Form 10-K
period 2015-12-31
INVACARE CORP
filed 2016-03-03
CIK 742112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————————
FORM 10-K
—————————————————————

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Registrant’s telephone number, including area code: (440) 329-6000
—————————————————————
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Shares, without par value	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2015, the aggregate market value of the 30,152,070 Common Shares of the Registrant held by non-affiliates was $652,189,274 and the aggregate market value of the 380,835 Class B Common Shares of the Registrant held by non-affiliates was $8,237,461. While the Class B Common Shares are not listed for public trading on any exchange or market system, shares of that class are convertible into Common Shares at any time on a share-for-share basis. The market values indicated were calculated based upon the last sale price of the Common Shares as reported by The New York Stock Exchange on June 30, 2015, which was $21.63. For purposes of this information, the 1,231,149 Common Shares and 703,912 Class B Common Shares which were held by Executive Officers and Directors of the Registrant were deemed to be the Common Shares and Class B Common Shares held by affiliates.
As of March 1, 2016, 31,834,488 Common Shares and 733,309 Class B Common Shares were outstanding.
Documents Incorporated By Reference
Portions of the Registrant’s definitive Proxy Statement to be filed in connection with its 2016 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.

Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of December 31, 2015.

INVACARE CORPORATION
2015 ANNUAL REPORT ON FORM 10-K CONTENTS

PART I

Item 1.        Business.

GENERAL

Invacare Corporation is a leading manufacturer and distributor in its markets for medical equipment used in non-acute care settings. At its core, the company designs, manufactures and distributes medical devices that help people to move, breathe, rest and with essential hygiene. The company provides medical device solutions for congenital (e.g., cerebral palsy, muscular dystrophy, spina bifida), acquired (e.g., stroke, spinal cord injury, traumatic brain injury, post-acute recovery, pressure ulcers) and degenerative (e.g., ALS, multiple sclerosis, chronic obstructive pulmonary disease (COPD), elderly, bariatric) ailments. The company revises its product lines to meet changing market demands and currently offers numerous product lines. The company sells its products principally to home medical equipment providers with retail and e-commerce channels, residential living operators, distributors and government health services in the United States, Europe, Canada, New Zealand, Australia and Asia. Invacare’s products are sold through its worldwide distribution network by its sales force, telesales associates and independent manufacturers’ representatives and distributors. In most markets, the company does not work directly with patients or receive reimbursement from healthcare payors.

Invacare is committed to design and deliver the best clinical value in medical products, which promote recovery and active lifestyles for people requiring home and other non-acute care. Yes, You Can.® continues to be the company's global tagline as it is indicative of the "can do" attitude of many of the people who use the company's products. In everything it does, the company strives to leave its stakeholders with its brand promise - Making Life's Experiences Possible™.

The company is a corporation organized under the laws of the State of Ohio in 1971. When the company was acquired in December 1979 by a small group of investors, it had $19.5 million in net sales and a limited product line of lifestyle wheelchairs and patient aids. Invacare's net sales in 2015 were approximately $1.1 billion thus yielding a 13% compound average annual sales growth rate since 1979. Based upon the company’s distribution channels, breadth of product line and net sales, Invacare is a leading company in many of the following major, non-acute, medical equipment categories: custom power and manual wheelchairs, homecare bed systems and home respiratory therapy.

The company’s executive offices are located at One Invacare Way, Elyria, Ohio, 44035 and its telephone number is (440) 329-6000. In this report, “Invacare” and the “company” refer to Invacare Corporation and, unless the context otherwise indicates, its consolidated subsidiaries.

THE HOME MEDICAL EQUIPMENT INDUSTRY

The home medical equipment (HME) market includes home health care products, physical rehabilitation products and other non-disposable products used for therapy and the long-term care of patients. As pressure on healthcare spending continues to escalate around the world, the company believes that increased delivery of care outside acute settings will be a significant part of the healthcare reform. In addition, technological advances have made medical equipment increasingly capable for use outside acute care settings. Current hospital procedures often allow for earlier patient discharge, thereby lengthening recuperation periods outside of the traditional institutional setting. Payors and providers are looking for ways to reduce spending in the most costly settings, and reduce patient exposure that can lead to co-morbidities. These incentives are accelerating the discharge of patients earlier or to recover in facilities with more cost-effective capabilities. Patients often prefer treatment in less institutional settings and are migrating to out-patient and ambulatory care centers.

A report from the United Nations, World Population Ageing 2013, states that the number of people age 60 years and older will more than double from 841 million people in 2013 to more than 2 billion in 2050. Despite getting older or having disabilities, people have increasing expectations for levels of activity and community participation throughout their lives. People around the world are increasingly unwilling to retire to a sedentary lifestyle and be left out of the world around them. The company provides solutions that allow people with congenital, acquired or degenerative conditions to engage with the world around them and live more fully.

With the costs of healthcare continuing to increase, the company believes that the interests of patients and healthcare providers are converging. This convergence will result in optimized care being performed in the most appropriate setting at a lower cost. Invacare believes that patients prefer care in less institutional settings, which can lead to better clinical outcomes and be more cost-effective. As payors become more judicious in their spending on healthcare, the company believes companies that provide better care or demonstrate better clinical outcomes will have an advantage. With its diverse product portfolio, clinical solutions, global scale and focus on the non-acute care setting, the company believes it is well positioned to serve this growing market.

North America Market

North America's population is growing and significantly aging. By 2025, 18.1% of the U.S. population will be age 65 and older as noted in a February 2011 New York Times article. While institutional care likely will remain an important part of the North American healthcare system, the company believes it is not the best and most cost-effective environment of care for many patients, particularly those with chronic medical conditions. Medicare-aged patients with chronic illnesses are placing unprecedented pressure on the current financial stability and sustainability of the Medicare program. This is resulting in a shift from acute care to lower costs of care settings, including long-term acute care facilities, skilled nursing facilities and the home. According to 2013 data from the Centers for Medicare and Medicaid Services (CMS), home healthcare spending has been rising at a 7% compound annual growth rate (CAGR) from 2000 through 2013, and CMS projects the effects of shifts of care will continue to drive more value through this channel of CAGR of over 6% at least through the next seven years. Initiatives by the United States government, such as Accountable Care Organizations, can align incentives for healthcare providers to partner closely across all medical specialties and settings and have the potential to significantly alter the trajectory of rising healthcare costs. The company primarily addresses this marketing through four channels: home healthcare providers, rehabilitation providers, long-term care facilities and government agencies.

The Canadian health care system is a publicly funded model that provides coverage to all citizens. The provinces and territories administer and deliver most of Canada's health care services but all provincial and territorial health insurance plans are expected to meet the national principles set out under the Canada Health Act. The objective of the Act is to provide consumer-centered support and funding to residents who have long-term physical disabilities and to provide access to personalized assistive devices appropriate for the individual’s basic needs. Each provincial and territorial health insurance plan differs in terms of the reimbursement policies and product specifications and this allows health services to be tailored to the particular needs of their residents.
Europe Market

While each country in Europe has distinct characteristics, many of the factors driving demand and reduced reimbursement in the regions are consistent with North America: aging of the population, growing number of patients with chronic illnesses, a strong preference to deliver healthcare at home, desire to use technology to reduce expensive clinical or nursing labor as well as technological trends. Variations in product specifications, regulatory approval processes, distribution requirements and reimbursement policies require the company to tailor its approach to each local market. Therefore a core strategy is to effectively penetrate these markets with global product platforms that are localized with country-specific adjustments as necessary. This is especially the case for power wheelchairs, manual wheelchairs, and respiratory products. In all European countries, customers make product selections based upon quality, product specification alignment with local reimbursement requirements, and excellent customer care.

Asia/Pacific Market

The company's Asia/Pacific segment is comprised of revenues from products sold into Australia, New Zealand, China, Japan, Korea and South East Asia. Invacare's Asia/Pacific businesses sell through six distribution channels. Mobility and seating products are sold via a dealer network with almost all sales directly government-funded. Homecare products are sold via a dealer network that sells products to the consumer market. Long-term care products are sold via a dealer network and directly to care facilities. The company operates a rental business in New Zealand supporting the three largest District Health Boards (DHB’s) in New Zealand’s North Island, comprising approximately 60% of the New Zealand population. Asia export sales are sold via distributors and agents based in Japan, Korea, India and South East Asia. Invacare China sells almost exclusively homecare products through retail channels via a distributor and dealer network focused in Shanghai, Beijing and Guangzhou.

Reimbursement

In most markets, the company does not sell products directly to the patient, nor does it receive reimbursement from healthcare payors. In some cases, the company sells directly to a government payor. For example, in the United States the company works directly with the Veterans Administration. In the United Kingdom, the company works directly with the National Health Service (NHS) and similarly in Scandinavian countries. In most cases, the company’s customers work directly with consumers to determine their medical need and then purchase products directly from the company. The customer may seek reimbursement from a private or government payor on behalf of the consumer, as appropriate. As a result, the company's products are affected by government regulation and reimbursement policies in virtually every country in which it operates. Reimbursement guidelines in the home health care industry have a substantial impact on the nature and type of equipment an end-user can obtain and, thus, affect the product mix, pricing and payment patterns of the company’s customers who are typically medical equipment providers. In the European market, many products are no longer being reimbursed and are migrating into consumer / retail channels, including scooters, walking aids and several hygiene (bathroom) products. The company believes its strong market position and technical expertise will allow it to respond to ongoing reimbursement changes. However, the issues described above will likely continue to have an adverse impact on the pricing of the company’s products.

PRODUCT CATEGORIES

The company manufactures and distributes products in three key product categories:

Mobility and Seating Products

•
Power Wheelchairs. Invacare designs, manufactures and distributes a complete line of power wheelchairs for individuals who require independent powered mobility. The range includes products that can be significantly customized to meet an individual’s specific needs, as well as products that are inherently versatile and meet a broad range of individual requirements. Center-wheel drive power wheelchair lines are marketed under the Invacare® TDX® brand name. The TDX line of power wheelchairs offers a combination of power, stability and maneuverability. Power tilt and recline seating systems are offered as well. Both the TDX® and Pronto® series of power wheelchairs with SureStep® stability feature center-wheel drive performance. The company also has front- and rear-wheel drive power wheelchair technology, most notably the Storm Series® rear-wheel drive series. The company has several subsidiaries that specialize in complex rehabilitation technology. For example, Adaptive Switch Labs (ASL) manufactures alternative electronic control systems, such as enabling control via sip/puff or head position inputs for consumers with limited dexterity. Motion Concepts has top-of-the line powered seating and positioning technology. The company continues to lead this market with unique intellectual property in wheelchair suspension, alternative controls and electronics.

•
Custom Manual Wheelchairs. Invacare designs, manufactures and markets a range of custom manual wheelchairs and recreational products for everyday use, outdoor recreation, and casual and competitive sports. These lightweight devices are marketed under the Invacare® and Invacare® Top End® brand names. The company’s Motion Concepts subsidiary also has an all-terrain custom manual wheelchair with specialized features to endure more rugged terrain. In Europe, the company has a premiere line of custom manual wheelchairs designed and manufactured by the Küschall brand based in Switzerland. These custom manual wheelchairs provide mobility for people with moderate to severe disabilities in their everyday activities as well as for use in various sports such as basketball, racing and tennis. The company’s competitive advantage includes custom manual wheelchairs with the ability to collapse to fit in small spaces for ease of transportability, and the use of strong lightweight materials for durability and ease of use by the consumer.

•
Seating and Positioning Products. Invacare manufactures and markets seat cushions, back supports and accessories under three series. The Invacare® Seating & Positioning series provides simple seating solutions. The Invacare® Matrx® Series offers versatile modular seating. The company's PinDot® series provides seating and positioning cushions based on custom molds of individuals with unique anatomy. This high-level of customization is highly specialized in the market, and is sought by therapists who need solutions for their most complex clinical situations.

Lifestyle Products

•
Manual Wheelchairs. Invacare designs, manufactures and distributes a complete line of manual wheelchairs. The company's manual wheelchairs are sold for use in the home, institutional settings, public places, and outdoors. Consumers include people who are chronically or temporarily disabled and require basic mobility performance with little or no frame modification. Examples of the company’s manual wheelchair lines, which are marketed under the Invacare® brand name, include the 9000 and Tracer® wheelchairs. These wheelchairs are designed to accommodate the diverse capabilities and unique needs of the individual.

•
Personal Care. Invacare is principally a distributor of a full line of personal care products, including ambulatory aids such as crutches, canes, rollators, walkers, knee walkers and wheeled walkers. Also available are bathing safety aids such as tub transfer benches, shower chairs and grab bars, as well as patient care products such as commodes and other toileting aids.

•
Homecare Beds. Invacare manufactures and distributes a wide variety of manual, semi-electric and fully-electric beds for home use under the Invacare® brand name. Homecare bed accessories include bedside rails, mattresses, overbed tables and trapeze bars. Also available are bariatric beds and accompanying accessories to serve the special needs of bariatric patients. The company’s bed systems introduced the split-spring bed design, which is easier for HME providers to deliver, assemble and clean. Invacare’s beds also feature patented universal bed-ends, where the headboard and footboard may be used interchangeably. This enables customers to more efficiently deploy their inventory.

•
Pressure Relieving Sleep Surfaces.  Invacare manufactures and distributes a complete line of therapeutic pressure relieving overlays and mattress replacement systems for the prevention and treatment of pressure ulcers. The Invacare® Softform and microAIR® brand names feature a broad range of pressure relieving foam mattresses or powered mattress replacements with alternating pressure, low-air-loss or rotational mattresses, which redistribute weight and assist with moisture management. These mattresses are designed to provide comfort, support and relief to those patients who are immobile or have limited mobility; who may have fragile skin or be susceptible to skin breakdown; and who spend long periods in bed.

•
Patient Transport. Invacare manufactures and distributes products needed to assist in transferring individuals from surface to surface (e.g., bed to chair) or transporting from room to room. Designed for use in the home or institutional settings, these products include patient lifts and slings.

Respiratory Therapy Products

The company designs and manufactures products that concentrate oxygen for consumers who need supplemental oxygen for breathing. Invacare® oxygen products meet a wide variety of needs, including stationary systems for use while at home and portable systems for mobile use. Historically, oxygen therapy was provided by delivery of large flasks of liquid oxygen or the routine delivery of compressed oxygen to patients. Invacare’s newer modalities of oxygen supply replace more costly and constraining delivery-based forms of care.

•
Stationary Oxygen Concentrators. Invacare oxygen concentrators are manufactured under the Perfecto2™ and Platinum™ brand names and are available in five- and ten-liter models. All Invacare stationary concentrators are designed to provide patients with durable equipment that reliably concentrates oxygen either in the home or a healthcare setting. Stationary oxygen concentrators are typically used by people needing nocturnal oxygen, or those who have advanced COPD and are unable to leave their homes.

•
Non-Delivery Oxygen Technology. Industry trends continue to displace modes of oxygen therapy that involve delivery, which is more costly to provide and less convenient for patients who need to coordinate the exchange of oxygen containers. The Invacare® HomeFill® Oxygen System is a solution that forms the basis for a non-delivery model and allows oxygen patients to fill their own high-pressure cylinders from an oxygen concentrator within the home and therefore have very convenient portable sources of supply. Published industry data suggests a large portion of the costs associated with home oxygen therapy are directly associated with delivery-related activities required to meet the ambulatory oxygen therapy needs of patients. Technology, such as the HomeFill system, allows home medical equipment providers to virtually eliminate time-consuming and costly service calls associated with cylinder and/or liquid oxygen deliveries while at the same time enhancing patient care. In addition, patients are free to concentrate oxygen in portable tanks at their convenience.

Rounding out Invacare’s non-delivery respiratory offerings are the Invacare® XPO2® portable oxygen concentrator and the Invacare® SOLO2® portable oxygen concentrator available in Europe, both of which have been approved by the U.S. Federal Aviation Administration (FAA) for use on board commercial flights. The XPO2 portable concentrator has pulse settings from 1-5 to help meet the varying needs of those with respiratory ailments. It features Invacare® Sensi-Pulse™ Technology that customizes the size of each bolus of oxygen to meet patient demand. The SOLO2 portable concentrator offers continuous flow oxygen up to three liters per minute or pulse dose oxygen delivery and is portable and easy to operate.

GEOGRAPHIC SEGMENTS

Europe

The company’s European operations operate as a “common market” with sales throughout Europe. The European segment is integrated with North America and other global subsidiaries for new product development and shares additional corporate resources. The company manufactures power wheelchair products at Invacare Porta Westfalica, Germany, and Alber GmbH in Germany. The company produces power add-ons from Alber GmbH in Germany. Manual wheelchair products are manufactured at Kuschall AG in Switzerland, Invacare Rea AB in Sweden, and Invacare Fondettes, France. In addition to manual wheelchairs, Invacare Rea AB in Sweden manufactures institutional beds primarily for the Nordic market. The company's facility in Portugal assembles beds, mainly for the Southern European markets, and patient lifts for the whole of Europe. Personal care products are manufactured at Aquatec GmbH in Germany. Invacare UK Ltd. manufactures therapeutic support surfaces, and seating and positioning products. It also receives imported seating and positioning products from Invacare’s Motion Concepts subsidiary in Canada. Oxygen products, such as concentrators and Invacare® HomeFill® oxygen systems, are imported from Invacare U.S. or

China operations. The European segment comprised 47.0%, 48.1% and 43.7% of the net sales from continuing operations in 2015, 2014 and 2013, respectively.

North America

North America includes the following segments in the United States and Canada: North America/Home Medical Equipment (North America/HME) and Institutional Products Group (IPG).

•
North America/Home Medical Equipment (North America/HME) - This segment primarily includes: mobility and seating, lifestyle and respiratory therapy product lines as discussed above. Products are sold through home healthcare providers, rehabilitation providers and to government provider agencies like the Veterans Administration. This segment comprised 41.5%, 40.0% and 44.2% of the net sales from continuing operations in 2015, 2014 and 2013, respectively.

•
Institutional Products Group (IPG) - Invacare, operating as Invacare Continuing Care and Invacare Continuing Care Canada, sells and distributes healthcare furnishings including long-term care beds, case goods, safe patient handling equipment, and certain other home medical equipment and accessory products for long-term care customers. This segment also provides interior design services for nursing homes and assisted living facilities involved in renovation and new construction. IPG also included Dynamic Medical System, LLC, and Invacare Outcomes Management, LLC (collectively "the rentals businesses") which were divested on July 2, 2015. This segment comprised 7.6%, 8.1% and 8.4% of net sales from continuing operations in 2015, 2014 and 2013, respectively.

Asia/Pacific

The company’s Asia/Pacific operations consist of Invacare Australia, Invacare New Zealand and Dynamic Controls. The company distributes a range of home medical equipment including mobility and seating, lifestyle and respiratory therapy products to homecare and long-term care markets in Australia and New Zealand. Dynamic Controls is a manufacturer of electronic operating components used in power wheelchairs, scooters, respiratory and other products used in Invacare products and in products sold by other companies. This segment comprised 3.9%, 3.8% and 3.7% of the net sales from continuing operations in 2015, 2014 and 2013, respectively.

Discontinued Operations

Invacare distributed numerous lines of branded medical supplies for ostomy, incontinence, diabetic, enteral, wound care and urology products, as well as home medical equipment, including lifestyle products through Invacare Supply Group, Inc. (ISG), which was divested on January 18, 2013. Invacare manufactured and sold medical recliners for dialysis clinics through its Champion Manufacturing, Inc. (Champion) subsidiary that was divested on August 6, 2013. Invacare also manufactured and sold stationary standing assistive devices for use in patient rehabilitation through its Altimate Medical, Inc., subsidiary that was divested on August 29, 2014. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Discontinued Operations.

Divested Operations

Invacare divested the rentals businesses on July 2, 2015, which were included in the IPG segment. Prior to the disposition of these rentals businesses, IPG had rented long-term care medical equipment and accessory products through these rentals businesses. The company determined that the sale of the rentals businesses did not meet the criteria for classification as a discontinued operation.

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

COMPETITION

North America and Asia/Pacific

The home medical equipment market is highly competitive and Invacare products face significant competition from other well-established manufacturers and distributors. Various competitors, from time to time, have instituted price-cutting programs in an effort to gain market share and may do so again in the future. In addition, as reimbursement pressures persist in the U.S. market, some customers are beginning to directly source select lifestyle products to secure a low-cost advantage. The company believes that its success in increasing market share is dependent on providing value to the customer based on the quality, performance, durability, and clinical benefits of the company's products, the technical expertise of the sales force, the effectiveness of the company's distribution system, the strength of the dealer and distributor network and the availability of prompt and reliable service for its products.

Europe

As a result of the different reimbursement specifications per country and varied competitive distribution practices across Europe, the principal competition varies from one country to another. In 2015, some consolidation resulted in country-specific or limited regional competitors becoming regional affiliates of global competitors. In the areas of beds, hygiene, walking aids and safe patient handling, country-specific competitors remain strong and more localized.

MARKETING AND DISTRIBUTION

North America

In the United States, Invacare products are marketed primarily to HME providers, rehabilitation equipment providers, long-term care providers and government agencies, who in turn sell or rent these products directly to consumers. The company also employs a “pull-through” marketing strategy to medical professionals, including physical and occupational therapists, who refer their patients to HME providers to obtain specific types of home medical equipment. In 2015, the North American sales force began to shift from a generalist sales force to one more focused on clinically complex products, including complex rehabilitation technology, therapeutic support surfaces, safe patient handling, non-delivery oxygen technology and bariatric products.

Invacare’s North America/HME sales and marketing organization consists primarily of a sales force which markets and sells both Invacare® branded products and products from Invacare subsidiaries, such as Motion Concepts, Freedom Designs, and Adaptive Switch Labs, to customers within homecare, long-term care, rehabilitation and government channels. Invacare’s HME outside sales force functions as Territory Business Managers (TBM), who handle clinically complex product and service needs for an account. The TBM also provides clinical training and product in-services to providers. TBMs are supported by the Inside Sales Department that provides support on the company's broad product portfolio and increased sales coverage of smaller accounts. In Canada, products are sold by a sales force and distributed through regional distribution centers to health care providers throughout Canada.

Products from the IPG segment include beds and resident room furnishings, safe patient handling equipment, bathing systems, and therapeutic support surfaces. The IPG sales and marketing organizations consist of outside sales representatives and independent representative agencies supported by a marketing group that generates awareness and demand at skilled nursing facilities for Invacare products and services. IPG also provides interior design services and products for nursing homes and assisted living facilities involved with renovation and new construction.

The company contributes extensively to editorial coverage in trade publications concerning the products the company manufactures. Company representatives attend numerous trade shows and conferences on a national and regional basis in which Invacare products are displayed to providers, health care professionals, managed care professionals and consumers. The company also drives awareness of its brand through its website, as well as online communities targeted toward the people who use its products.

The company raises consumer awareness of its products through its sponsorship of a variety of wheelchair sporting events and support of various philanthropic causes benefiting the consumers of the company's products. The company continued its sponsorships of individual wheelchair athletes and teams, including several of the top-ranked male and female racers, hand cyclists and wheelchair tennis players in the world. In 2015, the company fit and provided highly customized sports devices to elite global athletes who were competing to qualify for their respective national teams in anticipation of the 2016 Paralympic Games. In addition, the company continued its support of disabled veterans through its sponsorship of the 36th National Veterans Wheelchair Games, the largest annual wheelchair sporting event in the world. The games bring a competitive and recreational sports experience to military service veterans who use wheelchairs for their mobility needs due to spinal cord injury, neurological conditions or amputation.

Europe

The company’s European operations primarily conduct manufacturing, marketing and distribution functions in Western Europe and coordinate export sales activities through local distributors elsewhere in the world. The company has a sales force and, where appropriate, distribution centers in the United Kingdom, France, Germany, Belgium, Portugal, Spain, Italy, Denmark, Sweden, Switzerland, Austria, Norway and the Netherlands, and sells through distributors elsewhere in Europe, Russia, the Middle East and Africa. In markets where the company has its own sales force, product sales are typically made through dealers of medical equipment and, in certain markets, directly to government agencies. In 2015, as in previous years, pricing comparison across borders along with customer consolidation are driving the development of pan European pricing policies and control. The company has centralized some of its distribution to a European Distribution Center in France, which optimizes logistics costs and increases service levels to customers.

Asia/Pacific

The company's Asia/Pacific segment is comprised of revenues from selling electronic controls systems to medical equipment OEMs from its Dynamic Controls business and revenue from trade sales and rentals to customers in Australia, New Zealand, China, Japan, Korea and South East Asia. Invacare Asia/Pacific businesses sell through six distribution channels:

•	Mobility and seating products are sold via a dealer network with almost all sales directly government funded;

•	Homecare products are sold via a dealer network that sells products to the consumer market;

•	Long-term care products are sold via a dealer network and directly to aged care facilities;

•
Invacare operates a rentals business in New Zealand supporting the three largest District Health Boards (DHB’s) in New Zealand’s North Island, comprising approximately 60% of the New Zealand population;

•	Asia export sales are sold via distributors and agents based in Japan, Korea, India and South East Asia; and

•	Invacare China sells primarily homecare products to retail channel customers via third-party distribution network focused in Shanghai, Beijing and Guangzhou.

Invacare Australia and New Zealand have invested heavily in marketing efforts to increase demand for Invacare products, with customer relationship management, marketing automation, and sales and marketing database tools being introduced to increase market penetration. These tools are expected to be introduced in China during 2016.

Sponsorship efforts are focused around “grassroots” programs aimed at introducing people with disabilities to sports as a pathway to inclusion. In 2016, Invacare New Zealand is “a supporting partner of Paralympics New Zealand” and the “Preferred Equipment Supplier of Paralympics New Zealand.” Invacare also sponsors the "Oz Day 10K" classic wheelchair race on Australia Day. Invacare is a sponsor of the Attitude Trust and is a named sponsor for the Disabled Sports Person of the Year award that is held as part of the Attitude Awards on World Disability Day in New Zealand.

Dynamic Controls, Ltd., the company's subsidiary which produces electronic components for use in power wheelchairs, scooters, respiratory and other products, sells to other Invacare subsidiaries and to external customers in North America, Europe and Asia/Pacific.

PRODUCT LIABILITY COSTS

The company is self-insured in North America for product liability exposures through its captive insurance company, Invatection Insurance Company, which insures annual policy losses up to $10,000,000 per occurrence and $13,000,000 in the aggregate. Invatection’s policy-year runs from September 1 to August 31. The company also has additional layers of external insurance coverage insuring up to $75,000,000 in aggregate losses per policy-year arising from individual claims anywhere in the world that exceed the captive insurance company policy limits or the limits of the company’s per country foreign liability limits, as applicable. There can be no assurance that Invacare’s current insurance levels will continue to be adequate or available at affordable rates.

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

PRODUCT DEVELOPMENT AND ENGINEERING
In 2015, Invacare introduced select products that improved and renewed its current offerings. The following are some of Invacare's notable new products introduced in 2015:

•
The ROVI® X3 Power Base with Motion Concepts Ultra Low Maxx Power Positioning was launched in North America and Asia/Pacific available with a full range of Motion Concepts power positioning products. This wheelchair features center-wheel drive with the narrowest wheelbase in the market and a unique chassis configuration for enhanced stability.

•
The new Freedom Designs® P.R.O. CG™ Tilt-in-Space Wheelchair features a lightweight design (just 34 lb. in transport configuration), compact size (base frame is only 21.75” long), and simple adjustments for enhanced maneuverability. The Precise Rotational Orientation makes the wheelchair easy to push, tilt, un-tilt, and turn, making it easy to use with a full range of patient sizes and living environments. The product is available globally.

•
Designed with the highest level of skin protection, positioning and adjustability to match unique user needs, the new Invacare® Matrx® Libra™ Cushion offers a complete range of seat cushion and bolster solutions for balance and stability while optimizing body function. The Libra Cushion is made from high-resilience foam with Ultra-Fresh™ anti-microbial and odor protection, featuring a highly flexible inner liner for an extra layer of moisture protection.

•
In Europe, the company launched the Invacare® Action® 5 medium-active lightweight foldable wheelchair with two patents pending. Winner of the prestigious 2015 RED-DOT design award, the Action 5 wheelchair features an innovative horizontal folding system and a unique stepless adjustable backrest mechanism that allows fine adjustments to be made by the clinician while the consumer remains seated. Its unique folding mechanism allows the wheelchair to be folded using one hand instead of two hands, which is typically the case with folding wheelchairs. It is highly configurable, but it still has the stability and ride of a rigid (non-folding) wheelchair. This product will launch in the United States in 2016 as the Invacare® MyOn™ HC custom manual wheelchair.

•
The Küschall® Champion wheelchair model is a new foldable wheelchair that sets the standard for the next generation at the highest level by offering the driving performance and the stability of a rigid wheelchair with all the advantages of a foldable one. It includes stiffness and rigidity for unrivaled driving performance, millimeter adjustments, and an aesthetically sparse frame design.

•
The Motion Concepts Ultra Low Maxx power positioning system is designed to bring unparalleled levels of adjustability, comfort and support to power wheelchair consumers with complex needs. Already established in the North American rehabilitation market, the Ultra Low Maxx was introduced in Europe on the Invacare power wheelchair models TDX® SP2, Storm® 4 and Storm® 4 X-plore.

•
In Europe, the company launched two economy mattresses - the Invacare® Essential Care and Invacare® Essential Visco mattresses. Both mattresses offer comfort and reduce contact pressure for healthy skin. The Essential Care mattress accomplishes this with a castellated surface. The Visco mattress adds a layer of viscoelastic material for further comfort and pressure distribution. Both mattresses serve needs in the residential healthcare environment.

MANUFACTURING AND SUPPLIERS

The company’s objective is to efficiently deploy assets in its supply network to achieve the best quality, service performance and lowest total cost. The company achieves this with a combination of value from Invacare facilities, contract manufacturers and key suppliers.

The company continues to emphasize reducing the cost of its global manufacturing and distribution operations. A culture deploying current Good Manufacturing Practices (“cGMP”) and Lean Manufacturing principles eliminates waste throughout the network and seeks ongoing improvements. At its core, the company’s operational focus accommodates both custom-configured products for specialized clinical situations and the efficient distribution of made-to-stock products.

The company procures raw materials, components and finished goods from a global network. The company utilizes regional and Asian sourcing offices for the identification, development and management of its supply base. Where appropriate, Invacare utilizes suppliers across multiple regions to ensure flexibility, continuity and responsiveness. The company’s network of engineering design centers, product management groups and manufacturing sites work to optimize cost and strategic expertise. The company has regional product management groups translating user needs into product requirements, which are then translated into product designs in engineering centers of excellence and produced in locations that optimize quality, cost, delivery performance and working capital.

North America

The company operates several vertically integrated and complex assembly factories in North America to manufacture its custom powered wheelchairs and seating products (Elyria, OH); manual wheelchairs and patient aids (Reynosa, MX); beds, institutional case goods and respiratory therapy products (Sanford, FL); manual recreational and wheelchair products (Clearwater, FL), passive manual and pediatric wheelchairs (Simi Valley, CA), seating and positioning systems (Toronto, ONT). Products made in North American operations are sold in North America and are shipped as finished goods and as subcomponents to internal and external customers globally. The company is rationalizing its North American distribution network to optimize delivery performance and cost.

Asia/Pacific

Invacare manufactures products that serve regional markets through the company’s wholly-owned factories in Suzhou, Jiangsu Province, China. The Suzhou facilities supply finished goods and subcomponents to internal and external customers in the major geographic regions of the world.

Europe

The company has eight manufacturing/assembly facilities in Europe with capabilities to manufacture patient aid, wheelchair, powered mobility, bath safety, beds, therapeutic support surfaces, and patient transport products. Products manufactured in Europe are used by customers in Europe, Middle East and Africa. In some cases finished goods and components are distributed to internal and external customers globally.

GOVERNMENT REGULATION

The company is affected by regulations that govern the manufacture, distribution, marketing and sale of its products and regulate healthcare reimbursement. These policies differ among and within every country in which the company operates. Changes in regulations, guidelines, procedural precedents and healthcare policy take place frequently and can impact the size, growth potential and profitability of products sold in each market.

In the U.S., healthcare costs have increased at rates in excess of the rate of inflation and as a percentage of GDP for several decades. A number of efforts to control the federal deficit have impacted reimbursement levels for government sponsored healthcare programs. Private insurance companies often adopt changes in federal programs. Reimbursement guidelines in the home healthcare industry have a substantial impact on the nature and type of equipment a consumer can obtain and thus, affect the product mix, pricing and payment patterns of the company’s customers who are the medical equipment providers.

The company has continued its efforts to influence public policies that impact home-based and long-term non-acute healthcare. The company has been actively educating federal and state legislators about the needs of the patient communities it serves and has worked with policy authors to ensure the industry’s healthcare consumer needs are represented. The company believes its efforts have given the company a competitive advantage. Customers and end-users recognize the company’s advocacy efforts and the company has the benefit of remaining apprised of emerging policy direction.

FDA

The United States Food and Drug Administration (the “FDA”) regulates the manufacture and sale of medical devices. Under such regulation, medical devices are classified as Class I, Class II or Class III devices, depending on the level of risk posed to patients, with Class III designating the highest-risk devices. The company’s principal products are designated as Class I or Class II devices. In general, Class I devices must comply with labeling and record-keeping requirements and are subject to other general controls. In addition to general controls, certain Class II devices must comply with product design and manufacturing controls in compliance with the Quality System Regulation (QSR). Domestic and foreign manufacturers of medical devices distributed commercially in the U.S. are subject to periodic inspections by the FDA. Furthermore, state, local and foreign governments have adopted regulations relating to the design, manufacture and marketing of health care products.

Consent Decree

In December 2012, the company reached agreement with the FDA on the terms of the consent decree of injunction with respect to the company's Corporate facility and its Taylor Street wheelchair manufacturing facility in Elyria, Ohio. A complaint and consent decree were filed in the U.S. District Court for the Northern District of Ohio, and on December 21, 2012, the Court approved the consent decree and it became effective. The consent decree limits the company's manufacture and distribution of power and manual wheelchairs, wheelchair components and wheelchair sub-assemblies at or from its Taylor Street manufacturing facility. The decree also initially limited design activities related to wheelchairs and power beds that take place at the impacted Elyria, Ohio facilities. The company is entitled to continue to produce from the Taylor Street manufacturing facility certain medically necessary wheelchairs provided that documentation and record-keeping requirements are followed, as well as ongoing replacement, service and repair of products already in use, under terms delineated in the consent decree. The consent decree specifies the terms under which the company may resume full operations at the impacted facilities. The company must complete third-party expert certification audits at the impacted Elyria facilities, which comprises three distinct reports. These reports must be submitted to, and accepted by, the FDA. During 2013, the company completed the first two of the third-party expert certification audits, and the FDA found the results of both to be acceptable. In these reports, the third-party expert certified that the company's equipment and process validation procedures and its design control systems are compliant with the FDA's QSR. As a result of the FDA's acceptance of the first certification report on May 13, 2013, the Taylor Street facility was able to resume supplying parts and components for the further manufacturing of medical devices at other company facilities. The company's receipt of the FDA's acceptance of the second certification report on July 15, 2013, allowed the company to resume design activities at the impacted facilities related to power wheelchairs and power beds. In February 2016, the independent expert issued the third certification report, which was submitted to the FDA, indicating substantial compliance to the FDA's QSR at the impacted Elyria facilities.
Per the terms of the consent decree, the company must submit its own report to the FDA regarding the actions it has taken to improve its quality systems and its overall compliance status together with its written responses to any observations in the independent expert's certification report and prior FDA inspection observations. Both the independent expert's third certification report as well as the company's own report must be accepted by the FDA before the Agency will reinspect the impacted Elyria facilities. If the FDA finds the company is compliant with the QSR requirements, the FDA will provide written notification that the company is permitted to resume full operations at the impacted facilities. The company cannot predict the acceptance of these reports by the FDA, nor any remaining work that may be needed to meet the FDA's requirements. The FDA has the authority to inspect any FDA registered facility at any time.
After resumption of full operations, the company must undergo five years of audits by a third-party expert to determine whether the facilities are in continuous compliance with FDA regulations and the consent decree. The auditor will inspect the Corporate and Taylor Street facilities’ activities every six months during the first year following the resumption of full operations and then annually for the following four years.
Under the consent decree, the FDA has the authority to order the company to take a wide variety of actions if the FDA finds that the company is not in compliance with the consent decree or FDA regulations, including requiring the company to cease all operations relating to Taylor Street products. The FDA also can order the company to undertake a partial cessation of operations or a recall, issue a safety alert, public health advisory, or press release, or to take any other corrective action the FDA deems necessary with respect to Taylor Street products.
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

Other FDA Matters

In December 2010, the company received a warning letter from the FDA related to quality system processes and procedures at the company's Sanford, Florida facility. In October 2014, the FDA conducted an inspection at the Sanford facility and, at the conclusion, issued four inspection observations on Form 483, three of which related to complaint handling and Corrective And Preventative Actions (CAPA) process and a fourth related to production process controls. The company has filed its response with the FDA and continues to work on addressing the FDA observations. At the time of filing of this Annual Report on Form 10-K, this matter remains pending. See Item 1A. Risk Factors.

In January 2014, the FDA conducted inspections at the company’s manufacturing facility in Suzhou, China and at the company’s electronic components subsidiary in Christchurch, New Zealand, covering quality systems and current Good Manufacturing Practice (cGMP) regulations. In August 2014, the FDA inspected Alber GmbH in Albstadt, Germany. The FDA issued its inspection observations on Form 483 to the company after these inspections, and the company submitted its responses to the agency in a timely manner.

In December 2015, the FDA issued a Form 483 with observations following a 2015 inspection of approximately five months duration at the Corporate and Taylor Street facilities in Elyria, Ohio which included a review of the company’s compliance with terms of the consent decree and the matters covered by the first and second expert certification reports previously accepted in 2013. The company has filed its response to this Form 483 with the FDA and continues to work on addressing the FDA's observations.

From time to time, the company may undertake voluntary recalls or field corrective actions of the company’s products to correct product issues that may arise. These actions are necessary to ensure the company's products adhere to high standards of quality and safety. The company continues to operate these programs to ensure compliance with applicable regulations and actively keeps abreast of proposed regulations, particularly those which could have a material adverse effect on the company.

National Competitive Bidding

With respect to reimbursement in the United States, the Centers for Medicare and Medicaid Services (CMS) is a significant payor and governs healthcare reimbursement for Medicare and Medicaid services. On January 1, 2011, CMS began its National Competitive Bidding (NCB) program in nine metropolitan statistical areas across the country (Round 1) for the purpose of reducing healthcare spending. On July 1, 2013, CMS expanded the program to an additional 91 metropolitan statistical areas (Round 2). These bid programs have resulted in new, lower Medicare payment rates in these 100 areas. CMS rebids these areas at least every three years. In January 2016, CMS began the deployment of NCB rates to the remainder of the Medicare population that had not yet been impacted by the program, primarily to rural areas. CMS has divided the United States into eight regions and is applying the average reimbursement reduction per NCB product category in each region from Round 1 and Round 2 to the rural providers in those eight regions. Fifty percent of the reimbursement reduction became effective in January 2016. The remaining half of the reduction is expected to be applied in July 2016. The company’s exposure to effects of NCB rate reductions and any similar reductions from private payors or state agencies is primarily related to the increased credit risk of its customers whose revenue is based on reimbursement. As reimbursement rates are reduced, the company’s customers will see pressure on the profitability and liquidity of their businesses. The company therefore remains judicious in its extension of credit to its customers and is vigilant about collections efforts.

Although reductions in Medicare payments are not beneficial to the homecare industry, the company believes it can still grow and thrive in this environment. No significant cost-of-living adjustments have been made to reimbursement rates by CMS over the last few years that affect the company’s products, and the company intends to continue its own productivity initiatives. As a result of reimbursement reductions, the company’s customers are increasingly interested in cost-effective clinical solutions for their clients. Some of the company’s solutions are particularly effective in providing clinical benefits to patients and cost-effective healthcare provision for the company’s customer-providers. As an example, the company’s respiratory therapy products can help offset reimbursement reductions by reducing or eliminating the need for routine delivery services to end-users. Delivery costs can be a substantial element of cost for its customers. HomeFill oxygen systems and the company’s oxygen concentrators can provide effective convenient therapy for consumers and cost-effective equipment solutions for providers. The company intends to develop other products that help providers improve profitability.

BACKLOG

The company generally manufactures its products to meet near-term demands by shipping from stock or by building to order based on the specialized nature of certain products. Therefore, the company does not have substantial backlog of orders of any particular product nor does it believe that backlog is a significant factor for its business.

EMPLOYEES

As of December 31, 2015, the company had approximately 4,700 employees.

FOREIGN OPERATIONS AND EXPORT SALES

The company also markets its products for export to other foreign countries. In 2015, the company's products were sold in over 100 countries. For information relating to net sales, operating income and identifiable assets of the company’s foreign operations, see Business Segments in the Notes to the Consolidated Financial Statements.

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

Additionally, Invacare’s filings with the SEC are available on or through the company’s website, www.invacare.com, as soon as reasonably practicable after they are filed electronically with, or furnished to, the SEC. Copies of the company’s filings also can be requested, free of charge, by writing to: Shareholder Relations Department, Invacare Corporation, P.O. Box 4028, Elyria, OH 44036-2125. The contents of the company's website is not part of this Annual Report on Form 10-K.

FORWARD-LOOKING INFORMATION

This Form 10-K contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “could,” “plan,” “intend,” “expect,” “continue,” “believe” and “anticipate,” as well as similar comments, denote forward-looking statements that are subject to inherent uncertainties that are difficult to predict. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties, which include, but are not limited to, the following: compliance costs, limitations on the production and/or distribution of the company's products, inability to bid on or win certain contracts, unabsorbed capacity utilization, including fixed costs and overhead, or other adverse effects of the FDA consent decree of injunction; any circumstances or developments that might delay or adversely impact the FDA's acceptance of the third, most comprehensive expert certification audit or FDA inspection of the company's quality systems at the Elyria, Ohio, facilities impacted by the FDA consent decree, including any possible failure to comply with the consent decree or FDA regulations, requirement to perform additional remediation activities or further resultant delays in receipt of the written notification to resume operations; regulatory proceedings or the company's failure to comply with regulatory requirements or receive regulatory clearance or approval for the company's products or operations in the United States or abroad; adverse effects of regulatory or governmental inspections of company facilities at any time and governmental enforcement actions; product liability or warranty claims; product recalls, including more extensive recall experience than expected; the failure or refusal of customers or healthcare professionals to sign verification of medical necessity (VMN) documentation or other certification forms required by the exceptions to the FDA consent decree; possible adverse effects of being leveraged, including interest rate or event of default risks; exchange rate fluctuations, in light of the relative importance of the company's foreign operations to its overall financial performance; legal actions, including adverse judgments or settlements of litigation or claims in excess of available insurance limits; adverse changes in government and other third-party payor reimbursement levels and practices both in the U.S. and in other countries (such as, for example, more extensive pre-payment reviews and post-payment audits by payors, or the continuing roll out of the Medicare National Competitive Bidding program); impacts of the U.S. Affordable Care Act of 2010 (such as, for example, the impact on the company of the excise tax on certain medical devices, and the company's ability to successfully offset such impact); ineffective cost reduction and restructuring efforts or inability to realize anticipated cost savings or achieve desired efficiencies from such efforts; delays, disruptions or excessive costs incurred in facility closures or consolidations; interest rate or tax rate fluctuations; additional tax expense or additional tax exposures could affect the company's future profitability and cash flow; inability to design, manufacture, distribute and achieve market acceptance of new products with greater functionality or lower costs or new product platforms that deliver the anticipated benefits; consolidation of health care providers; lower cost imports; uncollectible accounts receivable; difficulties in implementing/upgrading Enterprise Resource Planning systems; risks inherent in managing and operating businesses in many different foreign jurisdictions; decreased availability or increased costs of materials which could increase the company's costs of producing or acquiring the company's products, including possible increases in commodity costs or freight costs; heightened vulnerability to a hostile takeover attempt; provisions of Ohio law or in the company's debt agreements, charter documents or other agreements that may prevent or delay a change in control, as well as the risks described from time to time in the company's reports as filed with the Securities and Exchange Commission. Except to the extent required by law, the company does not undertake and specifically declines any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

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

The company is subject to a consent decree of injunction ("consent decree") with the U.S. Food and Drug Administration (“FDA”), the effects of which have been, and continue to be, costly to the company and could result in continued adverse consequences to the company's business.
The consent decree, which was filed as an exhibit to the company's Form 8-K filed on December 20, 2012, became effective December 21, 2012. The injunction limits the company's manufacture and distribution of power and manual wheelchairs, wheelchair components and wheelchair sub-assemblies at or from its Taylor Street manufacturing facility in Elyria, Ohio. The decree also temporarily limited design activities related to wheelchairs and power beds that take place at the impacted Elyria, Ohio facilities. However, the company is entitled to continue to produce from the Taylor Street manufacturing facility certain medically necessary wheelchairs provided that documentation and record-keeping requirements are followed, as well as ongoing replacement, service and repair of products already in use, under terms delineated in the consent decree. In addition, the company was able to fulfill purchase orders and quotes that were in the company's order fulfillment system prior to the effective date of the decree. Under the terms of the consent decree, in order to resume full operations at the impacted facilities, the company must successfully complete a third-party expert certification audit and receive written notification from the FDA. The certification audit is comprised of three distinct reports. The first two of the three certification reports were completed and accepted by the FDA during 2013. In February 2016, the third-party expert issued its third certification report indicating substantial compliance with the FDA’s Quality System Regulation (QSR), and the report was submitted to the FDA. Under the terms of the consent decree, the company must submit its own report related to its compliance status and its responses to any observations by the third-party expert or by the FDA from prior inspections. The company will not be able to resume full operations at the Corporate and Taylor Street facilities until the FDA issues written notice that it has found the facilities to be in compliance. Within 30 days of receiving the company’s report, according to the terms of the consent decree, the FDA will begin a comprehensive inspection of the Corporate and Taylor Street facilities.
The company cannot predict the acceptance by the FDA of the third certification report or the company's own report, or any remaining work that may be needed to meet the FDA's requirements, or the timing or potential response of the FDA's inspection and subsequent written notification. Significant delays in the FDA's acceptance of the final third-party expert certification audit, the FDA's inspection or written notification to resume operations, or any need to complete significant additional remediation as a result of the FDA review of the final third-party expert certification audit or the FDA inspection could have a material adverse effect on the company's business, financial condition, liquidity or results of operations.
After resumption of full operations, the company must undergo five years of audits by a third-party expert auditor, who will issue reports to the company and the FDA identifying whether the facilities are operated and administered in continuous compliance with FDA regulations and the consent decree. Under the consent decree, the FDA has the authority to inspect the Corporate and Taylor Street facilities at any time. The FDA also has the authority to order the company to take a wide variety of remedial actions if the FDA finds that the company is not in compliance with the consent decree or FDA regulations. The FDA also has authority under the consent decree to assess liquidated damages for any violations of the consent decree, FDA regulations or the federal Food, Drug and Cosmetic Act. See Item 1. Business -- Government Regulation. Any such failure by the company to comply with the consent decree or FDA regulations, or any need to complete significant remediation as a result of any such audits or inspections, or actions taken by the FDA as a result of any such failure to comply, could have a material adverse effect on the company’s business, financial condition, liquidity or results of operations.
During the pendency of the consent decree negotiations in 2012, and during its effectiveness since December 21, 2012, the company has experienced significant pressures on its net sales and operating results. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. The company expects to continue to experience pressure on net sales and profitability, particularly in the North America/HME and Asia/Pacific segments, until the FDA has accepted the final third-party certification report and the company's own report, and the company has successfully completed the previously described FDA inspection and has received written notification from the FDA that the company may resume full operations. Even after the company receives the FDA notification, it is uncertain as to whether, or how quickly, the company will be able to rebuild net sales and profitability to more typical historical levels, irrespective of market conditions. If the company is unable to obtain FDA approval to resume full operations, the company may be required to restructure its business strategy to rebuild profitability, and there can be no assurance that it would be successful in doing so.
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

Additionally, the company is required to obtain pre-market clearances to market modifications to the company’s existing products or market its existing products for new indications. The FDA requires device manufacturers themselves to make and document a determination as to whether or not a modification requires a new clearance; however, the FDA can review and disagree with a manufacturer’s decision. The company has applied for, and received, a number of pre-market clearances for modifications to marketed devices. The company may not be successful in receiving clearances in the future or the FDA may not agree with the company’s decisions not to seek clearances for any particular device modification. The FDA may require a clearance for any past or future modification or a new indication for the company’s existing products. Such submissions may require the submission of additional data and may be time consuming and costly, and ultimately, may not be cleared by the FDA.

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

As part of its regulatory function, the FDA routinely inspects the sites of medical device companies, and from 2010 through 2015, the FDA inspected certain of the company's facilities. In December 2012, the company and the FDA agreed to a consent decree of injunction affecting the company's Corporate facility and its Taylor Street manufacturing facility in Elyria, Ohio. See the previous Risk Factor regarding the FDA consent decree. In December 2015, the FDA issued Form 483 observations following a 2015 inspection of approximately 5 months at the Corporate and Taylor Street facilities in Elyria, Ohio which included a review of the company’s compliance with terms of the consent decree and the matters covered by the first and second expert certification reports previously accepted in 2013. The FDA’s inspection included a review of the company's compliance with terms of the consent decree, and the matters covered by the first and second expert certification reports previously reviewed and accepted in 2013. The company has timely responded to the FDA's inspectional findings and intends to incorporate the FDA’s observations into the company's ongoing quality system improvements. In addition, in December 2010, the company received a warning letter from the FDA related to quality system processes and procedures at the company's Sanford, Florida facility. In October 2014, the FDA conducted an inspection at the Sanford facility and, at the conclusion, issued its Form 483 observations. The company is executing a comprehensive quality systems remediation plan that is intended to address all of the FDA’s concerns regarding the

Sanford facility in the warning letter and Form 483. In January 2014, the FDA conducted inspections at the company's manufacturing facility in Suzhou, China and at the company's electronic components subsidiary in Christchurch, New Zealand, covering quality systems and current Good Manufacturing Practice regulations. In August 2014, the FDA inspected Alber GmbH in Albstadt, Germany. The FDA issued its inspectional observations on Form 483 to the company after these inspections, and the company submitted its responses to the agency in a timely manner. However, the results of regulatory claims, proceedings or investigations are difficult to predict. An unfavorable resolution or outcome of the FDA warning letter or the Form 483 observations, or any other matter that may arise out of any FDA inspection of the company's sites, could materially and adversely affect the company's business, financial condition, liquidity and results of operations.

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

Being in the health care industry, the company is subject to extensive government regulation, and if the company fails to comply with applicable health care laws or regulations, the company could suffer severe civil or criminal sanctions or may be required to make significant changes to the company’s operations that could have a material adverse effect on the company’s results of operations.
The company sells its products principally to medical equipment and home health care providers who resell or rent those products to consumers. Many of those providers (the company’s customers) are reimbursed by third-party payors, including Medicare and Medicaid, for the company products sold to their customers and patients. The U.S. federal government and the governments in the states and other countries in which the company operates regulate many aspects of the company’s business and the business of the company's customers. As a part of the health care industry, the company and its customers are subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, invoicing, documenting and other practices of health care suppliers and manufacturers are all subject to government scrutiny. Government agencies periodically open investigations and obtain information from health care suppliers and manufacturers pursuant to the legal process. Violations of law or regulations can result in severe administrative, civil and criminal penalties and sanctions, including disqualification from Medicare and other reimbursement programs, which could have a material adverse effect on the company’s business. While the company has established numerous policies and procedures to address compliance with these laws and regulations, there can be no assurance that the company's efforts will be effective to prevent a material adverse effect on the company’s business from noncompliance issues. For example, as discussed in the preceding Risk Factors, the company is subject to a FDA consent decree affecting its Corporate facility and Taylor Street manufacturing facility in Elyria, Ohio and received a FDA warning letter related to its Sanford, Florida facility.

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
The company is subject to ongoing medical device reporting regulations that require the company to report to the FDA or similar governmental authorities in other countries if the company’s products cause, or contribute to, death or serious injury, or if they malfunction and would be likely to cause, or contribute to, death or serious injury if the malfunction were to recur. In light of a deficiency, defect in design or manufacturing or defect in labeling, the company may voluntarily elect to recall or correct the company’s products. In addition, the FDA and similar governmental authorities in other countries could force the company to do a field correction or recall the company’s products in the event of material deficiencies or defects in design or manufacturing. A government mandated or voluntary recall or field correction by the company could occur as a result of component failures, manufacturing errors or design defects, including defects in labeling. Any recall or field correction could divert managerial and financial resources and could harm the company’s reputation with its customers, product users and the health care professionals that use, prescribe and recommend the company’s products. The company could have product recalls or field actions that result in significant costs to the company in the future, and these actions could have a material adverse effect on the company’s business. As an example, the company recorded incremental warranty expense of $11,493,000 and $7,264,000 in 2014 and 2013, respectively, as a result of three product recalls as well as warranty expense reversals of $2,325,000 in 2015. The company will continue to review the adequacy of its recall accruals as the recalls progress as its warranty reserves are subject to adjustment in future periods as new developments can impact the company's estimate of the cost of these matters.

Changes in government and other third-party payor reimbursement levels and practices have negatively impacted and could continue to negatively impact the company’s revenues and profitability.
The company’s products are sold primarily through a network of medical equipment and home health care providers, extended care facilities and other providers. In addition, the company sells directly to various government providers throughout the world. Many of these providers (the company’s customers) are reimbursed for the products and services provided to their customers and patients by third-party payors, such as government programs, including Medicare and Medicaid, private insurance plans and managed care programs. Most of these programs set maximum reimbursement levels for some of the products sold by the company in the United States and abroad. If third-party payors deny coverage, make the reimbursement process or documentation requirements more uncertain or further reduce their current levels of reimbursement (i.e., beyond the reductions described below), or if the company’s costs of production do not decrease to keep pace with decreases in reimbursement levels, the company may be unable to sell the affected product(s) through its distribution channels on a profitable basis.

Reduced government reimbursement levels and changes in reimbursement policies have in the past added, and could continue to add, significant pressure to the company’s revenues and profitability. For example, in 100 metropolitan areas, the Centers for Medicare and Medicaid Services (CMS) introduced a National Competitive Bidding program (NCB) which set new, lower payment rates for medical equipment and supplies. Round one of NCB for nine metropolitan areas in the U.S. went into effect in January 2011. The reimbursement rates for nine product categories were reduced by an average of 32 percent in these nine metropolitan areas. Effective July 2013, CMS commenced round two of the NCB program, which was expanded to include an additional 91 metropolitan areas. In January 2016, CMS began expanding NCB to 100% of the Medicare population, with half of the reimbursement cuts effective January 1, 2016 and another cut expected in July 2016. CMS announced that Medicare reimbursement rates were cut an average of 45 percent for those providers participating in the round two of the NCB program. CMS announced that the NCB program has resulted in $202.1 million in savings in its first year of implementation in the nine metropolitan areas with significant savings primarily in oxygen and oxygen supplies, mail-order diabetic supplies and standard power wheelchairs. The CMS Office of the Actuary estimates that this NCB program will save Medicare an estimated $25.8 billion, and beneficiaries an estimated $17.2 billion, over the next ten years.

Similar trends and concerns are occurring in state Medicaid programs. These recent changes to reimbursement policies, and any additional unfavorable reimbursement policies or budgetary cuts that may be adopted in the future, could adversely affect the demand for the company’s products by customers who depend on reimbursement from the government-funded programs. The percentage of the company’s overall sales that are dependent on Medicare or other insurance programs may increase as the portion of the U.S. population over age 65 continues to grow, making the company more vulnerable to reimbursement level reductions by these organizations. Reduced government reimbursement levels also could result in reduced private payor reimbursement levels because some third-party payors index their reimbursement schedules to Medicare fee schedules. Reductions in reimbursement levels also may affect the profitability of the company’s customers and ultimately force some customers without strong financial resources to become unable to pay their bills as they come due or go out of business. The reimbursement reductions may prove to be so dramatic that some of the company’s customers may not be able to adapt quickly enough to survive. The company is one of the industry’s largest creditors and an increase in bankruptcies or financial weakness in the company’s customer base could have an adverse effect on the company’s financial results.

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

The impact of all the changes discussed above is uncertain and could have a material adverse effect on the company’s business, financial condition, liquidity and results of operations.

The adoption of healthcare reform and other legislative developments in the United States may adversely affect the company’s business, results of operations and/or financial condition.
The U.S. Affordable Care Act enacted in 2010 includes provisions intended to expand access to health insurance coverage, improve the quality and reduce the costs of healthcare over time. Specifically, as one means to pay for the costs of the Affordable Care Act, the law imposes a 2.3% sales-based excise tax on U.S. sales by manufacturers or importers of most medical devices. The excise tax is deductible by the manufacturer or importer on its federal income tax return. The company has determined that most of its products are exempt from the tax based on the retail exemption provided in the Affordable Care Act as defined by the regulations. However, certain products that it sells for institutional use are subject to the excise tax. Based on the company's interpretation of the regulations, the impact from the tax was immaterial for the company in 2015, 2014 and 2013. However, the excise tax may increase the company’s cost of doing business, particularly if the exemptions do not ultimately apply as the company expects based on its interpretations of the regulations.

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

The company uses foreign exchange forward contracts primarily to help reduce its exposure to transactional exchange rate risk. Despite the company’s efforts to mitigate these risks, however, the company’s revenues and profitability may be materially adversely affected by exchange rate fluctuations. The company does not have any similar arrangements that mitigate the company's exposure to foreign exchange translation risk, and does not believe that any meaningful arrangement to do so is available to the company.

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
The company relies upon the capacity, reliability and security of its information technology, or IT, systems across all of its major business functions, including research and development, manufacturing, sales, financial and administrative functions. Since the company is geographically diverse, has various business segments and has grown over the years through various acquisitions, it also has many disparate versions of IT systems across its organization. As a result of these disparate IT systems, some of which may no longer be supported by the hardware or software vendors, the company faces the challenge of supporting these older systems, implementing upgrades or migrating to new platforms when necessary and aggregating data that is timely and accurate. The failure of the company's information technology systems, whether resulting from the disparate or older versions of IT systems across its various segments, business functions or otherwise, its inability to successfully maintain, enhance and/or replace its information technology systems, or any compromise of the integrity or security of the data that is generated from information technology systems, or any shortcomings in the company's disaster recovery platforms, could adversely affect the company's results of operations, disrupt business and make the company unable, or severely limit the company's ability to respond to customer demands. In addition, the company's information technology systems are vulnerable to damage or interruption from: earthquake, fire, flood and other natural disasters; employee or other theft; attacks by computer viruses, malware or hackers; power outages; and computer systems, internet, telecommunications or data network failure.
Any interruption of the company's information technology systems could result in decreased revenue, increased expenses, increased capital expenditures, customer dissatisfaction and potential lawsuits, any of which could have a material adverse effect on the company's results of operations, liquidity or financial condition.

The industry in which the company operates is highly competitive and some of the company’s competitors may have greater financial resources than the company does, a more appropriate market strategy or better strategic execution.
The home medical equipment market is highly competitive and the company’s products face significant competition from other well-established manufacturers. Reduced government reimbursement levels and changes in reimbursement policies, such as the National Competitive Bidding program implemented by CMS, may drive competitors, particularly those that have greater financial resources than the company's to offer drastically reduced pricing terms in an effort to take market share from the company or secure government acceptance of their products and pricing. Any increase in competition may cause the company to lose market share or compel the company to reduce prices to remain competitive, which could have a material adverse effect on the company’s results of operations. The company's failure to recognize changing market demands or a failure to develop or execute a strategy to meet such changes could also result in a material adverse effect on the company’s results of operations.

The consolidation of health care customers and the company’s competitors could result in a loss of customers or in additional competitive pricing pressures.
Numerous initiatives and reforms instituted by legislators, regulators and third-party payors to reduce home medical equipment costs have resulted in a consolidation trend in the home medical equipment industry as well as among the company’s customers, including home health care providers. In the past, some of the company’s competitors, which may include distributors, have been lowering the purchase prices of their products in an effort to attract customers. This in turn has resulted in greater pricing pressures, including pressure to offer customers more competitive pricing terms, and the exclusion of certain suppliers from important market segments as group purchasing organizations, independent delivery networks and large single accounts continue to consolidate purchasing decisions for some of the company’s customers. Further consolidation could result in a loss of customers, increased collectability risks, or increased competitive pricing pressures. In addition, as reimbursement pressures persist in the U.S. market, the company is beginning to see some customers directly sourcing select lifestyle products to secure a low-cost advantage.

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

The factors described above also could disrupt the company’s product manufacturing and assembling operations or its key suppliers located outside of the United States. For example, the company increasingly relies on its manufacturing and sourcing operations in China for the production of its products. Disruptions in the company’s foreign operations, particularly those in China or Mexico, may impact the company’s revenues and profitability.

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
The manufacture and sale of medical devices and related products exposes the company to a significant risk of product liability claims. From time to time, the company has been, and currently is, subject to a number of product liability claims alleging that the use of the company’s products has resulted in serious injury or even death.

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
The company purchases raw materials, fabricated components, some finished goods and services from a variety of suppliers. Raw materials such as plastics, steel and aluminum are considered key raw materials. Where appropriate, the company employs contracts with its suppliers, both domestic and international. In those situations in which contracts are not advantageous, the company believes that its relationships with its suppliers are satisfactory and that alternative sources of supply are readily available. From time to time, however, the prices and availability of these raw materials fluctuate due to global market demands or economic conditions, which could impair the company’s ability to procure necessary materials, or increase the cost of these materials.

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
Competition from lower cost imports sourced from low cost countries, such as countries in Asia, may negatively impact the company’s sales volumes. In the past, competition from certain of these products has caused the company to lower its prices, cutting into the company’s profit margins and reducing the company’s overall profitability.

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
The company is a party to an Amended and Restated Credit Agreement that provides for asset-based lending senior secured revolving credit facilities which mature in January 2018. The credit agreement provides the company and certain of the company's U.S., Canadian, U.K. and French subsidiaries with the ability to borrow under senior secured revolving credit, letter of credit and swing line loan facilities. The aggregate borrowing availability under the credit facilities is determined based on borrowing base formulas set forth in the credit agreement. The credit facilities are secured by substantially all of the company's domestic and Canadian assets, other than real estate, and by substantially all of the personal property assets of the company's U.K. subsidiaries and all of the receivables of the company's French subsidiaries. The credit agreement contains customary default provisions, with certain grace periods and exceptions, that include, among other things, failure to pay amounts due, breach of covenants, representations or warranties, bankruptcy, the occurrence of a material adverse effect, exclusion from any medical reimbursement program, and an interruption of any material manufacturing facilities for more than ten consecutive days.

The restrictive terms of the company's credit agreement may limit the company’s ability to conduct and expand its business and pursue its business strategies. The company’s ability to comply with the provisions of its credit agreements can be affected by events beyond its control, including changes in general economic and business conditions, or by government enforcement actions, such as, for example, adverse impacts from the FDA consent decree of injunction. If the company is unable to comply with the provisions in the credit agreement, it could result in a default which could trigger acceleration of, or the right to accelerate, the related debt. Because of cross-default provisions in its agreements and instruments governing certain of the company's indebtedness, a default under the credit agreement could result in a default under, and the acceleration of, certain other company indebtedness. In addition, the company's lenders would be entitled to proceed against the collateral securing the indebtedness.
The company's ability to meet its liquidity needs will depend on many factors, including the operating performance of the business, the company's ability to obtain the FDA acceptance of the final third-party expert certification report and the company's own report, to successfully complete the FDA inspection contemplated under the consent decree and to obtain receipt of the written notification from the FDA permitting the company to resume full operations, as well as the company's continued compliance with the covenants under its credit agreement. Notwithstanding the company's expectations, if the company's operating results decline more than it currently anticipates, or if the company is unable to obtain FDA acceptance of the final third-party expert certification report and the company's own report or to successfully complete the FDA inspection, the company may be unable to comply with the financial covenants, and its lenders could demand repayment of the amounts outstanding under the company's credit facility.

The company also has an agreement with De Lage Landen, Inc. (“DLL”), a third party financing company, to provide the majority of future lease financing to the company's North America customers. Either party could terminate this agreement with 180 days' notice or 90 days' notice by DLL upon the occurrence of certain events. Should this agreement be terminated, the company's borrowing needs under the credit agreement could increase.

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
Litigation involving patents and other intellectual property rights is common in the company’s industry, and other companies within the company’s industry have used intellectual property litigation in an attempt to gain a competitive advantage. The company in the past has been, and in the future may become, a party to lawsuits involving patents or other intellectual property. If the company were to receive an adverse judgment in any such proceeding, a court or a similar foreign governing body could invalidate or render unenforceable the company’s owned or licensed patents, require the company to pay significant damages, seek licenses and/or pay ongoing royalties to third parties, require the company to redesign its products, or prevent the company from manufacturing, using or selling its products, any of which could have an adverse effect on the company’s results of operations and financial condition. The company in the past has brought, and may in the future also bring, actions against third parties for infringement of the company’s intellectual property rights. The company may not succeed in these actions. The defense and prosecution of intellectual property suits, proceedings before the U.S. Patent and Trademark Office or its foreign equivalents and related legal and administrative proceedings are both costly and time consuming. Protracted litigation to defend or prosecute the company’s intellectual property rights could seriously detract from the time the company’s management would otherwise devote to running its business. Intellectual property litigation relating to the company’s products could cause its customers or potential customers to defer or limit their purchase or use of the affected products until resolution of the litigation.

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

The company may be unable to make strategic acquisitions without obtaining amendments to its credit agreement.
The company’s business plans historically included identifying, analyzing, acquiring, and integrating other strategic businesses. There are various reasons for the company to acquire businesses or product lines, including providing new products or new manufacturing and service capabilities, to add new customers, to increase penetration with existing customers, and to expand into new geographic markets. The provisions of the credit agreement restrict the company from undertaking certain acquisitions unless the company is able to negotiate and obtain amendments with regard to those provisions. If the company is unable to obtain the necessary amendments, it may miss opportunities to grow its business through strategic acquisitions.

In addition, an acquisition could materially impair the company’s operating results by causing the company to incur debt or requiring the amortization of acquisition expenses and acquired assets.

Additional tax expense or additional tax exposures could affect the company's future profitability and cash flow.
The company is subject to income taxes in the United States and various non-U.S. jurisdictions. The domestic and international tax liabilities are dependent upon the allocation of income among these different jurisdictions. The company's tax expense includes estimates of additional tax which may be incurred for tax exposures and reflects various other estimates and assumptions. In addition, the assumptions include assessments of future earnings of the company that could impact the valuation of its deferred tax assets. The company’s future results of operations could be adversely affected by changes in the company's effective tax rate which could result from changes in the mix of earnings in countries with differing statutory tax rates, changes in the overall profitability of the company, changes in tax legislation and rates, changes in generally accepted accounting principles, changes in the valuation of deferred tax assets and liabilities, the results of audits and examinations of previously filed tax returns and continuing assessments of its tax exposures. The company's future cash flows may be negatively affected by cash payments required to settle tax liabilities, including payments the company expects to make over the next twelve months to settle certain tax liabilities. Corporate tax reform and tax law changes continue to be analyzed in the United States and in many other jurisdictions.

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

The inability to attract and retain, or loss of the services of, the company’s key management and personnel could adversely affect its ability to operate the company’s business.
The company’s future success will depend, in part, upon the continued service of key managerial, research and development staff and sales and technical personnel. In addition, the company’s future success will depend on its ability to continue to attract and retain other highly qualified personnel, including personnel experienced in quality systems and regulatory affairs. If the company is not successful in retaining its current personnel or in hiring or retaining qualified personnel in the future, the company’s business may be adversely affected. The company’s future success depends, to a significant extent, on the abilities and efforts of its executive officers and other members of its management team, such as the company's Chairman, President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, as well as other members of its management team. The company had significant turnover in its management team during 2014 and 2015 and cannot be certain that its executive officers and other key employees will continue in their respective capacities for any period of time, and these employees may be difficult to replace. If the company loses the services of any of its management team, the company’s business may be adversely affected.

Certain provisions of the company’s debt agreements, its charter documents, and Ohio law could delay or prevent a sale or change in control of the company.
Provisions of the company’s credit agreement, its charter documents, and Ohio law may make it more difficult for a third party to acquire, or attempt to acquire, control of the company even if a change in control would result in the purchase of shares of the company at a premium to market price. In addition, these provisions may limit the ability of shareholders of the company to approve transactions that they may deem to be in their best interest.

The holders of the company’s Class B Common Shares own shares representing a substantial percentage of the company’s voting power, and their interests may differ from other shareholders.
The company has two classes of common stock. The Common Shares have one vote per share and the Class B Common Shares have 10 votes per share. As of this filing, the Class B Common Shares represented approximately 17% of the combined voting power of the company’s Common Shares and Class B Common Shares. Substantially all of such Class B Common Shares are beneficially owned by a former executive whose beneficial ownership (including the right to acquire) of approximately 19% of the combined voting power could influence the outcome of a corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of the company’s assets. He also will have the power to influence or make more difficult a change in control, and it is possible that his interests may differ from the interests of the other shareholders, and he could take actions with which some shareholders may disagree.

Difficulties in implementing or upgrading the company’s Enterprise Resource Planning systems may disrupt the company’s business.

The company is in the process of upgrading its Enterprise Resource Planning, or “ERP,” system in Europe. The complexities and business process changes associated with such an ERP upgrade can potentially result in various difficulties including problems processing and fulfilling orders, customer disruptions and lost business. While the company believes the potential difficulties associated with upgrading the company’s primary ERP system in Europe have been addressed or can be mitigated, there can be no assurance that the company will not experience disruptions or inefficiencies in the company’s business operations as a result of the upgrade which could have a material adverse effect on the company's business, financial condition, liquidity or results of operations.

Item 1B.    Unresolved Staff Comments.
Not applicable.

Item 2.        Properties.

The company owns or leases its warehouses, offices and manufacturing facilities and believes that these facilities are well maintained, adequately insured and suitable for their present and intended uses. Information concerning certain leased facilities of the company as of December 31, 2015 is set forth in Leases and Commitments in the Notes to the Consolidated Financial Statements of the company included in this report and in the table below:

	Square Feet	Ownership Or Expiration Date of Lease	Renewal Options	Use
North American/HME Operations
Arlington, Texas	63,626	May 2018	One (3 yr.)	Warehouse and Offices
Atlanta, Georgia	91,418	April 2019	One (3 yr.)	Warehouse and Offices
Attleboro, Massachusetts	1,200	July 2018	None	Offices
Beijing, China	1,399	January 2017	None	Offices
Cranbury, New Jersey	111,987	April 2018	Two (3 yr.)	Warehouse and Offices
Cranbury, New Jersey	127,963	April 2018	Two (3 yr.)	Warehouse and Offices
Elyria, Ohio
—1200 Taylor Street	251,000	April 2035	Three (10 yr.)	Manufacturing and Offices
—899 Cleveland Street	100,264	November 2016	None	Warehouse
—One Invacare Way	50,000	April 2035	Three (10 yr.)	Headquarters
—1320 Taylor Street	30,000	January 2018	One (3 yr.)	Offices
—1166 Taylor Street	4,800	April 2035	Three (10 yr.)	Warehouse and Offices
—56 Ternes Avenue	12,001	December 2016	One (1 yr.)	Warehouse
Guangzhou, China	895	April 2016	None	Offices
Kirkland, Quebec	17,010	November 2018	One (5 yr.)	Manufacturing, Warehouse and Offices
Lawrenceville, Georgia	74,140	July 2019	One (5 yr.)	Warehouse and Offices
Marlboro, New Jersey	2,800	June 2017	None	Offices
Mississauga, Ontario	61,375	February 2019	None	Warehouse and Offices
North Ridgeville, Ohio	152,000	April 2035	Three (10 yr.)	Warehouse and Offices
Ontario, California	97,618	May 2018	Two (3 yr.)	Warehouse and Offices
Ontario, California	121,900	May 2018	Two (3 yr.)	Warehouse and Offices
Pharr, Texas	4,375	November 2017	None	Warehouse and Offices
Pinellas Park, Florida	11,400	Month to Month	None	Manufacturing and Offices
Pinellas Park, Florida	3,200	Month to Month	None	Manufacturing
Pinellas Park, Florida	3,200	Month to Month	None	Manufacturing
Pinellas Park, Florida	2,430	May 2016	None	Warehouse
Reynosa, Mexico	152,256	Own	—	Manufacturing and Offices
Sanford, Florida	116,272	April 2035	Three (10 yr.)	Manufacturing and Offices
Scarborough, Ontario	5,428	February 2017	None	Manufacturing and Offices
Shanghai, China	1,615	May 2017	None	Offices
Shenzheng, China	1,054	August 2016	None	Offices
Simi Valley, California	38,501	February 2019	None	Manufacturing, Warehouse and Offices
Spicewood, Texas	6,500	Month to Month	None	Manufacturing and Offices
Suzhou, China	129,824	April 2017	None	Manufacturing, Warehouse and Offices
Tonawanda, New York	7,515	March 2018	None	Warehouse and Offices
Vaughan, Ontario	26,637	December 2020	None	Manufacturing and Offices

	Square Feet	Ownership Or Expiration Date of Lease	Renewal Options	Use
Institutional Products Group
Maryland Heights, Missouri	10,786	November 2019	One (3 yr.)	Offices

Asia/Pacific Operations
Auckland, New Zealand	30,518	September 2017	None	Manufacturing, Warehouse and Offices
Christchurch, New Zealand	72,269	December 2020	One (3 yr.)	Manufacturing, Warehouse and Offices
Kidderminster, United Kingdom	6,200	January 2018	None	Warehouse and Offices
North Olmsted, Ohio	2,280	October 2016	One (3 yr.)	Warehouse and Offices
North Rocks, NSW, Australia	45,714	August 2017	Two (3 yr.)	Warehouse and Offices
Suzhou, China	41,290	November 2016	None	Manufacturing, Warehouse and Offices

European Operations
Albstadt, Germany	73,894	February 2018	Two (5 yr.)	Manufacturing, Warehouse and Offices
Albstadt, Germany	12,917	Month to Month	None	Warehouse
Albstadt, Germany	19,375	Month to Month	None	Warehouse and Offices
Albstadt, Germany	5,382	Month to Month	None	Warehouse and Offices
Backemarks, Sweden	35,521	December 2016	One (6 mos.)	Warehouse
Bergen, Norway	1,076	May 2016	One (6 mos.)	Warehouse and Offices
Bodo, Norway	2,153	May 2016	One (6 mos.)	Services and Offices
Brondby, Denmark	17,922	Month to Month	One (1 yr.)	Warehouse and Offices
Brondby, Denmark	3,767	Month to Month	One (1 yr.)	Warehouse
Dihult, Sweden	5,382	Month to Month	One (3 mos.)	Warehouse
Dio, Sweden	110,524	Own	—	Manufacturing, Warehouse and Offices
Dublin, Ireland	5,000	May 2024	Three (5 yr.)	Warehouse and Offices
Ede, The Netherlands	12,917	November 2021	One (75 mos.)	Warehouse
Ede, The Netherlands	9,257	November 2016	One (5 yr.)	Offices
Erniss, Sweden	17,502	Month to Month	One (3 mos.)	Warehouse
Fondettes, France	191,856	Own	—	Manufacturing and Warehouse
Girona, Spain	14,639	November 2018	One (1 yr.)	Warehouse and Offices
Gland, Switzerland	5,586	September 2016	One (1 yr.)	Offices
Gland, Switzerland	1,184	September 2016	One (1 yr.)	Offices
Goteborg, Sweden	2,691	September 2018	One (3 yr.)	Warehouse
Isny, Germany	47,232	Own	—	Manufacturing, Warehouse and Offices
Isny, Germany	1,615	Own	—	Warehouse
Kinross, United Kingdom	4,800	September 2016	One (6 mos.)	Warehouse and Offices
Kristiansand, Norway	646	January 2017	One (6 mos.)	Services and Offices
Landskrona, Sweden	5,382	January 2018	One (3 yr.)	Warehouse
Loppem, Belgium	4,036	March 2024	None	Warehouse and Offices
Mondsee, Austria	1,508	March 2017	None	Warehouse and Offices
Mondsee, Austria	767	December 2016	None	Offices
Mondsee, Austria	377	Month to Month	None	Warehouse
Mondsee, Austria	624	Month to Month	None	Warehouse
Neuville en Ferrain, France	1,399	April 2022	One (3 yr.)	Offices

	Square Feet	Ownership Or Expiration Date of Lease	Renewal Options	Use
European Operations
Oakdale, Pennsylvania	5,543	September 2016	One (1 yr.)	Warehouse and Offices
Oporto, Portugal	88,270	November 2016	One (1 yr.)	Manufacturing, Warehouse and Offices
Oskarshamn, Sweden	1,076	December 2016	One (1 yr.)	Warehouse
Oslo, Norway	24,262	April 2016	One (6 mos.)	Manufacturing, Warehouse and Offices
Pencoed, United Kingdom	150,000	December 2019	None	Manufacturing and Offices
Porta Westfalica, Germany	134,563	November 2021	Two (5yr.)	Manufacturing, Warehouse and Offices
Porta Westfalica, Germany	8,930	Month to Month	One (1 yr.)	Warehouse
Porta Westfalica, Germany	13,455	Month to Month	None	Warehouse and Offices
Sandes, Norway	807	July 2016	One (6 mos.)	Offices
Spanga, Sweden	16,146	Own	—	Warehouse and Offices
Thiene, Italy	21,528	Own	—	Warehouse and Offices
Trondheim, Norway	5,027	December 2018	One (6 mos.)	Services and Offices
Warwick, United Kingdom	135,413	May 2017	One (3 yr.)	Warehouse and Offices
Wien, Austria	215	Month to Month	None	Warehouse
Witterswil, Switzerland	40,343	March 2018	One (1 yr.)	Manufacturing, Warehouse and Offices
Witterswil, Switzerland	2,241	Month to Month	None	Warehouse
Witterswil, Switzerland	2,241	Month to Month	None	Warehouse
Witterswil, Switzerland	4,306	Month to Month	One (3 mos.)	Warehouse

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
In December 2012, the company reached agreement with the FDA on the terms of the consent decree of injunction with respect to the company's Corporate facility and its Taylor Street wheelchair manufacturing facility in Elyria, Ohio. A complaint and consent decree were filed in the U.S. District Court for the Northern District of Ohio, and on December 21, 2012, the Court approved the consent decree and it became effective. The consent decree limits the company's manufacture and distribution of power and manual wheelchairs, wheelchair components and wheelchair sub-assemblies at or from its Taylor Street manufacturing facility. The decree also initially limited design activities related to wheelchairs and power beds that take place at the impacted Elyria, Ohio facilities. The company is entitled to continue to produce from the Taylor Street manufacturing facility certain medically necessary wheelchairs provided that documentation and record-keeping requirements are followed, as well as ongoing replacement, service and repair of products already in use, under terms delineated in the consent decree. Under the terms of the consent decree, in order to resume full operations at the impacted facilities, the company must successfully complete a third-party expert certification audit at the impacted Elyria facilities, which is comprised of three distinct reports that must be submitted to, and accepted by, the FDA. During 2013, the company completed the first two of the third-party expert certification audits, and the FDA found the results of both to be acceptable. In these reports, the third-party expert certified that the company's equipment and process validation procedures and its design control systems are compliant with the FDA's QSR. As a result of the FDA's acceptance of the first certification report on May 13, 2013, the Taylor Street facility was able to resume supplying parts and components for the further manufacturing of medical devices at other company facilities. The company's receipt of the FDA's acceptance of the second certification report on July 15, 2013, resulted in the company being able to resume design activities at the impacted facilities related to power wheelchairs and power beds. In February 2016, the independent expert auditor issued its certification report for the third phase of the consent decree indicating substantial compliance with the FDA's QSR, and the report has been submitted to the FDA.

Per the terms of the consent decree, the company must submit its own report to the FDA regarding its compliance status together with its written responses to any observations in the independent expert's report. The independent third-party expert auditor's third certification report, as well as the company's own report, both must be accepted by the FDA before the agency reinspects the impacted Elyria facilities. If the FDA is satisfied with the company's compliance, the FDA will provide written notification that the company is permitted to resume full operations at the impacted facilities. The company cannot predict the acceptance of these reports by the FDA, nor any remaining work that may be needed to meet the FDA's requirements. The FDA has the authority to inspect any FDA registered facility at any time.
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
In December 2010, the company received a warning letter from the FDA related to quality system processes and procedures at the company's Sanford, Florida facility. In January 2014, the FDA conducted inspections at the company’s manufacturing facility in Suzhou, China and at the company’s electronic components subsidiary in Christchurch, New Zealand, covering quality systems and current Good Manufacturing Practice regulations. In August 2014, the FDA inspected Alber GmbH in Albstadt, Germany. The FDA issued its inspectional observations on Forms 483 to the company after these inspections, and the company submitted its responses to the agency in a timely manner. In October 2014, the FDA conducted an inspection at the Sanford facility and, at the conclusion, issued its Form 483 inspectional observations. In December 2015, the FDA issued Form 483 observations following a 2015 inspection of approximately 5 months at the Corporate and Taylor Street facilities in Elyria, Ohio which included a review of the company’s compliance with terms of the consent decree and the matters covered by the first and second expert certification reports previously accepted in 2013. The company has timely filed its responses to these Forms 483 with the FDA and continues to work on addressing the FDA's observations. The results of regulatory claims, proceedings, investigations, or litigation are difficult to predict. An unfavorable resolution or outcome of the FDA warning letter or other FDA enforcement related to the Sanford facility or other company facilities could materially and adversely affect the company's business, financial condition, and results of operations. See Item Item 1. Business - Government Regulation - Other FDA Matters and 1A. Risk Factors in this Annual Report on Form 10-K.
On November 15, 2013, an amended complaint, in a lawsuit originally instituted on May 24, 2013, was filed against Invacare Corporation, former officer and director Gerald B. Blouch and former officer and director A. Malachi Mixon III in the U.S. District Court for the Northern District of Ohio, alleging that the defendants violated federal securities laws by failing to properly disclose the issues that the company faced with the FDA. The lawsuit sought class certification and unspecified damages and attorneys' fees for purchasers of the company's common shares between February 27, 2009 and December 7, 2011. After mediation, the parties agreed to settle the matter, which agreement was fully and finally approved by the Court on November 19, 2015, and the case was dismissed. The settlement amount was paid entirely by the company’s insurance carriers.

On September 12, 2014, a second amended complaint, in a lawsuit originally instituted on August 26, 2013, was filed against Invacare Corporation, former officer and director Gerald B. Blouch, former officer and director A. Malachi Mixon III, and the company's Senior Vice President, Human Resources, Patricia Stumpp, as well as outside directors Dale C. LaPorte and Michael F. Delaney and former outside director Charles S. Robb, in the U.S. District Court for the Northern District of Ohio, alleging that the defendants breached their fiduciary duties and violated the Employee Retirement Income Security Act (ERISA) in the

administration and maintenance of the company stock fund in the company’s Retirement Savings Plan (401(k) Plan). The lawsuit seeks class certification and unspecified damages and attorneys' fees for participants in the company's stock fund of the 401(k) Plan between July 22, 2010 and the present. On August 28, 2015, the Court limited plaintiff’s claim to the time period between July 22, 2010 and December 8, 2011. This lawsuit has been referred to the company's insurance carriers. The company intends to vigorously defend this lawsuit.

Additional information regarding the company's commitments and contingencies is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and in Contingencies in the Notes to the Condensed Consolidated Financial Statements included in this Annual Report on Form 10-K.
Item 4.        Mine Safety Disclosures.
None.

Executive Officers of the Registrant.*

The following table sets forth the names of the executive officers of the company, each of whom serves at the pleasure of the Board of Directors, as well as certain other information.

Name	Age	Position
Matthew E. Monaghan	48	Chairman, President and Chief Executive Officer
Robert K. Gudbranson	52	Senior Vice President and Chief Financial Officer
Dean J. Childers	49	Senior Vice President and General Manager, North America
Anthony C. LaPlaca	57	Senior Vice President, General Counsel and Secretary
Patricia A. Stumpp	54	Senior Vice President, Human Resources
Gordon Sutherland	57	Senior Vice President and General Manager, Europe, Middle East & Africa
 ________________________

*	The description of executive officers is included pursuant to Instruction 3 to Section (b) of Item 401 of Regulation S-K.

Matthew E. Monaghan was appointed as the company’s President and Chief Executive Officer effective April 1, 2015 and was elected Chairman of the Board in May 2015. Prior to joining Invacare, Mr. Monaghan served as a business unit leader at Zimmer Holdings (now Zimmer Biomet NYSE: ZBH), a major orthopedic implant company, serving first as Vice President and General Manager of the company's Global Hips business (December 2009 to January 2014) and later as Senior Vice President of Hips and Reconstructive Research (January 2014 until joining Invacare). Prior to joining Zimmer in 2009, Mr. Monaghan spent eight years as an operating executive for two leading private equity firms, Texas Pacific Group (TPG) and Cerberus Capital Management, where he led acquisitions and operational improvements of portfolio companies. For the first 13 years of his career, Mr. Monaghan held various engineering, financial and management positions at General Electric (NYSE: GE).

Robert K. Gudbranson has been the Senior Vice President and Chief Financial Officer since April 2008 and served as Interim President and Chief Executive Officer from August 1, 2014 until April 1, 2015. From October 2005 until his appointment at Invacare, Mr. Gudbranson served as Vice President of Strategic Planning and Acquisitions at Lincoln Electric Holdings, Inc. (NASDAQ: LECO), a global manufacturer of welding, brazing and soldering products located in Cleveland, Ohio. Prior to joining Lincoln Electric, Mr. Gudbranson served as Director of Business Development and Investor Relations at Invacare from June 2002 to October 2005. Mr. Gudbranson has also served as Invacare’s Assistant Treasurer and as the European Finance Director.

Dean J. Childers joined the company as Senior Vice President - Strategic Initiatives in May 2015 and was appointed Senior Vice President and General Manager, North America in June 2015. Prior to joining Invacare, Mr. Childers served as Vice President, Business Operations at Integra Lifesciences, Inc. (NASDAQ: IART), a life science company focused on regenerative technologies and orthopedics, from September 2014 until May 2015. From 2010 through September 2014, Mr. Childers served as Vice President, Logistics at Zimmer Holdings (now Zimmer Biomet NYSE: ZBH), a major orthopedic implant company. Mr. Childers holds a B.S. Accountancy from the University of Missouri-Columbia and an MBA with concentration in International Business from St. Louis University.

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

Patricia A. Stumpp has been the Senior Vice President, Human Resources since September 2009. Mrs. Stumpp joined Invacare in 1991 and was promoted to her current position in 2009. Previously, Mrs. Stumpp served as Director of Compensation & Benefits from January 2001 to August 2006 and as Director of the Human Resources Group from August 2006 until August 2009. She also has prior experience in healthcare, small business and the services industry. She holds a BA in Psychology and an MBA from The University of Toledo.

Gordon Sutherland was appointed as Senior Vice President and General Manager, Europe, Middle East & Africa in June 2015 and previously served from October 2012 to June 2015 as Vice President & General Manager, Europe, Middle East & Africa. Prior to joining Invacare in October 2012, Mr. Sutherland served as Vice President, Global Marketing-Chronic at Gambro Renal Products, now part of Baxter International Inc. (NYSE: BAX), where he also previously served in various senior level positions in general management, business strategy and operations. Mr. Sutherland has medical device experience with an international business career including service with Baxter Healthcare, Bristol-Myers Squib (NYSE: BMY), C.R. Bard (NYSE: BCR) and Johnson & Johnson (NYSE: JNJ). Mr. Sutherland holds a B.Sc. (Hons) degree from Edinburgh Napier University and an MBA, Marketing, from the University of Warwick - Warwick Business School.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Invacare’s Common Shares, without par value, trade on the New York Stock Exchange (NYSE) under the symbol “IVC.” Ownership of the company’s Class B Common Shares (which are not listed on NYSE) cannot be transferred, except, in general, to family members without first being converted into Common Shares. Class B Common Shares may be converted into Common Shares at any time on a share-for-share basis. The number of record holders of the company Common Shares and Class B Common Shares at March 1, 2016 was 2,360 and 26, respectively. The closing sale price for the Common Shares on March 1, 2016 as reported by NYSE was $12.60. The prices set forth below do not include retail markups, markdowns or commissions.

The following table sets forth, for each of the quarterly periods indicated, the high and low intraday sales prices of the company’s common shares and dividends declared on the company’s common shares for the periods indicated.

	2015			2014
	High	Low	Cash Dividends Declared	High	Low	Cash Dividends Declared
Quarter Ended:
December 31	$20.41	$14.00	$0.0125	$17.52	$11.65	$0.0125
September 30	22.22	14.24	0.0125	19.20	11.79	0.0125
June 30	23.59	18.85	0.0125	19.82	15.51	0.0125
March 31	20.35	14.33	0.0125	25.96	18.35	0.0125

During 2015 and 2014, the Board of Directors also declared annualized dividends of $0.0455 per Class B Common Share. For information regarding limitations on the payment of dividends in the company's credit facilities and debt agreements, see Long Term Debt in the Notes to the Consolidated Financial Statements included in this report. The Common Shares are entitled to receive cash dividends at a rate of at least 110% of cash dividends paid on the Class B Common Shares. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, regarding covenants in the company's senior credit facilities with respect to the payment of dividends.

SHAREHOLDER RETURN PERFORMANCE GRAPH

The following graph compares the yearly cumulative total return on Invacare’s Common Shares against the yearly cumulative total return of the companies listed on the Standard & Poor’s 500 Stock Index, the Russell 2000 Stock Index and the S&P Healthcare Equipment & Supplies Index*.

	12/10	12/11	12/12	12/13	12/14	12/15
Invacare Corporation	$100.00	$50.83	$54.32	$77.64	$56.24	$58.52
S&P 500	100.00	102.11	118.45	156.82	178.29	180.75
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18
S&P Healthcare Equipment & Supplies	100.00	104.48	123.56	157.43	191.76	207.06

Copyright© 2016 S&P, a division of McGraw Hill Financial. All rights reserved.

Copyright© 2016 Russell Investment Group. All rights reserved.
________________________

*	The S&P Healthcare Equipment & Supplies Index is a capitalization-weighted average index comprised of health care companies in the S&P 500 Index.

The graph assumes $100 invested on December 31, 2010 in the Common Shares of Invacare Corporation, S&P 500 Index, Russell 2000 Index and the S&P Healthcare Equipment & Supplies Index, including reinvestment of dividends, through December 31, 2015.

The following table presents information with respect to repurchases of Common Shares made by the company during the three months ended December 31, 2015.

Period			Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
10/1/2015	-	10/31/15	—	$—	—	2,453,978
11/1/2015	-	11/30/15	5,811	18.28	—	2,453,978
12/1/2015	-	12/31/15	—	—	—	2,453,978
Total			5,811	$18.28	—	2,453,978
________________________

(1)
All 5,811 shares repurchased between October 1, 2015 and December 31, 2015 were surrendered to the company by employees for minimum tax withholding purposes in conjunction with the vesting of restricted shares awarded to the employees under the company’s equity compensation plans.

(2)
In 2001, the Board of Directors authorized the company to purchase up to 2,000,000 Common Shares, excluding any shares acquired from employees or directors as a result of the exercise of options or vesting of restricted shares pursuant to the company’s performance plans. The Board of Directors reaffirmed its authorization of this repurchase program on November 5, 2010, and on August 17, 2011 authorized an additional 2,046,500 shares for repurchase under the plan. To date, the company has purchased 1,592,522 shares under this program, with authorization remaining to purchase 2,453,978 shares. The company did not purchase any shares pursuant to this Board authorized program during 2015.

The company used a portion of the net proceeds of its offering of 5.00% convertible senior notes due 2021in February 2016 to repurchase $5,000,000 of the company's common shares in negotiated transactions with institutional investors in the offering. In February, 2016, the company repurchased a total of 390,320 Common Shares at $12.81 per share, which was the company's closing stock price on the pricing date of the offering.

The equity compensation plan information required under Item 201(d) of Regulation S-K is incorporated by reference to the information under the caption "Equity Compensation Plan Information" in the company's definitive Proxy Statement on Schedule 14A for the 2016 Annual Meeting of Shareholders.

Item 6.        Selected Financial Data.

The selected consolidated financial data set forth below with respect to the company’s consolidated statements of comprehensive income (loss), cash flows and shareholders’ equity for the fiscal years ended December 31, 2015, 2014 and 2013, and the consolidated balance sheets as of December 31, 2015 and 2014 are derived from the Consolidated Financial Statements included elsewhere in this Form 10-K or as adjusted to reflect the impact of discontinued operations. The consolidated statements of comprehensive income (loss), cash flows and shareholders’ equity data for the fiscal years ended December 31, 2012 and 2011 and consolidated balance sheet data for the fiscal years ended December 31, 2013, 2012 and 2011 are derived from the company’s previously filed Consolidated Financial Statements or as adjusted to reflect the impact of discontinued operations. The data set forth below should be read in conjunction with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the company’s Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The Balance Sheet, Other Data and Key Ratios reflect the impact of discontinued operations to the extent included in the Consolidated Balance Sheets and Consolidated Statement of Cash Flows.

	2015 *	2014 **	2013 ***	2012 ****	2011 *****
	(In thousands, except per share and ratio data)
Earnings
Net Sales from continuing operations	$1,142,338	$1,270,163	$1,334,505	$1,415,818	$1,466,092

Net Earnings (loss) from continuing operations	(26,450)	(68,760)	(54,334)	(14,083)	(26,684)
Net Earnings from discontinued operations	260	12,690	87,385	15,910	22,571
Net Earnings (loss)	(26,190)	(56,070)	33,051	1,827	(4,113)

Net Earnings (loss) per Share—Basic:
Net Earnings (loss) from Continuing Operations	(0.82)	(2.15)	(1.70)	(0.45)	(0.83)
Net Earnings from Discontinued Operations	0.01	0.40	2.74	0.50	0.71
Net Earnings (loss) per Share—Basic	(0.81)	(1.75)	1.04	0.06	(0.13)

Net Earnings (loss) per Share—Assuming Dilution:
Net Earnings (loss) from Continuing Operations	(0.82)	(2.15)	(1.70)	(0.45)	(0.83)
Net Earnings from Discontinued Operations	0.01	0.39	2.73	0.50	0.70
Net Earnings (loss) per Share—Assuming Dilution	(0.81)	(1.75)	1.03	0.06	(0.13)

Dividends per Common Share	0.05	0.05	0.05	0.05	0.05
Dividends per Class B Common Share	0.04545	0.04545	0.04545	0.04545	0.04545

Balance Sheet
Current Assets	$362,121	$405,987	$419,539	$567,949	$528,770
Total Assets	838,143	963,731	1,096,434	1,262,294	1,281,054
Current Liabilities	247,644	290,232	276,165	299,735	287,939
Working Capital	114,477	115,755	143,374	268,214	240,831
Long-Term Debt	45,092	19,372	31,184	229,375	260,440
Other Long-Term Obligations	82,589	88,805	118,276	112,195	106,150
Shareholders’ Equity	462,818	565,322	670,809	620,989	626,525

Other Data
Research and Development Expenditures	$18,677	$23,149	$24,075	$23,851	$27,556
Capital Expenditures	7,522	12,327	14,158	20,091	22,160
Depreciation and Amortization	19,430	32,789	36,789	38,593	38,883

Key Ratios
Return on Sales % from continuing operations	(2.3)	(5.4)	(4.1)	(1.0)	(1.8)
Return on Average Assets %	(2.9)	(5.4)	2.8	0.1	(0.3)
Return on Beginning Shareholders’ Equity %	(4.6)	(8.4)	5.3	0.3	(0.6)
Current Ratio	1.5:1	1.4:1	1.5:1	1.9:1	1.8:1
Debt-to-Equity Ratio	0.10:1	0.04:1	0.07:1	0.38:1	0.42:1

________________________

*
Reflects charges related to restructuring from continuing operations of $1,971,000 ($1,843,000 after-tax expense or $0.06 per share assuming dilution), net warranty reversals of $2,325,000 ($2,325,000 after-tax expense or $0.07 per share assuming dilution related to three product recalls) and the positive impact of an intraperiod tax allocation associated with discontinued operations of $140,000 or $0.00 per share assuming dilution.

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

***
Reflects charges related to restructuring from continuing operations of $9,336,000 ($7,493,000 after-tax expense or $0.23 per share assuming dilution), incremental warranty expense of $7,264,000 ($7,170,000 after-tax expense or $0.22 per share assuming dilution related to the power wheelchair joystick recall), asset write-downs to intangible assets of $1,523,000 ($1,322,000 after-tax expense or $0.04 per share assuming dilution) and the positive impact of an intraperiod tax allocation associated with discontinued operations of $3,445,000 or $0.11 per share assuming dilution.

****
Reflects charges related to restructuring from continuing operations of $11,395,000 ($11,255,000 after-tax expense or $0.36 per share assuming dilution), a discrete 2012 tax expense related to prior years of $9,336,000 or $0.30 per share assuming dilution which is a non-cash charge in 2012 for a matter that was under audit and contested by the company, early debt extinguishment charges of $312,000 ($312,000 after-tax expense or $0.01 per share assuming dilution), asset write-downs to intangible assets of $773,000 ($698,000 after-tax expense or $0.02 per share assuming dilution) and the positive impact of an intraperiod tax allocation associated with discontinued operations of $7,126,000 or $0.23 per share assuming dilution.

*****
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

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations.

OUTLOOK

Invacare is a company in the midst of a transformation in a growing market that has its own challenges and opportunities. To capitalize on this potential, in 2015 the company established two long-term objectives intended to ensure it becomes sustainably competitive and profitable. The company's first objective is to excel at designing, producing and distributing products based on a thorough application of the principles of quality. Secondly, the company will apply its resources on specific activities that it believes will drive greater profit and cash.

The focus on quality is paramount. By embracing quality in all aspects of the company’s activities, the company believes that its products will be better aligned to customer needs, more quickly brought to market and ultimately will result in a better customer experience and economic return. The company expects its investments in quality to be a competitive advantage.

Through a legacy of acquisition and organic growth, the company had expanded its product portfolio to be one of the biggest in the industry. Products range from highly differentiated clinically complex products with proprietary advantages to basic aids for daily living. This has historically been an advantage, as customers have desired to work with companies that have the broadest portfolio to simplify their purchasing and make their own offering more consistent. More recently, two challenges have emerged that make success with this strategy increasingly difficult. As a result of economic pressures, markets have been reshaped with lower healthcare reimbursement to pay the company’s customers for its products; commercial channels have been disintermediated and consolidated; and there are more competitors and customers with easier access to low cost supply alternatives.

As a specific example of reimbursement reductions, the company’s U.S. customers have been exposed to the National Competitive Bidding (NCB) program from the Centers for Medicare and Medicaid Services (CMS), which began in 2011 and will continue with major reimbursement reductions in 2016. These are precedent-setting price reductions, which are expected to influence other non-CMS payors’ reimbursement rates in these same categories. Because the company sells its products to medical equipment providers who in turn seek reimbursement, and because the company does not itself seek direct reimbursement, the company does not know which specific products, local markets or share of sales are affected by any particular payor. However, it is useful to estimate the effect the NCB program may have, because it is potentially of significant influence on the company’s customers.

The company estimates that, for the full year of 2015, approximately $263,000,000 in net sales of its U.S. HME equipment business, the major division within the North America/HME segment, were sales of products sold to homecare providers that were included in NCB product categories. When the company's products are ordered by homecare providers, the company is not informed as to whether the provider is paid for the product through Medicare, Medicaid or private pay reimbursement or through direct cash sales. However, the company estimates historically that approximately 40% of HME providers' revenues on average are from sales paid by Medicare. Additionally, it is estimated that the first 100 metropolitan statistical areas (MSAs) that implemented NCB account for approximately 50% of Medicare's spending on durable medical equipment. Taking the $263,000,000 of U.S. HME net sales for the full year of 2015 of NCB bid-categorized product and applying the previously mentioned 40% and then the 50% estimates, the company's revenues from products potentially exposed to NCB could be approximately $52,600,000. This estimate does not include other potential pricing pressures that also could impact homecare providers from other payors. The company also continues to closely monitor the 2016 rural roll-out of NCB that expanded to the remaining Medicare population that had not yet been impacted by NCB starting in January. The reimbursement reductions to the rural areas are scheduled to be completed in July 2016. Further reductions may occur if private payors elect to adopt their own reimbursement changes. Regardless, judicious healthcare spending is a continuous pressure in this industry driving the need for ongoing improvement for cost-effective supply of clinically relevant solutions.

At the same time reimbursement pressures persist, the standards of production, record-keeping and product performance have increased the cost of each active product line a company markets. These opposing effects have led the company to examine its vast product portfolio and its many competing priorities. A strategy based on having the broadest product portfolio without regard to clinical utility is no longer a competitive advantage. As a result, the company is beginning to shift its focus to areas that have a greater clinical impact, where the company has an opportunity to create a sustainable competitive advantage with its investment in technology and to excel by applying high standards to product features, performance and production methods. The company will focus on areas where it believes better returns can be made for its resources and will look for more efficient ways to convey lower margin less differentiated products or seek alternatives in those areas. This may result in periods of lower net sales, but with improved contribution from a higher gross margin as a result of a favorable mix of products.

As the company continues to shift its strategic focus, it expects its financial results will continue to be pressured in 2016 as a result of its consent decree with the United States Food and Drug Administration (FDA) affecting operations at the Corporate and Taylor Street facilities in Elyria, Ohio. The consent decree limits production at the Taylor Street manufacturing facility to orders meeting certain documentation requirements. See Item 3, Legal Proceedings. Regarding products manufactured at the Taylor Street facility, which have been impacted by the company's consent decree with the FDA and sold primarily in the North America/HME segment, net sales were approximately $41,600,000 in 2015 compared to approximately $43,200,000 in 2014. Even if the company receives the FDA notification that it may resume full operations at its Taylor Street facility, it is uncertain as to whether, or how quickly the company would be able to rebuild net sales, irrespective of market conditions, to typical historical levels such as when Taylor Street production accounted for approximately $172,000,000 and $147,000,000 in net sales in 2011 and 2012, respectively. The company ultimately expects a positive outcome from the company’s investments in quality improvements, and it is optimistic about its ability to grow its results from the impacted facilities over time. Additionally, the company sees opportunities to develop other complex rehabilitation solutions from its subsidiaries that also operate in this space.

As part of the company’s strategic priorities of establishing a quality culture and driving greater profit and cash, the company will take steps to deepen the deployment of quality initiatives throughout the company and it will accelerate the transformation and, it anticipates, the growth of its business. The company plans to continue investments in global quality improvements, which it expects will be a competitive advantage. The company also expects to increase the size of its sales force and support it to be more focused on clinically complex products, including complex rehabilitation technology, therapeutic support surfaces and wound prevention, safe patient handling, respiratory therapy technology, and bariatric products. This change will require more training, an expanded clinical staff and more investment in commercial and marketing activities to increase awareness and provide more access to these products. The company expects its accounts receivable balance to increase throughout its transformation, as there is a longer order-to-cash cycle on clinically complex products, which is likely to have a negative impact on cash flow. The company may also explore streamlining its operations and better aligning its infrastructure to efficiently deliver an improved mix of clinically complex products. The company will look for opportunities to invest in clinically differentiating technology and expertise. To finance this transformation, grow related working capital, fund ongoing quality initiatives, and to support the company through historic seasonal performance cycles and continued foreign currency pressure, the company completed the issuance in February 2016 of $130,000,000 aggregate principal amount of 5.00% convertible senior notes, which mature in 2021. See “Subsequent Events” in the Notes to the Condensed Consolidated Financial Statements included in this Annual Report on Form 10-K.

On balance, the company sees opportunities to grow, continue its transformation and make progress against industry headwinds and strong competition for long-term results. See “Contingencies” in the Notes to the Condensed Consolidated Financial Statements and “Forward-Looking Statements” included in this Annual Report on Form 10-K.

DISCONTINUED AND DIVESTED OPERATIONS

On December 21, 2012, in order to focus on its core equipment product lines, the company entered into an agreement to sell ISG and determined on that date that the "held for sale" criteria of ASC 360-10-45-9 were met. On January 18, 2013, the company completed the sale of the ISG medical supplies business to AssuraMed, Inc. for a purchase price of $150,800,000 in cash, which was subject to final post-closing adjustments. ISG had been operated on a stand-alone basis and reported as a reportable segment of the company. The company recorded a gain of $59,402,000 pre-tax in 2013 which represented the excess of the net sales price over the book value of the assets and liabilities of ISG, excluding cash. The sale of this business is dilutive to the company's results. The company utilized the proceeds from the sale to reduce debt outstanding under its revolving credit facility in the first quarter of 2013. In 2013, the net sales of the discontinued operation of ISG were $18,498,000 and earnings before income taxes were $402,000.

On August 6, 2013, the company sold Champion, its domestic medical recliner business for dialysis clinics, to Champion Equity Holdings, LLC for $45,000,000 in cash, which was subject to final post-closing adjustments. Champion had been operated on a stand-alone basis and reported as part of the IPG segment of the company. The company recorded a gain of $22,761,000 pre-tax in the third quarter of 2013, which represented the excess of the net sales price over the book value of the assets and liabilities of Champion. The sale of this business was dilutive to the company's results. The company utilized the proceeds from the sale to reduce debt outstanding under its revolving credit facility in the third quarter of 2013. The gain recorded by the company reflects the company's estimated final purchase adjustments. See "Discontinued Operations" in the Notes to the Condensed Financial Statements included in this Form 10-K for the assets and liabilities sold.

In 2013, the net sales of the discontinued operation of Champion were $15,857,000 and earnings before income taxes were $3,156,000. Results for Champion include an interest expense allocation from continuing operations to discontinued operations of $449,000 in 2013, as proceeds from the sale were required to be utilized to pay down debt. The interest allocation was based on the net proceeds assumed to pay down debt applying the company's average interest rates for the periods presented.

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

On August 29, 2014, the company sold Altimate Medical, Inc. (Altimate), its manufacturer of stationary standing assistive devices for use in patient rehabilitation, to REP Acquisition Corporation for $23,000,000 in cash, which was subject to final post-closing adjustments. Altimate had been operated on a stand-alone basis and reported as part of the North America/HME segment of the company. The company recorded a gain of $17,069,000 pre-tax in the third quarter of 2014, which represented the excess of the net sales price over the book value of the assets and liabilities of Altimate. The sale of this business was dilutive to the company's results. The company utilized the proceeds from the sale to reduce debt outstanding under its revolving credit facility in the third quarter of 2014. The gain recorded by the company reflects the company's final purchase adjustments.

The net sales of the Altimate discontinued operations were $11,778,000 and $17,854,000 for 2014 and 2013, respectively, and earnings before income taxes were $2,796,000 and $5,118,000, respectively for the same periods. Results for Altimate include an interest expense allocation from continuing operations to discontinued operations of $202,000 and $323,000 for 2014 and 2013, respectively, as proceeds from the sale were required to be utilized to pay down debt. The interest allocation was based on the net proceeds assumed to pay down debt applying the company's average interest rates for the periods presented. See "Discontinued Operations" in the Notes to the Condensed Financial Statements included in this Form 10-K for the assets and liabilities sold.

The company recorded total expenses related to the discontinued operations noted above of $8,801,000, of which $8,405,000 were paid as of December 31, 2015.

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

On July 2, 2015, the company sold its rentals businesses to Joerns Healthcare Parent, LLC, for approximately $15,500,000 in cash, which was subject to final post-closing adjustments. The rentals businesses had been operated on a stand-alone basis and reported as part of the IPG segment of the company. The company recorded a pre-tax gain of approximately $24,000 in the third quarter of 2015, which represents the excess of the net sales price over the book value of the assets and liabilities of the rentals businesses, as of the date of completion of the disposition. The company recorded expenses related to the sale of the rentals businesses totaling $1,792,000, of which $1,244,000 have been paid as of December 31, 2015. The sale of the rentals businesses was not dilutive to the company's results. The company utilized the net proceeds from the sale to reduce debt outstanding under its credit agreement. The company determined that the sale of the rentals businesses did not meet the criteria for classification as a discontinued operation in accordance with ASU 2014-08. The rentals businesses were treated as held for sale as of June 30, 2015 until sold on July 2, 2015. As a result, the December 31, 2014 Balance Sheet was restated to reflect this treatment. As such, the results of the rentals businesses are included in the Results from Continuing Operations discussion below.

RESULTS OF CONTINUING OPERATIONS

2015 Versus 2014

Net Sales. Consolidated net sales for 2015 decreased 10.1% for the year, to $1,142,338,000 from $1,270,163,000 in 2014. Foreign currency translation decreased net sales by 8.7 percentage points. Constant currency net sales decreased 1.4% compared to 2014. Higher constant currency net sales in the Europe and Asia/Pacific segments were offset by lower constant currency net sales in the North America/HME and IPG segments. Constant currency net sales for the company, excluding the impact of the divested rentals businesses in the IPG segment, were flat for the year ended December 31, 2015, compared to the prior year. Constant currency net sales is a non-GAAP financial measure - see "Business Segment Net Sales" on page I-52.

Europe

European net sales decreased 12.1% in 2015 compared to the prior year to $536,463,000 from $610,555,000 as foreign currency translation decreased net sales by 15.6 percentage points. Constant currency net sales increased 3.5% compared to 2014 principally due to increases in mobility and seating, respiratory and lifestyle products.

North America/Home Medical Equipment (North America/HME)

North America/HME net sales decreased 6.6% in 2015 versus the prior year to $474,196,000 from $507,867,000 with foreign currency translation decreasing net sales by 1.0 percentage point. Constant currency net sales decreased 5.6% compared to the prior year, as increases in mobility and seating products were more than offset by declines in respiratory and lifestyle products. Net sales in the mobility and seating product category continue to be impacted by the FDA consent decree, which limits production of custom power wheelchairs and seating systems at the Taylor Street manufacturing facility to products having properly completed verification of medical necessity (VMN) documentation. The VMN is a signed document from a clinician, and in some instances a physician, that certifies that the product is deemed medically necessary for a particular patient's condition, which cannot be adequately addressed by another manufacturer's product or which is a replacement of the patient's existing product. In an effort to position the company for improved sales results in the future, during 2015, the company began a transformation of its generalist sales force to one more focused on clinically complex products, which includes the mobility and seating product category. As a result, lifestyle and respiratory product net sales were de-emphasized contributing to lower net sales for these products.

Institutional Products Group (IPG)

IPG net sales decreased 15.2% in 2015 over the prior year to $87,137,000 from $102,796,000 as foreign currency translation decreased sales by 0.8 of a percentage point. Excluding the net sales impact of the divested rentals businesses, constant currency net sales increased 3.7% driven primarily by increases in beds and interior design projects. These increases were partially offset by declines in therapeutic support surfaces.

 Asia/Pacific

Asia/Pacific net sales decreased 9.0% in 2015 from the prior year to $44,542,000 from $48,945,000. Foreign currency translation decreased net sales by 16.5 percentage points. Constant currency net sales increased 7.5% primarily due to increases at the company's New Zealand and Australian distribution businesses, and at the company's subsidiary that produces microprocessor controllers. Changes in exchange rates, particularly with the euro and U.S. dollar, have had, and may continue to have, a significant impact on sales in this segment.

 Gross Profit. Consolidated gross profit as a percentage of net sales was 27.4% in 2015 as compared to 27.3% in 2014. The 2015 gross margin reflects a warranty expense reversal related to recalls of $2,325,000 or 0.2 of a percentage point, recorded in the North America/HME segment. The company's warranty reserve is subject to adjustment as new developments change the company's estimates. The 2014 gross margin reflected an incremental warranty expense for three previously disclosed recalls of $11,493,000 or 0.9 of a percentage point. The incremental warranty expense was recorded in the North America/HME, Europe and Asia/Pacific reporting segments. Excluding the impact of the warranty expense amounts noted previously, the gross margin as a percentage of net sales was 27.2% in 2015 as compared to 28.2% in 2014. The margin decrease was principally related to unfavorable sales mix, foreign exchange and the result of the divested rentals businesses. The rentals businesses had a higher than average gross margin as a percentage of net sales compared to the overall company. Gross profit as a percentage of net sales for the North America/HME and Asia/Pacific segments was favorable as compared to the prior year with the Europe and IPG segments unfavorable compared to the prior year.

Gross profit in Europe as a percentage of net sales decreased 1.8 percentage points in 2015 from the prior year. The decrease in margin was principally due to unfavorable foreign exchange and negative sales mix, partially offset by reduced warranty expense. The 2014 gross margin reflected an incremental warranty expense of $3,395,000 or 0.6 of a percentage point for a previously disclosed recall.

North America/HME gross profit as a percentage of net sales increased 4.0 percentage points in 2015 from the prior year. The increase in margins was principally due to favorable warranty, sales mix and manufacturing costs. The 2015 gross margin reflects a warranty recall expense reversal of $2,325,000 or 0.5 of a percentage point for three recalls compared to incremental warranty recall expense of $6,833,000 or 1.3 of a percentage point in 2014.

IPG gross profit as a percentage of net sales decreased 9.9 percentage points in 2015 from the prior year. The decrease in margin is primarily attributable to the sale of the rentals businesses (5.6 percentage points) and increased freight costs.

Gross profit in Asia/Pacific as a percentage of net sales increased 5.4 percentage points in 2015 from the prior year. The increase was primarily as a result of reduced warranty expense and a favorable manufacturing costs. The 2014 gross margin included an incremental warranty expense for the power wheelchair joystick recall of $1,265,000, or 2.6 percentage points.

See “Current Liabilities” in the Notes to the Consolidated Financial Statements included elsewhere in this report for the total provision amounts and a reconciliation of the changes in the warranty accrual.

Selling, General and Administrative. Consolidated selling, general and administrative (SG&A) expenses as a percentage of net sales were 28.0% in 2015 and 30.2% in 2014. The overall dollar decrease was $64,066,000, or 16.7%, with foreign currency translation decreasing expense by $23,891,000 or 6.2% percentage points. Excluding the impact of foreign currency translation, SG&A expenses decreased $40,175,000, or 10.5%. This decrease is primarily attributable to the sale of the rentals businesses in the third quarter of 2015 which lowered SG&A expenses by $15,626,000 and by reduced consulting expense (including regulatory and compliance costs related to quality system improvements), employment costs and product liability expense. These were partially offset by a $4,031,000 write-off of costs associated with a canceled legacy software program based on a change in the North America/HME IT strategy.

European SG&A expenses decreased by 15.9%, or $22,254,000, in 2015 compared to 2014. Foreign currency translation decreased expense by approximately $18,709,000 or 13.4 percentage points. Excluding the foreign currency translation impact, SG&A expenses decreased by $3,545,000, or 2.5%, primarily in depreciation and amortization expense partially offset by increased employment costs.

SG&A expenses for North America/HME decreased 9.8%, or $15,296,000, in 2015 compared to 2014 with foreign currency translation decreasing expense by $2,313,000 or 1.5 percentage points. Excluding the foreign currency translation, SG&A expense decreased $12,983,000, or 8.3%, due principally to reduced employment costs, product liability expense and consulting expense, including lower regulatory and compliance costs related to quality systems improvements. These were partially offset by a $4,031,000 write-off of costs associated with a canceled legacy software program based on a change in the North America/HME IT strategy. In addition, 2014 included an incremental expense of $958,000 related to the retirement of an executive officer of the company.

SG&A expenses for IPG decreased by 43.2%, or $17,898,000, in 2015 compared to 2014 with foreign currency translation having an immaterial impact. Excluding the impact of foreign currency translation, SG&A expenses decreased by $17,905,000, or 43.2%, primarily due to the sale of the rentals businesses which reduced SG&A expenses by $15,626,000 as well as reduced employment costs.

Asia/Pacific SG&A expenses decreased 21.5%, or $4,580,000, in 2015 compared to 2014. Foreign currency translation decreased expense by $2,876,000 or 13.5 percentage points. Excluding the foreign currency translation impact, SG&A expenses decreased $1,704,000, or 8.0%, principally as a result of reduced employment costs and depreciation expense.

SG&A expenses related to the Other Segment decreased by 16.3% or $4,038,000 in 2015 as compared to 2014. The decrease is attributable to lower legal and professional costs as well as decreased employment costs. In addition, 2014 included an incremental expense of $1,800,000 related to the retirement of an executive officer of the company.

 Asset write-downs to intangible assets. In accordance with ASC 350, Intangibles - Goodwill and Other, the company reviews intangibles for impairment. As a result of the company's 2015 intangible review, the company did not recognize any intangible write-down charges.

As a result of the company's review of intangible assets for 2014, the company recognized intangible write-down charges in the IPG segment of $13,041,000 comprised of a customer list impairment of $12,826,000 and a non-compete agreement of $215,000 as the actual and remaining cash flows associated with the intangibles were less than the cash flows originally used to value the intangibles, primarily driven by reduced net sales. The after-tax and pre-tax impairment amounts were the same for each of the above impairments.

 Charge Related to Restructuring Activities. The company's restructuring charges were necessitated primarily by continued declines in Medicare and Medicaid reimbursement by the U.S. government, as well as similar healthcare reimbursement pressures abroad, which negatively affect the company's customers (e.g. home health care providers) and continued pricing pressures faced by the company as a result of outsourcing by competitors to lower cost locations. In addition, restructuring decisions were also the result of reduced profitability in the North America/HME and Asia/Pacific segments impacted by the FDA consent decree. While the company's restructuring efforts have been executed on a timely basis resulting in operating cost savings, the savings have been more than offset by continued margin decline, principally as a result of product mix, reduced volumes and regulatory and compliance costs related to quality system improvements which are unrelated to the restructuring actions. The company expects any near-term cost savings from restructuring will be offset by other costs as a result of pressures on the business.

Charges for the year ended December 31, 2015 totaled $1,971,000 including charges for severance ($1,678,000) and charges principally related to a building lease termination primarily in the North America/HME segment ($293,000). Severance charges were incurred in the North America/HME segment ($1,069,000), Europe segment ($510,000), IPG segment ($73,000) and Asia/Pacific segment ($26,000) related to the elimination of certain positions as a result of general restructuring efforts. The savings from these charges will be reflected primarily in reduced selling, general and administrative expenses and manufacturing expenses for the company. Payments for the year ended December 31, 2015 were $3,723,000 and were funded with operating cash flows and cash on hand. The majority of the 2015 charges are expected to be paid out within the next 12 months.

Charges for the year ended December 31, 2014 totaled $11,112,000 including charges for severance ($9,841,000), other charges in IPG and Europe ($1,286,000) principally related to building write-downs and lease termination cost reversals ($15,000). Severance charges were incurred in the North America/HME segment ($4,404,000), Other ($2,978,000), IPG segment ($1,163,000), Asia/Pacific segment ($769,000) and Europe segment ($527,000). The North America/HME segment severance charges were principally related to additional positions eliminated due to lost sales volumes resulting from the impact of the FDA consent decree. The Other severance charges related to the elimination of two senior corporate executive positions. IPG segment severance charges related principally to the closure of the London, Ontario facility. Europe and Asia/Pacific severance charges related to the elimination of certain positions as a result of general restructuring efforts. The costs related to the building write-downs related to two plant closures. The savings from these charges will be reflected primarily in reduced selling, general and administrative expenses and manufacturing expenses for the company. Payments for the year ended December 31, 2014 were $11,131,000 and were funded with operating cash flows and the company's revolving credit facility. The majority of the 2014 charges have been paid out as of December 31, 2015 except for a majority of the charges related to the elimination of two senior corporate executive positions.

To date, the company's liquidity has not been materially impacted; however, the company's disclosure in Liquidity and Capital Resources highlights risks that could negatively impact the company's liquidity. See also "Charges Related to Restructuring Activities" in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Interest. Interest expense decreased to $2,911,000 in 2015 from $3,039,000 in 2014, representing a 4.2% decrease. This decrease was attributable primarily to lower average borrowings in 2015 versus 2014, despite an increase in interest expense related to capital leases. Interest income in 2015 was $165,000 as compared to $507,000 in 2014, primarily due to interest income earned in Europe on a VAT receivable in 2014 that did not occur in 2015.

Income Taxes. The company had an effective tax rate of 125.3% in 2015 compared to an expected benefit of 35% on the continuing operations pre-tax loss and 8.8% in 2014 compared to an expected benefit of 35% on the pre-tax loss from continuing operations. The company's effective tax rate in 2015 was unfavorable to the expected U.S. federal statutory rate benefit due to the negative impact of the company not being able to record tax benefits related to losses in countries which had tax valuation allowances for the year, more than offsetting the benefit of foreign income taxed at rates below the U.S. statutory rate. The company's effective tax rate in 2014 was unfavorable to the expected U.S. federal statutory rate benefit due to the negative impact of the company not being able to record tax benefits related to losses in countries which had tax valuation allowances for the year, except in the U.S. where a benefit of $7,175,000 was recognized as an intra-period allocation with discontinued operations against a portion of the domestic taxable loss from continuing operations, more than offsetting the benefit of foreign income taxed at rates below the U.S. statutory rate. See “Income Taxes” in the Notes to the Consolidated Financial Statements included elsewhere in this report for more detail.

Research and Development. The company continues to invest in research and development activities. The company dedicates funds to applied research activities to ensure that new and enhanced design concepts are available to its businesses. Research and development expenditures, which are included in costs of products sold, decreased to $18,677,000 in 2015 from $23,149,000 in 2014. The expenditures, as a percentage of net sales, were 1.6% and 1.8% in 2015 and 2014, respectively.

2014 Versus 2013

Net Sales. Consolidated net sales for 2014 decreased 4.8% for the year, to $1,270,163,000 from $1,334,505,000 in 2013. Foreign currency translation increased net sales by 0.2 of a percentage point. Constant currency net sales decreased 5.0% as a result of declines in the North America/HME, IPG and Asia/Pacific segments being offset by increases in the European segment.

Europe

European net sales increased 4.7% in 2014 compared to the prior year to $610,555,000 from $583,143,000 as foreign currency translation increased net sales by 1.1 percentage points. Constant currency net sales increased 3.6% principally due to increases in lifestyle and mobility and seating products, which were partially offset by declines in respiratory products.

North America/Home Medical Equipment (North America/HME)

North America/HME net sales decreased 13.8% in 2014 versus the prior year to $507,867,000 from $589,240,000 with foreign currency translation decreasing net sales by 0.5 of a percentage point. The constant currency net sales decrease of 13.3% was driven by declines in all product categories. The net sales decline in respiratory products was primarily attributable to a significant shipment of Invacare® HomeFill® oxygen systems to a large national account in 2013 that did not repeat in 2014. The net sales decline in lifestyle products was primarily impacted by a shift toward lower cost products for certain lifestyle products that are subject to the Centers for Medicare and Medicaid Services' National Competitive Bidding program and pre- and post-payment audits. The net sales decline in mobility and seating products was primarily driven by reduced net sales of scooter products, which the company decided to exit domestically. In addition, the mobility and seating product category continued to be impacted by the FDA consent decree, which limits production of custom power wheelchairs and seating systems at the Taylor Street manufacturing facility to products having properly completed verification of medical necessity (VMN) documentation. The VMN is a signed document from a clinician, and in some instances a physician, that certifies that the product is deemed medically necessary for a particular patient's condition, which cannot be adequately addressed by another manufacturer's product or which is a replacement of the patient's existing product.

Institutional Products Group (IPG)

IPG net sales decreased 8.5% in 2014 over the prior year to $102,796,000 from $112,290,000 with foreign currency translation decreasing sales by 0.3 of a percentage point. The constant currency net sales decrease of 8.2% was driven primarily by declines in all product categories except therapeutic support surfaces and patient transport products.

 Asia/Pacific

Asia/Pacific net sales decreased 1.8% in 2014 from the prior year to $48,945,000 from $49,832,000. Foreign currency translation decreased net sales by 1.4 percentage points. Constant currency net sales decreased 0.4% largely due to declines at the company's subsidiary that produces microprocessor controllers primarily related to its decision to exit the contract manufacturing business for customers outside of the healthcare industry. This was partially offset by growth in the company's Australian distribution business. Changes in exchange rates, particularly with the euro and U.S. dollar had a significant impact on sales in this segment.

 Gross Profit. Consolidated gross profit as a percentage of net sales was 27.3% in 2014 as compared to 27.5% in 2013. The margin decline was principally related to reduced volumes, sales mix favoring lower margin product lines and lower margin customers and an incremental warranty expense related to three recalls. Gross profit as a percentage of net sales for the Europe, IPG and Asia/Pacific segments was favorable as compared to the prior year with the North America/HME segment unfavorable compared to the prior year. The 2014 gross margin reflected an incremental warranty expense for three previously disclosed recalls of $11,493,000 or 0.9 of a percentage point. The incremental warranty expense was recorded in the North America/HME, Europe and Asia/Pacific reporting segments. The company's warranty reserve is subject to adjustment as new developments change the company's estimates. The 2013 gross margin reflected an incremental warranty expense for a power wheelchair joystick recall of $7,264,000 or 0.5 of a percentage point. The incremental warranty expense was recorded in the North America/HME and Asia/Pacific reporting segments. In addition, the 2013 gross margin benefited by $1,389,000 or 0.1 of a percentage point, related to an amended value added tax (VAT) filing recognized in the European segment.

Gross profit in Europe as a percentage of net sales increased 1.0 percentage point in 2014 from the prior year. The increase in margin was principally due to favorable customer and product mix and lower product costs partially offset by increased warranty and freight expense. The 2014 gross margin reflected an incremental warranty expense of $3,395,000 pre-tax or 0.6 of a percentage point for a previously disclosed recall. Gross margin in 2013 benefited by $1,389,000 or 0.2 of a percentage point, related to an amended VAT filing recognized in the fourth quarter of 2013.

North America/HME gross profit as a percentage of net sales decreased 2.5 percentage points in 2014 from the prior year. The decline in margins was principally due to an unfavorable sales mix favoring lower margin products, increased warranty expense and asset write-offs attributable to canceled product launches. The 2014 gross margin reflected an incremental recall expense of $6,833,000 or 1.3 of a percentage point for three recalls compared to $2,625,000 or 0.4 of a percentage point for the joystick recall initiated in 2013.

IPG gross profit as a percentage of net sales increased 0.9 of a percentage point in 2014 from the prior year. The increase in margin was primarily attributable to lower R&D and warranty expense.

Gross profit in Asia/Pacific as a percentage of net sales increased 2.4 percentage points in 2014 from the prior year. The increase was primarily as a result of reduced warranty expense and a favorable product mix related to the company's decision to exit the contract manufacturing business for customers outside of the healthcare industry partially offset by unfavorable absorption of fixed costs at the company's subsidiary which produces microprocessor controllers. The 2014 gross margin reflected an incremental warranty expense for the power wheelchair joystick recall of $1,265,000 pre-tax, or 2.6 percentage points compared an incremental warranty expense for the power wheelchair joystick recall of $4,639,000 pre-tax, or 9.3 percentage points, recorded in 2013.

See “Current Liabilities” in the Notes to the Consolidated Financial Statements included elsewhere in this report for the total provision amounts and a reconciliation of the changes in the warranty accrual.

Selling, General and Administrative. Consolidated selling, general and administrative (SG&A) expenses as a percentage of net sales were 30.2% in 2014 and 29.8% in 2013. The overall dollar decrease was $13,419,000, or 3.4%, with foreign currency translation increasing expense by $85,000. Excluding the impact of foreign currency translation, SG&A expenses decreased $13,504,000, or 3.4%. This decrease was primarily attributable to reduced employment, bad debt and consulting expense, including lower regulatory and compliance costs related to quality systems improvements.

European SG&A expenses increased by 5.2%, or $6,917,000, in 2014 compared to 2013. Foreign currency translation increased expense by approximately $1,569,000 or 1.2 percentage points. Excluding the foreign currency translation impact, SG&A expenses increased by $5,348,000, or 4.0%, primarily due to higher employment costs.

SG&A expenses for North America/HME decreased 11.2%, or $19,626,000, in 2014 compared to 2013 with foreign currency translation decreasing expense by $1,009,000 or 0.6 of a percentage point. Excluding the foreign currency translation, SG&A expense decreased $18,617,000, or 10.6%, due principally to reduced employment, bad debt and consulting expense, including lower regulatory and compliance costs related to quality systems improvements.

SG&A expenses for IPG decreased by 6.5%, or $2,862,000, in 2014 compared to 2013 with foreign currency translation decreasing expense by $144,000, or 0.3 of a percentage point. Excluding the impact of foreign currency translation, SG&A expenses decreased by $2,718,000, or 6.2%, primarily due to reduced employment costs.

Asia/Pacific SG&A expenses decreased 4.7%, or $1,059,000, in 2014 compared to 2013. Foreign currency translation decreased expense by $331,000 or 1.5 percentage points. Excluding the foreign currency translation impact, SG&A expenses decreased $728,000, or 3.2%, principally as a result of reduced associate costs and depreciation expense.

SG&A expenses related to the Other Segment increased by 14.9% or $3,211,000 in 2014 as compared to 2013. The increase is attributable to increased employment costs including $1,800,000 related to the retirement of an executive officer of the company.

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
LIQUIDITY AND CAPITAL RESOURCES

The company continues to maintain an adequate liquidity position through its unused bank lines of credit (see Long-Term Debt in the Notes to Consolidated Financial Statements included in this report), the net proceeds of the company's issuance in February 2016 of $130,000,000 aggregate principal amount of 5.00% convertible senior notes due in 2021 (see Subsequent Events in the Notes to Consolidated Financial Statements included in this report) and working capital management.

The company's total debt outstanding, inclusive of the debt discount included in equity in accordance with FSB APB 14-1, increased by $25,993,000 to $48,323,000 at December 31, 2015 from $22,330,000 as of December 31, 2014. The company's balance sheet reflects the impact of ASC 470-20, which reduced debt and increased equity by $1,203,000 and $1,999,000 as of December 31, 2015 and December 31, 2014, respectively. The debt discount decreased $796,000 during 2015, as a result of amortization of the convertible debt discount. The debt increase during the year was principally the result of the recording of $32,339,000 in capital lease liabilities as a result of the company's real estate sale and leaseback transaction completed in the second quarter of 2015. The company's cash and cash equivalents were $60,055,000 at December 31, 2015 compared to $38,931,000 at December 31, 2014. At December 31, 2015, the company had no borrowings outstanding on its revolving credit facility compared to $4,000,000 as of December 31, 2014.

The company's borrowing capacity and cash balances were utilized for normal operations during the period ended December 31, 2015. Debt repayments, acquisitions, divestitures, the timing of vendor payments, the granting of extended payment terms to significant national accounts and other activity can have a significant impact on the company's cash flow and borrowings outstanding such that the debt reported at the end of a given period may be materially different than debt levels during a given period. During 2015, the outstanding borrowings on the company's revolving credit facility varied from a low of zero to a high of $35,000,000. While the company has cash balances in various jurisdictions around the world, there are no material restrictions regarding the use of such cash for dividends within the company, loans or other purposes, except in China where the cash balance as of December 31, 2015 was approximately $5,500,000.

On January 16, 2015, the company entered into an asset-based lending Revolving Credit and Security Agreement (the “Prior Credit Agreement”), which was amended on April 22, 2015 and amended and restated on September 30, 2015 to provide for a new revolving line of credit, letter of credit and swing line facility for European borrowers (the “Amended and Restated Credit Agreement”). The initial borrowings under the Prior Credit Agreement were used to repay approximately $17,000,000 in aggregate principal amount of borrowings and terminate the company's previous credit agreement, which was scheduled to mature in October 2015. As determined pursuant to the borrowing base formula for the U.S. and Canadian borrowers, the company’s borrowing base including the period ending December 31, 2015 under the U.S. and Canadian Credit Facility of the Amended and Restated Credit Agreement was approximately $64,655,000, with aggregate borrowing availability of approximately $38,230,000, taking into account the then-applicable $10,000,000 minimum availability reserve, then-outstanding letters of credit, other reserves and the $11,250,000 dominion trigger amount noted below. As determined pursuant to the borrowing base formula for the European borrowers, the company’s borrowing base including the period ending December 31, 2015 under the European Credit Facility of the Amended and Restated Credit Agreement was approximately $21,528,000, with aggregate borrowing availability of approximately $15,153,000, taking into account the $3,000,000 minimum availability reserve, then-outstanding letters of credit, other reserves and the $3,375,000 dominion trigger amount noted below. See Long-Term Debt in the Notes to the Consolidated Financial Statements for more details regarding the Amended and Restated Credit Agreement.

As a result of entering into the Amended and Restated Credit Agreement, the company incurred $1,954,000 in fees, which were capitalized and are being amortized through January 2018. In addition, as a result of terminating the previous credit agreement, which was scheduled to mature in October 2015, the company wrote-off $668,000 in previously capitalized fees in the first quarter of 2015, which is reflected in the expense of the North America / HME segment.
As of December 31, 2015, the company was in compliance with all covenant requirements. The Amended and Restated Credit Agreement contains customary representations, warranties and covenants including dominion triggers requiring the company to maintain borrowing capacity of not less than $11,250,000 on an given business day or $12,500,000 for five consecutive days related to the U.S. and Canadian borrowers and $3,375,000 on an given business day or 12.5% of the maximum amount that may be drawn under the European Credit Facility for five consecutive days related to European borrowers in order to avoid triggering full control by an agent for the lenders of the company's cash receipts for application to the company's obligations under the agreement.

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

Based on the company's current expectations, the company believes that its cash balances, cash generated by operations and available borrowing capacity under its Amended and Restated Credit Agreement should be sufficient to meet working capital needs, capital requirements, and commitments for at least the next twelve months, including payments of $9,379,000 to settle tax liabilities during the next twelve months. Notwithstanding the company's expectations, if the company's operating results decline as the result of pressures on the business due to, for example, currency fluctuations or regulatory issues or the company's failure to execute its business plans, the company may be unable to comply with its obligations under the Amended and Restated Credit Agreement, and its lenders could demand repayment of the amounts outstanding under the company's credit facilities.

On February 23, 2016, the company issued $130,000,000 aggregate principal amount of 5.00% convertible senior notes due 2021 in a private offering. The notes bear interest at a rate of 5.00% per year payable semi-annually and will mature in February 2021, unless repurchased or converted in accordance with their terms prior to such date. Prior to August 15, 2020, the notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Unless and until the company obtains shareholder approval under applicable New York Stock Exchange rules, the notes will be convertible, subject to certain conditions, into cash. If the company obtains such shareholder approval, the notes may be settled in cash, the company’s common shares or a combination of cash and the company’s common shares, at the company’s election.

In connection with the offering of the notes, the company entered into privately negotiated convertible note hedge transactions with two financial institutions (the “option counterparties”). These transactions cover, subject to customary anti-dilution adjustments, the number of the company’s common shares that will initially underlie the notes, and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the notes. The company entered into separate, privately negotiated warrant transactions with the option counterparties at a higher strike price relating to the same number of the company’s common shares, subject to customary anti-dilution adjustments, pursuant to which the company will sell warrants to the option counterparties. The warrants could have a dilutive effect on the company’s outstanding common shares and the company’s earnings per share to the extent that the price of the company’s common shares exceeds the strike price of those warrants.

The net proceeds from the offering were approximately $124,800,000, after deducting fees and estimated offering expenses payable by the company. Approximately $5,000,000 of the net proceeds from the offering was used to repurchase the company’s common shares, and $13,520,000 of the net proceeds was used to pay the net cost of the convertible note hedge and warrant transactions. The company intends to use the remaining net proceeds from the offering for working capital and general corporate purposes, which may include funding portions of the company’s ongoing turnaround and addressing potential risks and contingencies described in the “Risk Factors” contained in this Annual Report on Form 10-K. The net proceeds will allow the company to invest in new products, people, marketing initiatives and working capital to transform the business and pursue growth.

See Subsequent Events in the Notes to the Consolidated Financial Statements for more information regarding the 5.00% convertible senior notes due 2021 and the related convertible note hedge and warrant transactions.

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

While there is general concern in the company about the potential for rising interest rates, the company believes that its exposure to interest rate fluctuations is manageable as the company has the ability to utilize swaps to exchange variable rate debt for fixed rate debt, if needed, and the company expects that it will be able to absorb any modest rate increases in the months ahead without any material impact on its liquidity or capital resources. For 2015 and 2014, the weighted average interest rate on all borrowings, excluding capital leases, was 3.83% and 2.87%, respectively.

CAPITAL EXPENDITURES

There are no individually material capital expenditure commitments outstanding as of December 31, 2015. The company estimates that capital investments for 2016 will be between $18,000,000 and $25,000,000 compared to actual capital expenditures of $7,522,000 in 2015. The anticipated increase considers the company's investments to transform the company. The company believes that its balances of cash and cash equivalents and existing borrowing facilities, will be sufficient to meet its operating cash requirements and fund required capital expenditures for the foreseeable future. The Amended and Restated Credit Agreement, as amended in February 2016, limits the company's annual capital expenditures to $35,000,000.

CASH FLOWS

Cash flows used by operating activities were $5,378,000 in 2015, compared to cash flows provided by operating activities of $8,892,000 in the previous year. The 2015 operating cash flows were impacted by a decline in accrued expenses, accounts payable and other long-term obligations, which was partially offset by the positive cash flow impact of a lower net loss and a reduction in inventory and accounts receivable. The current year decline in accrued expenses was largely driven by benefit payments of $24,651,000 related to the 2014 retirements of executive officers of the company.

Cash flows provided by investing activities were $44,376,000 in 2015, compared to $33,582,000 in 2014. Cash flows provided by investing activities in 2015 included the receipt of $23,000,000 in proceeds from the company's real estate sale leaseback transaction as well as the surrender of corporate-owned life insurance of $11,902,000 to fund payments in 2015 related to the retirement of certain executive officers of the company in 2014. In addition, the company received net proceeds of $13,700,000 from the sale of its rental businesses in July 2015. By comparison, cash flows provided by investing activities in 2014 were driven by the proceeds from the sale of a business of $21,870,000 and the sale of corporate-owned life insurance assets of $21,338,000.

Cash flows used by financing activities in 2015 were $14,346,000 compared to $32,158,000 in 2014. The decrease in cash used was principally the result of lower net repayments of debt. Cash used for financing in 2015 also included payment of financing costs related to the company's refinancing of debt in 2015.

During 2015, the company generated free cash flow of $13,940,000 compared to free cash flow of $8,412,000 in 2014. The increase was most significantly affected by the positive impact of $23,000,000 in proceeds related to the company's real estate sale leaseback transaction and the negative impact of benefit payments of $24,651,000 related to the 2014 retirements of executive officers of the company. Free cash flow is a non-GAAP financial measure that is comprised of net cash provided by operating activities, excluding net cash impact related to restructuring activities, less net purchases of property and equipment, net of proceeds from sales of property and equipment. Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the company and its ability to repay debt or make future investments (including acquisitions, etc.).

The non-GAAP financial measure is reconciled to the GAAP measure as follows (in thousands):

	Twelve Months Ended December 31,
	2015	2014
Net cash provided by operating activities	$(5,378)	$8,892
Plus: Net cash impact related to restructuring activities	3,723	9,326
Sales of property and equipment	23,117	2,521
Less: Purchases of property and equipment—net	(7,522)	(12,327)
Free Cash Flow	$13,940	$8,412

BUSINESS SEGMENT NET SALES

The following tables provide net sales change for continuing operations as reported and as adjusted to exclude the impact of foreign exchange translation (constant currency net sales) as well as net sales further adjusted to exclude the impact of the sale of the rentals businesses, which were sold in July 2015 and not deemed discontinued operations for financial reporting purposes.

Twelve months ended December 31, 2015 compared to December 31, 2014:

	Reported	Foreign Currency Translation Impact	Constant Currency
North America / HME	(6.6)%	(1.0)%	(5.6)%
Institutional Products Group	(15.2)%	(0.8)%	(14.4)%
Europe	(12.1)%	(15.6)%	3.5%
Asia/Pacific	(9.0)%	(16.5)%	7.5%
Consolidated	(10.1)%	(8.7)%	(1.4)%

	Reported	Impact of Rentals Businesses	Reported excluding Rentals Businesses
Institutional Products Group	(15.2)%	(17.7)%	2.5%
Consolidated	(10.1)%	(1.2)%	(8.9)%

	Constant Currency	Impact of Rentals Businesses	Constant Currency excluding Rentals Businesses
Institutional Products Group	(14.4)%	(18.1)%	3.7%
Consolidated	(1.4)%	(1.4)%	—%

Twelve months ended December 31, 2014 compared to December 31, 2013:

	Reported	Foreign Currency Translation Impact	Constant Currency
North America / HME	(13.8)%	(0.5)%	(13.3)%
Institutional Products Group	(8.5)%	(0.3)%	(8.2)%
Europe	4.7%	1.1%	3.6%
Asia/Pacific	(1.8)%	(1.4)%	(0.4)%
Consolidated	(4.8)%	0.2%	(5.0)%

CONTRACTUAL OBLIGATIONS

The company’s contractual obligations as of December 31, 2015 are as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
4.125% Convertible Senior Subordinated Debentures due 2027	$19,476	$551	$1,101	$1,101	$16,723
Operating lease obligations	32,623	15,067	13,809	3,479	268
Capital lease obligations	47,812	3,375	6,223	5,342	32,872
Purchase obligations (primarily computer systems contracts)	20,754	8,622	11,364	768	—
Product liability	17,709	3,127	6,935	3,206	4,441
Tax liability	10,857	9,379	1,478	—	—
Supplemental Executive Retirement Plan	6,209	1,279	782	782	3,366
Other, principally deferred compensation	4,321	155	310	141	3,715
Total	$159,761	$41,555	$42,002	$14,819	$61,385

The table does not include any payments related to liabilities recorded for uncertain tax positions as the company cannot make a reasonably reliable estimate as to the timing of any other payments. See Income Taxes in the Notes to the Consolidated Financial Statements included in this report.

DIVIDEND POLICY

It is the company’s policy to pay a nominal dividend in order for its stock to be more attractive to a broader range of investors. The current annual dividend rate remains at $0.05 per Common Share and $0.045 per Class B Common Share. It is not anticipated that this will change materially as the company believes that capital should be kept available for use in growth opportunities through internal development and acquisitions. For 2015, annualized dividends of $0.05 per Common Share and $0.045 per Class B Common Share were declared and paid.

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

The company continues to closely monitor the credit-worthiness of its customers and adhere to tight credit policies. In 2013, the Centers for Medicare and Medicaid Services announced new Medicare prices which became effective in July 2013 for the second round of the NCB program, which was expanded to include 91 additional MSAs. In January 2016, CMS began expanding NCB to rural areas which would expand the program to 100% of the Medicare population. The company believes the changes could have a significant impact on the collectability of accounts receivable for those customers which are in the rural locations impacted and which have a portion of their revenues tied to Medicare reimbursement. As a result, this is an additional risk factor which the company considers when assessing the collectability of accounts receivable.

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

To review goodwill for impairment in accordance with ASC 350, the company first estimates the fair value of each reporting unit and compares the calculated fair value to the carrying value of the each reporting unit. A reporting unit is defined as an operating segment or one level below. The company has determined that its reporting units are the same as its operating segments. The company completes its annual impairment tests in the fourth quarter of each year. To estimate the fair values of the reporting units, the company utilizes a discounted cash flow (DCF) method in which the company forecasts income statement and balance sheet amounts based on assumptions regarding future sales growth, profitability, inventory turns, days' sales outstanding, etc. to forecast future cash flows. The cash flows are discounted using a weighted average cost of capital discount rate where the cost of debt is based on quoted rates for 20-year debt of companies of similar credit risk and the cost of equity is based upon the 20-year treasury rate for the risk free rate, a market risk premium, the industry average beta and a small cap stock adjustment. The discount rates used have a significant impact upon the discounted cash flow methodology utilized in the company's annual impairment testing as higher discount rates decrease the fair value estimates. The assumptions used are based on a market participant's point of view and yielded a discount rate of 9.41% in 2015 for the company's annual impairment analysis compared to 9.89% in 2014 and 10.00% in 2013.
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
In 2015, 2014 and 2013, the company performed a review for potential impairments of any other assets, including the company's Taylor Street facility which is subject to the FDA consent decree that limits the company's manufacture and distribution of custom power and manual wheelchairs, wheelchair components and wheelchair subassemblies at the Taylor Street facility. The company determined there was no impairment of the property, plant and equipment of the Taylor Street facility based on a comparison of the forecasted undiscounted cash flows to the carrying value of the net assets in accordance with ASC 360. In addition, the company determined there was no impairment of inventory associated with the facility.
While there was no indication of impairment in 2015 related to goodwill for the Europe or IPG segments, a future potential impairment is possible for any of the company's segments should actual results differ materially from forecasted results used in the valuation analysis. Furthermore, the company's annual valuation of goodwill can differ materially if the market inputs used to determine the discount rate change significantly. For instance, higher interest rates or greater stock price volatility would increase the discount rate and thus increase the chance of impairment. In consideration of this potential, the company reviewed the results if the discount rate used were 100 basis points higher for the 2015 impairment analysis and determined that there still would not be any indicator of potential impairment for the segments with goodwill which are Europe and IPG.
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

Accounting for Stock-Based Compensation

The company accounts for share based compensation under the provisions of Compensation—Stock Compensation, ASC 718. The company has not made any modifications to the terms of any previously granted options and no changes have been made regarding the valuation methodologies or assumptions used to determine the fair value of options granted and the company continues to use a Black-Scholes valuation model. As of December 31, 2015, there was $10,535,000 of total unrecognized compensation cost from stock-based compensation arrangements, which is related to non-vested options and shares, and includes $9,476,000 related to restricted stock awards and $1,059,000 related to non-qualified stock options.

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

Item 7A.    Quantitative and Qualitative Disclosure about Market Risk.

The company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The company does at times use interest swap agreements to mitigate its exposure to interest rate fluctuations. Based on December 31, 2015 debt levels, a 1% change in interest rates would have no impact annual on interest expense as the company did not have any variable rate debt outstanding. Additionally, the company operates internationally and, as a result, is exposed to foreign currency fluctuations. Specifically, the exposure results from intercompany loans, intercompany sales or payments and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized to hedge intercompany purchases and sales as well as third party purchases and sales. The company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the company’s financial condition or results of operations.
The company is party to the Amended and Restated Credit Agreement which was originally entered into on January 16, 2015 and matures in January 2018. Accordingly, while the company is exposed to increases in interest rates, its exposure to the volatility of the current market environment is limited as the company recently entered into its Amended and Restated Credit

Agreement. The Amended and Restated Credit Agreement contains customary default provisions, with certain grace periods and exceptions, which provide that events of default that include, among other things, failure to pay amounts due, breach of covenants, representations or warranties, bankruptcy, the occurrence of a material adverse effect, exclusion from any medical reimbursement program, and an interruption of any material manufacturing facilities for more than ten consecutive days. Should the company fail to comply with these requirements, the company would potentially have to attempt to obtain alternative financing and thus likely be required to pay much higher interest rates.

As of December 31, 2015, the company had no borrowings outstanding under its Amended and Restated Credit Agreement, which provides for a senior secured revolving credit facility for U.S. and Canadian borrowers of up to $100,000,000 at variable rates, subject to availability based on a borrowing base formula, and in addition provides for a revolving credit, letter of credit and swing line loan facility for European borrowers allowing borrowing up to an aggregate principal amount of $30,000,000 at variable rates, subject to availability based on a borrowing base formula. As of December 31, 2015, the company had $13,350,000 outstanding in principal on its 4.125% Convertible Senior Subordinated Debentures due in February 2027, of which $1,203,000 is included in equity.

On February 23, 2016, the company issued $130,000,000 aggregate principal amount of 5.00% convertible senior notes due 2021 in a private offering. The notes bear interest at a rate of 5.00% per year payable semi-annually and will mature in February 2021, unless repurchased or converted in accordance with their terms prior to such date. See Subsequent Events in the Notes to the Consolidated Financial Statements for more information regarding the 5.00% convertible senior notes due 2021 and the related convertible note hedge and warrant transactions.

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

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2015, an evaluation was performed, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of December 31, 2015, in ensuring that information required to be disclosed by the company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

In management’s opinion, internal control over financial reporting is effective as of December 31, 2015.

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

Item 9B.    Other Information.

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.

Information required by Item 10 as to the executive officers of the company is included in Part I of this Annual Report on Form 10-K. The other information required by Item 10 as to the directors of the company, the Audit Committee, the Audit Committee financial experts, the procedures by which security holders may recommend nominees to the Board of Directors, compliance with Section 16(a) of the Exchange Act, code of ethics and corporate governance is incorporated herein by reference to the information set forth under the captions “Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Compliance” in the company’s definitive Proxy Statement on Schedule 14A for the 2016 Annual Meeting of Shareholders.

Item 11.        Executive Compensation.

The information required by Item 11 is incorporated by reference to the information set forth under the captions “Executive Compensation” and “Corporate Governance” in the company’s definitive Proxy Statement on Schedule 14A for the 2016 Annual Meeting of Shareholders.

Item 12.        Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 12 is incorporated by reference to the information set forth under the caption “Share Ownership of Principal Holders and Management” in the company’s definitive Proxy Statement on Schedule 14A for the 2016 Annual Meeting of Shareholders.

Information regarding the securities authorized for issuance under the company’s equity compensation plans is incorporated by reference to the information set forth under the captions “Equity Compensation Plan Information” in the company’s definitive Proxy Statement on Schedule 14A for the 2016 Annual Meeting of Shareholders.

Item 13.        Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in the company’s definitive Proxy Statement on Schedule 14A for the 2016 Annual Meeting of Shareholders.

Item 14.        Principal Accountant Fees and Services.

The information required by Item 14 is incorporated by reference to the information set forth under the caption “Independent Auditors” and “Pre-Approval Policies and Procedures” in the company’s definitive Proxy Statement on Schedule 14A for the 2016 Annual Meeting of Shareholders.

PART IV

Item 15.        Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.
The following financial statements of the company are included in Part II, Item 8:
Consolidated Statement of Comprehensive Income (Loss)—years ended December 31, 2015, 2014 and 2013
Consolidated Balance Sheet—December 31, 2015 and 2014
Consolidated Statement of Cash Flows—years ended December 31, 2015, 2014 and 2013
Consolidated Statement of Shareholders’ Equity—years ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules.
The following financial statement schedule of the company is included in Part II, Item 8:
Schedule II—Valuation and Qualifying Accounts
All other schedules have been omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(a)(3) Exhibits.
See Exhibit Index at page number I-62 of this Report on Form 10-K.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 3, 2016.

INVACARE CORPORATION

By:	/s/ MATTHEW E. MONAGHAN
Matthew E. Monaghan
Chairman of the Board of Directors, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 3, 2016.

Signature	Title

/s/ MATTHEW E. MONAGHAN	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)
Matthew E. Monaghan

/s/ ROBERT K. GUDBRANSON	Senior Vice President and Chief Financial Officer (Principal Finance and Accounting Officer)
Robert K. Gudbranson

/s/ MICHAEL F. DELANEY	Director
Michael F. Delaney

/s/ MARC M. GIBELEY	Director
Marc M. Gibeley

/s/ C. MARTIN HARRIS, M.D.	Director
C. Martin Harris, M.D.

/s/ JAMES L. JONES	Director
James L. Jones

/s/ DALE C. LAPORTE	Director
Dale C. LaPorte

/s/ MICHAEL J. MERRIMAN	Director
Michael J. Merriman

/s/ CLIFFORD D. NASTAS	Director
Clifford D. Nastas

/s/ BAIJU R. SHAH	Director
Baiju R. Shah

INVACARE CORPORATION
Report on Form 10-K for the fiscal year ended December 31, 2015.
Exhibit Index

Official Exhibit No.	Description	Sequential Page No.
1.1
Purchase Agreement, dated as of February 17, 2016, by and among Invacare Corporation and the several Initial Purchasers named in Schedule 1 thereto for whom J.P. Morgan Securities LLC acted as Representative.
(A)
2.1
Share Purchase Agreement among AssuraMed, Inc., Invacare Corporation and Invacare Supply Group, Inc., dated December 21, 2012. (Pursuant to Item 601(b)(2) of Regulation S-K, the registrant hereby agrees to supplementally furnish to the Securities and Exchange Commission upon request any omitted schedule or exhibit to the agreement.)
(B)
2.2
Share Purchase Agreement among Champion Equity Holdings, LLC, Invacare Corporation and Champion Manufacturing Inc., dated August 7, 2013. (Pursuant to Item 601(b)(2) of Regulation S-K, the registrant hereby agrees to supplementally furnish to the Securities and Exchange Commission upon request any omitted schedule or exhibit to the agreement.)
(C)
2.3
Share Purchase Agreement among REP Acquisition Corporation, Invacare Corporation and Altimate Medical, Inc., dated August 29, 2014. (Pursuant to Item 601(b)(2) of Regulation S-K, the registrant hereby agrees to supplementally furnish to the Securities and Exchange Commission upon request any omitted schedule or exhibit to the agreement.)
(D)
2.4
Membership Interest Purchase Agreement among Invacare Continuing Care, Inc., Invacare Corporation and Joerns Healthcare Parent, LLC, dated July 2, 2015. (Pursuant to Item 601(b)(2) of Regulation S-K, the registrant hereby agrees to supplementally furnish to the Securities and Exchange Commission upon request any omitted schedule or exhibit to the agreement.)
(E)
3(a)	Second Amended and Restated Articles of Incorporation	(F)
3(b)	Second Amended and Restated Code of Regulations of the company, as amended on February 13, 2014	(G)
4(a)	Specimen Share Certificate for Common Shares	(H)
4(b)	Specimen Share Certificate for Class B Common Shares	(H)
4(c)
Indenture, dated as of February 12, 2007, by and among Invacare Corporation, the Guarantors named therein and Wells Fargo Bank, N.A., as trustee (including the Form of 4.125% Convertible Senior Subordinated Debenture due 2027 and related Guarantee attached as Exhibit A)
(I)
4(d)	Indenture, dated as of February 23, 2016, by and between Invacare Corporation and Wells Fargo Bank, National Association (including the form of the 5.00% Convertible Senior Notes due 2021).	(A)
10(a)	Invacare Retirement Savings Plan, effective January 1, 2001, as amended	(J)*
10(b)	Invacare Corporation 401(K) Plus Benefit Equalization Plan, effective January 1, 2003, as amended and restated	(J)*
10(c)	Invacare Corporation Amended and Restated 2003 Performance Plan	(K)*
10(d)**	Form of Change of Control Agreement entered into by and between the company and certain of its executive officers and schedule of all such agreements with certain executive officers	*
10(e)**	Form of Indemnity Agreement entered into by and between the company and its directors and certain of its executive officers and schedule of all such agreements with directors and executive officers	*
10(f)	Invacare Corporation Deferred Compensation Plus Plan, effective January 1, 2005, as amended August 19, 2009 and on November 23, 2010	(L)*
10(g)	Invacare Corporation Death Benefit Only Plan, effective January 1, 2005, as amended	(J)*
10(h)	Supplemental Executive Retirement Plan, as amended and restated effective February 1, 2000	(M)*
10(i)	Form of Director Stock Option Award under Invacare Corporation 2003 Performance Plan	(J)*
10(j)	Form of Director Deferred Option Award under Invacare Corporation 2003 Performance Plan	(L)*

Official Exhibit No.	Description	Sequential Page No.
10(k)	Form of Restricted Stock Award under Invacare Corporation 2003 Performance Plan	(N)
10(l)	Form of Stock Option Award under Invacare Corporation 2003 Performance Plan	(J)*
10(m)	Form of Executive Stock Option Award under Invacare Corporation 2003 Performance Plan	(J)*
10(n)	Form of Switzerland Stock Option Award under Invacare Corporation 2003 Performance Plan	(J)*
10(o)	Form of Switzerland Executive Stock Option Award under Invacare Corporation 2003 Performance Plan	(J)*
10(p)**	Director Compensation Schedule	*
10(q)
Form of Rule 10b5-1 Sales Plan entered into between the company and certain of its executive officers and other employees and a schedule of all such agreements with executive officers and other employees
(L)
10(r)	Retirement Agreement and Release, dated as of November 14, 2014, by and between Invacare Corporation and A. Malachi Mixon, III.	(O)*
10(s)	Cash Balance Supplemental Executive Retirement Plan, as amended and restated, effective December 31, 2008	(P)*
10(t)**
Form of Participation Agreement, for current participants in the Cash Balance Supplemental Executive Retirement Plan, as of December 31, 2008, entered into by and between the company and certain participants and a schedule of all such agreements with participants
*
10(u)	Retirement Agreement and Release, dated as of July 23, 2014, by and between Invacare Corporation and Gerald B. Blouch	(Q)*
10(v)	Amendment No. 1 to the Cash Balance Supplemental Executive Retirement Plan, effective August 19, 2009	(R)*
10(w)**	Form of Change of Control Agreement entered into by and between the company and certain of its executive officers and schedule of all such agreements with executive officers	*
10(x)	Agreement entered into between the company and its former Executive Vice President and General Manager, North America and Global Product Development	(S)*
10(y)	2012 Non-employee Directors Deferred Compensation Plan, effective January 1, 2012	(N)*
10(z)	Amendment No. 3 to Invacare Corporation Deferred Compensation Plus Plan, effective January 1, 2005	(N)*
10(aa)	Invacare Corporation 2013 Equity Compensation Plan	(T)
10(ab)	Form of Executive Stock Option Award under the Invacare Corporation 2013 Equity Compensation Plan	(U)
10(ac)	Form of Stock Option Award under the Invacare Corporation 2013 Equity Compensation Plan	(U)
10(ad)	Form of Executive Stock Option Award for Swiss Employees under the Invacare Corporation 2013 Equity Compensation Plan	(U)
10(ae)	Form of Stock Option Award for Swiss Employees under the Invacare Corporation 2013 Equity Compensation Plan	(U)
10(af)	Form of Director Restricted Stock Award under the Invacare Corporation 2013 Equity Compensation Plan	(U)
10(ag)	Form of Restricted Stock Award under the Invacare Corporation 2013 Equity Compensation Plan	(U)
10(ah)	Form of Performance Share Award Agreement under the Invacare Corporation 2013 Equity Compensation Plan	(V)
10(ai)	Form of Restricted Stock Award Agreement for Employees under the Invacare Corporation 2013 Equity Compensation Plan	(W)
10(aj)	Retirement Agreement and Release by and between Invacare Corporation and Louis F.J. Slangen executed February 26, 2014.	(X)*
10(ak)	Employment Agreement, dated as of July 23, 2014, by and between Invacare Corporation and Robert K. Gudbranson.	(Q)*

Official Exhibit No.	Description	Sequential Page No.
10(al)	Retirement Agreement and Release, dated as of November 14, 2014, by and between Invacare Corporation and Joseph B. Richey, II.	(O)*
10(am)	Employment Agreement, dated as of January 21, 2015, by and between the company and Matthew E. Monaghan.	(Y)*
10(an)	Purchase and Sale Agreement, dated as of February 24, 2015, by and between the company and Industrial Realty Group, LLC.	(Z)
10(ao)	Form of Lease Agreement by and among the company and the affiliates of Industrial Realty Group, LLC named therein.	(Z)
10(ap)	Invacare Corporation Executive Incentive Bonus Plan, as amended and restated	(AA)*
10(aq)	Amendment No. 1 to the Invacare Corporation 2013 Equity Compensation Plan	(AA)*
10(ar)
Amended and Restated Revolving Credit and Security Agreement, dated as of September 30, 2015, by and among the company, the other Borrowers party thereto, the Guarantors party thereto, the Lenders party thereto, PNC Bank, National Association, as administrative agent, JP Morgan Chase Bank, N.A. and J.P. Morgan Europe Limited, as European agent.
(AB)
10(as)**	Indemnity Agreement, dated April 1, 2015, entered into by and between the company and Matthew E. Monaghan.	*
10(at)
First Amendment to Amended and Restated Revolving Credit and Security Agreement, dated as of February 16, 2016, by and among the company, the other borrowers party thereto, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, as administrative agent, and J.P. Morgan Europe Limited, as European agent.
(AC)
10(au)**	Employment Agreement, dated as of January 4, 2012, by and between the company and Gordon Sutherland.	*
10(av)**	Technical Information & Non-Competition Agreement, dated April 6, 2008, entered into by and between the company and Robert K. Gudbranson	*
10(aw)**	Technical Information & Non-Competition Agreement, dated April 1, 2015, entered into by and between the company and Matthew E. Monaghan	*
10(ax)**	Technical Information & Non-Competition Agreement entered into by and between the company and certain of its executive officers and schedule of all such agreements with executive officers	*
10(ay)**	Letter agreement, dated as of July 31, 2008, by and between the company and Anthony C. LaPlaca.	*
10(az)**	Letter agreement, dated as of April 15, 2015, by and between the company and Dean J. Childers.	*
10(ba)	Call option Transaction Confirmation entered into between JPMorgan Chase Bank, National Association, London Branch and Invacare Corporation as of February 17, 2016	(A)
10(bb)	Call option Transaction Confirmation entered into between Wells Fargo Bank, National Association and Invacare Corporation as of February 17, 2016	(A)
10(bc)	Warrants Confirmation between Invacare Corporation to JPMorgan Chase Bank, National Association, London Branch as of February 17, 2016	(A)
10(bd)	Warrants Confirmation between Invacare Corporation to Wells Fargo Bank, National Association as of February 17, 2016	(A)
21**	Subsidiaries of the company
23**	Consent of Independent Registered Public Accounting Firm
31.1**	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Consent Decree of Permanent Injunction, as filed with the U.S. District Court for the Northern District of Ohio on December 20, 2012.	(AD)
101.INS**	XBRL instance document

Official Exhibit No.	Description	Sequential Page No.
101.SCH**	XBRL taxonomy extension schema
101.CAL**	XBRL taxonomy extension calculation linkbase
101.DEF**	XBRL taxonomy extension definition linkbase
101.LAB**	XBRL taxonomy extension label linkbase
101.PRE**	XBRL taxonomy extension presentation linkbase
________________________

*	Management contract, compensatory plan or arrangement

**	Filed herewith

(A)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated February 23, 2016, which Exhibit is incorporated herein by reference.

(B)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated December 21, 2012, which Exhibit is incorporated herein by reference.

(C)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated August 7, 2013, which Exhibit is incorporated herein by reference.

(D)	Reference is made to Exhibit 2.1 of the company report on Form 8-K, dated August 29, 2014, which Exhibit is incorporated herein by reference.

(E)	Reference is made to Exhibit 2.1 of the company report on Form 8-K, dated July 2, 2015, which Exhibit is incorporated herein by reference.

(F)	Reference is made to Exhibit 3(a) of the company report on Form 10-K for the fiscal year ended December 31, 2008, which Exhibit is incorporated herein by reference.

(G)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated February 13, 2014, which Exhibit is incorporated herein by reference.

(H)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2005, which Exhibit is incorporated herein by reference.

(I)	Reference is made to Exhibit 4.1 of the company report on Form 8-K, dated February 12, 2007, which Exhibit is incorporated herein by reference.

(J)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2007, which Exhibit is incorporated herein by reference.

(K)	Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated May 21, 2009, which Exhibit is incorporated herein by reference.

(L)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2010, which Exhibit is incorporated herein by reference.

(M)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2004, which Exhibit is incorporated herein by reference.

(N)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2011, which Exhibit is incorporated herein by reference.

(O)	Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated November 14, 2014, which Exhibit is incorporated herein by reference.

(P)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated December 31, 2008, which Exhibit is incorporated herein by reference.

(Q)	Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated July 23, 2014, which Exhibit is incorporated herein by reference.

(R)	Reference is made to the Exhibit 10.2 of the company report on Form 10-Q, dated September 30, 2009, which Exhibit is incorporated herein by reference.

(S)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2014, which Exhibit is incorporated herein by reference.

(T)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated May 16, 2013, which Exhibit is incorporated herein by reference.

(U)	Reference is made to the appropriate Exhibit of the company report on Form 10-Q, for the fiscal quarter ended September 30, 2013, which Exhibit is incorporated herein by reference.

(V)	Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated March 7, 2014, which Exhibit is incorporated herein by reference.

(W)	Reference is made to Exhibit 10.2 of the company report on Form 8-K, dated March 7, 2014, which Exhibit is incorporated herein by reference.

(X)	Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated February 26, 2014, which Exhibit is incorporated herein by reference.

(Y)	Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated January 21, 2015, which Exhibit is incorporated herein by reference.

(Z)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated April 23, 2015, which Exhibit is incorporated herein by reference.

(AA)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated May 14, 2015, which Exhibit is incorporated herein by reference.

(AB)	Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated September 30, 2015, which Exhibit is incorporated herein by reference.

(AC)	Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated February 16, 2016, which Exhibit is incorporated herein by reference.

(AD)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated December 20, 2012, which Exhibit is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Invacare Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Invacare Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income (loss), cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Invacare Corporation and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Invacare Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 3, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
March 3, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Invacare Corporation and Subsidiaries

We have audited Invacare Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Invacare Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting” which is included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Invacare Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Invacare Corporation and subsidiaries as of December 31, 2015 and 2014 and the related consolidated statements of comprehensive income (loss), cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2015 of Invacare Corporation and our report dated March 3, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
March 3, 2016

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
INVACARE CORPORATION AND SUBSIDIARIES

	Years Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Net sales	$1,142,338	$1,270,163	$1,334,505
Cost of products sold	829,514	922,775	967,079
Gross Profit	312,824	347,388	367,426
Selling, general and administrative expenses	319,847	383,913	397,332
Charges related to restructuring activities	1,971	11,112	9,336
Asset write-downs to intangible assets	—	13,041	1,523
Interest expense	2,911	3,039	3,078
Interest income	(165)	(507)	(384)
Loss from Continuing Operations Before Income Taxes	(11,740)	(63,210)	(43,459)
Income taxes	14,710	5,550	10,875
Net Loss from Continuing Operations	(26,450)	(68,760)	(54,334)
Net earnings from discontinued operations (net of tax of $0; $1,200 and $2,235)	—	1,596	6,442
Gain on sale (net of tax of $140; $5,975 and $1,220)	260	11,094	80,943
Total Net Earnings from Discontinued Operations	260	12,690	87,385
Net Earnings (loss)	$(26,190)	$(56,070)	$33,051
Net Earnings (loss) per Share—Basic:
Net loss from continuing operations	$(0.82)	$(2.15)	$(1.70)
Net earnings from discontinued operations	$0.01	$0.40	$2.74
Net Earnings (loss) per Share—Basic	$(0.81)	$(1.75)	$1.04
Weighted Average Shares Outstanding—Basic	32,171	32,009	31,915
Net Earnings (loss) per Share—Assuming Dilution:
Net loss from continuing operations	$(0.82)	$(2.15)	$(1.70)
Net earnings from discontinued operations	$0.01	$0.39	$2.73
Net Earnings (loss) per Share—Assuming Dilution	$(0.81)	$(1.75)	$1.03
Weighted Average Shares Outstanding—Assuming Dilution	32,683	32,197	32,043

Net Earnings (loss)	$(26,190)	$(56,070)	$33,051
Other comprehensive income (loss):
Foreign currency translation adjustments	(81,404)	(51,508)	10,969
Defined benefit plans:
Amortization of prior service costs and unrecognized gains (losses)	(1,375)	(2,178)	1,771
Amounts arising during the year, primarily addition of new participants	(784)	—	(320)
Deferred tax adjustment resulting from defined benefit plan activity	(44)	213	(355)
Valuation reserve (reversal) associated with defined benefit plan activity	47	(222)	275
Current period gain (loss) on cash flow hedges	2,731	244	83
Deferred tax benefit (loss) related to gain (loss) on cash flow hedges	(177)	(86)	(10)
Other Comprehensive Income (Loss)	(81,006)	(53,537)	12,413
Comprehensive Income (Loss)	$(107,196)	$(109,607)	$45,464

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
INVACARE CORPORATION AND SUBSIDIARIES

	December 31, 2015	December 31, 2014
	(In thousands)
Assets
Current Assets
Cash and cash equivalents	$60,055	$38,931
Trade receivables, net	133,655	154,207
Installment receivables, net	1,145	1,054
Inventories, net	132,807	155,561
Deferred income taxes	—	2,048
Other current assets	34,459	36,798
Assets held for sale	—	17,388
Total Current Assets	362,121	405,987
Other Assets	4,659	19,053
Intangibles	31,000	38,013
Property and Equipment, net	78,683	79,659
Goodwill	361,680	421,019
Total Assets	$838,143	$963,731
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$105,608	$119,927
Accrued expenses	122,420	155,699
Current taxes, payable and deferred	17,588	12,634
Short-term debt and current maturities of long-term obligations	2,028	959
Liabilities held for sale	—	1,013
Total Current Liabilities	247,644	290,232
Long-Term Debt	45,092	19,372
Other Long-Term Obligations	82,589	88,805
Shareholders’ Equity
Preferred Shares (Authorized 300 shares; none outstanding)	—	—
Common Shares (Authorized 100,000 shares; 35,024 and 34,219 issued in 2015 and 2014, respectively)—no par	8,815	8,591
Class B Common Shares (Authorized 12,000 shares; 734 and 1,085 issued and outstanding in 2015 and 2014)—no par	184	272
Additional paid-in-capital	247,022	240,743
Retained earnings	310,583	338,362
Accumulated other comprehensive earnings	(9,387)	71,619
Treasury shares (3,194 and 3,187 shares in 2015 and 2014, respectively)	(94,399)	(94,265)
Total Shareholders’ Equity	462,818	565,322
Total Liabilities and Shareholders’ Equity	$838,143	$963,731

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
INVACARE CORPORATION AND SUBSIDIARIES

	Years Ended December 31,
	2015	2014	2013
Operating Activities	(In thousands)
Net earnings (loss)	$(26,190)	$(56,070)	$33,051
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of business (pre-tax)	(424)	(17,069)	(82,163)
Depreciation and amortization	19,430	32,789	36,789
Provision for losses on trade and installment receivables	754	1,775	3,689
Provision (benefit) for deferred income taxes	3,588	(2,387)	2,017
Provision (benefit) for other deferred liabilities	266	1,393	(146)
Provision for stock-based compensation	4,013	5,626	5,957
Loss on disposals of property and equipment	5,135	1,074	666
Asset write-downs to intangible assets	—	13,041	1,523
Asset write-downs related to restructuring activities	—	1,163	—
Amortization of convertible debt discount	796	710	633
Changes in operating assets and liabilities:
Trade receivables	9,164	17,211	9,706
Installment sales contracts, net	283	15	(3,773)
Inventories	11,610	(9,527)	23,797
Other current assets	5,283	1,950	(2,070)
Accounts payable	(7,240)	8,329	(19,013)
Accrued expenses	(22,003)	34,113	1,396
Other long-term liabilities	(9,843)	(25,244)	(2,005)
Net Cash (Used) Provided by Operating Activities	(5,378)	8,892	10,054
Investing Activities
Purchases of property and equipment	(7,522)	(12,327)	(14,158)
Proceeds from sale of property and equipment	23,117	2,521	885
Proceeds from sale of businesses	13,700	21,870	187,552
Decrease in other long-term assets	15,003	20,949	1,001
Other	78	569	65
Net Cash Provided for Investing Activities	44,376	33,582	175,345
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	219,603	255,658	352,455
Payments on revolving lines of credit and long-term borrowings	(232,808)	(286,712)	(545,874)
Proceeds from exercise of equity awards	2,402	480	512
Payment of financing costs	(1,954)	—	—
Payment of dividends	(1,589)	(1,584)	(1,581)
Net Cash Used by Financing Activities	(14,346)	(32,158)	(194,488)
Effect of exchange rate changes on cash	(3,528)	(1,170)	83
Increase (decrease) in cash and cash equivalents	21,124	9,146	(9,006)
Cash and cash equivalents at beginning of year	38,931	29,785	38,791
Cash and cash equivalents at end of year	$60,055	$38,931	$29,785

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
INVACARE CORPORATION AND SUBSIDIARIES

	Common Stock	Class B Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Earnings	Treasury Stock	Total
	(In thousands)
January 1, 2013 Balance	$8,503	$272	$228,187	$364,546	$112,743	$(93,262)	$620,989
Exercise of stock options	7	—	505	—	—	—	512
Non-qualified stock option expense	—	—	3,925	—	—	—	3,925
Restricted stock awards	29	—	2,003	—	—	(532)	1,500
Net earnings	—	—	—	33,051	—	—	33,051
Foreign currency translation adjustments	—	—	—	—	10,969	—	10,969
Unrealized gain on cash flow hedges	—	—	—	—	73	—	73
Defined benefit plans:
Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	1,691	—	1,691
Additions - new participants	—	—	—	—	(320)	—	(320)
Total comprehensive income	—	—	—	—	—	—	45,464
Dividends	—	—	—	(1,581)	—	—	(1,581)
December 31, 2013 Balance	$8,539	$272	$234,620	$396,016	$125,156	$(93,794)	$670,809
Deferred equity compensation	—	—	69	—	—	—	69
Exercise of stock options	8	—	472	—	—	—	480
Non-qualified stock option expense	—	—	3,356	—	—	—	3,356
Restricted stock awards	44	—	2,226	—	—	(471)	1,799
Net earnings	—	—	—	(56,070)	—	—	(56,070)
Foreign currency translation adjustments	—	—	—	—	(51,508)	—	(51,508)
Unrealized gain on cash flow hedges	—	—	—	—	158	—	158
Defined benefit plans:
Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	(2,187)	—	(2,187)
Total comprehensive loss	—	—	—	—	—	—	(109,607)
Dividends	—	—	—	(1,584)	—	—	(1,584)
December 31, 2014 Balance	$8,591	$272	$240,743	$338,362	$71,619	$(94,265)	$565,322
Exercise of stock options	43	—	2,359	—	—	—	2,402
Non-qualified stock option expense	—	—	1,228	—	—	—	1,228
Restricted stock awards	93	—	2,692	—	—	(134)	2,651
Conversion from Class B Stock to Common Stock	88	(88)					—
Net loss	—	—	—	(26,190)	—	—	(26,190)
Foreign currency translation adjustments	—	—	—	—	(81,404)	—	(81,404)
Unrealized gain on cash flow hedges	—	—	—	—	2,554	—	2,554
Defined benefit plans:
Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	(1,372)	—	(1,372)
Additions - new participants	—	—	—	—	(784)	—	(784)
Total comprehensive loss	—	—	—	—	—	—	(107,196)
Dividends	—	—	—	(1,589)	—	—	(1,589)
December 31, 2015 Balance	$8,815	$184	$247,022	$310,583	$(9,387)	$(94,399)	$462,818

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

Principles of Consolidation: The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of December 31, 2015 and the results of its operations and changes in its cash flow for the years ended December 31, 2015, 2014 and 2013, respectively. Certain foreign subsidiaries, represented by the European segment, are consolidated using a November 30 fiscal year end in order to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the company’s financial statements. All significant intercompany transactions are eliminated.

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

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Research and Development: Research and development costs are expensed as incurred and included in cost of products sold. The company’s annual expenditures for product development and engineering were approximately $18,677,000, $23,149,000 and $24,075,000 for 2015, 2014 and 2013, respectively.

Advertising: Advertising costs are expensed as incurred and included in selling, general and administrative expenses. Advertising expenses amounted to $9,203,000, $13,463,000 and $15,026,000 for 2015, 2014 and 2013, respectively, the majority of which is incurred for advertising in the United States and Europe.

Income Taxes: The company uses the liability method in measuring the provision for income taxes and recognizing deferred tax assets and liabilities on the balance sheet. The liability method requires that deferred income taxes reflect the tax consequences of currently enacted rates for differences between the tax and financial reporting bases of assets and liabilities. With the exception of two subsidiaries, foreign subsidiaries with undistributed earnings are considered to have such earnings indefinitely reinvested and, accordingly with the exception of the two subsidiaries, no deferred tax liability has been provided for future repatriation of $24,100,000 of unremitted earnings of these foreign subsidiaries. The amount of the unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries that are permanently reinvested is not practically determinable. The company has recorded the deferred tax impact of the unremitted earnings of the two subsidiaries for which the earnings are not permanently reinvested.

Value Added Taxes: The company operates internationally and is required to comply with value added tax (VAT) or goods and service tax (GST) regulations, particularly in Europe and Asia/Pacific. VAT and GST are taxes on consumption in which the company pays tax on its purchases of goods and services and charges customers on the sale of product. The difference between billings to customers and payments on purchases is then remitted or received from the government as filings are due. The company records tax assets and liabilities related to these taxes and the balances in these accounts can vary significantly from period to period based on the timing of the underlying transactions.

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

Net Earnings Per Share: Basic earnings per share are computed based on the weighted-average number of Common Shares and Class B Common Shares outstanding during the year. Diluted earnings per share are computed based on the weighted-average number of Common Shares and Class B Common Shares outstanding plus the effects of dilutive stock options and awards outstanding during the year. Diluted earnings per share can potentially be impacted by the convertible notes issued in 2007 should the conditions be met to make the notes convertible or if average market price of company stock for the period exceeds the conversion price of $24.79. For periods in which there was a net loss, loss per share assuming dilution utilized weighted average shares-basic.

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

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Reclassifications: In May 2015, the company's board of directors authorized the sale of the company's former rentals businesses. Accordingly, the rentals businesses were treated as held for sale. The company's December 31, 2014 Balance Sheet was restated to reflect this treatment. See Operations Held for Sale in the Notes to the Consolidated Financial Statements for a description of the impact on the consolidated balance sheet.

Recent Accounting Pronouncements: In April 2014, the FASB issued ASU 2014-08 changing the presentation of discontinued operations on the statements of income and other requirements for reporting discontinued operations. Under the new standard, a disposal of a component or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component meets the criteria to be classified as held for sale or is disposed. The amendments in this update also require additional disclosures about discontinued operations and disposal of an individually significant component of an entity that does not qualify for discontinued operations. This standard must be prospectively applied to all reporting periods presented in financial reports issued after the effective date. Early adoption was permitted for disposals that were not reported in financial statements previously issued or available for issuance. The new accounting guidance was effective for interim and annual periods beginning after December 15, 2014. This standard can impact the presentation of the company's financial statements but does not affect the calculation of net income, comprehensive income or earnings per share. The company adopted ASU 2014-08 effective January 1, 2015 which impacted the company’s Condensed Consolidated Statement of Comprehensive Income (Loss), Balance Sheets and Statement of Cash Flows. Specifically, the disposal of the United States Rentals businesses, in the third quarter of 2015, was not deemed to be a discontinued operation.

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

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires debt issuance costs to be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, which is similar presentation of debt discounts or premiums. Debt issuance costs are currently reported on the balance sheet as assets and amortized as interest expense. ASU 2015-03 does not change the recognition and measurement guidance for debt issuance costs and requires retrospective application to all periods presented upon adoption. The new accounting guidance is effective for fiscal periods beginning after December 15, 2015 and early adoption is permitted. The company has determined the adoption of ASU 2015-03 will not have a material impact on the company's financial statements.
In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” to simplify the subsequent measurement of inventory. Entities are now required to subsequently measure inventory at the lower of cost or net realizable value rather than at the lower of cost or market. This update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods, and early adoption is permitted. The company is currently reviewing the impact of the adoption of ASU 2015-11 on the company's financial statements.

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes." ASU 2015-17 requires deferred tax assets and liabilities to be classified as noncurrent amounts on the balance sheet. The new accounting guidance is effective for fiscal periods beginning after December 15, 2016 and early adoption is permitted. The company adopted ASU 2015-17, on a prospective basis, effective October 1, 2015 and thus the company's deferred tax assets and liabilities have been classified as long-term in its Balance Sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

In February 2016, the FASB issued ASU 2016-02, "Leases." ASU 2016-02 requires lessees to put most leases on their balance sheet while recognizing expense in a manner similar to existing accounting. The new accounting guidance is effective for fiscal periods beginning after December 15, 2018 and early adoption is permitted. The company is currently reviewing the impact of the adoption of ASU 2016-02 on the company's financial statements.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Operations Held for Sale

On May 14, 2015, the company's board of directors authorized the company and Invacare Continuing Care, Inc., a Missouri Corporation and wholly-owned subsidiary of the company ("ICC") to enter into an agreement to sell all the issued and outstanding membership interests of Dynamic Medical Systems, LLC, a Nevada limited liability company, and Invacare Outcomes Management, LLC, a Delaware limited liability company, each a wholly-owned subsidiary of ICC (“collectively the rentals businesses”). The company determined on that date that the "held for sale" criteria of ASC 360-10-45-9 were met, and accordingly, the assets and liabilities of the rentals businesses (long-lived asset disposal group) were shown at their carrying amounts, which approximate their fair values. The rentals businesses had been operated on a stand-alone basis and reported as part of the Institutional Products Group (IPG) segment of the company.

On July 2, 2015, ICC completed the sale (the "Transaction") of all the issued and outstanding membership interests in the rentals businesses, pursuant to a Membership Interest Purchase Agreement (the “Purchase Agreement”) among the company, ICC and Joerns Healthcare Parent, LLC, a Delaware limited liability company. The price paid to ICC for the rentals businesses was approximately $15,500,000 in cash, which was subject to certain post-closing adjustments required by the Purchase Agreement. Net proceeds from the Transaction were approximately $13,700,000, net of taxes and expenses. The company recorded a pre-tax gain of approximately $24,000 in the third quarter of 2015, which represents the excess of the net sales price over the book value of the assets and liabilities of the rentals businesses, as of the date of completion of the disposition. The company recorded expenses related to the sale of the rentals businesses totaling $1,792,000, of which $1,244,000 have been paid as of December 31, 2015. The sale of the rentals businesses was not dilutive to the company's results. The company utilized the net proceeds from the sale to reduce debt outstanding under its credit agreement. The company determined that the sale of the rentals businesses did not meet the criteria for classification as a discontinued operation in accordance with ASU 2014-08. The rentals businesses were treated as held for sale as of June 30, 2015 until sold on July 2, 2015. As a result, the December 31, 2014 Balance Sheet was restated to reflect this treatment.

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

Discontinued Operations

On December 21, 2012, in order to focus on its core equipment product lines, the company entered into an agreement to sell ISG and determined on that date that the "held for sale" criteria of ASC 360-10-45-9 were met. On January 18, 2013, the company completed the sale of the ISG medical supplies business to AssuraMed, Inc. for a purchase price of $150,800,000 in cash. ISG had been operated on a stand-alone basis and reported as a reportable segment of the company. The company recorded a gain of $59,402,000 pre-tax in 2013 which represented the excess of the net sales price over the book value of the assets and liabilities of ISG, excluding cash. The sale of this business is dilutive to the company's results. The company utilized the proceeds from the sale to reduce debt outstanding under its revolving credit facility in the first quarter of 2013. In 2013, the net sales of the discontinued operation of ISG were $18,498,000 and earnings before income taxes were $402,000,

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

On August 6, 2013, the company sold Champion, its domestic medical recliner business for dialysis clinics, to Champion Equity Holdings, LLC for $45,000,000 in cash, which was subject to final post-closing adjustments. Champion had been operated on a stand-alone basis and reported as part of the IPG segment of the company. The company recorded a gain of $22,761,000 pre-tax in the third quarter of 2013, which represented the excess of the net sales price over the book value of the assets and liabilities of Champion. The sale of this business was dilutive to the company's results. The company utilized the proceeds from the sale to reduce debt outstanding under its revolving credit facility in the third quarter of 2013. The gain recorded by the company reflects the company's estimated final purchase adjustments.

In 2013, the net sales of the discontinued operation of Champion were $15,857,000 and earnings before income taxes were $3,156,000. Results for Champion include an interest expense allocation from continuing operations to discontinued operations of $449,000 in 2013, as proceeds from the sale were required to be utilized to pay down debt. The interest allocation was based on the net proceeds assumed to pay down debt applying the company's average interest rates for the periods presented.

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

The net sales of the Altimate discontinued operations were $11,778,000 and $17,854,000 for 2014 and 2013, respectively, and earnings before income taxes were $2,796,000 and $5,118,000, respectively for the same periods. Results for Altimate include an interest expense allocation from continuing operations to discontinued operations of $202,000 and $323,000 for 2014 and 2013, respectively, as proceeds from the sale were required to be utilized to pay down debt. The interest allocation was based on the net proceeds assumed to pay down debt applying the company's average interest rates for the periods presented.

The company recorded total expenses related to the discontinued operations noted above of $8,801,000, of which $8,405,000 were paid as of December 31, 2015.

The company recorded an incremental intra-period tax allocation expense to discontinued operations for 2015, 2014 and 2013 representing the cumulative intra-period allocation expense to discontinued operations based on the company's domestic taxable loss related to continuing operations for 2015, 2014 and 2013.

The company has classified ISG, Champion and Altimate as a discontinued operations for all periods presented.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

The estimated allowance for uncollectible amounts ($10,487,000 in 2015 and $11,970,000 in 2014) is based primarily on management’s evaluation of the financial condition of specific customers. In addition, as a result of the company's financing arrangement with DLL, a third party financing company which the company has worked with since 2000, management monitors the collection status of these contracts in accordance with the company’s limited recourse obligations and provides amounts necessary for estimated losses in the allowance for doubtful accounts and establishing reserves for specific customers as needed. The company charges off uncollectible trade accounts receivable after such receivables are moved to collection status and legal remedies are exhausted. See Concentration of Credit Risk in the Notes to the Consolidated Financial Statements for a description of the financing arrangement. Long-term installment receivables are included in “Other Assets” on the consolidated balance sheet.

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

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Installment receivables as of December 31, 2015 and 2014 consist of the following (in thousands):

	2015			2014
	Current	Long- Term	Total	Current	Long- Term	Total
Installment receivables	$2,309	$2,318	$4,627	$2,692	$5,117	$7,809
Less:
Unearned interest	(42)	—	(42)	(46)	—	(46)
	2,267	2,318	4,585	2,646	5,117	7,763
Allowance for doubtful accounts	(1,122)	(1,670)	(2,792)	(1,592)	(4,260)	(5,852)
	$1,145	$648	$1,793	$1,054	$857	$1,911

Installment receivables purchased from DLL during the twelve months ended December 31, 2015 increased the gross installment receivables balance by $936,000 during the year compared to $2,123,000 in 2014. No sales of installment receivables were made by the company during the year.

The movement in the installment receivables allowance for doubtful accounts was as follows (in thousands):

	2015	2014
Balance as of January 1	$5,852	$6,039
Current period (benefit) provision	(332)	796
Direct write-offs charged against the allowance	(2,728)	(983)
Balance as of December 31	$2,792	$5,852

Installment receivables by class as of December 31, 2015 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired installment receivables with a related allowance recorded	$3,618	$3,618	$2,729	$—
Canada
Non-Impaired installment receivables with no related allowance recorded	946	904	—	52
Impaired installment receivables with a related allowance recorded	63	63	63	—
Total Canadian installment receivables	$1,009	$967	$63	$52
Total
Non-Impaired installment receivables with no related allowance recorded	946	904	—	52
Impaired installment receivables with a related allowance recorded	3,681	3,681	2,792	—
Total installment receivables	$4,627	$4,585	$2,792	$52

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Installment receivables by class as of December 31, 2014 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired installment receivables with a related allowance recorded	$6,735	$6,735	$5,786	$—
Canada
Non-Impaired installment receivables with no related allowance recorded	1,008	962	—	82
Impaired installment receivables with a related allowance recorded	66	66	66	—
Total Canadian installment receivables	$1,074	$1,028	$66	$82
Total
Non-Impaired installment receivables with no related allowance recorded	1,008	962	—	82
Impaired installment receivables with a related allowance recorded	6,801	6,801	5,852	—
Total installment receivables	$7,809	$7,763	$5,852	$82

Installment receivables with a related allowance recorded as noted in the table above represent those installment receivables on a non-accrual basis in accordance with ASU 2010-20. As of December 31, 2015, the company had no U.S. installment receivables past due of 90 days or more for which the company is still accruing interest. Individually, all U.S. installment receivables are assigned a specific allowance for doubtful accounts based on management’s review when the company does not expect to receive both the contractual principal and interest payments as specified in the loan agreement. In Canada, the company had an immaterial amount of installment receivables which were past due of 90 days or more as of December 31, 2015 and December 31, 2014 for which the company is still accruing interest.

The aging of the company’s installment receivables was as follows as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015			December 31, 2014
	Total	U.S.	Canada	Total	U.S.	Canada
Current	$908	$—	$908	$976	$—	$976
0-30 days past due	16	—	16	15	—	15
31-60 days past due	12	—	12	2	—	2
61-90 days past due	1	—	1	—	—	—
90+ days past due	3,690	3,618	72	6,816	6,735	81
	$4,627	$3,618	$1,009	$7,809	$6,735	$1,074

Inventories

Inventories, net of reserves, as of December 31, 2015 and 2014 consist of the following (in thousands):

	2015	2014
Finished goods	$67,207	$85,828
Raw materials	54,005	57,509
Work in process	11,595	12,224
	$132,807	$155,561

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Other Current Assets

Other current assets as of December 31, 2015 and 2014 consist of the following (in thousands):

	2015	2014
Value added tax receivables	$18,031	$21,273
Recoverable income taxes	367	261
Derivatives (foreign currency forward contracts)	4,143	520
Prepaid insurance	2,538	2,713
Prepaid and other current assets	9,380	12,031
	$34,459	$36,798

Other Long-Term Assets

Other long-term assets as of December 31, 2015 and 2014 consist of the following (in thousands):

	2015	2014
Cash surrender value of life insurance policies	$1,674	$15,765
Deferred financing fees	1,088	408
Investments	160	249
Long-term installment receivables	648	857
Long-term deferred taxes	908	613
Other	181	1,161
	$4,659	$19,053

The company sold life insurance policies of $11,902,000 and $21,338,000 in 2015 and 2014, respectively, to fund payments as the result of the retirement of certain executive officers of the company.

Property and Equipment

Property and equipment as of December 31, 2015 and 2014 consist of the following (in thousands):

	2015	2014
Machinery and equipment	$299,721	$318,286
Land, buildings and improvements	73,830	81,219
Furniture and fixtures	10,031	11,738
Leasehold improvements	11,966	14,517
	395,548	425,760
Less allowance for depreciation	(316,865)	(346,101)
	$78,683	$79,659

In the fourth quarter of 2015, the company wrote off $4,031,000 of costs previously capitalized associated with a canceled legacy software program based on a change in the North America/HME IT strategy.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Goodwill

The carrying amount of goodwill by operating segment is as follows (in thousands):

	Institutional Products Group	Europe	Consolidated
Balance at January 1, 2014	$31,615	$425,919	$457,534
Foreign currency translation adjustments	(1,696)	(34,819)	(36,515)
Balance at December 31, 2014	29,919	391,100	421,019
Foreign currency translation adjustments	(2,763)	(56,576)	(59,339)
Balance at December 31, 2015	$27,156	$334,524	$361,680

In accordance with Intangibles—Goodwill and Other, ASC 350, goodwill is reviewed annually for impairment. The company first estimates the fair value of each reporting unit and compares the calculated fair value to the carrying value of each reporting unit. A reporting unit is defined as an operating segment or one level below. The company has determined that its reporting units are the same as its operating segments. The company completes its annual impairment tests in the fourth quarter of each year or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To estimate the fair values of the reporting units, the company utilizes a discounted cash flow method model in which the company forecasts income statement and balance sheet amounts based on assumptions regarding future sales growth, profitability, inventory turns, days' sales outstanding, etc. to forecast future cash flows. The cash flows are discounted using a weighted average cost of capital discount rate where the cost of debt is based on quoted rates for 20-year debt of companies of similar credit risk and the cost of equity is based upon the 20-year treasury rate for the risk free rate, a market risk premium, the industry average beta and a small cap stock adjustment. The discount rates used have a significant impact upon the discounted cash flow methodology utilized in the company's annual impairment testing as higher discount rates decrease the fair value estimates. The assumptions used are based on a market participant's point of view and yielded a discount rate of 9.41% in 2015 for the company's initial impairment analysis compared to 9.89% in 2014 and 10.00% in 2013.
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
While there was no indication of impairment in 2015 related to goodwill for the Europe or IPG segments, a future potential impairment is possible for these segments should actual results differ materially from forecasted results used in the valuation analysis. Furthermore, the company's annual valuation of goodwill can differ materially if the market inputs used to determine the discount rate change significantly. For instance, higher interest rates or greater stock price volatility would increase the discount rate and thus increase the chance of impairment. In consideration of this potential, the company reviewed the results if the discount rate used were 100 basis points higher for the 2015 impairment analysis and determined that there still would not be an indicator of potential impairment for the Europe or IPG segments.
As part of the company's review of goodwill for impairment, the company also considers the potential for impairment of any other assets. In 2015, 2014 and 2013, the company performed a review for potential impairments of any other assets, including the company's Taylor Street facility which is subject to the FDA consent decree that limits the company's manufacture and distribution of custom power and manual wheelchairs, wheelchair components and wheelchair subassemblies at the Taylor Street facility. The company determined there was no impairment of the property, plant and equipment of the Taylor Street facility based on a comparison of the forecasted undiscounted cash flows to the carrying value of the net assets in accordance with ASC 360. In addition, the company determined there was no impairment of net inventory associated with the facility.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Intangibles

All of the company’s other intangible assets have been assigned definite lives and continue to be amortized over their useful lives, except for $24,524,000 related to trademarks, which have indefinite lives. The changes in intangible balances reflected on the balance sheet from December 31, 2014 to December 31, 2015 were the result of foreign currency translation and amortization.

The company’s intangibles consist of the following (in thousands):

	December 31, 2015		December 31, 2014
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer lists	$49,858	$45,019	$78,693	$71,343
Trademarks	24,524	—	28,314	—
License agreements	1,098	1,098	1,290	1,290
Developed technology	7,405	5,921	8,297	6,340
Patents	5,959	5,843	6,102	5,804
Other	1,161	1,124	2,548	2,454
	$90,005	$59,005	$125,244	$87,231

Amortization expense related to other intangibles was $1,907,000, $20,358,000 and $10,567,000 for 2015, 2014 and 2013, respectively. Estimated amortization expense for each of the next five years is expected to be $1,626,000 for 2016, $1,549,000 in 2017, $1,530,000 in 2018, $992,000 in 2019 and $184,000 in 2020. Amortized intangibles are being amortized on a straight-line basis over remaining lives from 1 to 10 years with the majority of the intangibles being amortized over an average remaining life of approximately 5 years.

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
During 2013, the company recognized intangible write-down charges of $1,523,000 comprised of: trademarks with indefinite lives impairment of $568,000, a trademark with a definite life impairment of $123,000, customer list impairment of $442,000 and developed technology impairment of $223,000 all recorded in the IPG segment and a customer list impairment of $167,000 recorded in the North America/HME segment. The after-tax and pre-tax impairment amounts were the same for each of the above impairments except for the indefinite-lived trademark impairment in the IPG segment, which was $496,000 after-tax.
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

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Accrued Expenses

Accrued expenses as of December 31, 2015 and 2014 consisted of accruals for the following (in thousands):

	2015	2014
Salaries and wages	$41,305	$40,850
Taxes other than income taxes, primarily Value Added Taxes	21,424	24,743
Warranty cost	22,820	30,738
Supplemental Executive Retirement Plan (SERP)	1,279	21,517
Freight	6,153	6,202
Professional	5,774	6,613
Product liability, current portion	3,127	4,334
Rebates	1,791	1,722
Insurance	695	1,266
Interest	872	1,068
Derivatives (foreign currency forward exchange contracts)	2,014	2,526
Severance	2,477	4,209
Other items, principally trade accruals	12,689	9,911
	$122,420	$155,699

As a result of the retirement of certain executives of the company during 2015, Supplemental Executive Retirement Program (SERP) and deferred compensation payments of $21,126,000 and $3,525,000, respectively, were made in 2015.

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

Changes in accrued warranty costs were as follows (in thousands):

	2015	2014
Balance as of January 1	$30,738	$27,393
Warranties provided during the period	11,561	21,472
Settlements made during the period	(17,817)	(22,752)
Changes in liability for pre-existing warranties during the period, including expirations	(1,662)	4,625
Balance as of December 31	$22,820	$30,738

The company's warranty expense for 2015 includes reversals of $2,325,000 principally driven by a $2,000,000 reversal as a result of changes in the company's estimate of costs related to a recall for a component in a stationary oxygen concentrator that was manufactured in the company’s facility in Suzhou, China, and sold globally, which is no longer used in production.

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

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Long-Term Debt

Debt as of December 31, 2015 and 2014 consisted of the following (in thousands):

	2015	2014
Senior secured revolving credit facility, due in October 2015	$—	$4,000
Convertible senior subordinated debentures at 4.125%, due in February 2027	12,147	11,351
Other notes and lease obligations	34,973	4,980
	47,120	20,331
Less current maturities of long-term debt	(2,028)	(959)
	$45,092	$19,372

The company had outstanding letters of credit of $3,230,000 and $7,063,000 as of December 31, 2015 and 2014, respectively.

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

The Amended and Restated Credit Agreement contains customary representations, warranties and covenants. Exceptions to the operating covenants in the Amended and Restated Credit Agreement provide the company with flexibility to, among other things, enter into or undertake certain sale and leaseback transactions, dispositions of assets, additional credit facilities, sales of receivables, additional indebtedness and intercompany indebtedness, all subject to limitations set forth in the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement also contains a covenant requiring the company to maintain minimum availability under the U.S. and Canadian Credit Facility of not less than the greater of (i) 11.25% of the maximum amount that may be drawn under the U.S. and Canadian Credit Facility for five (5) consecutive business days, or (ii) $10,000,000 on any business day (which amount was reduced to $5,000,000 pursuant to an amendment in February 2016 -- see “Subsequent Events”). The company also is subject to dominion triggers under the U.S. and Canadian Credit Facility (as defined below) requiring the company to maintain borrowing capacity of not less than $11,250,000 on any business day or $12,500,000 for five consecutive days in order to avoid triggering full control by an agent for the lenders of the company's cash receipts for application to the company’s obligations under the agreement.

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

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Prior Credit Agreement to permit the company (i) to make a single acquisition of assets of a third-party for cash consideration not to exceed $500,000 on or before September 30, 2015 and (ii) to accept surrenders of company shares by employees to facilitate the payment of tax withholding obligations in connection with employee equity compensation.

In connection with entering into the Prior Credit Agreement and subsequent Amended and Restated Credit Agreement, the company incurred $1,954,000 in fees which were capitalized and are being amortized through January 2018. In addition, as a result of terminating the previous credit agreement, which was scheduled to mature in October 2015, the company wrote-off $668,000 in previously capitalized fees in the first quarter of 2015, which is reflected in the expense of the North America / HME segment. In comparison, the company wrote-off $1,070,000 in fees previously capitalized in the first quarter of 2014 as a result of a reduction in the borrowing capacity under the company's previous credit agreement, which was scheduled to mature in October 2015.

U.S. and Canadian Borrowers Credit Facility

For the company's U.S. and Canadian Borrowers, the Amended and Restated Credit Agreement provides for an asset-based-lending senior secured revolving credit facility which is secured by substantially all of the company’s U.S. and Canadian assets, other than real estate. The Amended and Restated Credit Agreement provides the company and the other Borrowers with a credit facility in an aggregate principal amount of $100,000,000, subject to availability based on a borrowing base formula, under a senior secured revolving credit, letter of credit and swing line loan facility (the “U.S. and Canadian Credit Facility”). Up to $25,000,000 of the U.S. and Canadian Credit Facility will be available for issuance of letters of credit. The aggregate principal amount of the U.S. and Canadian Credit Facility may be increased by up to $25,000,000 to the extent requested by the company and agreed to by any Lender or new financial institution approved by the Administrative Agent. The aggregate borrowing availability under the U.S. and Canadian Credit Facility is determined based on a borrowing base formula set forth in the Amended and Restated Credit Agreement and summarized below.

Under the Amended and Restated Credit Agreement, the aggregate usage under the U.S. and Canadian Credit Facility may not exceed an amount equal to the sum of (a) 85% of eligible U.S. accounts receivable plus (b) the lesser of (i) 70% of eligible U.S. inventory and eligible foreign in-transit inventory and (ii) 85% of the net orderly liquidation value of eligible U.S. inventory and eligible foreign in-transit inventory (not to exceed $4,000,000), plus (c) the lesser of (i) 85% of the net orderly liquidation value of U.S. eligible machinery and equipment and (ii) $2,485,000 (subject to reduction as provided in the Amended and Restated Credit Agreement), plus (d) 85% of eligible Canadian accounts receivable, plus (e) the lesser of (i) 70% of eligible Canadian inventory and (ii) 85% of the net orderly liquidation value of eligible Canadian inventory, less (f) swing loans outstanding under the U.S. and Canadian Credit Facility, less (g) letters of credit issued and undrawn under the U.S. and Canadian Credit Facility, less (h) a $10,000,000 minimum availability reserve, less (i) other reserves required by the Administrative Agent, and in each case subject to the definitions and limitations in the Amended and Restated Credit Agreement. As of December 31, 2015, the company was in compliance with all covenant requirements and had borrowing capacity on the U.S. and Canadian Credit Facility under the Amended and Restated Credit Agreement of $38,230,000, taking into account the $10,000,000 minimum availability reserve (which amount was reduced to $5,000,000 pursuant to an amendment in February 2016 - see "Subsequent Events"), then-outstanding letters of credit, other reserves and the $11,250,000 dominion trigger amount noted above.

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

European Credit Facility

The Amended and Restated Credit Agreement retains the existing asset-based lending senior secured revolving credit facility provided for the company and the U.S. and Canadian Borrowers under the Prior Credit Agreement (the “Existing Credit Facility”) and provides for a new revolving credit, letter of credit and swing line loan facility which gives the European Borrowers the ability to borrow up to an aggregate principal amount of $30,000,000, with a $5,000,000 sublimit for letters of credit and a $2,000,000 sublimit for swing line loans (the “European Credit Facility”). Up to $15,000,000 of the European Credit Facility will be available to each of Invacare Limited (the “UK Borrower”) and Invacare Poirier SAS (the “French Borrower” and, together with the UK Borrower, the “European Borrowers”). The European Credit Facility matures in January 2018, together with the Existing Credit Facility. The aggregate borrowing availability for each European Borrower under the European Credit Facility is determined based on a borrowing base formula set forth in the Amended and Restated Credit Agreement and summarized below. Under the Amended and Restated Credit Agreement, the aggregate borrowings of each of the European Borrowers under the European Credit Facility

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

may not exceed an amount equal to (a) 85% of the European Borrower’s eligible accounts receivable, less (b) the European Borrower’s borrowings and swing line loans outstanding under the European Credit Facility, less (c) the European Borrower’s letters of credit issued and undrawn under the European Credit Facility, less (d) a $3,000,000 minimum availability reserve, less (e) other reserves required by the European Agent, and in each case subject to the definitions and limitations in the Amended and Restated Credit Agreement. As of December 31, 2015, as determined pursuant to the borrowing base formula, the aggregate borrowing base available to the European Borrowers under the European Credit Facility was approximately $21,528,000, with aggregate borrowing availability of approximately $15,153,000, taking into account the $3,000,000 minimum availability reserve and a $3,375,000 dominion trigger amount described below.

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

Interest will accrue on outstanding indebtedness under the European Credit Facility at an adjusted LIBOR rate, plus a margin ranging from 2.50% to 3.00%, or for swing line loans, at the overnight LIBOR rate, plus a margin ranging from 2.50% to 3.00%. The margin will be adjusted quarterly based on utilization. Borrowings under the European Credit Facility are subject to commitment fees of between 0.25% and 0.375% per year, depending on utilization.

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

Convertible senior subordinated debentures

In 2007, the company issued $135,000,000 principal amount of Convertible Senior Subordinated Debentures due 2027. The debentures are unsecured senior subordinated obligations of the company guaranteed by substantially all of the company’s domestic subsidiaries (which guarantees were released effective February 16, 2016, see "Subsequent Events"), pay interest at 4.125% per annum on each February 1 and August 1, and are convertible upon satisfaction of certain conditions into cash, common shares of the company, or a combination of cash and common shares of the company, subject to certain conditions. The debentures allow the company to satisfy the conversion using any combination of cash or stock, and at the company’s discretion. In the event of such a conversion, the company intends to satisfy the accreted value of the debentures using cash. Assuming adequate cash on hand at the time of conversion, the company also intends to satisfy the conversion spread using cash, as opposed to stock. As of

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2015, the principal amount of the company’s Convertible Notes exceeded the if-converted value of those notes by $3,379,000.

The company includes the dilutive effect of shares necessary to settle the conversion spread in the Net Earnings per Share- Assuming Dilution calculation unless such amounts are anti-dilutive as was the case in 2015, 2014 and 2013. The initial conversion rate is 40.3323 shares per $1,000 principal amount of debentures, which represents an initial conversion price of approximately $24.79 per share. Holders of the debentures can convert the debt to common stock if the company’s common stock price is at a level in excess of $32.23, a 30% premium to the initial conversion price for at least 20 trading days during a period of thirty consecutive trading days preceding the date on which the notice of conversion is given. At a conversion price of $32.23 (30% premium over $24.79), the full conversion of the convertible debt equates to 539,000 shares. The debentures are redeemable at the company’s option, subject to specified conditions, on or after February 6, 2012 through and including February 1, 2017. The company may redeem some or all of the debentures for cash on or after February 1, 2017. Holders have the right to require the company to repurchase all or some of their debentures upon the occurrence of certain circumstances on February 1, 2017 and 2022. The company evaluated the terms of the call, redemption and conversion features under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the features did not require separate accounting as derivatives. The notes, debentures and common shares issuable upon conversion of the debentures have been registered under the Securities Act.

The components of the company’s convertible debt as of December 31, 2015 and 2014 consist of the following (in thousands):

	2015	2014
Carrying amount of equity component	$25,381	$25,381

Principal amount of liability component	$13,350	$13,350
Unamortized discount	(1,203)	(1,999)
Net carrying amount of liability component	$12,147	$11,351

The unamortized discount of $1,203,000 is to be amortized through February 2017. The effective interest rate on the liability component was 11.5% for 2007 through 2014. Non-cash interest expense of $796,000, $710,000 and $633,000 was recognized in 2015, 2014 and 2013, respectively, in comparison to actual interest expense paid of $551,000, $551,000 and $551,000 based on the stated coupon rate of 4.125%, for each of the same periods. The convertible debt was not convertible as of December 31, 2015 nor was the convertible debt conversion price threshold of $32.23 met during 2015.

There were no borrowings denominated in foreign currencies as of December 31, 2015 or December 31, 2014. For 2015 and 2014, the weighted average interest rate on all borrowings, excluding capital leases, was 3.83% and 2.87%, respectively.

The aggregate minimum maturities of long-term debt for each of the next five years are as follows: $2,028,000 in 2016, $2,169,000 in 2017, $1,784,000 in 2018, $1,632,000 in 2019, and $1,703,000 in 2020. Interest paid on all borrowings was $2,753,000, $3,302,000 and $4,046,000 in 2015, 2014 and 2013, respectively.

Other Long-Term Obligations

Other long-term obligations as of December 31, 2015 and 2014 consist of the following (in thousands):

	2015	2014
Supplemental Executive Retirement Plan liability	$4,930	$6,067
Product liability	14,582	18,860
Deferred income taxes	32,115	30,423
Deferred gain on sale leaseback	6,978	—
Deferred compensation	4,167	5,667
Uncertain tax obligation including interest	4,467	15,160
Other	15,350	12,628
Total long-term obligations	$82,589	$88,805

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

On April 23, 2015, the company entered into a real estate sales leaseback transaction which resulted in the recording of an initial deferred gain of $7,414,000, the majority of which is included in Other Long-Term Obligations and will be recognized over the 20-year life of the leases. The gain realized in 2015 was $171,000. The decrease in the uncertain tax obligation was driven primarily by a reclassification from long term obligations to current taxes payable based on the amount expected be paid in the next twelve months.

Leases and Commitments

The company leases a portion of its facilities, transportation equipment, data processing equipment and certain other equipment. These leases have terms from 1 to 20 years and provide for renewal options. Generally, the company is required to pay taxes and normal expenses of operating the facilities and equipment. As of December 31, 2015, the company is committed under non-cancelable operating leases, which have initial or remaining terms in excess of one year and expire on various dates through 2024. Lease expenses were approximately $20,360,000 in 2015, $23,568,000 in 2014 and $24,726,000 in 2013.
On April 23, 2015, the company sold and leased back, under four separate lease agreements, four properties located in Ohio and one property in Florida for net proceeds of $23,000,000, which were used to reduce debt under the U.S. and Canadian Credit Facility. The total annual rent for the properties will be $2,275,000 for the first year, which can increase annually over the 20 year term of the leases based on the applicable geographical consumer price index (CPI). Each of the four lease agreements contains three 10-year renewals with the rent for each option term based on the greater of the then-current fair market rent for each property or the then- current rate and increasing annually by the applicable CPI. Under the terms of the lease agreements, the company is responsible for all taxes, insurance and utilities. The company is permitted to sublet the properties; however, the properties are currently being utilized exclusively by the company and there is no current subletting. The company is required to adequately maintain each of the properties and any leasehold improvements will be amortized over the lesser of the lives of the improvements or the remaining lease lives.
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

The amount of buildings and equipment capitalized in connection with capital leases was $42,640,000 and $12,123,000 at December 31, 2015 and 2014, respectively. At December 31, 2015 and 2014, accumulated amortization was $7,667,000 and $7,143,000, respectively, which is included in depreciation expense.

Future minimum operating and capital lease commitments, as of December 31, 2015, are as follows (in thousands):

	Capital Leases	Operating Leases
2016	$3,375	$15,067
2017	3,375	8,804
2018	2,848	5,005
2019	2,671	2,378
2020	2,671	1,101
Thereafter	32,872	268
Total future minimum lease payments	47,812	$32,623
Amounts representing interest	(12,839)
Present value of minimum lease payments	$34,973

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Retirement and Benefit Plans

Substantially all full-time salaried and hourly domestic employees are included in the Invacare Retirement Savings Plan sponsored by the company. The company makes matching cash contributions up to 66.7% of employees’ contributions up to 3% of compensation. The company also makes quarterly contributions to this Plan equal to a percentage of qualified wages. In 2015, quarterly contributions were made at 1% of qualified wages. The company may make discretionary contributions to the domestic plans based on an annual resolution of the Board of Directors. Contribution expense for the Invacare Retirement Savings Plan in 2015, 2014 and 2013 was $2,573,000, $2,698,000 and $3,126,000, respectively.

The company sponsors a Deferred Compensation Plus Plan covering certain employees, which provides for elective deferrals and the company retirement deferrals so that the total retirement deferrals equal amounts that would have contributed to the company’s principal retirement plans if it were not for limitations imposed by income tax regulations.

The company sponsors a non-qualified defined benefit Supplemental Executive Retirement Plan (SERP) for certain key executives. Effective December 31, 2008, the SERP was amended, in part to comply with IRS Section 409A. As a result of the amendment, the plan became a defined benefit cash balance plan for the non-retired participants and thus, future payments by the company will be made based upon a cash balance formula with interest credited at a rate determined annually by the Compensation and Management Development Committee of the Board of Directors. In 2015 interest was credited at 0% for active participants in the SERP in accordance with a July 1, 2011 resolution of the Compensation and Management Development Committee of the Board of Directors. The plan continues to be unfunded with individual hypothetical accounts maintained for each participant.

The SERP projected benefit obligation related to this unfunded plan was $6,209,000 and $27,548,000 at December 31, 2015 and 2014, respectively, and the accumulated benefit obligation was $6,209,000 and $27,548,000 at December 31, 2015 and 2014, respectively. The projected benefit obligations were calculated using an assumed future salary increase of 4% at both December 31, 2015 and 2014. The assumed discount rate, relevant for three participants unaffected by the plan conversion was 4.34% and 3.95% for 2015 and 2014, respectively, based upon the discount rate on high-quality fixed-income investments without adjustment. The retirement age was 67 for 2015 and 67 for 2014. Expense for the plan in 2015 was $142,000 compared to expense of $539,000 in 2014 and income of $14,000 in 2013. The expense was comprised of interest income of $42,000 in 2015, interest expense of $377,000 in 2014 and income of $236,000 in 2013 with the remaining portion related to service costs, prior service costs and other gains/losses. Benefit payments in 2015, 2014 and 2013 were $21,517,000, $394,000 and $398,000, respectively.

The company also sponsors a Death Benefit Only Plan (DBO) for certain key executives that provides a benefit equal to three times the participant’s final target earnings should the participant’s death occur while an employee and a benefit equal to one times the participant’s final earnings upon the participant’s death after normal retirement or if a participant dies after his or her employment with the company is terminated following a change in control of the company. Expense for the plan in 2015 was $103,000 compared to expense of $808,000 and income of $259,000 in 2014 and 2013, respectively. The expense was comprised of service and accrual adjustment expense of $28,000 in 2015, expense of $692,000 in 2014 and income of $364,000 in 2013 with the remaining portion related to interest costs in each year, respectively. There were no benefit payments in 2015, 2014 or 2013.

In conjunction with these non-qualified and unfunded U.S. defined benefit plans, the company has invested in life insurance policies related to certain employees to help satisfy these obligations of which $11,902,000 and $21,338,000 in life insurance policies were sold during 2015 and 2014, respectively, to fund payments related to the retirement of certain executive officers of the company.

In Europe, the company maintains two defined benefit plans in Switzerland. In Switzerland, a statutory pension plan is maintained with a private insurance company and, in accordance with Swiss law, the plan functions as a defined contribution plan whereby employee and employer contributions are defined as a percentage of individual salary depending on the age of the employee and a guaranteed interest rate, which is annually defined by the Swiss Pension Fund. Under U.S. GAAP, the plans are treated as a defined benefit plans. During 2014, the company terminated its plan in the Netherlands which contained benefits and provisions for an Old Age Pension benefit that started at age 65 and were payable until death and a Survivors Pension that started immediately after the death of the insured and is payable until the death of the surviving spouse. Under U.S. GAAP the plan was treated as a defined benefit plan. Income for both the Switzerland and Netherlands plans was $19,000, $220,000 and $205,000 in 2015, 2014 and 2013, respectively.

Accumulated other comprehensive income associated with the SERP, DBO, Swiss and Netherlands pension plans combined was $9,757,000 and $7,601,000 as of December 31, 2015 and 2014, respectively for a net change of $2,156,000 with $226,000 in net periodic benefit income recognized during the year.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

The 2013 Plan provides that shares granted come from the company’s authorized but unissued common shares or treasury shares. In addition, the company’s stock-based compensation plans allow participants to exchange mature shares for minimum withholding taxes, which results in the company acquiring treasury shares. Under these provisions, the company acquired approximately 7,000 treasury shares for $134,000 in 2015, 29,000 shares for $471,000 in 2014 and 23,000 shares for $532,000 in 2013.

The amounts of equity-based compensation expense recognized as part of selling, general and administrative expenses were as follows (in thousands):

	2015	2014	2013
Non-Qualified stock options	$1,228	$3,356	$3,926
Restricted stock and restricted stock units	2,785	2,270	2,031
Performance shares and performance share units	—	—	—
Total stock-based compensation expense	$4,013	$5,626	$5,957

As of December 31, 2015, unrecognized compensation expense related to equity-based compensation arrangements granted under the company's 2013 Plan and previous plans, which is related to non-vested options and shares, was as follows (in thousands):

	2015	2014	2013
Non-Qualified stock options	$1,059	$2,600	$8,270
Restricted stock and restricted stock units	9,476	4,461	3,705
Performance shares and performance share units	—	—	—
Total stock-based compensation expense	$10,535	$7,061	$11,975

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures and for updated vesting assumptions for the performance share awards (see "Performance Shares and Performance Share Units" below). No tax benefit for share-based compensation was realized during 2015, 2014 and 2013 as a result of a valuation allowance against deferred tax assets. In accordance with ASC 718, any tax benefits resulting from tax deductions in excess of the compensation expense recognized is classified as a component of financing cash flows.

Stock Options

Generally, non-qualified stock option awards typically have a term of ten years and are granted at the fair market value of the company’s common shares on the date of grant. The company expects the compensation expense to be recognized over a weighted-average period of approximately 2 years.

The following table summarizes information about stock option activity for the three years ended 2015, 2014 and 2013:

	2015	Weighted Average Exercise Price	2014	Weighted Average Exercise Price	2013	Weighted Average Exercise Price
Options outstanding at January 1	3,600,132	$22.74	4,533,782	$23.86	4,664,634	$26.21
Granted	—	0.00	8,977	16.71	756,700	14.47
Exercised	(172,218)	13.95	(33,810)	14.16	(30,166)	16.94
Canceled	(485,131)	34.98	(908,817)	28.57	(857,386)	28.63
Options outstanding at December 31	2,942,783	$21.22	3,600,132	$22.74	4,533,782	$23.86
Options exercise price range at December 31	$ 13.37 to		$ 13.37 to		$ 13.35 to
	$33.36		$47.80		$47.80
Options exercisable at December 31	2,656,983		2,954,082		2,985,175
Shares available for grant at December 31*	2,659,562		3,654,426		4,460,337
 ________________________

*	Shares available for grant as of December 31, 2015 reduced by net restricted stock / unit and performance share / unit award activity of 1,110,740 shares and 681,058 shares, respectively.
The following table summarizes information about stock options outstanding at December 31, 2015:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding At 12/31/15	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price	Number Exercisable At 12/31/15	Weighted Average Exercise Price
$ 13.37 – $20.00	778,159	6.7	$14.12	493,671	$14.11
$ 20.01 – $25.00	1,353,578	3.3	22.59	1,353,578	22.59
$ 25.01 – $30.00	783,738	3.7	25.55	783,738	25.55
$ 30.01 – $33.36	27,308	1.0	31.74	25,996	31.73
Total	2,942,783	4.3	$21.22	2,656,983	$21.98

Pursuant to the Plans, the Committee has established that grants may not be exercised within one year from the date granted and options must be exercised within ten years from the date granted. Accordingly, for the stock options issued in 2014 and 2013, 25% of such options vested in the year following issuance. The stock options awarded during such years provided a four-year vesting period whereby options vest equally in each year. Options granted with graded vesting are accounted for as single options. The 2015, 2014 and 2013 expense has been adjusted for estimated forfeitures of awards that will not vest because service or employment requirements have not been met.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for awards granted in 2014 and 2013 as no options were granted in 2015:

	2014	2013
Expected dividend yield	0.3%	0.4%
Expected stock price volatility	36.8%	38.2%
Risk-free interest rate	1.76%	0.82%
Expected life in years	6.1	6.1
Forfeiture percentage	13.0%	9.2%

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

The weighted-average fair value of options granted during 2014 and 2013 was $6.23 and $5.33, respectively. The weighted-average remaining contractual life of options outstanding at December 31, 2015, 2014 and 2013 was 4.3, 5.0 and 5.8 years, respectively. The weighted-average contractual life of options exercisable at December 31, 2015 was 4.0 years. The total intrinsic value of stock awards exercised in 2015, 2014 and 2013 was $1,107,000, $101,000 and $158,000, respectively. As of December 31, 2015, the intrinsic value of all options outstanding and of all options exercisable was $2,562,000 and $1,636,000, respectively.

The exercise of stock awards in 2015, 2014 and 2013 resulted in cash received by the company totaling $2,413,000, $480,000 and $512,000 for each period, respectively with no tax benefits for any period. The total fair value of awards vested during 2015, 2014 and 2013 was $1,867,000, $3,436,000 and $3,778,000, respectively.

Restricted Stock and Restricted Stock Units

The following table summarizes information about restricted shares and restricted share units (for non-U.S. recipients):

	2015	Weighted Average Fair Value	2014	Weighted Average Fair Value	2013	Weighted Average Fair Value
Stock / Units unvested at January 1	312,423	$17.91	264,878	$16.69	260,548	$19.15
Granted	480,839	19.09	218,276	19.36	114,700	14.49
Vested	(56,976)	16.47	(93,140)	17.62	(97,445)	20.33
Canceled	(94,781)	18.11	(77,591)	17.58	(12,925)	19.23
Stock / Units unvested at December 31	641,505	$18.89	312,423	$17.91	264,878	$16.69

The restricted stock awards vest ratably over the three years after the award date, except for those awards granted in 2014, which vest after a three-year period. Unearned restricted stock compensation, determined as the market value of the shares at the date of grant, is being amortized on a straight-line basis over the vesting period.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Performance Shares and Performance Share Units

The following table summarizes information about performance shares and performance share units (for non-U.S. recipients):

	2015	Weighted Average Fair Value	2014	Weighted Average Fair Value
Shares / Units unvested at January 1	121,644	$20.05	—	$—
Granted	114,257	18.95	152,800	20.05
Vested	—	—	—	—
Canceled	(37,500)	19.62	(31,156)	20.05
Shares / Units unvested at December 31	198,401	$19.50	121,644	$20.05

During 2015 and 2014, the performance shares and performance share units (for non-U.S. recipients) were granted as performance awards with a 3 year performance period with payouts based on achievement of certain performance goals. The awards are classified as equity awards as they will be settled in common shares upon vesting. The number of shares earned will be determined at the end of the performance period based on achievement of performance criteria for January 1, 2016 through December 31, 2016 established by the Compensation Committee at the time of grant. Recipients will be entitled to receive a number of common shares equal to the number of performance shares that vest based upon the levels of achievement which may range between 0% and 150% of the target number of shares with the target being 100% of the initial grant.

The fair value of the performance awards is based on the stock price on the date of grant discounted for the estimated value of dividends foregone as the awards are not eligible for dividends except to the extent vested. The company assesses the probability that the performance targets will be met with expense recognized whenever it is probable that at least the minimum performance criteria will be achieved. Depending upon the company's assessment of the probability of achievement of the goals, the company may not recognize any expense associated with performance awards in a given period, may reverse prior expense recorded or record additional expense to make up for expense not recorded in a prior period. Performance award compensation expense is generally expected to be recognized over 3 years. However, for the years ended December 31, 2015 and December 31, 2014, the company concluded that it was not probable that the performance goals, as defined in the agreements, would be achieved and thus no performance award expense was recognized in 2015 or 2014.

Rights Agreement

Effective July 8, 2005, the company adopted a Rights Agreement to replace the company’s previous shareholder rights plan, which expired on July 7, 2005. In order to implement the new Rights Agreement, the Board of Directors declared a dividend of one Right for each outstanding share of the company’s Common Shares and Class B Common Shares to shareholders of record at the close of business on July 19, 2005. Each Right entitled the registered holder to purchase from the company one one-thousandth of a Series A Participating Serial Preferred Share, without par value, at a Purchase Price of $180.00 in cash, subject to adjustment. The Rights were not exercisable until after a person (an “Acquiring ”) has acquired, or obtained the right to acquire, or commences a tender offer to acquire, shares representing 30% or more of the company’s outstanding voting power, subject to deferral by the Board of Directors. If the Rights became exercisable, under certain circumstances, the Rights may have been exercisable to purchase Common Shares of the company, or common shares of an acquiring company, at a price equal to the exercise price of the Right divided by 50% of the then current market price per Common Share or acquiring company common share, as the case may be. The Rights expired on July 18, 2015 and were not redeemed or exchanged by the company. The company could have redeemed and terminated the Rights in whole, but not in part, at a price of $0.001 per Right at any time prior to 10 days following a public announcement that an Acquiring Party has acquired beneficial ownership of shares representing 30% or more of the company’s outstanding voting power, and in certain other circumstances described in the Rights Agreement. The company's Board of Directors did not renew the Rights Agreement which expired on July 18, 2015.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Accumulated Other Comprehensive Income (Loss) by Component

Changes in accumulated other comprehensive income ("OCI") during the year ended December 31, 2015 were as follows (in thousands):

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
December 31, 2014	$86,236	$(6,465)	$(7,601)	$(551)	$71,619
OCI before reclassifications	(91,980)	10,576	(2,292)	3,545	(80,151)
Amount reclassified from accumulated OCI	—	—	136	(991)	(855)
Net current-period OCI	(91,980)	10,576	(2,156)	2,554	(81,006)
December 31, 2015	$(5,744)	$4,111	$(9,757)	$2,003	$(9,387)

Changes in OCI during the year ended December 31, 2014 were as follows (in thousands):

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
December 31, 2013	$143,845	$(12,566)	$(5,414)	$(709)	$125,156
OCI before reclassifications	(57,609)	6,101	(3,223)	562	(54,169)
Amount reclassified from accumulated OCI	—	—	1,036	(404)	632
Net current-period OCI	(57,609)	6,101	(2,187)	158	(53,537)
December 31, 2014	$86,236	$(6,465)	$(7,601)	$(551)	$71,619

OCI activity related to Long-Term Notes represents currency translation on notes that are long-term in nature and not intended to be settled.

Reclassifications out of accumulated OCI for the year ended December 31, 2015 and December 31, 2014 were as follows (in thousands):

	Amount reclassified from OCI		Affected Statement of Comprehensive (Income) Loss line
	2015	2014
Defined Benefit Plans
Service and interest costs	$133	$1,045	Selling, General and Administrative
Tax	3	(9)	Income Taxes
Total after tax	$136	$1,036

Derivatives
Foreign currency forward contracts hedging sales	$2,778	$657	Net Sales
Foreign currency forward contracts hedging purchases	(3,890)	(995)	Cost of Products Sold
Interest rate swaps	—	12	Interest Expense
Total before tax	(1,112)	(326)
Tax	121	(78)	Income Taxes
Total after tax	$(991)	$(404)

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Capital Stock

Capital stock activity for 2015, 2014 and 2013 consisted of the following (in thousands of shares):

	Common Stock Shares	Class B Shares	Treasury Shares
January 1, 2013 Balance	33,952	1,085	(3,135)
Exercise of stock options	30	—	—
Restricted stock awards	102	—	(23)
December 31, 2013 Balance	34,084	1,085	(3,158)
Exercise of stock options	34	—	—
Restricted stock awards	101	—	(29)
December 31, 2014 Balance	34,219	1,085	(3,187)
Conversion of Class B to Common	351	(351)	—
Exercise of stock options	172	—	—
Restricted stock awards	282	—	(7)
December 31, 2015 Balance	35,024	734	(3,194)
Stock awards for 94,781, 77,591 and 12,925 shares were canceled in 2015, 2014 and 2013, respectively.  In 2015, 2014 and 2013, dividends of $0.05 per Common Share and $0.045 per Class B Common Share were declared and paid, respectively.

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

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Charges for the year ended December 31, 2014 totaled $11,112,000 including charges for severance ($9,841,000), other charges in IPG and Europe ($1,286,000) principally related to building write-downs and lease termination cost reversals ($15,000). Severance charges were incurred in the North America/HME segment ($4,404,000), Other ($2,978,000), IPG segment ($1,163,000), Asia/Pacific segment ($769,000) and Europe segment ($527,000). The North America/HME segment severance was principally related to additional positions eliminated due to lost sales volumes resulting from the continued impact of the FDA consent decree. The Other severance related to the elimination of two senior corporate executive positions. IPG segment severance related principally to the closure of the London, Canada facility. Europe and Asia/Pacific severance related to the elimination of certain positions as a result of general restructuring efforts. The savings from these charges will be reflected primarily in reduced selling, general and administrative expenses and manufacturing expenses for the company. Payments for the year ended December 31, 2014 were $11,131,000 and were funded with operating cash flows and cash on hand. The majority of the 2014 charges have been paid out other than certain executive charge payments which will be paid out over next few years.

Charges for the year ended December 31, 2015 totaled $1,971,000 including charges for severance ($1,678,000) and charges primarily in the North America/HME segment ($293,000) principally related to a building lease termination. Severance charges were incurred in the North America/HME segment ($1,069,000), Europe segment ($510,000), IPG segment ($73,000) and Asia/Pacific segment ($26,000) related to the elimination of certain positions as a result of general restructuring efforts. The savings from these charges will be reflected primarily in reduced selling, general and administrative expenses and manufacturing expenses for the company. Payments for the year ended December 31, 2015 were $3,723,000 and were funded with operating cash flows and cash on hand. The majority of the 2015 charges are expected to be paid out within the next 12 months. To date, the company's liquidity has not been materially impacted.

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

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

A progression by reporting segment of the accruals recorded as a result of the restructuring is as follows (in thousands):

	Severance	Inventory	Lease Terminations	Other	Total
December 31, 2010 Balance	$—	$—	$—	$—	$—
Charges
North America/HME	4,755	—	—	4	4,759
IPG	123	—	—	—	123
Europe	3,288	277	1,788	113	5,466
Asia/Pacific	186	—	—	—	186
Total	8,352	277	1,788	117	10,534
Payments
North America/HME	(1,663)	—	—	(4)	(1,667)
IPG	(52)	—	—	—	(52)
Europe	(1,546)	(277)	(1,714)	(113)	(3,650)
Asia/Pacific	(186)	—	—	—	(186)
Total	(3,447)	(277)	(1,714)	(117)	(5,555)
December 31, 2011 Balance
North America/HME	3,092	—	—	—	3,092
IPG	71	—	—	—	71
Europe	1,742	—	74	—	1,816
Asia/Pacific	—	—	—	—	—
Total	4,905	—	74	—	4,979
Charges
North America/HME	4,242	—	5	—	4,247
IPG	35	—	—	—	35
Europe	817	—	53	1,223	2,093
Asia/Pacific	1,681	491	1,667	1,181	5,020
Total	6,775	491	1,725	2,404	11,395
Payments
North America/HME	(3,587)	—	(5)	—	(3,592)
IPG	(106)	—	—	—	(106)
Europe	(1,964)	—	(127)	(1,223)	(3,314)
Asia/Pacific	(812)	(340)	(42)	(1,175)	(2,369)
Total	(6,469)	(340)	(174)	(2,398)	(9,381)
December 31, 2012 Balance
North America/HME	3,747	—	—	—	3,747
Europe	595	—	—	—	595
Asia/Pacific	869	151	1,625	6	2,651
Total	5,211	151	1,625	6	6,993
Charges
North America/HME	5,405	—	164	353	5,922
IPG	267	—	—	—	267
Europe	1,640	—	—	—	1,640
Asia/Pacific	970	—	534	3	1,507
Total	8,282	—	698	356	9,336
Payments
North America/HME	(6,347)	—	(164)	(353)	(6,864)
IPG	(175)	—	—	—	(175)
Europe	(1,146)	—	—	—	(1,146)
Asia/Pacific	(1,839)	(151)	(1,660)	(9)	(3,659)
Total	$(9,507)	$(151)	$(1,824)	$(362)	$(11,844)

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Severance	Inventory	Lease Terminations	Other	Total
December 31, 2013 Balance
North America/HME	$2,805	$—	$—	$—	$2,805
IPG	92	—	—	—	92
Europe	1,089	—	—	—	1,089
Asia/Pacific	—	—	499	—	499
Total	3,986	—	499	—	4,485
Charges
North America/HME	4,404	—	—	—	4,404
IPG	1,163	—	—	761	1,924
Europe	527	—	—	525	1,052
Asia/Pacific	769	—	(15)	—	754
Other	2,978	—	—	—	2,978
Total	9,841	—	(15)	1,286	11,112
Payments
North America/HME	(6,547)	—	—	—	(6,547)
IPG	(1,107)	—	—	(761)	(1,868)
Europe	(1,195)	—	—	(525)	(1,720)
Asia/Pacific	(769)	—	(227)	—	(996)
Total	(9,618)	—	(227)	(1,286)	(11,131)
December 31, 2014 Balance
North America/HME	662	—	—	—	662
IPG	148	—	—	—	148
Europe	421	—	—	—	421
Asia/Pacific	—	—	257	—	257
Other	2,978	—	—	—	2,978
Total	4,209	—	257	—	4,466
Charges
North America/HME	1,069	—	292	—	1,361
IPG	73	—	—	—	73
Europe	510	—	—	—	510
Asia/Pacific	26	—	1	—	27
Total	1,678	—	293	—	1,971
Payments
North America/HME	(1,069)	—	(55)	—	(1,124)
IPG	(221)	—	—	—	(221)
Europe	(619)	—	—	—	(619)
Asia/Pacific	(26)	—	(258)	—	(284)
Other	(1,475)	—	—	—	(1,475)
Total	(3,410)	—	(313)	—	(3,723)
December 31, 2015 Balance
North America/HME	662	—	237	—	899
Europe	312	—	—	—	312
Other	1,503	—	—	—	1,503
Total	$2,477	$—	$237	$—	$2,714

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Income Taxes

Earnings (loss) from continuing operations before income taxes consist of the following (in thousands):

	2015	2014	2013
Domestic	$(54,812)	$(104,776)	$(73,529)
Foreign	43,072	41,566	30,070
	$(11,740)	$(63,210)	$(43,459)

The company has provided for income taxes (benefits) from continuing operations as follows (in thousands):

	2015	2014	2013
Current:
Federal	$(167)	$(7,105)	$(2,485)
State	(150)	(63)	300
Foreign	11,439	15,105	11,043
	11,122	7,937	8,858
Deferred:
Federal	3,222	100	3,011
State	318	—	—
Foreign	48	(2,487)	(994)
	3,588	(2,387)	2,017
Income Taxes	$14,710	$5,550	$10,875

Included in the 2015, 2014 and 2013 Federal current tax benefit is a benefit of $140,000, $7,175,000 and $3,455,000, respectively, related to an intra-period allocation to continuing operations. A charge in an equal amount is in discontinued operations. A reconciliation to the effective income tax rate from the federal statutory rate is as follows:

	2015	2014	2013
Statutory federal income tax rate	(35.0)%	(35.0)%	(35.0)%
State and local income taxes, net of federal income tax benefit	0.9	(0.1)	0.5
Tax credits	(61.8)	(5.1)	(22.8)
Foreign taxes at less than the federal statutory rate (including tax holidays)	(46.1)	(10.7)	(10.6)
Federal and foreign valuation allowance	168.0	52.5	35.8
Withholding taxes	3.0	0.6	0.7
Compensation	0.6	0.1	0.5
Dividends	100.1	12.3	54.6
Life insurance	(2.7)	4.1	(1.5)
Foreign branch activity	(8.1)	(1.8)	(1.8)
Uncertain tax positions	6.7	1.2	1.3
Other, net	(0.3)	(9.3)	3.3
	125.3%	8.8%	25.0%

Effective October 1, 2015, the company adopted ASU 2015-17, "Balance Sheet Classification of Deferred Taxes", on a prospective basis, and thus the company's deferred tax assets and liabilities have been classified as long-term in its Balance Sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

At December 31, 2015, total deferred tax assets were $154,401,000, total deferred tax liabilities were $33,636,000 and the tax valuation allowance total was $151,972,000 for a net deferred income tax liability of $31,207,000 compared to total deferred tax assets of $137,511,000, total deferred tax liabilities of $33,778,000 and a tax valuation allowance total of $133,912,000 for a

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

net deferred income tax liability of $30,179,000 at December 31, 2014. Significant components of deferred income tax assets and liabilities at December 31, 2015 and 2014 are as follows (in thousands):

	2015	2014
Current deferred income tax assets (liabilities), net:
Bad debt	$—	$5,364
Warranty	—	7,092
State and local taxes	—	2,240
Other accrued expenses and reserves	—	1,852
Inventory	—	3,096
Compensation and benefits	—	2,209
Product liability	—	594
Valuation allowance	—	(22,084)
Other, net	—	(732)
	$—	$(369)
Long-term deferred income tax assets (liabilities), net:
Bad Debt	$3,670	$—
Warranty	5,357	—
Other accrued expenses and reserves	4,355	—
Inventory	2,395	—
Goodwill and intangibles	(25,008)	(21,915)
Convertible debt	(421)	(700)
Fixed assets	(8,207)	(10,431)
Compensation and benefits	7,136	14,630
Loss and credit carryforwards	102,194	65,123
Product liability	4,107	4,919
State and local taxes	19,932	17,745
Valuation allowance	(151,972)	(111,828)
Other, net	5,255	12,647
	$(31,207)	$(29,810)

Net Deferred Income Taxes	$(31,207)	$(30,179)

The company recorded a valuation allowance for its U.S. and certain foreign country net deferred tax assets where it is in a three year cumulative loss. The company made net payments for income taxes of $7,966,000, $6,384,000, and $6,349,000 during the years ended December 31, 2015, 2014 and 2013, respectively.

At December 31, 2015, the company had foreign tax loss carryforwards of approximately $61,330,000 which are non-expiring, of which $61,330,000 are offset by valuation allowances. At December 31, 2015, the company also had $563,000,000 of domestic state and local tax loss carryforwards, of which $206,000,000 expire between 2016 and 2019, $191,000,000 expire between 2020 and 2029 and $166,000,000 expire after 2029. The company has a federal domestic net operating loss carryforward of $131,130,000 which expires in 2034 and 2035 and federal tax credit carryforwards of $38,520,000 of which $4,169,000 expire between 2016 and 2018 and $32,522,000 expire between 2019 and 2025, $1,582,000 expire between 2031 and 2035, and $247,000 are indefinite.

As of December 31, 2015 and 2014, the company had a liability for uncertain tax positions, excluding interest and penalties of $8,366,000 and $10,030,000, respectively. The company expects payments over the next twelve months of $9,100,000 pursuant to a payment plan entered in a foreign country for an item being contested in the courts and an anticipated settlement of an audit. The total liabilities associated with unrecognized tax benefits that, if recognized, would impact the effective tax rates were $8,366,000 and $10,030,000 at December 31, 2015 and 2014, respectively.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

	2015	2014
Balance at beginning of year	$11,019	$10,833
Additions to:
Positions taken during the current year	227	348
Positions taken during a prior year	270	418
Deductions due to:
Exchange rate impact	(1,197)	(362)
Positions taken during a prior year	(527)	—
Lapse of statute of limitations	(239)	(218)
Balance at end of year	$9,553	$11,019

The company recognizes interest and penalties associated with uncertain tax positions in income tax expense. During 2015, 2014 and 2013 the (expense) benefit for interest and penalties was $(315,000), $(500,000) and $(676,000), respectively. The company had approximately $5,440,000 and $5,130,000 of accrued interest and penalties as of December 31, 2015 and 2014, respectively.

The company and its subsidiaries file income tax returns in the U.S. and certain foreign jurisdictions. The company is subject to U.S. federal income tax examinations for calendar years 2012 to 2015, and is subject to various U.S. state income tax examinations for 2011 to 2015. With regards to foreign income tax jurisdictions, the company is generally subject to examinations for the periods 2009 to 2015.

Net Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net earnings (loss) per common share.

	2015	2014	2013
	(In thousands except per share data)
Basic
Average common shares outstanding	32,171	32,009	31,915

Net loss from continuing operations	$(26,450)	$(68,760)	$(54,334)
Net earnings from discontinued operations	$260	$12,690	$87,385
Net earnings (loss)	$(26,190)	$(56,070)	$33,051

Net loss per common share from continuing operations	$(0.82)	$(2.15)	$(1.70)
Net earnings per common share from discontinued operations	$0.01	$0.40	$2.74
Net earnings (loss) per common share	$(0.81)	$(1.75)	$1.04

Diluted
Average common shares outstanding	32,171	32,009	31,915
Stock options and awards	512	188	128
Average common shares assuming dilution	32,683	32,197	32,043

Net loss from continuing operations	$(26,450)	$(68,760)	$(54,334)
Net earnings from discontinued operations	$260	$12,690	$87,385
Net earnings (loss)	$(26,190)	$(56,070)	$33,051

Net loss per common share from continuing operations *	$(0.82)	$(2.15)	$(1.70)
Net earnings per common share from discontinued operations	$0.01	$0.39	$2.73
Net earnings (loss) per common share *	$(0.81)	$(1.75)	$1.03

* Net earnings (loss) per share assuming dilution calculated utilizing weighted average shares outstanding - basic in periods in which there is a net loss.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

At December 31, 2015, 2014 and 2013, shares associated with stock options of 1,479,912, 2,857,590 and 4,307,458, respectively, were excluded from the average common shares assuming dilution, as they were anti-dilutive. At December 31, 2015, the majority of the anti-dilutive shares were granted at an exercise price of $18.51, which was lower than the average fair market value price of $25.24 for 2015. For the 2015, 2014 and 2013 net loss per share from continuing operations calculation, all of the shares associated with stock options were anti-dilutive because of the company's loss. In 2014, the majority of the anti-dilutive shares were granted at an exercise price of $41.87, which was higher than the average fair market value price of $16.95 for 2014. In 2013, the majority of the anti-dilutive shares were granted at an exercise price of $41.87, which was higher than the average fair market value price of $16.48 for 2013. Shares necessary to settle a conversion spread on the convertible notes issued in 2007 were not included in the common shares assuming dilution as the average market price of the company stock in 2015, 2014 and 2013 did not exceed the conversion price.

Concentration of Credit Risk

The company manufactures and distributes durable medical equipment and supplies to the home health care, retail and extended care markets. The company performs credit evaluations of its customers’ financial condition. The company utilizes De Lage Landen, Inc. (“DLL”), a third party financing company, to provide the majority of future lease financing to Invacare’s North America customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a recourse obligation of $6,089,000 at December 31, 2015 to DLL for events of default under the contracts, which total $39,510,000 at December 31, 2015. Guarantees, ASC 460, requires the company to record a guarantee liability as it relates to the limited recourse obligation. As such, the company has recorded a liability of $109,000 for this guarantee obligation within accrued expenses. The company's recourse is re-evaluated by DLL biannually, considers activity between the biannual dates and excludes any receivables purchased by the company from DLL. The company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with Receivables, ASC 310-10-05-4. Credit losses are provided for in the financial statements.

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

The company’s top 10 customers accounted for approximately 16.4% of 2015 net sales. The loss of business of one or more of these customers may have a significant impact on the company, although no single customer accounted for more than 3.3% of the company’s 2015 net sales. Providers who are part of a buying group generally make individual purchasing decisions and are invoiced directly by the company.

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

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

The company has historically not recognized any material amount of ineffectiveness related to forward contract cash flow hedges because the company generally limits its hedges to between 50% and 90% of total forecasted transactions for a given entity’s exposure to currency rate changes and the transactions hedged are recurring in nature. Furthermore, the majority of the hedged transactions are related to intercompany sales and purchases for which settlement occurs on a specific day each month. Forward contracts with a total notional amount in USD of $136,818,000 and $157,121,000 matured during the twelve months ended December 31, 2015 and 2014, respectively.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Foreign exchange forward contracts qualifying and designated for hedge accounting treatment were as follows (in thousands USD):

	December 31, 2015		December 31, 2014
	Notional Amount	Unrealized Net Gain (Loss)	Notional Amount	Unrealized Net Gain (Loss)
USD / AUD	$2,910	$(83)	$1,250	$65
USD / CAD	3,893	181	3,570	(63)
USD / CHF	—	—	111	—
USD / CNY	16,786	(282)	—	—
USD / EUR	72,758	2,681	25,524	—
USD / GBP	3,862	22	1,199	3
USD / NZD	4,893	37	7,018	(55)
USD / SEK	5,128	39	594	1
USD / MXP	8,494	(284)	10,297	(657)
EUR / AUD	669	(10)	452	5
EUR / CAD	1,283	(17)	580	(1)
EUR / CHF	1,944	(17)	505	(2)
EUR / DKK	—	—	643	(3)
EUR / GBP	36,567	(424)	11,906	23
EUR / NOK	3,375	(55)	1,490	43
EUR / SEK	2,464	(42)	2,917	(9)
EUR / NZD	3,609	476	7,074	60
GBP / AUD	830	(46)	656	22
GBP / CHF	463	(7)	331	(1)
GBP / SEK	2,067	(1)	1,035	(2)
AUD / CAD	—	—	1,538	30
AUD / CHF	—	—	93	1
AUD / NZD	352	8	537	19
AUD / SEK	—	—	61	(1)
CAD / SEK	—	—	182	(1)
CHF / DKK	—	—	269	(2)
DKK / SEK	37,293	46	2,497	(44)
NOK / CHF	—	—	66	2
NOK / SEK	3,524	(39)	1,547	19
	$213,164	$2,183	$83,942	$(548)

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

Foreign exchange forward contracts not qualifying or designated for hedge accounting treatment entered into in 2015 and 2014, respectively, and outstanding were as follows (in thousands USD):

	December 31, 2015		December 31, 2014
	Notional Amount	Gain (Loss)	Notional Amount	Gain (Loss)
AUD / USD	$8,051	$337	$7,300	$117
CAD / USD	5,762	(4)	6,016	$(6)
CNY / USD	9,943	(441)	3,200	(14)
EUR / USD	2,118	53	53,365	(1,585)
DKK / USD	7,927	125	—	—
GBP / USD	4,526	(106)	5,592	18
NZD / USD	—	—	4,500	12
NOK / USD	1,838	(18)	—	—
	$40,165	$(54)	$79,973	$(1,458)

The fair values of the company’s derivative instruments were as follows (in thousands):

	December 31, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	$3,626	$1,443	$373	$921
Derivatives not designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	517	571	147	1,605
Total derivatives	$4,143	$2,014	$520	$2,526

The fair values of the company’s foreign currency forward assets and liabilities are included in Other Current Assets and Accrued Expenses, respectively in the Consolidated Balance Sheets.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The effect of derivative instruments on the Statement of Operations and Other Comprehensive Income (OCI) was as follows, net of tax (in thousands):

Derivatives in ASC 815 cash flow hedge relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Year ended December 31, 2015
Foreign currency forward exchange contracts	$3,545	$991	$(11)

Year ended December 31, 2014
Foreign currency forward exchange contracts	$562	$416	$(11)
Interest rate swap contracts	—	(12)	—
	$562	$404	$(11)

Derivatives not designated as hedging instruments under ASC 815			Amount of Gain (Loss) Recognized in Income on Derivatives
Year ended December 31, 2015
Foreign currency forward contracts			$(54)
Year ended December 31, 2014
Foreign currency forward contracts			$(1,458)

The gains or losses recognized as the result of the settlement of cash flow hedge foreign currency forward contracts are recognized in net sales for hedges of inventory sales or cost of product sold for hedges of inventory purchases. In 2015, net sales were decreased by $2,778,000 and cost of product sold was decreased by $3,890,000 for a net realized gain of $1,112,000. In 2014, net sales were decreased by $657,000 and cost of product sold was decreased by $995,000 for a net realized gain of $338,000 compared to a net loss of $271,000 in 2013.

The company recognized incremental expense of $12,000 and $337,000 in 2014 and 2013, respectively, related to interest rate swap agreements which are reflected in interest expense on the consolidated statement of comprehensive income (loss).

Losses of $54,000 and $1,458,000 in 2015 and 2014, respectively, and a gain $370,000 in 2013 were recognized in selling, general and administrative (SG&A) expenses on ineffective foreign currency forward contracts as well as foreign currency forward contracts not designated as hedging instruments that are entered into to offset gains/losses on intercompany trade receivables or payables. The gains/losses on the non-designated hedging instruments were substantially offset by gains/losses also recorded in SG&A expenses on intercompany trade receivables or payables.

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

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

 The following table provides a summary of the company’s assets and liabilities that are measured on a recurring basis (in thousands).

		Basis for Fair Value Measurements at Reporting Date
		Quoted Prices in Active Markets for Identical Assets / (Liabilities)	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	Level I	Level II	Level III
December 31, 2015:
Forward Exchange Contracts—net	$2,129	—	$2,129	—
December 31, 2014:
Forward Exchange Contracts—net	$(2,006)	—	$(2,006)	—

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

The gains and losses that result from the majority of the forward contracts are deferred and recognized when the offsetting gains and losses for the identified transactions are recognized. The company recognized a net gain of $1,112,000 in 2015, a net gain of $338,000 in 2014 and a net loss of $271,000 in 2013 related to ASC 815 designated derivatives. Gains or losses recognized as the result of the settlement of forward contracts are recognized in cost of products sold for hedges of inventory transactions, sales for hedges of forecasted sales or selling, general and administrative expenses for other hedged transactions. The company’s forward contracts are included in Other Current Assets or Accrued Expenses in the Consolidated Balance Sheets.

The carrying amounts and fair values of the company’s financial instruments at December 31, 2015 and 2014 are as follows (in thousands):

	2015		2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$60,055	$60,055	$38,931	$38,931
Other investments	160	160	249	249
Installment receivables, net of reserves	1,793	1,793	1,911	1,911
Long-term debt (including current maturities of long-term debt)	(47,120)	(47,369)	(20,331)	(20,248)
Forward contracts in other current assets	4,143	4,143	520	520
Forward contracts in accrued expenses	(2,014)	(2,014)	(2,526)	(2,526)

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The company, in estimating its fair value disclosures for financial instruments, used the following methods and assumptions:

Cash, cash equivalents: The carrying amount reported in the balance sheet for cash, cash equivalents equals its fair value.

Other investments: The company has made other investments in limited partnerships and non-marketable equity securities, which are accounted for using the cost method, adjusted for any estimated declines in value. These investments were acquired in private placements and there are no quoted market prices or stated rates of return. The company does not have the ability to easily sell these investments. The company completes an evaluation of the residual value related to these investments in the fourth quarter of each year. No impairment was recognized in 2015, 2014 or 2013.

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

Intangibles and Goodwill: Under Intangibles—Goodwill and Other, ASC 350, goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. Furthermore, goodwill and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To review goodwill for impairment in accordance with ASC 350, the company first estimates the fair value of each reporting unit and compares the calculated fair value to the carrying value of the each reporting unit. A reporting unit is defined as an operating segment or one level below. The company has determined that its reporting units are the same as its operating segments. The company completes its annual impairment tests in the fourth quarter of each year. To estimate the fair values of the reporting units, the company utilizes a discounted cash flow method model in which the company forecasts income statement and balance sheet amounts based on assumptions regarding future sales growth, profitability, inventory turns, days' sales outstanding, etc. to forecast future cash flows. The cash flows are discounted using a weighted average cost of capital discount rate where the cost of debt is based on quoted rates for 20-year debt of companies of similar credit risk and the cost of equity is based upon the 20-year treasury rate for the risk free rate, a market risk premium, the industry average beta and a small cap stock adjustment. The discount rates used have a significant impact upon the discounted cash flow methodology utilized in the company's annual impairment testing as higher discount rates decrease the fair value estimates. The assumptions used are based on a market participant view and yielded a discount rate of 9.41% in 2015 for the company's impairment analysis compared to 9.89% in 2014 and 10.00% in 2013.
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
While there was no indication of impairment in 2015 related to goodwill for the Europe or IPG segments, a future potential impairment is possible for any of the company's segments should actual results differ materially from forecasted results used in the valuation analysis. Furthermore, the company's annual valuation of goodwill can differ materially if the market inputs used to determine the discount rate change significantly. For instance, higher interest rates or greater stock price volatility would increase the discount rate and thus increase the chance of impairment. In consideration of this potential, the company reviewed the results if the discount rate used were 100 basis points higher for the 2015 impairment analysis and determined that there still would not be any indicator of potential impairment for the segments with goodwill, which are Europe and IPG.
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

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

The North America/HME segment sells each of the three primary product lines, which includes: lifestyle, mobility and seating and respiratory therapy products. IPG sells, and rented prior to the disposition of the rentals businesses, long-term care medical equipment, health care furnishings and accessory products. Europe and Asia/Pacific sell product lines similar to North America/HME and IPG.

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

The information by segment is as follows (in thousands):

	2015	2014	2013
Revenues from external customers
North America/HME	$474,196	$507,867	$589,240
Institutional Products Group	87,137	102,796	112,290
Europe	536,463	610,555	583,143
Asia/Pacific	44,542	48,945	49,832
Consolidated	$1,142,338	$1,270,163	$1,334,505
Intersegment revenues
North America/HME	$111,321	$84,247	$77,553
Institutional Products Group	997	6,711	5,304
Europe	9,958	8,938	8,272
Asia/Pacific	20,661	26,173	24,941
Consolidated	$142,937	$126,069	$116,070
Depreciation and amortization
North America/HME	$8,775	$10,925	$12,149
Institutional Products Group	1,980	7,656	8,310
Europe	7,183	11,111	12,123
Asia/Pacific	1,463	2,406	3,073
All Other (1)	29	173	275
Discontinued Operations	—	518	859
Consolidated	$19,430	$32,789	$36,789

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	2015	2014	2013
Net interest expense (income)
North America/HME	$2,080	$348	$(1,869)
Institutional Products Group	1,028	2,244	3,656
Europe	(444)	(209)	(53)
Asia/Pacific	82	149	960
Consolidated	$2,746	$2,532	$2,694
Earnings (loss) before income taxes from continuing operations
North America/HME	$(32,866)	$(63,601)	$(50,506)
Institutional Products Group	6,757	(10,961)	1,418
Europe	38,644	48,088	40,468
Asia/Pacific	(3,521)	(9,485)	(13,258)
All Other (1)	(20,754)	(27,251)	(21,581)
Consolidated	$(11,740)	$(63,210)	$(43,459)
Assets
North America/HME (2)	$215,500	$218,877	$250,239
Institutional Products Group (3)	38,730	42,692	45,933
Europe	557,740	638,896	693,790
Asia/Pacific	24,421	30,231	31,034
All Other (1)	1,752	15,647	37,142
Assets Held for Sale (4)	—	17,388	38,296
Consolidated	$838,143	$963,731	$1,096,434
Long-lived assets
North America/HME (2)	$49,319	$44,727	$60,309
Institutional Products Group (3)	30,278	33,487	38,342
Europe	391,533	459,957	506,329
Asia/Pacific	3,140	4,046	5,238
All Other (1)	1,752	15,527	36,830
Consolidated	$476,022	$557,744	$647,048
Expenditures for assets
North America/HME	$1,232	$2,960	$5,017
Institutional Products Group	212	1,232	3,308
Europe	5,058	6,708	4,809
Asia/Pacific	969	1,417	830
All Other (1)	51	—	50
Discontinued Operations	—	10	144
Consolidated	$7,522	$12,327	$14,158
   ________________________

(1)	Consists of un-allocated corporate SG&A costs and intercompany profits, which do not meet the quantitative criteria for determining reportable segments.

(2)	The 2013 North America/HME assets and long-lived assets include a decrease of $167,000 due to an intangible asset impairment write-off.

(3)	Restated 2014 and 2013 for rentals businesses sold in July 2015 and classified as assets held for sale.

(4)	Assets held for sale includes decreases of $13,041,000 and $1,356,000 in 2014 and 2013, respectively, due to intangible asset impairment write-offs.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Net sales by product, are as follows (in thousands):

	2015	2014	2013
North America/HME
Lifestyle Products	$222,944	$239,625	$267,934
Mobility and Seating	117,232	115,776	134,995
Respiratory Therapy	130,349	149,063	178,065
Other(1)	3,671	3,403	8,246
	$474,196	$507,867	$589,240
Institutional Products Group
Continuing Care	$87,137	$102,796	$112,290

Europe
Lifestyle Products	$275,932	$322,370	$303,225
Mobility and Seating	208,730	228,163	216,152
Respiratory Therapy	36,373	40,661	40,885
Other(1)	15,428	19,361	22,881
	$536,463	$610,555	$583,143
Asia/Pacific
Mobility and Seating	$25,655	$28,174	$26,737
Lifestyle Products	10,277	11,772	12,023
Continuing Care	3,115	3,956	2,785
Respiratory Therapy	807	1,286	1,290
Other(1)	4,688	3,757	6,997
	$44,542	$48,945	$49,832

Total Consolidated	$1,142,338	$1,270,163	$1,334,505
   ________________________

(1)	Includes various services, including repair services, equipment rentals and external contracting.

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

As a medical device manufacturer, the company is subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, invoicing, documenting, developing, testing, manufacturing, labeling, promoting, distributing and other practices of health care suppliers and medical device manufacturers are all subject to government scrutiny. Most of the company's facilities are subject to inspection at any time by the FDA or similar medical device regulatory agencies in other jurisdictions. Violations of law or regulations can result in administrative, civil and criminal penalties and sanctions, which could have a material adverse effect on the company's business.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

On November 15, 2013, an amended complaint, in a lawsuit originally instituted on May 24, 2013, was filed against Invacare Corporation, former officer and director Gerald B. Blouch and former officer and director A. Malachi Mixon III in the U.S. District Court for the Northern District of Ohio, alleging that the defendants violated federal securities laws by failing to properly disclose the issues that the company has faced with the FDA. The lawsuit sought class certification and unspecified damages and attorneys' fees for purchasers of the company's common shares between February 27, 2009 and December 7, 2011. After mediation, the parties agreed to settle the matter, which agreement was fully and finally approved by the Court on November 19, 2015, and the case was dismissed. The settlement was paid entirely by the company’s insurance carriers.

On September 12, 2014, a second amended complaint, in a lawsuit originally instituted on August 26, 2013, was filed against Invacare Corporation, former officer and director Gerald B. Blouch, former officer and director A. Malachi Mixon III and the Company's senior Vice President, Human Resources, Patricia Stumpp, as well as outside directors Dale C. LaPorte and Michael F. Delaney and former outside director Charles S. Robb, in the U.S. District Court for the Northern District of Ohio, alleging that the defendants breached their fiduciary duties and violated the Employee Retirement Income Security Act (ERISA) in the administration and maintenance of the company stock fund in the company’s Retirement Savings Plan (401(k) Plan). The lawsuit seeks class certification and unspecified damages and attorneys' fees for participants in the company's stock fund of the 401(k) Plan between July 22, 2010 and the present. On August 28, 2015, the Court limited plaintiff’s claim to the time period between July 22, 2010 and December 8, 2011. This lawsuit has been referred to the company's insurance carriers. The company intends to vigorously defend this lawsuit.

Medical Device Regulatory Matters

The FDA in the United States and comparable medical device regulatory authorities in other jurisdictions regulate virtually all aspects of the marketing, invoicing, documenting, development, testing, manufacturing, labeling, promotion, distribution and other practices regarding medical devices. The company and its products are subject to the laws and regulations of the FDA and other regulatory bodies in the various jurisdictions where the company's products are manufactured or sold. The company's failure to comply with the regulatory requirements of the FDA and other applicable medical device regulatory requirements can subject the company to administrative or judicially imposed sanctions or enforcement actions. These sanctions include injunctions, consent decrees, warning letters, civil penalties, criminal penalties, product seizure or detention, product recalls and total or partial suspension of production.
In December 2012, the company reached agreement with the FDA on the terms of the consent decree of injunction with respect to the company's Corporate facility and its Taylor Street wheelchair manufacturing facility in Elyria, Ohio. A complaint and consent decree were filed in the U.S. District Court for the Northern District of Ohio, and on December 21, 2012, the Court approved the consent decree and it became effective. The consent decree limits the company's manufacture and distribution of power and manual wheelchairs, wheelchair components and wheelchair sub-assemblies at or from its Taylor Street manufacturing facility. The decree also initially limited design activities related to wheelchairs and power beds that take place at the impacted Elyria, Ohio facilities. The company is entitled to continue to produce from the Taylor Street manufacturing facility certain medically necessary wheelchairs provided that documentation and record-keeping requirements are followed, as well as ongoing replacement, service and repair of products already in use, under terms delineated in the consent decree. Under the terms of the consent decree, in order to resume full operations at the impacted facilities, the company must successfully complete a third-party expert certification audit at the impacted Elyria facilities, which is comprised of three distinct reports that must be submitted to, and accepted by, the FDA. During 2013, the company completed the first two of the third-party expert certification audits, and the FDA found the results of both to be acceptable. In these reports, the third-party expert certified that the company's equipment and process validation procedures and its design control systems are compliant with the FDA's QSR. As a result of the FDA's acceptance of the first certification report on May 13, 2013, the Taylor Street facility was able to resume supplying parts and components for the further manufacturing of medical devices at other company facilities. The company's receipt of the FDA's acceptance of the second certification report on July 15, 2013, resulted in the company being able to resume design activities at the impacted facilities related to power wheelchairs and power beds. In February, 2016, the independent expert auditor issued its certification report for the third phase of the consent decree indicating substantial compliance to the FDA's QSR, and the report has been submitted to the FDA.
Per the terms of the consent decree, the company must submit its own report to the FDA regarding its compliance status together with its written responses to any observations in the independent expert's report. Both the independent expert auditor's third certification report as well as the company's own report must be accepted by the FDA before the agency reinspects the impacted Elyria facilities. If the FDA is satisfied with the company's compliance, the FDA will provide written notification that the company is permitted to resume full operations at the impacted facilities. The company cannot predict the acceptance of these reports by the FDA, nor any remaining work that may be needed to meet the FDA's requirements. The FDA has the authority to inspect any FDA registered facility at any time.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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
As described above, because the limitations on production are not expected to be permanent in nature, and partial production is allowed, the company does not anticipate any major repair, replacement or scrapping of its fixed assets at the Taylor Street manufacturing facility. Based on the company's expectations at the time of filing of this Annual Report on Form 10-K with respect to the utilization of such raw material and with respect to expected future cash flows from production at the Taylor Street manufacturing facility, the company concluded that there is no impairment in the value of the fixed assets related to the Taylor Street manufacturing facility at December 31, 2015.
The majority of the production from the Taylor Street facility is "made to order" custom wheelchairs for customers and, as a result, there was not a significant amount of finished goods inventory on hand at December 31, 2015, and the inventory is expected to be fully utilized. Accordingly, the company concluded that there was not an impairment of the work in process and finished goods at the Taylor Street facility at December 31, 2015. Further, based on its analysis of the raw material inventory at the Taylor Street facility and the company's expectations at the time of filing of this Annual Report on Form 10-K with respect to the time frame for FDA's acceptance of the third-party expert certification audit and FDA inspection, the company concluded that the value of the inventory was not excessive nor impaired at December 31, 2015. However, if the company's expectations regarding the impacts of the limitations in the consent decree or the time frame for acceptance of the third-party expert certification audit and FDA inspection were to change, the company may, in future periods, conclude that an impairment exists with respect to its fixed assets or inventory at the Taylor Street facility.
Although the North America/HME segment is the segment primarily impacted by the limitations in the FDA consent decree, the Asia/Pacific segment also is negatively affected as a result of the consent decree due to the lower sales volume of microprocessor controllers. During 2012, before the effective date of the consent decree, the company started to experience decreases in net sales in the North America/HME and Asia/Pacific segments. The company believes that those decreases, which continued beyond 2012, were driven in large part by the consent decree which led to delays in new product introductions and to uncertainty regarding the timing of exiting the consent decree, which limited the company's ability to renegotiate and bid on certain customer contracts and otherwise led to a decline in customer orders. Separately, net sales in the North America/HME segment were likely impacted by uncertainty on the part of the company's customers as they coped with prepayment reviews and post-payment audits by the Centers for Medicare and Medicaid Services ("CMS") and contemplated their participation in the National Competitive Bidding ("NCB") process. The negative effect of the consent decree on customer orders and net sales in these segments has been considerable, and the company expects to continue to experience low levels of net sales in the North America/HME and Asia/Pacific segments at least until it has successfully completed the previously-described FDA re-inspection and has received written notification from the FDA that the company may resume full operations at the Corporate and Taylor Street facilities. Even after the company is permitted to resume full operations at the affected facilities, it is uncertain as to whether, or how quickly, the company will be able to rebuild net sales to more typical historical levels, irrespective of market conditions. Accordingly, when compared to the company's 2010 results, the limitations in the consent decree had, and likely will continue to have, a material adverse effect on the company's business, financial condition and results of operations.

For additional information regarding the consent decree, please see the following sections of this Annual Report on Form 10-K: Item 1. Business - Government Regulation and Item 1A. Risk Factors; Item 3. Legal Proceedings; and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook and - Liquidity and Capital Resources.
The company's warranty reserves are subject to adjustment in future periods as new developments change the company's estimate of the total cost of these matters. In 2015, the company's warranty expense includes reversals of $2,325,000 comprised of $2,000,000 related the company's stationary oxygen concentrator recall, $250,000 related to the recall of a sieve bed component and $75,000 related to the company's joystick recall, all of which impacted the North America/HME segment.

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

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

In December 2010, the company received a warning letter from the FDA related to quality system processes and procedures at the company's Sanford, Florida facility. In January 2014, the FDA conducted inspections at the company’s manufacturing facility in Suzhou, China and at the company’s electronic components subsidiary in Christchurch, New Zealand, covering quality systems and current Good Manufacturing Practice regulations. In August 2014, the FDA inspected Alber GmbH in Albstadt, Germany. The FDA issued its inspectional observations on Forms 483 to the company after these inspections, and the company submitted its responses to the agency in a timely manner. In October 2014, the FDA conducted an inspection at the Sanford facility and, at the conclusion, issued its Form 483 observations. In December 2015, the FDA issued Form 483 observations following a 2015 inspection of approximately 5 months at the Corporate and Taylor Street facilities in Elyria, Ohio which included a review of the company’s compliance with terms of the consent decree and the matters covered by the first and second expert certification reports previously accepted in 2013. The company has timely filed its responses to these Form 483 with the FDA and continues to work on addressing the FDA's observations. The results of regulatory claims, proceedings, investigations, or litigation are difficult to predict. An unfavorable resolution or outcome of the FDA warning letter or other FDA enforcement related to the Sanford or other company facilities could materially and adversely affect the company's business, financial condition, and results of operations.
Any of the above contingencies could have an adverse impact on the company's financial condition or results of operations.
Subsequent Event

On February 16, 2016, in connection with the commencement of the company's offering of 5.00% convertible senior notes due 2021 described below, the company entered into a First Amendment to Amended and Restated Revolving Credit and Security Agreement (the “Credit Agreement Amendment”), which amended the Amended and Restated Revolving Credit and Security Agreement (the “Credit Agreement”), dated as of September 30, 2015, by and among the company, certain of the company’s direct and indirect domestic, Canadian and European subsidiaries, the lenders party thereto, PNC Bank, National Association, as the administrative agent, and J.P. Morgan Europe Limited, as the European agent. The Credit Agreement Amendment provides for, among other things:

•	the amendment of the negative covenant regarding indebtedness to permit the issuance of new convertible notes ;

•	the amendment of various negative covenants to permit convertible bond hedge and warrant transactions to be entered into by the company in connection with the issuance of new convertible notes;

•
the amendment of the mandatory prepayment provision to eliminate the prepayment requirement that would otherwise be required upon the receipt of proceeds from the issuance of the convertible notes and the sale of the warrants and the negative covenant regarding dividends to permit the issuance of certain equity interests, payment of interest on the notes and certain payments to be made upon conversion of the convertible notes, as well as upon the exercise, settlement or termination of the convertible bond hedge and warrant transactions, so long as the company is not, and would not after giving pro-forma effect to any such transaction be, in default under the Credit Agreement and has had undrawn availability equal to at least 20% of the maximum revolving advance amount under its North American-based credit facility (which maximum amount is currently $100,000,000) for the 30 consecutive days ending delivered by the company under the Credit Agreement;

•
the amendment of the negative covenant to permit the repurchase by the company of up to $5,000,000 of its common shares, including any such shares that may be repurchased in connection with the issuance of the convertible notes so long as the company is not, and would not after giving pro-forma effect to any such repurchase be, in default under the Credit Agreement and has had undrawn availability equal to at least 20% of the maximum revolving advance amount under its North American-based credit facility (which maximum amount is currently $100,000,000) for the 30 consecutive days ending as of the date of the most recent North American borrowing base certificate delivered by the company under the Credit Agreement;

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

•	the amendment of the negative covenant regarding capital expenditures to increase the aggregate amount of permitted expenditures from $20,000,000 to $35,000,000;

•	the amendment of the negative covenant regarding investments to permit certain qualifying acquisitions for total aggregate consideration of up to $30,000,000;

•
the amendment of the negative covenant regarding sales of assets to increase the aggregate amount of permitted dispositions from $20,000,000 to $25,000,000 (calculated as of the date of the Credit Agreement Amendment), so long as the company is not, and would not after giving pro-forma effect to any such disposition be, in default under the Credit Agreement and has had undrawn availability equal to at least 20% of the maximum revolving advance amount under its North American-based credit facility (which maximum amount is currently $100,000,000) for the 30 consecutive days ending as of the date of the most recent North American borrowing base certificate delivered by the company under the Credit Agreement; and

•	the amendment of the availability block (which affects the company’s borrowing base) by reducing the block from $10,000,000 to $5,000,000, the effect of which is to increase borrowing capacity.

Also on February 16, 2016, the company executed a release, acknowledged by Wells Fargo Bank, N.A., as trustee, effecting the release as guarantors of all of the company’s subsidiaries that were guarantors of the company’s 4.125% Convertible Senior Subordinated Debentures due 2027, issued pursuant to the terms of the indenture, dated as of February 12, 2007, between the company and the trustee. See “Supplemental Guarantor Information”.
On February 23, 2016, the company issued $130,000,000 aggregate principal amount of 5.00% convertible senior notes due 2021 (the “notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. In connection with the offering, the company granted the initial purchasers an option to purchase (solely to cover over-allotments, if any) up to an additional $20,000,000 aggregate principal amount of notes, for which notice of exercise shall be delivered to the company within a 13-day period beginning on, and including, the date the Company first issues the notes.

The notes bear interest at a rate of 5.00% per year payable semi-annually in arrears on February 15 and August 15 of each year, beginning August 15, 2016. The notes will mature on February 15, 2021, unless repurchased or converted in accordance with their terms prior to such date. Prior to August 15, 2020, the notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Unless and until the company obtains shareholder approval under applicable New York Stock Exchange rules, the notes will be convertible, subject to certain conditions, into cash. If the company obtains such shareholder approval, the notes may be settled in cash, the company’s common shares or a combination of cash and the company’s common shares, at the company’s election. Holders of the notes will have the right to require the company to repurchase all or some of their notes at 100% of their principal, plus any accrued and unpaid interest, upon the occurrence of certain fundamental changes. The conversion rate will initially be 60.0492 common shares per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $16.65 per common share).

In connection with the offering of the notes, the company entered into privately negotiated convertible note hedge transactions with two financial institutions (the “option counterparties”). These transactions cover, subject to customary anti-dilution adjustments, the number of the company’s common shares that will initially underlie the notes, and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the notes. The company entered into separate, privately negotiated warrant transactions with the option counterparties at a higher strike price relating to the same number of the company’s common shares, subject to customary anti-dilution adjustments, pursuant to which the company will sell warrants to the option counterparties. The warrants could have a dilutive effect on the company’s outstanding common shares and the company’s earnings per share to the extent that the price of the company’s common shares exceeds the strike price of those warrants. The strike price of the warrants will initially be $22.4175 per share and is subject to certain adjustments under the terms of the warrant transactions.

The net proceeds from the offering were approximately $124,800,000, after deducting fees and estimated offering expenses payable by the company and excluding the option by the purchasers to purchase an additional $20,000,000 aggregate principal amount of notes. Approximately $5,000,000 of the net proceeds from the offering were used to repurchase the company’s common shares from purchases of notes in the offering in privately negotiated transactions. A portion of the net proceeds from the offering were used to pay the cost of the convertible note hedge transactions (after such cost is partially offset by the proceeds to the company from the sale of the warrant transactions), which net cost was $13,520,000. The company intends to use the remaining net proceeds from the offering for working capital and general corporate purposes, which may include funding portions of the

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

company’s ongoing turnaround and addressing potential risks and contingencies described in the company’s Risk Factors as included in this Form 10-K.

Supplemental Guarantor Information

Effective February 12, 2007, substantially all of the domestic subsidiaries (the “Guarantor Subsidiaries”) of the company became guarantors of the indebtedness of Invacare Corporation under its 4.125% Convertible Senior Subordinated Debentures due 2027 (the “Debentures”) with an original aggregate principal amount of $135,000,000. The majority of the company’s subsidiaries are not guaranteeing the indebtedness of the Debentures (the “Non-Guarantor Subsidiaries”). Each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, to pay principal, premium and interest related to the Debentures and each of the Guarantor Subsidiaries are directly or indirectly100%-owned subsidiaries of the company. Specifically, the Debentures are guaranteed on an unsecured senior subordinated basis by all of the company's existing domestic subsidiaries (other than the company's captive insurance subsidiary and any receivables subsidiaries) and certain future direct and indirect 100% owned domestic subsidiaries. All of the guarantors are released and relieved of any liability under such guarantees upon the satisfaction and discharge of the indenture governing the debentures and the payment in full of the debentures. Additionally, in the event any subsidiary guarantor no longer guarantees any of the company's existing or future senior debt incurred in a public or private U.S. capital markets transaction, such guarantor shall be released and relieved of any liability which it has under the indenture governing the debentures. On February 16, 2016, all of the company’s subsidiaries were released as guarantors of the Debentures, pursuant to the terms of the Indenture, dated as of February 12, 2007, between the company and the trustee named therein. See "Subsequent Events".

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

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

	The company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Year ended December 31, 2015
Net sales	$211,178	$402,108	$649,966	$(120,914)	$1,142,338
Cost of products sold	187,272	305,592	457,634	(120,984)	829,514
Gross Profit	23,906	96,516	192,332	70	312,824
Selling, general and administrative expenses	111,814	63,068	144,965	—	319,847
Charge related to restructuring activities	1,339	—	632	—	1,971
Income (loss) from equity investee	69,636	29,353	703	(99,692)	—
Interest expense (income)—net	3,011	428	(693)	—	2,746
Earnings (Loss) from Continuing Operations Before Income Taxes	(22,622)	62,373	48,131	(99,622)	(11,740)
Income taxes	3,568	—	11,142	—	14,710
Net Earnings (Loss) from Continuing Operations	(26,190)	62,373	36,989	(99,622)	(26,450)
Net Earnings from Discontinued Operations	—	260	—	—	260
Net Earnings (Loss)	(26,190)	62,633	36,989	(99,622)	(26,190)

Other Comprehensive Income (Loss), net of Tax	(81,006)	(15,037)	(67,842)	82,879	(81,006)

Comprehensive Income (Loss)	$(107,196)	$47,596	$(30,853)	$(16,743)	$(107,196)

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
	The company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Year ended December 31, 2014
Net sales	$213,072	$413,067	$740,669	$(96,645)	$1,270,163
Cost of products sold	192,566	314,562	512,521	(96,874)	922,775
Gross Profit	20,506	98,505	228,148	229	347,388
Selling, general and administrative expenses	119,904	81,676	182,416	(83)	383,913
Charge related to restructuring activities	9,672	(1,326)	2,766	—	11,112
Asset write-downs to intangibles	—	13,041	—	—	13,041
Income (loss) from equity investee	53,536	35,208	280	(89,024)	—
Interest expense—net	175	2,114	243	—	2,532
Earnings (Loss) from Continuing Operations Before Income Taxes	(55,709)	38,208	43,003	(88,712)	(63,210)
Income taxes	361	—	5,189	—	5,550
Net Earnings (Loss) from Continuing Operations	(56,070)	38,208	37,814	(88,712)	(68,760)
Net Earnings from Discontinued Operations	—	12,690	—	—	12,690
Net Earnings (Loss)	(56,070)	50,898	37,814	(88,712)	(56,070)

Other Comprehensive Income (Loss), net of Tax	(53,537)	(5,057)	(50,058)	55,115	(53,537)

Comprehensive Income (Loss)	$(109,607)	$45,841	$(12,244)	$(33,597)	$(109,607)

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

	The company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Year ended December 31, 2013
Net sales	$241,871	$460,960	$720,978	$(89,304)	$1,334,505
Cost of products sold	211,896	338,650	506,308	(89,775)	967,079
Gross Profit	29,975	122,310	214,670	471	367,426
Selling, general and administrative expenses	123,377	93,731	177,530	2,694	397,332
Charge related to restructuring activities	6,356	79	2,901	—	9,336
Asset write-downs to intangibles and goodwill	—	1,250	273	—	1,523
Income (loss) from equity investee	133,350	29,644	286	(163,280)	—
Interest (income) expense—net	(1,661)	3,353	1,002	—	2,694
Earnings (Loss) from Continuing Operations Before Income Taxes	35,253	53,541	33,250	(165,503)	(43,459)
Income taxes (benefit)	2,202	(1,785)	10,458	—	10,875
Net Earnings (Loss) from Continuing Operations	33,051	55,326	22,792	(165,503)	(54,334)
Net Earnings from Discontinued Operations	—	87,385	—	—	87,385
Net Earnings (Loss)	33,051	142,711	22,792	(165,503)	33,051

Other Comprehensive Income (Loss), net of Tax	12,413	(2,309)	17,797	(15,488)	12,413

Comprehensive Income (Loss)	$45,464	$140,402	$40,589	$(180,991)	$45,464

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING CONDENSED BALANCE SHEETS

	The company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
December 31, 2015
Assets
Current Assets
Cash and cash equivalents	$14,047	$314	$45,694	$—	$60,055
Trade receivables, net	43,534	20,020	70,101	—	133,655
Installment receivables, net	—	361	784	—	1,145
Inventories, net	6,300	25,418	103,173	(2,084)	132,807
Intercompany advances, net	8,392	109	49,022	(57,523)	—
Other current assets	6,380	186	32,384	(4,491)	34,459
Total Current Assets	78,653	46,408	301,158	(64,098)	362,121
Investment in Subsidiaries	1,430,070	467,352	—	(1,897,422)	—
Intercompany Advances, net	1,115,121	1,881,567	185,389	(3,182,077)	—
Other Assets	3,095	727	837	—	4,659
Intangibles	123	388	30,489	—	31,000
Property and Equipment, net	32,382	10,170	36,131	—	78,683
Goodwill	—	12,142	349,538	—	361,680
Total Assets	$2,659,444	$2,418,754	$903,542	$(5,143,597)	$838,143
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$38,395	$8,699	$58,514	$—	$105,608
Accrued expenses	31,061	20,940	74,910	(4,491)	122,420
Current taxes, payable and deferred	1,336	—	16,252	—	17,588
Intercompany advances, net	43,972	2,412	11,140	(57,524)	—
Short-term debt and current maturities of long-term obligations	880	275	873	—	2,028
Total Current Liabilities	115,644	32,326	161,689	(62,015)	247,644
Long-Term Debt	35,326	7,257	2,509	—	45,092
Other Long-Term Obligations	31,821	1,752	49,016	—	82,589
Intercompany Advances, net	2,013,835	1,116,834	51,407	(3,182,076)	—
Total Shareholders’ Equity	462,818	1,260,585	638,921	(1,899,506)	462,818
Total Liabilities and Shareholders’ Equity	$2,659,444	$2,418,754	$903,542	$(5,143,597)	$838,143

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING CONDENSED BALANCE SHEETS

	The company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
December 31, 2014
Assets
Current Assets
Cash and cash equivalents	$7,340	$355	$31,236	$—	$38,931
Trade receivables, net	47,030	21,979	85,198	—	154,207
Installment receivables, net	—	292	762	—	1,054
Inventories, net	25,021	25,784	107,139	(2,383)	155,561
Deferred income taxes	—	—	2,048	—	2,048
Intercompany advances, net	10,007	976	84,816	(95,799)	—
Other current assets	8,082	228	33,123	(4,635)	36,798
Assets held for sale - current	3,982	13,406	—	—	17,388
Total Current Assets	101,462	63,020	344,322	(102,817)	405,987
Investment in Subsidiaries	1,409,482	491,541	—	(1,901,023)	—
Intercompany Advances, net	1,049,235	1,685,366	184,652	(2,919,253)	—
Other Assets	16,955	657	1,441	—	19,053
Intangibles	286	393	37,334	—	38,013
Property and Equipment, net	29,632	7,209	42,818	—	79,659
Goodwill	—	11,968	409,051	—	421,019
Total Assets	$2,607,052	$2,260,154	$1,019,618	$(4,923,093)	$963,731
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$48,815	$6,363	$64,749	$—	$119,927
Accrued expenses	51,613	20,533	88,188	(4,635)	155,699
Current taxes, payable and deferred	1,632	—	11,002	—	12,634
Intercompany advances, net	81,141	1,738	12,921	(95,800)	—
Short-term debt and current maturities of long-term obligations	—	—	959	—	959
Liabilities held for sale - current	632	381	—	—	1,013
Total Current Liabilities	183,833	29,015	177,819	(100,435)	290,232
Long-Term Debt	15,351	—	4,021	—	19,372
Other Long-Term Obligations	28,551	—	60,254	—	88,805
Intercompany Advances, net	1,813,995	1,051,170	54,088	(2,919,253)	—
Total Shareholders’ Equity	565,322	1,179,969	723,436	(1,903,405)	565,322
Total Liabilities and Shareholders’ Equity	$2,607,052	$2,260,154	$1,019,618	$(4,923,093)	$963,731

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

	The company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Year ended December 31, 2015
Net Cash Provided (Used) by Operating Activities	$(26,382)	$2,125	$18,774	$105	$(5,378)
Investing Activities
Purchases of property and equipment	(464)	(704)	(6,354)	—	(7,522)
Proceeds from sale of property and equipment	23,040	52	25	—	23,117
Proceeds from sale of businesses	—	13,700	—	—	13,700
Decrease in other long-term assets	14,488	—	515	—	15,003
Other	—	5	178	(105)	78
Net Cash Provided (Used) for Investing Activities	37,064	13,053	(5,636)	(105)	44,376
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	214,755	—	4,848	—	219,603
Payments on revolving lines of credit and long-term borrowings	(217,589)	(15,219)	—	—	(232,808)
Proceeds from exercise of equity awards	2,402	—	—	—	2,402
Payment of financing costs	(1,954)	—	—	—	(1,954)
Payment of dividends	(1,589)	—	—	—	(1,589)
Net Cash Used (Provided) by Financing Activities	(3,975)	(15,219)	4,848	—	(14,346)
Effect of exchange rate changes on cash	—	—	(3,528)	—	(3,528)
Increase (decrease) in cash and cash equivalents	6,707	(41)	14,458	—	21,124
Cash and cash equivalents at beginning of year	7,340	355	31,236	—	38,931
Cash and cash equivalents at end of year	$14,047	$314	$45,694	$—	$60,055

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

	The company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Year ended December 31, 2014
Net Cash (Used) Provided by Operating Activities	$(34,135)	$(511)	$14,105	$29,433	$8,892
Investing Activities
Purchases of property and equipment	(2,256)	(1,811)	(8,260)	—	(12,327)
Proceeds from sale of property and equipment	—	—	2,521	—	2,521
Proceeds from sale of businesses	—	21,870	—	—	21,870
Decrease in other long-term assets	20,926	—	23	—	20,949
Other	44,420	(14,393)	(25)	(29,433)	569
Net Cash Provided (Used) for Investing Activities	63,090	5,666	(5,741)	(29,433)	33,582
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	255,658	—	—	—	255,658
Payments on revolving lines of credit and long-term borrowings	(277,570)	(5,113)	(4,029)	—	(286,712)
Proceeds from exercise of equity awards	480	—	—	—	480
Payment of dividends	(1,584)	—	—	—	(1,584)
Net Used by Financing Activities	(23,016)	(5,113)	(4,029)	—	(32,158)
Effect of exchange rate changes on cash	—	—	(1,170)	—	(1,170)
Increase in cash and cash equivalents	5,939	42	3,165	—	9,146
Cash and cash equivalents at beginning of year	1,401	313	28,071	—	29,785
Cash and cash equivalents at end of year	$7,340	$355	$31,236	$—	$38,931

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

	The company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Year ended December 31, 2013
Net Cash Provided (Used) by Operating Activities	$11,566	$(68,792)	$1,891	$65,389	$10,054
Investing Activities
Purchases of property and equipment	(3,601)	(4,020)	(6,537)	—	(14,158)
Proceeds from sale of property and equipment	4	13	868	—	885
Proceeds from sale of businesses	—	187,552	—	—	187,552
Decrease in other long-term assets	833	—	168	—	1,001
Other	181,195	(113,067)	20	(68,083)	65
Net Cash Provided (Used) for Investing Activities	178,431	70,478	(5,481)	(68,083)	175,345
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	323,187	—	29,268	—	352,455
Payments on revolving lines of credit and long-term borrowings	(516,488)	(2,391)	(26,995)	—	(545,874)
Proceeds from exercise of equity awards	512	—	—	—	512
Payment of dividends	(1,581)	—	(2,694)	2,694	(1,581)
Net Cash (Used) Provided by Financing Activities	(194,370)	(2,391)	(421)	2,694	(194,488)
Effect of exchange rate changes on cash	—	—	83	—	83
Decrease in cash and cash equivalents	(4,373)	(705)	(3,928)	—	(9,006)
Cash and cash equivalents at beginning of year	5,774	1,018	31,999	—	38,791
Cash and cash equivalents at end of year	$1,401	$313	$28,071	$—	$29,785

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Interim Financial Information (unaudited)

	QUARTER ENDED (In thousands, except per share data)
	March 31,	June 30,	September 30,	December 31,
2015
Net sales	$289,024	$286,273	$283,776	$283,265
Gross profit	77,095	77,287	77,639	80,803
Earnings (loss) from continuing operations before income taxes	(5,039)	(6,492)	(790)	581
Net loss from continuing operations	(7,514)	(8,217)	(7,790)	(2,929)
Net earnings from discontinued operations	260	—	—	—
Net loss	(7,254)	(8,217)	(7,790)	(2,929)
Net loss per share from continuing operations—basic	(0.23)	(0.26)	(0.24)	(0.09)
Net earnings per share from discontinued operations—basic	0.01	—	—	—
Net loss per share—basic	(0.23)	(0.26)	(0.24)	(0.09)
Loss per share from continuing operations—assuming dilution *	(0.23)	(0.26)	(0.24)	(0.09)
Net earnings per share from discontinued operations—assuming dilution	0.01	—	—	—
Net loss per share—assuming dilution *	(0.23)	(0.26)	(0.24)	(0.09)

	March 31,	June 30,	September 30,	December 31,
2014
Net sales	$304,501	$326,943	$320,520	$318,199
Gross profit	82,793	91,578	84,647	88,370
Loss from continuing operations before income taxes	(16,870)	(11,580)	(26,375)	(8,385)
Net loss from continuing operations	(18,895)	(14,455)	(28,725)	(6,685)
Net earnings (loss) from discontinued operations	919	842	13,629	(2,700)
Net loss	(17,976)	(13,613)	(15,096)	(9,385)
Net loss per share from continuing operations—basic	(0.59)	(0.45)	(0.90)	(0.21)
Net earnings (loss) per share from discontinued operations—basic	0.03	0.03	0.43	(0.08)
Net loss per share—basic	(0.56)	(0.43)	(0.47)	(0.29)
Net loss per share from continuing operations—assuming dilution *	(0.59)	(0.45)	(0.90)	(0.21)
Net earnings (loss) per share from discontinued operations—assuming dilution	0.03	0.03	0.42	(0.08)
Net loss per share—assuming dilution *	(0.56)	(0.43)	(0.47)	(0.29)

* Net earnings (loss) per share assuming dilution calculated utilizing weighted average shares outstanding - basic in periods in which there is a net loss.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The description of significant items affecting continuing operations for each quarter presented are detailed below. The company has classified Altimate as a discontinued operation for all periods presented.

Loss and loss per share for the quarter ended March 31, 2015 reflects restructuring charges of $240,000 ($240,000 after tax or $0.01 per share assuming dilution) and increased amortization expense related to the write-off of debt fees related to a debt amendment of $668,000 ($668,000 after tax or $0.02 per share assuming dilution).

Loss and loss per share for the quarter ended June 30, 2015 reflects restructuring charges of $689,000 ($635,000 after tax or $0.02 per share assuming dilution).

Loss and loss per share for the quarter ended September 30, 2015 reflects a tax expense impact as a result of goodwill deducted for tax purposes from the sale of the rentals business of $3,400,000 ($0.11 per share assuming dilution).

Loss and loss per share for the quarter ended December 31, 2015 reflects recall warranty expense reversal of $2,325,000 ($2,325,000 after tax or $0.07 per share assuming dilution) and restructuring charges of $1,031,000 pre-tax ($957,000 after tax or $0.03 per share assuming dilution).

Loss and loss per share for the quarter ended March 31, 2014 reflects restructuring charges of $2,240,000 ($1,811,000 after tax or $0.06 per share assuming dilution), incremental recall warranty expense of $2,237,000 ($2,100,000 after tax or $0.07 per share assuming dilution) and increased amortization expense related to the write-off of debt fees related to a debt amendment of $1,070,000 ($1,070,000 after tax or $0.03 per share assuming dilution).

Loss and loss per share for the quarter ended June 30, 2014 reflects restructuring charges of $2,090,000 ($1,711,000 after tax or $0.05 per share assuming dilution).

Loss and loss per share for the quarter ended September 30, 2014 reflects restructuring charge of $4,077,000 ($3,842,000 after tax or $0.12 per share assuming dilution), incremental recall warranty expense of $9,256,000 ($8,701,000 after tax or $0.27 per share assuming dilution), intangible asset write-downs of $8,253,000 ($8,253,000 after tax or $0.26 per share assuming dilution)and a positive impact of an intraperiod tax allocation associated with discontinued operations of $1,550,000 ($0.05 per share assuming dilution).

Loss and loss per share for the quarter ended December 31, 2014 reflects restructuring charges of $2,705,000 ($2,732,000 after tax or $0.09 per share assuming dilution), asset write-downs for intangibles of $4,788,000 ($4,788,000 after tax or $0.15 per share assuming dilution) and the positive impact of an intraperiod tax allocation associated with discontinued operations $2,700,000 ($0.08 per share assuming dilution).

INVACARE CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	COL A.	COL B.	COL C.		COL D.
	Balance At Beginning of Period	Charged To Cost And Expenses	Additions (Deductions) Describe		Balance At End of Period
		(In thousands)
Year Ended December 31, 2015
Deducted from asset accounts—
Allowance for doubtful accounts	$17,822	$754	$(5,297)	(A)	$13,279
Inventory obsolescence reserve	17,617	5,054	(5,983)	(B)	16,688
Tax valuation allowances	133,912	19,717	(1,657)	(D)	151,972
Accrued warranty cost	30,738	9,899	(17,817)	(B)	22,820
Accrued product liability	23,194	5,250	(10,735)	(C)	17,709
Year Ended December 31, 2014
Deducted from asset accounts—
Allowance for doubtful accounts	$23,144	$1,765	$(7,087)	(A)	$17,822
Inventory obsolescence reserve	15,135	5,993	(3,511)	(B)	17,617
Tax valuation allowances	117,790	33,195	(17,073)	(D)	133,912
Accrued warranty cost	27,393	26,097	(22,752)	(B)	30,738
Accrued product liability	20,368	5,910	(3,084)	(C)	23,194
Year Ended December 31, 2013
Deducted from asset accounts—
Allowance for doubtful accounts	$25,232	$3,684	$(5,772)	(A)	$23,144
Inventory obsolescence reserve	13,085	5,310	(3,260)	(B)	15,135
Tax valuation allowances	97,406	1,078	19,306	(D)	117,790
Accrued warranty cost	21,451	19,394	(13,452)	(B)	27,393
Accrued product liability	20,334	7,039	(7,005)	(C)	20,368
  ________________________
Note (A)—Uncollectible accounts written off, net of recoveries.
Note (B)—Amounts written off or payments incurred.
Note (C)—Loss and loss adjustment.
Note (D)—Other activity not affecting federal or foreign tax expense.