Form 10-Q
period 2016-03-31
INVACARE CORP
filed 2016-05-06
CIK 742112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

As of May 4, 2016, the registrant had 31,752,836 Common Shares and 733,309 Class B Common Shares outstanding.

INVACARE CORPORATION

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Income (Loss) (unaudited)

(In thousands, except per share data)	Three Months Ended March 31,
	2016	2015
Net sales	$257,552	$289,024
Cost of products sold	189,692	211,929
Gross Profit	67,860	77,095
Selling, general and administrative expenses	73,213	81,240
Charges related to restructuring activities	102	240
Operating Loss	(5,455)	(4,385)
Gain on convertible debt derivatives	(604)	—
Interest expense	1,994	692
Interest income	(54)	(38)
Loss from Continuing Operations Before Income Taxes	(6,791)	(5,039)
Income tax provision	1,825	2,475
Net loss from Continuing Operations	(8,616)	(7,514)
Gain on Sale of Discontinued Operations (net of tax of $0 and $140)	—	260
Total Net Earnings from Discontinued Operations	—	260
Net Loss	$(8,616)	$(7,254)
Dividends Declared per Common Share	$0.0125	$0.0125
Net Earnings (Loss) per Share—Basic
Net Loss from Continuing Operations	$(0.27)	$(0.23)
Net Earnings from Discontinued Operations	$—	$0.01
Net Loss per Share—Basic	$(0.27)	$(0.23)
Weighted Average Shares Outstanding—Basic	32,371	32,125
Net Earnings (Loss) per Share—Assuming Dilution
Net Loss from Continuing Operations	$(0.27)	$(0.23)
Net Earnings from Discontinued Operations	$—	$0.01
Net Loss per Share—Assuming Dilution	$(0.27)	$(0.23)
Weighted Average Shares Outstanding—Assuming Dilution	32,600	32,389

Net Loss	$(8,616)	$(7,254)
Other comprehensive income (loss):
Foreign currency translation adjustments	10,769	(53,378)
Defined Benefit Plans:
Amortization of prior service costs and unrecognized gains	(190)	94
Deferred tax adjustment resulting from defined benefit plan activity	(16)	(33)
Valuation reserve associated with defined benefit plan activity	16	33
Current period unrealized gain on cash flow hedges	1,165	2,020
Deferred tax loss related to unrealized loss on cash flow hedges	(203)	(96)
Other Comprehensive Income (Loss)	11,541	(51,360)
Comprehensive Income (Loss)	$2,925	$(58,614)

See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)

	March 31, 2016	December 31, 2015
	(In thousands)
Assets
Current Assets
Cash and cash equivalents	$144,704	$60,055
Trade receivables, net	141,519	133,655
Installment receivables, net	1,114	1,145
Inventories, net	143,814	132,807
Other current assets	37,060	34,459
Total Current Assets	468,211	362,121
Other Assets	33,663	4,659
Intangibles	31,265	31,000
Property and Equipment, net	77,625	78,683
Goodwill	370,963	361,680
Total Assets	$981,727	$838,143
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$104,124	$105,608
Accrued expenses	112,439	122,420
Current taxes payable	16,698	17,588
Short-term debt and current maturities of long-term obligations	2,033	2,028
Total Current Liabilities	235,294	247,644
Long-Term Debt	155,099	45,092
Other Long-Term Obligations	116,510	82,589
Shareholders’ Equity
Preferred Shares (Authorized 300 shares; none outstanding)	—	—
Common Shares (Authorized 100,000 shares; 35,332 and 35,024 issued in 2016 and 2015, respectively)—no par	8,965	8,815
Class B Common Shares (Authorized 12,000 shares; 734 issued and outstanding in 2016 and 2015, respectively)—no par	184	184
Additional paid-in-capital	261,353	247,022
Retained earnings	301,567	310,583
Accumulated other comprehensive income	2,154	(9,387)
Treasury shares (3,585 and 3,194 shares in 2016 and 2015, respectively)	(99,399)	(94,399)
Total Shareholders’ Equity	474,824	462,818
Total Liabilities and Shareholders’ Equity	$981,727	$838,143

See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (unaudited)

	Three Months Ended March 31,
	2016	2015
Operating Activities	(In thousands)
Net loss	$(8,616)	$(7,254)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of businesses	—	(260)
Depreciation and amortization	4,032	5,353
Provision for losses on trade and installment receivables	47	272
Provision (benefit) for deferred income taxes	(29)	82
Provision for other deferred liabilities	79	110
Provision for stock-based compensation	2,089	411
Loss (gain) on disposals of property and equipment	19	(11)
Loss on debt extinguishment including debt finance charges and associated fees	—	668
Amortization of convertible debt discount	664	191
Gain on convertible debt derivatives	(604)	—
Changes in operating assets and liabilities:
Trade receivables	(6,938)	(9,756)
Installment sales contracts, net	(674)	(402)
Inventories	(9,480)	(2,066)
Other current assets	(2,495)	293
Accounts payable	(2,529)	3,408
Accrued expenses	(12,108)	(14,179)
Other long-term liabilities	(2,162)	349
Net Cash Used by Operating Activities	(38,705)	(22,791)
Investing Activities
Purchases of property and equipment	(1,464)	(2,818)
Proceeds from sale of property and equipment	4	78
Change in other long-term assets	(103)	13,392
Other	42	(3)
Net Cash (Used) Provided by Investing Activities	(1,521)	10,649
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	121,977	71,064
Payments on revolving lines of credit and long-term borrowings	(497)	(73,633)
Proceeds from exercise of stock options	17	200
Payment of financing costs	(4,562)	(1,391)
Payment of dividends	(400)	(397)
Issuance of warrants	12,375	—
Purchase of treasury stock	(5,000)	—
Net Cash Provided (Used) by Financing Activities	123,910	(4,157)
Effect of exchange rate changes on cash	965	(2,014)
Increase (Decrease) in cash and cash equivalents	84,649	(18,313)
Cash and cash equivalents at beginning of year	60,055	38,931
Cash and cash equivalents at end of period	$144,704	$20,618
See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2016

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

Principles of Consolidation: The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of March 31, 2016 and the results of its operations and changes in its cash flow for the three months ended March 31, 2016 and 2015, respectively. Certain foreign subsidiaries, represented by the European segment, are consolidated using a February 29 quarter end in order to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the company's financial statements. All significant intercompany transactions are eliminated. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates: The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates.

Recent Accounting Pronouncements: In April 2014, the FASB issued ASU 2014-08 changing the presentation of discontinued operations on the statements of income and other requirements for reporting discontinued operations. Under the new standard, a disposal of a component or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component meets the criteria to be classified as held for sale or is disposed. The amendments in this update also require additional disclosures about discontinued operations and disposal of an individually significant component of an entity that does not qualify for discontinued operations. This standard was required to be prospectively applied to all reporting periods presented in financial reports issued after the effective date. This standard can impact the presentation of the company's financial statements but does not affect the calculation of net income, comprehensive income or earnings per share. The company adopted ASU 2014-08 effective January 1, 2015 which impacted the company’s Condensed Consolidated Statement of Comprehensive Income (Loss), Balance Sheets and Statement of Cash Flows. Specifically, the disposal by the company of its United States Rentals businesses, in the third quarter of 2015, was not deemed to be a discontinued operation.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 requires a company to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The guidance requires five steps to be applied: 1) identify the contract(s) with customers, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligation in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also requires both quantitative and qualitative disclosures, which are more comprehensive than existing revenue standards. The disclosures are intended to enable financial statement users to understand the nature, timing and uncertainty of revenue and the related cash flow. An entity can apply the new revenue standard retrospectively to each prior reporting period presented or retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings. The new accounting guidance is effective for annual periods beginning after December 15, 2017, due to an approved one-year deferral, and early adoption is permitted. The company is currently reviewing the impact of the adoption of ASU 2014-09 on the company's financial statements.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires debt issuance costs to be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, which is similar to the presentation of debt discounts or premiums. Debt issuance costs are currently reported on the balance sheet as assets and amortized as interest expense. ASU 2015-03 does not change the recognition and measurement guidance for debt issuance costs and requires retrospective application to all periods presented upon adoption. The company adopted ASU 2015-03 effective January 1, 2016 which did not have a material impact on the company's financial statements.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2016

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” to simplify the subsequent measurement of inventory. After effectiveness of this update, entities will be required to subsequently measure inventory at the lower of cost or net realizable value rather than at the lower of cost or market. This update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods, and early adoption is permitted. The company is currently reviewing the impact of the adoption of ASU 2015-11 on the company's financial statements.

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes." ASU 2015-17 requires deferred tax assets and liabilities to be classified as noncurrent amounts on the balance sheet. The new accounting guidance is effective for fiscal periods beginning after December 15, 2016 and early adoption is permitted. The company adopted ASU 2015-17, on a prospective basis, effective October 1, 2015 and thus the company's deferred tax assets and liabilities have been classified as long-term in its Balance Sheet for all periods presented.

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

In March 2016, the FASB issued ASU 2016-09, "Compensation – Stock Compensation: Topic 718: Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This pronouncement is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The company is currently reviewing the impact of the adoption of ASU 2016-09 on the company's financial statements.

Operations Held For Sale
On May 14, 2015, the company's board of directors authorized the company and Invacare Continuing Care, Inc., a Missouri Corporation and wholly-owned subsidiary of the company ("ICC") to enter into an agreement to sell all the issued and outstanding membership interests of Dynamic Medical Systems, LLC, a Nevada limited liability company, and Invacare Outcomes Management, LLC, a Delaware limited liability company, each a wholly-owned subsidiary of ICC (“collectively, the rentals businesses”). The company determined on that date that the "held for sale" criteria of ASC 360-10-45-9 were met, and accordingly, the assets and liabilities of the rentals businesses (long-lived asset disposal group) are shown at their carrying amounts, which approximate their fair values. The rentals businesses had been operated on a stand-alone basis and reported as part of the Institutional Products Group (IPG) segment of the company.

On July 2, 2015, ICC completed the sale (the "Transaction") of all the issued and outstanding membership interests in the rentals businesses, pursuant to a Membership Interest Purchase Agreement (the “Purchase Agreement”) among the company, ICC and Joerns Healthcare Parent, LLC, a Delaware limited liability company. The price paid to ICC for the rentals businesses was approximately $15,500,000 in cash, which was subject to certain post-closing adjustments required by the Purchase Agreement. Net proceeds from the Transaction were approximately $13,700,000, net of taxes and expenses. The company recorded a pre-tax gain of approximately $24,000 in the third quarter of 2015, which represents the excess of the net sales price over the book value of the assets and liabilities of the rentals businesses, as of the date of completion of the disposition. The company recorded expenses related to the sale of the rentals businesses totaling $1,792,000, of which $1,244,000 have been paid as of March 31, 2016. The sale of the rentals businesses was not dilutive to the company's results. The company utilized the net proceeds from the sale to reduce debt outstanding under its credit agreement. The company determined that the sale of the rentals businesses did not meet the criteria for classification as a discontinued operation in accordance with ASU 2014-08. The rentals businesses were treated as held for sale as of June 30, 2015 until sold on July 2, 2015.

Discontinued Operations
From 2012 through 2014, the company sold three businesses which were classified as discontinued operations. The company recorded cumulative expenses related to the sale of discontinued operations totaling $8,801,000, of which $8,405,000 have been paid as of March 31, 2016.The company recorded an incremental intra-period tax allocation expense to discontinued operations for the three months ended March 31, 2015 which represented the cumulative intra-period allocation expense to discontinued operations based on the company's March 31, 2015 estimates of the projected domestic taxable loss related to continuing operations for 2015.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2016

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

The estimated allowance for uncollectible amounts ($9,753,000 at March 31, 2016 and $10,487,000 at December 31, 2015) is based primarily on management’s evaluation of the financial condition of specific customers. In addition, as a result of the company's financing arrangement with De Lage Landen, Inc. ("DLL"), a third party financing company which the company has worked with since 2000, management monitors the collection status of these contracts in accordance with the company’s limited recourse obligations and provides amounts necessary for estimated losses in the allowance for doubtful accounts and establishes reserves for specific customers as needed. The company writes off uncollectible trade accounts receivable after such receivables are moved to collection status and legal remedies are exhausted. See Concentration of Credit Risk in the Notes to the Consolidated Financial Statements for a description of the financing arrangement. Long-term installment receivables are included in “Other Assets” on the consolidated balance sheet.

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

The estimated allowance for uncollectible amounts and evaluation for impairment for both classes of installment receivables is based on the company’s quarterly review of the financial condition of each individual customer with the allowance for doubtful accounts adjusted accordingly. Installments are individually and not collectively reviewed for impairment. The company assesses the bad debt reserve levels based upon the status of the customer’s adherence to legally negotiated payment schedule and the company’s ability to enforce judgments, liens, etc.

For purposes of granting or extending credit, the company utilizes a scoring model to generate a composite score that considers each customer’s consumer credit score and/or D&B credit rating, payment history, security collateral and time in business. Additional analysis is performed for most customers desiring credit greater than $250,000, which generally includes a detailed review of the customer’s financial statements as well as consideration of other factors such as exposure to changing reimbursement laws.

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2016

Installment receivables consist of the following (in thousands):

	March 31, 2016			December 31, 2015
	Current	Long- Term	Total	Current	Long- Term	Total
Installment receivables	$2,161	$3,087	$5,248	$2,309	$2,318	$4,627
Less: Unearned interest	(40)	—	(40)	(42)	—	(42)
	2,121	3,087	5,208	2,267	2,318	4,585
Allowance for doubtful accounts	(1,007)	(2,225)	(3,232)	(1,122)	(1,670)	(2,792)
	$1,114	$862	$1,976	$1,145	$648	$1,793

Installment receivables purchased from DLL during the three months ended March 31, 2016 increased the gross installment receivables balance by $903,000. No sales of installment receivables were made by the company during the quarter.

The movement in the installment receivables allowance for doubtful accounts was as follows (in thousands):

	Three Months Ended March 31, 2016	Year Ended December 31, 2015
Balance as of beginning of period	$2,792	$5,852
Current period provision (benefit)	547	(332)
Direct write-offs charged against the allowance	(107)	(2,728)
Balance as of end of period	$3,232	$2,792

Installment receivables by class as of March 31, 2016 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired installment receivables with a related allowance recorded	$4,248	$4,248	$3,153	$—
Canada
Non-Impaired installment receivables with no related allowance recorded	921	881	—	13
Impaired installment receivables with a related allowance recorded	79	79	79	—
Total Canadian installment receivables	1,000	960	79	13
Total
Non-Impaired installment receivables with no related allowance recorded	921	881	—	13
Impaired installment receivables with a related allowance recorded	4,327	4,327	3,232	—
Total installment receivables	$5,248	$5,208	$3,232	$13

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2016

Installment receivables by class as of December 31, 2015 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired installment receivables with a related allowance recorded	$3,618	$3,618	$2,729	$—
Canada
Non-Impaired installment receivables with no related allowance recorded	946	904	—	52
Impaired installment receivables with a related allowance recorded	63	63	63	—
Total Canadian installment receivables	1,009	967	63	52
Total
Non-Impaired installment receivables with no related allowance recorded	946	904	—	52
Impaired installment receivables with a related allowance recorded	3,681	3,681	2,792	—
Total installment receivables	$4,627	$4,585	$2,792	$52

Installment receivables with a related allowance recorded as noted in the table above represent those installment receivables on a non-accrual basis in accordance with ASU 2010-20. As of March 31, 2016, the company had no U.S. installment receivables past due of 90 days or more for which the company is still accruing interest. Individually, all U.S. installment receivables are assigned a specific allowance for doubtful accounts based on management’s review when the company does not expect to receive both the contractual principal and interest payments as specified in the loan agreement. In Canada, the company had an immaterial amount of Canadian installment receivables which were past due of 90 days or more as of March 31, 2016 and December 31, 2015 for which the company is still accruing interest.

The aging of the company’s installment receivables was as follows (in thousands):

	March 31, 2016			December 31, 2015
	Total	U.S.	Canada	Total	U.S.	Canada
Current	$899	$—	$899	$908	$—	$908
0-30 Days Past Due	2	—	2	16	—	16
31-60 Days Past Due	—	—	—	12	—	12
61-90 Days Past Due	—	—	—	1	—	1
90+ Days Past Due	4,347	4,248	99	3,690	3,618	72
	$5,248	$4,248	$1,000	$4,627	$3,618	$1,009

Inventories

Inventories consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Finished goods	$75,507	$67,207
Raw materials	57,432	54,005
Work in process	10,875	11,595
	$143,814	$132,807

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2016

Other Current Assets

Other current assets consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Value added tax receivables	$19,275	$18,031
Recoverable income taxes	390	367
Derivatives (foreign currency forward contracts)	4,273	4,143
Prepaid insurance	2,166	2,538
Prepaid and other current assets	10,956	9,380
	$37,060	$34,459

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Convertible Note Hedge Asset	$29,297	$—
Cash surrender value of life insurance policies	1,698	1,674
Deferred financing fees	891	1,088
Investments	161	160
Installment receivables	862	648
Deferred taxes	573	908
Other	181	181
	$33,663	$4,659

During the quarter ended March 31, 2016, the company issued $150,000,000 principle amount of Convertible Senior Notes due 2021. As part of the transaction, the company entered into related convertible note hedge derivatives which are included in the above table (Convertible Note Hedge Asset), the value of which will be adjusted quarterly to reflect fair value. See "Long-Term Debt" in the notes to the Consolidated Financial Statements included elsewhere in this report for more detail.

Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Machinery and equipment	$301,908	$299,721
Land, buildings and improvements	74,933	73,830
Furniture and fixtures	9,458	10,031
Leasehold improvements	11,795	11,966
	398,094	395,548
Less allowance for depreciation	(320,469)	(316,865)
	$77,625	$78,683

Goodwill
The change in goodwill from December 31, 2015 to March 31, 2016 was due to foreign currency translation.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2016

Intangibles

All of the company’s intangible assets have been assigned definite lives and continue to be amortized over their useful lives, except for $25,005,000 related to trademarks, which have indefinite lives. The changes in intangible balances reflected on the balance sheet from December 31, 2015 to March 31, 2016 were the result of foreign currency translation and amortization.

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

	March 31, 2016		December 31, 2015
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer lists	$50,940	$46,288	$49,858	$45,019
Trademarks	25,005	—	24,524	—
License agreements	1,150	1,150	1,098	1,098
Developed technology	7,497	6,013	7,405	5,921
Patents	5,545	5,455	5,959	5,843
Other	1,162	1,128	1,161	1,124
	$91,299	$60,034	$90,005	$59,005

Amortization expense related to intangibles was $406,000 in the first three months of 2016 and is estimated to be $1,608,000 in 2016, $1,527,000 in 2017, $1,510,000 in 2018, $1,881,000 in 2019, $180,000 in 2020 and $178,000 in 2021. Amortized intangibles are being amortized on a straight-line basis over remaining lives of 1 to 10 years with the majority of the intangibles being amortized over an average remaining life of approximately 5 years.

Accrued Expenses

Accrued expenses consist of accruals for the following (in thousands):

	March 31, 2016	December 31, 2015
Salaries and wages	$31,591	$41,305
Taxes other than income taxes, primarily Value Added Taxes	18,550	21,424
Warranty cost	24,154	22,820
Supplemental Executive Retirement Program	1,279	1,279
Freight	6,952	6,153
Professional	6,923	5,774
Product liability, current portion	3,193	3,127
Rebates	1,506	1,791
Insurance	644	695
Interest	1,529	872
Derivative liabilities	1,207	2,014
Severance	1,522	2,477
Other items, principally trade accruals	13,389	12,689
	$112,439	$122,420

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2016

Accrued rebates relate to several volume incentive programs the company offers its customers. The company accounts for these rebates as a reduction of revenue when the products are sold in accordance with the guidance in ASC 605-50, Customer Payments and Incentives.

Generally, the company's products are covered by warranties against defects in material and workmanship for various periods depending on the product from the date of sales to the customer. Certain components carry a lifetime warranty. A provision for estimated warranty cost is recorded at the time of sale based upon actual experience. The company continuously assesses the adequacy of its product warranty accrual and makes adjustments as needed. Historical analysis is primarily used to determine the company's warranty reserves. Claims history is reviewed and provisions are adjusted as needed. However, the company does consider other events, such product field actions and recalls, which could warrant additional warranty reserve provision.

In 2016, the company recorded additional warranty expense of $1,220,000 for a product recall which was related to a bed component, which was recorded in the North America/HME segment. The company's warranty reserves are subject to adjustment in future periods to the extent that new developments change the company's estimate of the total cost of these matters.
The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

Balance as of January 1, 2016	$22,820
Warranties provided during the period	3,878
Settlements made during the period	(4,130)
Changes in liability for pre-existing warranties during the period, including expirations	1,586
Balance as of March 31, 2016	$24,154

Long-Term Debt

Debt consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Senior secured revolving credit facility, due in January 2018	$—	$—
Convertible senior notes at 5.00%, due in February 2021	110,214	—
Convertible senior subordinated debentures at 4.125%, due in February 2027	12,361	12,147
Other notes and lease obligations	34,557	34,973
	157,132	47,120
Less current maturities of long-term debt	(2,033)	(2,028)
	$155,099	$45,092

The company had outstanding letters of credit of $3,555,000 and $3,230,000 as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016, the weighted average floating interest rate on all borrowings, excluding capital leases, was 4.83% compared to 3.83% as of December 31, 2015. There were no borrowings denominated in foreign currencies, excluding a portion of the company's capital leases, as of March 31, 2016 or December 31, 2015.

On September 30, 2015 the company entered into an Amended and Restated Revolving Credit and Security Agreement (the “Credit Agreement”), amending and restating the company’s existing Revolving Credit and Security Agreement which was originally entered into on January 16, 2015 and amended on April 22, 2015 (the “Original Credit Agreement”) and which matures in January 2018. The Credit Agreement was entered into by and among the company, certain of the company’s direct and indirect U.S. and Canadian subsidiaries and certain of the company’s European subsidiaries (together with the company, the “Borrowers”), certain other of the company’s direct and indirect U.S., Canadian and European subsidiaries (the “Guarantors”), and PNC Bank, National Association (“PNC”), JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited, KeyBank National Association, and Citizens Bank, National Association (the “Lenders”). PNC is the administrative agent (the “Administrative Agent”) and J.P. Morgan Europe Limited is the European agent (the “European Agent”) under the Credit Agreement.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2016

In connection with entering into the company's Original Credit Agreement and the Credit Agreement, the company incurred $1,954,000 in fees which were capitalized and are being amortized through January 2018. In addition, as a result of terminating the previous credit agreement, which was scheduled to mature in October 2015, the company wrote off $668,000 in previously capitalized fees in the first quarter of 2015, which is reflected in the expense of the North America / HME segment.

On February 16, 2016, in connection with the commencement of the company's offering of 5.00% convertible senior notes due 2021 described below, the company entered into a First Amendment to Amended and Restated Revolving Credit and Security Agreement (the “Credit Agreement Amendment”), which amended the Credit Agreement. The Credit Agreement Amendment provided for, among other things:

•	the amendment of the negative covenant regarding indebtedness to permit the issuance of the convertible senior notes due 2021;

•	the amendment of various negative covenants to permit the convertible note hedge and warrant transactions entered into by the company in connection with the issuance of the convertible senior notes;

•
the amendment of the mandatory prepayment provision to eliminate the prepayment requirement that would have otherwise been required upon the receipt of proceeds from the issuance of the convertible senior notes and the sale of the warrants and the negative covenant regarding dividends to permit the issuance of certain equity interests, payment of interest on the notes and certain payments to be made upon conversion of the convertible notes, as well as upon the exercise, settlement or termination of the convertible note hedge and warrant transactions, so long as the company is not, and would not after giving pro-forma effect to any such transaction be, in default under the Credit Agreement and has had undrawn availability equal to at least 20% of the maximum revolving advance amount under its North American-based credit facility (which maximum amount is currently $100,000,000) for the 30 consecutive days ending delivered by the company under the Credit Agreement;

•
the amendment of the negative covenant to permit the repurchase by the company of up to $5,000,000 of its common shares (which were subsequently repurchased in connection with the issuance of the convertible notes) so long as the company is not, and would not after giving pro-forma effect to any such repurchase be, in default under the Credit Agreement and has had undrawn availability equal to at least 20% of the maximum revolving advance amount under its North American-based credit facility (which maximum amount is currently $100,000,000) for the 30 consecutive days ending as of the date of the most recent North American borrowing base certificate delivered by the company under the Credit Agreement;

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

U.S. and Canadian Borrowers Credit Facility

For the company's U.S. and Canadian Borrowers, the Credit Agreement provides for an asset-based-lending senior secured revolving credit facility which is secured by substantially all of the company’s U.S. and Canadian assets, other than real estate. The Credit Agreement provides the company and the other Borrowers with a credit facility in an aggregate principal amount of $100,000,000, subject to availability based on a borrowing base formula, under a senior secured revolving credit, letter of credit and swing line loan facility (the “U.S. and Canadian Credit Facility”). Up to $25,000,000 of the U.S. and Canadian Credit Facility will be available for issuance of letters of credit. The aggregate principal amount of the U.S. and Canadian Credit Facility may be

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2016 increased by up to $25,000,000 to the extent requested by the company and agreed to by any Lender or new financial institution approved by the Administrative Agent. The aggregate borrowing availability under the U.S. and Canadian Credit Facility is determined based on a borrowing base formula set forth in the Credit Agreement and summarized below.

Under the Credit Agreement, the aggregate usage under the U.S. and Canadian Credit Facility may not exceed an amount equal to the sum of (a) 85% of eligible U.S. accounts receivable plus (b) the lesser of (i) 70% of eligible U.S. inventory and eligible foreign in-transit inventory and (ii) 85% of the net orderly liquidation value of eligible U.S. inventory and eligible foreign in-transit inventory (not to exceed $4,000,000), plus (c) the lesser of (i) 85% of the net orderly liquidation value of U.S. eligible machinery and equipment and (ii) $2,631,000 (subject to reduction as provided in the Credit Agreement), plus (d) 85% of eligible Canadian accounts receivable, plus (e) the lesser of (i) 70% of eligible Canadian inventory and (ii) 85% of the net orderly liquidation value of eligible Canadian inventory, less (f) swing loans outstanding under the U.S. and Canadian Credit Facility, less (g) letters of credit issued and undrawn under the U.S. and Canadian Credit Facility, less (h) a $5,000,000 minimum availability reserve, less (i) other reserves required by the Administrative Agent, and in each case subject to the definitions and limitations in the Credit Agreement. As of March 31, 2016, the company was in compliance with all covenant requirements and had borrowing capacity on the U.S. and Canadian Credit Facility under the Credit Agreement of $42,738,000, taking into account the $5,000,000 minimum availability reserve, then-outstanding letters of credit, other reserves and the $11,250,000 dominion trigger amount noted.

Interest will accrue on outstanding indebtedness under the Credit Agreement at the LIBOR rate, plus a margin ranging from 2.25% to 2.75%, or at the alternate base rate, plus a margin ranging from 1.25% to 1.75%, as selected by the company. Borrowings under the U.S. and Canadian Credit Facility are subject to commitment fees of 0.25% or 0.375% per year, depending on utilization.

The Credit Agreement contains customary representations, warranties and covenants. Exceptions to the operating covenants in the Credit Agreement provide the company with flexibility to, among other things, enter into or undertake certain sale and leaseback transactions, dispositions of assets, additional credit facilities, sales of receivables, additional indebtedness and intercompany indebtedness, all subject to limitations set forth in the Credit Agreement. The Credit Agreement also contains a covenant requiring the company to maintain minimum availability under the U.S. and Canadian Credit Facility of not less than the greater of (i) 11.25% of the maximum amount that may be drawn under the U.S. and Canadian Credit Facility for five (5) consecutive business days, or (ii) $5,000,000 on any business day. The company also is subject to dominion triggers under the U.S. and Canadian Credit Facility (as defined below) requiring the company to maintain borrowing capacity of not less than $11,250,000 on any business day or $12,500,000 for five consecutive days in order to avoid triggering full control by an agent for the lenders of the company's cash receipts for application to the company’s obligations under the agreement.

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

European Credit Facility

The Credit Agreement also provides for a revolving credit, letter of credit and swing line loan facility which gives the European Borrowers the ability to borrow up to an aggregate principal amount of $30,000,000, with a $5,000,000 sublimit for letters of credit and a $2,000,000 sublimit for swing line loans (the “European Credit Facility”). Up to $15,000,000 of the European Credit Facility will be available to each of Invacare Limited (the “UK Borrower”) and Invacare Poirier SAS (the “French Borrower” and, together with the UK Borrower, the “European Borrowers”). The European Credit Facility matures in January 2018, together with the U.S. and Canadian Credit Facility. The aggregate borrowing availability for each European Borrower under the European Credit Facility is determined based on a borrowing base formula set forth in the Credit Agreement and summarized below. Under the Credit Agreement, the aggregate borrowings of each of the European Borrowers under the European Credit Facility may not exceed an amount equal to (a) 85% of the European Borrower’s eligible accounts receivable, less (b) the European Borrower’s borrowings and swing line loans outstanding under the European Credit Facility, less (c) the European Borrower’s letters of credit issued and undrawn under the European Credit Facility, less (d) a $3,000,000 minimum availability reserve, less (e) other reserves required by the European Agent, and in each case subject to the definitions and limitations in the Credit Agreement. As of March 31, 2016, as determined pursuant to the borrowing base formula, the aggregate borrowing base available to the European Borrowers under the European Credit Facility was approximately $22,851,000, with aggregate borrowing availability of approximately

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2016

$16,476,000, taking into account the $3,000,000 minimum availability reserve and the $3,375,000 dominion trigger amount described below.

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

Interest will accrue on outstanding indebtedness under the European Credit Facility at an adjusted LIBOR rate, plus a margin ranging from 2.50% to 3.00%, or for swing line loans, at the overnight LIBOR rate, plus a margin ranging from 2.50% to 3.00%. The margin that will be adjusted quarterly based on utilization. Borrowings under the European Credit Facility are subject to commitment fees of between 0.25% and 0.375% per year, depending on utilization.

The European Credit Facility is secured by substantially all of the personal property assets of the UK Borrower and its in-country subsidiaries, and all of the receivables of the French Borrower and its in-country subsidiaries. The UK and French facilities (which comprise the European Credit Facility) are cross collateralized, and the US personal property assets previously pledged under the U.S. and Canadian Credit Facility also serve as collateral for the European Credit Facility.

The European Credit Facility is subject to customary representations, warranties and covenants generally consistent with those applicable to the U.S. and Canadian Credit Facility. Exceptions to the operating covenants in the Credit Agreement provide the company with flexibility to, among other things, enter into or undertake certain sale/leaseback transactions, dispositions of assets, additional credit facilities, sales of receivables, additional indebtedness and intercompany indebtedness, all subject to limitations set forth in the Credit Agreement. The Credit Agreement also contains a covenant requiring the European Borrowers to maintain undrawn availability under the European Credit Facility of not less than the greater of (i) 11.25% of the maximum amount that may be drawn under the European Credit Facility for five (5) consecutive business days, or (ii) $3,000,000 on any business day. The European Borrowers also are subject to cash dominion triggers under the European Credit Facility requiring the European Borrower to maintain borrowing capacity of not less than $3,375,000 on any business day or 12.50% of the maximum amount that may be drawn under the European Credit Facility for five (5) consecutive business days in order to avoid triggering full control by an agent for the Lenders of the European Borrower’s cash receipts for application to its obligations under the European Credit Facility.

The European Credit Facility is subject to customary default provisions, with certain grace periods and exceptions, consistent with those applicable to the U.S. and Canadian Credit Facility, which provide that events of default include, among other things, failure to pay amounts due, breach of covenants, representations or warranties, cross-default, bankruptcy, the occurrence of a material adverse effect, exclusion from any medical reimbursement program, and an interruption in the operations of any material manufacturing facility for more than 10 consecutive days.

The proceeds of the European Credit Facility will be used to finance the working capital and other business needs of the company.

Convertible senior subordinated debentures due 2027

In 2007, the company issued $135,000,000 principal amount of 4.125% Convertible Senior Subordinated Debentures due 2027 (the "debentures"), of which $13,350,000 principal amount remains outstanding. The debentures are unsecured senior subordinated obligations of the company guaranteed by substantially all of the company’s domestic subsidiaries, pay interest at 4.125% per annum on each February 1 and August 1, and are convertible upon satisfaction of certain conditions into cash, common shares of the company, or a combination of cash and common shares of the company, subject to certain conditions. The debentures allow the company to satisfy any such conversion using any combination of cash or stock, and at the company’s discretion. In the event of such a conversion, the company intends to satisfy the accreted value of the debentures using cash. Assuming adequate cash on hand at the time of conversion, the company also intends to satisfy the conversion spread using cash, as opposed to stock.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2016

The liability components of the debentures consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Principal amount of liability component	$13,350	$13,350
Unamortized discount	(989)	(1,203)
Net carrying amount of liability component	$12,361	$12,147

In the first quarter of 2016, the company executed a release, acknowledged by Wells Fargo Bank, N.A., as trustee, effecting the release as guarantors of all of the company’s subsidiaries that were guarantors of the debentures, issued pursuant to the terms of the indenture, dated as of February 12, 2007, between the company and the trustee.
Convertible senior notes due 2021

In the first quarter of 2016, the company issued $150,000,000 aggregate principal amount of 5.00% Convertible Senior Notes due 2021 (the “notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The notes bear interest at a rate of 5.00% per year payable semi-annually in arrears on February 15 and August 15 of each year, beginning August 15, 2016. The notes will mature on February 15, 2021, unless repurchased or converted in accordance with their terms prior to such date. Prior to August 15, 2020, the notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Unless and until the company obtains shareholder approval under applicable New York Stock Exchange rules, the notes will be convertible, subject to certain conditions, into cash. If the company obtains such shareholder approval, the notes may be settled in cash, the company’s common shares or a combination of cash and the company’s common shares, at the company’s election. Holders of the notes will have the right to require the company to repurchase all or some of their notes at 100% of their principal, plus any accrued and unpaid interest, upon the occurrence of certain fundamental changes. The initial conversion rate is 60.0492 common shares per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $16.65 per common share). The company evaluated the terms of the conversion features under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the features did require separate accounting as a derivative. This derivative was capitalized on the balance sheet as a long-term liability and will be adjusted to reflect fair value each quarter. The fair value of the convertible debt conversion liability at issuance was $34,480.000. The fair value of the convertible debt conversion liability at March 31, 2016 was $35,198,000. The company recognized a loss of $718,000, which is reflected in the Other segment.

In connection with the offering of the notes, the company entered into privately negotiated convertible note hedge transactions with two financial institutions (the “option counterparties”). These transactions cover, subject to customary anti-dilution adjustments, the number of the company’s common shares that will initially underlie the notes, and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the notes. The company evaluated the note hedges under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the note hedges should be accounted for as derivatives. These derivatives were capitalized on the balance sheet as long-term assets and will be adjusted to reflect fair value each quarter. The fair value of the convertible note hedge assets at issuance was $27,975,000. The fair value of the convertible note hedge assets at March 31, 2016 was $29,297,000. The company recognized a gain of $1,322,000, which is reflected in the Other segment.

The company entered into separate, privately negotiated warrant transactions with the option counterparties at a higher strike price relating to the same number of the company’s common shares, subject to customary anti-dilution adjustments, pursuant to which the company sold warrants to the option counterparties. The warrants could have a dilutive effect on the company’s outstanding common shares and the company’s earnings per share to the extent that the price of the company’s common shares exceeds the strike price of those warrants. The initial strike price of the warrants is $22.4175 per share and is subject to certain adjustments under the terms of the warrant transactions. The company evaluated the warrants under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the warrants meet the definition of a derivative, are indexed to the company's own stock and should be classified in shareholder's equity. The amount paid for the warrants and capitalized in shareholder's equity at March 31, 2016 was $12,375,000.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2016

The net proceeds from the offering of the notes were approximately $144,096,000, after deducting fees and offering expenses of $5,904,000. These debt issuance costs were capitalized and are being amortized through February 2021. As of March 31, 2016, $4,562,000 of these costs were paid. In accordance with ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, these debt issuance costs are presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability. Approximately $5,000,000 of the net proceeds from the offering were used to repurchase the company’s common shares from purchasers of notes in the offering in privately negotiated transactions. A portion of the net proceeds from the offering were used to pay the cost of the convertible note hedge transactions (after such cost is partially offset by the proceeds to the company from the warrant transactions), which net cost was $15,600,000.

The liability components of the notes consist of the following (in thousands):

March 31, 2016
Principal amount of liability component	$150,000
Unamortized discount	(34,029)
Debt fees	(5,757)
Net carrying amount of liability component	$110,214

The unamortized discount of $34,029,000 is to be amortized through February 2021. The effective interest rate on the liability component was 11.1%. Non-cash interest expense of $450,000 was recognized in the quarter ended March 31, 2016, in comparison to actual interest expense accrued of $753,000, based on the stated coupon rate of 5.0%. The notes were not convertible as of March 31, 2016 nor was the applicable conversion threshold met.

Other Long-Term Obligations

Other long-term obligations consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Supplemental Executive Retirement Plan liability	$4,895	$4,930
Product liability	14,804	14,582
Deferred income taxes	32,608	32,115
Convertible debt conversion liability	35,198	—
Deferred gain on sale leaseback	6,910	6,978
Deferred compensation	3,824	4,167
Pension	10,191	9,868
Uncertain tax obligation including interest	3,745	4,467
Other	4,335	5,482
Total long-term obligations	$116,510	$82,589

During the quarter ended March 31, 2016, the company issued $150,000,000 principal amount of its 5.00% Convertible Senior Notes due 2021. As a result of the issuance, a long-term liability representing the convertible debt conversion liability was recorded which will be adjusted to reflect fair value quarterly. The amounted included in the above table represents the fair value of the conversion liability as of March 31, 2016. See "Long-Term Debt" in the notes to the Consolidated Financial Statements included elsewhere in this report for more detail.

On April 23, 2015, the company entered into a real estate sale leaseback transaction which resulted in the company recording an initial deferred gain of $7,414,000, the majority of which is included in Other Long-Term Obligations and will be recognized over the 20-year life of the leases. The gain realized for the three months ended March 31, 2016 was $66,000. The gain realized in 2015 was $171,000.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2016

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
The amounts of equity-based compensation expense recognized as part of selling, general and administrative expenses were as follows (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Non-Qualified stock options	$335	$172
Restricted stock and restricted stock units	1,641	213
Performance shares and performance share units	113	26
Total stock-based compensation expense	$2,089	$411

As of March 31, 2016, unrecognized compensation expense related to equity-based compensation arrangements granted under the company's 2013 Plan and previous plans, which is related to non-vested options and shares, was as follows (in thousands):

March 31, 2016
Non-Qualified stock options	$697
Restricted stock and restricted stock units	13,350
Performance shares and performance share units	4,395
Total unrecognized stock-based compensation expense	$18,442

Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures and for updated vesting assumptions for the performance share awards (see "Performance Shares and Performance Share Units" below). No tax benefit for share-based compensation was realized for the three months ended March 31, 2016 and 2015 as a result of a valuation allowance against deferred tax assets. In accordance with ASC 718, any tax benefits resulting from tax deductions in excess of the compensation expense recognized is classified as a component of financing cash flows.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2016

Stock Options

Generally, non-qualified stock option awards have a term of ten years and are granted with an exercise price per share equal to the fair market value of one of the company’s Common Shares on the date of grant. The company expects the compensation expense to be recognized over a weighted-average period of approximately two years.

The following table summarizes information about stock option activity for the three months ended March 31, 2016:

	March 31, 2016		Weighted Average Exercise Price
Options outstanding at January 1, 2016	2,942,783		$21.22
Granted	—		—
Exercised	(1,250)		13.82
Canceled	(63,737)		26.10
Options outstanding at March 31, 2016	2,877,796		$21.16
Options exercise price range at March 31, 2016	$13.37	to
	$33.36
Options exercisable at March 31, 2016	2,681,960
Shares available for grant at March 31, 2016*	1,137,504
________

*
Shares available for grant as of March 31, 2016 reduced by net restricted stock and restricted stock unit award and performance share and performance share unit award activity of 1,935,984 shares and 1,377,872 shares, respectively for the first three months 2016.

The following table summarizes information about stock options outstanding at March 31, 2016:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding At 3/31/16	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable At 3/31/16	Weighted Average Exercise Price
$ 13.37 – $20.00	761,134	6.4	$14.12	565,298	$14.18
$ 20.01 – $25.00	1,339,028	3.0	22.59	1,339,028	22.59
$ 25.01 – $30.00	773,138	3.4	25.55	773,138	25.55
$ 30.01 – $33.36	4,496	1.0	33.36	4,496	33.36
Total	2,877,796	4.0	$21.16	2,681,960	$21.69

Pursuant to the plans, the Committee has established that grants may not be exercised within one year from the date granted and options must be exercised within ten years from the date granted. Accordingly, for the stock options issued in 2014 and 2013, 25% of such options vested in the year following the issuance. The stock options awarded during such years provided a four-year vesting period whereby options vest in 25% installments in each year. Options granted with graded vesting are accounted for as single options.

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2016

Restricted Stock and Restricted Stock Units

The following table summarizes information about restricted shares and restricted share units (for non-U.S. recipients):

	March 31, 2016	Weighted Average Fair Value
Stock / Units unvested at January 1, 2016	641,505	$18.89
Granted	433,872	12.93
Vested	—	—
Canceled	(16,450)	17.21
Stock / Units unvested at March 31, 2016	1,058,927	$16.48

The restricted stock awards generally vest ratably over the three years after the award date, except for those awards granted in 2014, which vest after a three-year period. Unearned restricted stock compensation, determined as the market value of the shares at the date of grant, is being amortized on a straight-line basis over the vesting period.

Performance Shares and Performance Share Units

The following table summarizes information about performance shares and performance share units (for non-U.S. recipients):

	March 31, 2016	Weighted Average Fair Value
Shares / Units unvested at January 1, 2016	198,401	$19.50
Granted	234,402	12.82
Vested	—	—
Canceled	(6,400)	20.05
Shares / Units unvested at March 31, 2016	426,403	$15.82

During the three months ended March 31, 2016, performance shares and performance share units (for non-U.S. recipients) were granted as performance awards with a three year performance period with payouts based on achievement of certain performance goals. The awards are classified as equity awards as they will be settled in common shares upon vesting. The number of shares earned will be determined at the end of the performance period based on achievement of performance criteria for January 1, 2016 through December 31, 2018 established by the Compensation Committee at the time of grant. Recipients will be entitled to receive a number of common shares equal to the number of performance shares that vest based upon the levels of achievement which may range between 0% and 150% of the target number of shares with the target being 100% of the initial grant.

The fair value of the performance awards is based on the stock price on the date of grant discounted for the estimated value of dividends foregone as the awards are not eligible for dividends except to the extent vested. The company assesses the probability that the performance targets will be met with expense recognized whenever it is probable that at least the minimum performance criteria will be achieved. Depending upon the company's assessment of the probability of achievement of the goals, the company may not recognize any expense associated with performance awards in a given period, may reverse prior expense recorded or record additional expense to make up for expense not recorded in a prior period. Performance award compensation expense is generally expected to be recognized over three years. No performance award expense has been recognized for the 2015 and 2014 awards as it is not considered probable that the performance goals for those awards will be met.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2016

Accumulated Other Comprehensive Income (Loss) by Component

Changes in accumulated other comprehensive income ("OCI") for the three months ended March 31, 2016 and March 31, 2015, respectively, were as follows (in thousands):

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
December 31, 2015	$(5,744)	$4,111	$(9,757)	$2,003	$(9,387)
OCI before reclassifications	12,218	(1,449)	(195)	1,128	11,702
Amount reclassified from accumulated OCI	—	—	5	(166)	(161)
Net current-period OCI	12,218	(1,449)	(190)	962	11,541
March 31, 2016	$6,474	$2,662	$(9,947)	$2,965	$2,154

December 31, 2014	$86,236	$(6,465)	$(7,601)	$(551)	$71,619
OCI before reclassifications	(68,154)	14,776	53	2,066	(51,259)
Amount reclassified from accumulated OCI	—	—	41	(142)	(101)
Net current-period OCI	(68,154)	14,776	94	1,924	(51,360)
March 31, 2015	$18,082	$8,311	$(7,507)	$1,373	$20,259

Reclassifications out of accumulated OCI for the three months ended March 31, 2016 and March 31, 2015 were as follows (in thousands):

	Amount reclassified from OCI		Affected line item in the Statement of Comprehensive (Income) Loss
	For the Three Months Ended March 31,
	2016	2015
Defined Benefit Plans
Service and interest costs	$5	$41	Selling, General and Administrative
Tax	—	—	Income Taxes
Total after tax	$5	$41

Derivatives
Foreign currency forward contracts hedging sales	$(427)	$192	Net Sales
Foreign currency forward contracts hedging purchases	238	(462)	Cost of Products Sold
Total before tax	(189)	(270)
Tax	23	128	Income Taxes
Total after tax	$(166)	$(142)

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2016

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2016

The Other severance related to the elimination of two senior corporate executive positions. IPG segment severance related principally to the closure of the London, Canada facility. Europe and Asia/Pacific severance related to the elimination of certain positions as a result of general restructuring efforts. The savings from these charges will be reflected primarily in reduced selling, general and administrative expenses and manufacturing expenses for the company. Payments for the year ended December 31, 2014 were $11,131,000 and were funded with operating cash flows and cash on hand. The majority of the 2014 charges have been paid out other than certain executive charge payments which will be paid out over the next few years.
Charges for the year ended December 31, 2015 totaled $1,971,000 including charges for severance ($1,678,000) and charges primarily in the North America/HME segment ($293,000) principally related to a building lease termination. Severance charges were incurred in the North America/HME segment ($1,069,000), Europe segment ($510,000), IPG segment ($73,000) and Asia/Pacific segment ($26,000) related to the elimination of certain positions as a result of general restructuring efforts. The savings from these charges will be reflected primarily in reduced selling, general and administrative expenses and manufacturing expenses for the company. Payments for the year ended December 31, 2015 were $3,723,000 and were funded with operating cash flows and cash on hand. The majority of the 2015 charges are expected to be paid out in 2016.
Restructuring charges continued in 2016 resulting in charges of $102,000 in the first three months of 2016 related to severance costs incurred in the North America/HME segment ($61,000) and the Asia/Pacific segment ($41,000). Restructuring payments/utilization for the three months ended March 31, 2016 were $1,190,000 and the cash payments were funded with company's cash on hand. The majority of the outstanding restructuring charge accruals at March 31, 2016 are expected to be paid during the next twelve months.
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
A progression by reporting segment of the accruals recorded as a result of the restructuring is as follows (in thousands):

	Severance	Product Line Discontinuance	Contract Terminations	Other	Total
December 31, 2010 Balance	$—	$—	$—	$—	$—
Charges
NA/HME	4,755	—	—	4	4,759
IPG	123	—	—	—	123
Europe	3,288	277	1,788	113	5,466
Asia/Pacific	186	—	—	—	186
Total	8,352	277	1,788	117	10,534
Payments
NA/HME	(1,663)	—	—	(4)	(1,667)
IPG	(52)	—	—	—	(52)
Europe	(1,546)	(277)	(1,714)	(113)	(3,650)
Asia/Pacific	(186)	—	—	—	(186)
Total	(3,447)	(277)	(1,714)	(117)	(5,555)
December 31, 2011 Balance
NA/HME	3,092	—	—	—	3,092
IPG	71	—	—	—	71
Europe	1,742	—	74	—	1,816
Total	$4,905	$—	$74	$—	$4,979

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2016

	Severance	Product Line Discontinuance	Contract Terminations	Other	Total
Charges
NA/HME	$4,242	$—	$5	$—	$4,247
IPG	35	—	—	—	35
Europe	817	—	53	1,223	2,093
Asia/Pacific	1,681	491	1,667	1,181	5,020
Total	6,775	491	1,725	2,404	11,395
Payments
NA/HME	(3,587)	—	(5)	—	(3,592)
IPG	(106)	—	—	—	(106)
Europe	(1,964)	—	(127)	(1,223)	(3,314)
Asia/Pacific	(812)	(340)	(42)	(1,175)	(2,369)
Total	(6,469)	(340)	(174)	(2,398)	(9,381)
December 31, 2012 Balance
NA/HME	3,747	—	—	—	3,747
Europe	595	—	—	—	595
Asia/Pacific	869	151	1,625	6	2,651
Total	5,211	151	1,625	6	6,993
Charges
NA/HME	5,405	—	164	353	5,922
IPG	267	—	—	—	267
Europe	1,640	—	—	—	1,640
Asia/Pacific	970	—	534	3	1,507
Total	8,282	—	698	356	9,336
Payments
NA/HME	(6,347)	—	(164)	(353)	(6,864)
IPG	(175)	—	—	—	(175)
Europe	(1,146)	—	—	—	(1,146)
Asia/Pacific	(1,839)	(151)	(1,660)	(9)	(3,659)
Total	(9,507)	(151)	(1,824)	(362)	(11,844)
December 31, 2013 Balance
NA/HME	2,805	—	—	—	2,805
IPG	92	—	—	—	92
Europe	1,089	—	—	—	1,089
Asia/Pacific	—	—	499	—	499
Total	3,986	—	499	—	4,485
Charges
NA/HME	4,404	—	—	—	4,404
IPG	1,163	—	—	761	1,924
Europe	527	—	—	525	1,052
Asia/Pacific	769	—	(15)	—	754
Other	2,978	—	—	—	2,978
Total	$9,841	$—	$(15)	$1,286	$11,112

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2016

	Severance	Product Line Discontinuance	Contract Terminations	Other	Total
Payments
NA/HME	$(6,547)	$—	$—	$—	$(6,547)
IPG	(1,107)	—	—	(761)	(1,868)
Europe	(1,195)	—	—	(525)	(1,720)
Asia/Pacific	(769)	—	(227)	—	(996)
Total	(9,618)	—	(227)	(1,286)	(11,131)
December 31, 2014 Balance
NA/HME	662	—	—	—	662
IPG	148	—	—	—	148
Europe	421	—	—	—	421
Asia/Pacific	—	—	257	—	257
Other	2,978	—	—	—	2,978
Total	4,209	—	257	—	4,466
Charges
NA/HME	1,069	—	292	—	1,361
IPG	73	—	—	—	73
Europe	510	—	—	—	510
Asia/Pacific	26	—	1	—	27
Total	1,678	—	293	—	1,971
Payments
NA/HME	(1,069)	—	(55)	—	(1,124)
IPG	(221)	—	—	—	(221)
Europe	(619)	—	—	—	(619)
Asia/Pacific	(26)	—	(258)	—	(284)
Other	(1,475)	—	—	—	(1,475)
Total	(3,410)	—	(313)	—	(3,723)
December 31, 2015 Balance
NA/HME	662	—	237	—	899
Europe	312	—	—	—	312
Other	1,503	—	—	—	1,503
Total	2,477	—	237	—	2,714
Charges
NA/HME	61	—	—	—	61
Asia/Pacific	41	—	—	—	41
Total	102	—	—	—	102
Payments
NA/HME	(488)	—	(133)	—	(621)
Europe	(292)	—	—	—	(292)
Asia/Pacific	(41)	—	—	—	(41)
Other	(236)	—	—	—	(236)
Total	(1,057)	—	(133)	—	(1,190)
March 31, 2016 Balance
NA/HME	235	—	104	—	339
Europe	20	—	—	—	20
Other	1,267	—	—	—	1,267
Total	$1,522	$—	$104	$—	$1,626

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2016

Income Taxes

The company had an effective tax rate of 26.9% and 49.1% on losses before tax from continuing operations for the three months ended March 31, 2016 and March 31, 2015, respectively, compared to an expected benefit at the U.S. statutory rate of 35% on the continuing operations pre-tax losses for each period. The company's effective tax rate for the three months ended March 31, 2016 and March 31, 2015 was unfavorable as compared to the U.S. federal statutory rate expected benefit, principally due to the negative impact of the company not being able to record tax benefits related to the significant losses in countries which had tax valuation allowances. The effective tax rate was reduced by certain taxes outside the United States, excluding countries with tax valuation allowances, that were at an effective rate lower than the U.S. statutory rate. Installment payments were made in the first quarter related to a previously disclosed liability for uncertain tax positions, and subsequent to the end of the first quarter, the company accelerated and paid the balance of the installment obligation, in order to reduce interest costs.

Net Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net earnings (loss) per common share for the periods indicated.

(In thousands except per share data)	For the Three Months Ended March 31,
	2016	2015
Basic
Average common shares outstanding	32,371	32,125

Net loss from continuing operations	$(8,616)	$(7,514)
Net earnings from discontinued operations	$—	$260
Net loss	$(8,616)	$(7,254)

Net loss per common share from continuing operations	$(0.27)	$(0.23)
Net earnings per common share from discontinued operations	$—	$0.01
Net loss per common share	$(0.27)	$(0.23)

Diluted
Average common shares outstanding	32,371	32,125
Stock options and awards	229	264
Average common shares assuming dilution	32,600	32,389

Net loss from continuing operations	$(8,616)	$(7,514)
Net earnings from discontinued operations	$—	$260
Net loss	$(8,616)	$(7,254)

Net loss per common share from continuing operations *	$(0.27)	$(0.23)
Net earnings per common share from discontinued operations	$—	$0.01
Net loss per common share *	$(0.27)	$(0.23)
________
* Net loss per common share assuming dilution calculated utilizing weighted average shares outstanding-basic for the periods in which there was a net loss.

At March 31, 2016, 2,250,416 shares associated with stock options were excluded from the average common shares assuming dilution for the three months ended March 31, 2016 as they were anti-dilutive. At March 31, 2016, the majority of the anti-dilutive shares were granted at an exercise price of $25.24, which was higher than the average fair market value prices of $14.18 for the three months ended March 31, 2016, respectively.

At March 31, 2015, 2,771,375 shares associated with stock options were excluded from the average common shares assuming dilution for the three months ended March 31, 2015 as they were anti-dilutive. At March 31, 2015, the majority of the anti-dilutive

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2016 shares were granted at an exercise price of $41.87, which was higher than the average fair market value prices of $17.32 for the three months ended March 31, 2015.

For both the three months ended March 31, 2016 and March 31, 2015, respectively, there were no shares necessary to settle a conversion spread on the convertible notes due February 2027 to be included in the common shares assuming dilution as the average market price of the company stock for these periods did not exceed the conversion price.

Concentration of Credit Risk

The company manufactures and distributes durable medical equipment to the home health care, retail and extended care markets. The company performs credit evaluations of its customers’ financial condition. The company utilizes De Lage Landen, Inc. (“DLL”), a third party financing company, to provide the majority of future lease financing to the company’s North America customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a recourse obligation of $4,419,000 at March 31, 2016 to DLL for events of default under the contracts, which total $39,929,000 at March 31, 2016. Guarantees, ASC 460, requires the company to record a guarantee liability as it relates to the limited recourse obligation. The company's recourse is re-evaluated by DLL biannually, considering activity between the biannual dates and excluding any receivables repurchased by the company from DLL. The company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with Receivables, ASC 310-10-05-4. Credit losses are provided for in the financial statements.

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

Cash Flow Hedging Strategy

The company uses derivative instruments in an attempt to manage its exposure to transactional foreign currency exchange risk and interest rate risk. Foreign forward exchange contracts are used to manage the price risk associated with forecasted sales denominated in foreign currencies and the price risk associated with forecasted purchases of inventory generally over the next twelve months.

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

To protect against increases/decreases in forecasted foreign currency cash flows resulting from inventory purchases/sales generally over the next year, the company utilizes foreign currency forward contracts to hedge portions of its forecasted purchases/sales denominated in foreign currencies. The gains and losses are included in cost of products sold and selling, general and administrative expenses on the consolidated statement of comprehensive income (loss). If it is later determined that a hedged forecasted transaction is unlikely to occur, any prospective gains or losses on the forward contracts would be recognized in earnings.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2016

The company does not expect any material amount of hedge ineffectiveness related to forward contract cash flow hedges during the periods covered by the hedges.

The company has historically not recognized any material amount of ineffectiveness related to forward contract cash flow hedges because the company generally limits its hedges to between 50% and 90% of total forecasted transactions for a given entity’s exposure to currency rate changes and the transactions hedged are recurring in nature. Furthermore, the majority of the hedged transactions are related to intercompany sales and purchases for which settlement occurs on a specific day each month. Forward contracts with a total notional amount in USD of $53,328,000 and $31,233,000 matured for the three months ended March 31, 2016 and March 31, 2015, respectively.

Outstanding foreign currency forward exchange contracts qualifying and designated for hedge accounting treatment were as follows (in thousands USD):

	March 31, 2016		December 31, 2015
	Notional Amount	Unrealized Net Gain (Loss)	Notional Amount	Unrealized Net Gain (Loss)
USD / AUD	$2,258	$(197)	$2,910	$(83)
USD / CAD	8,876	418	3,893	181
USD / CNY	12,527	(76)	16,786	(282)
USD / EUR	64,149	625	72,758	2,681
USD / GBP	3,164	261	3,862	22
USD / NZD	3,689	29	4,893	37
USD / SEK	3,558	(29)	5,128	39
USD / MXP	9,174	64	8,494	(284)
EUR / AUD	552	(14)	669	(10)
EUR / CAD	1,040	25	1,283	(17)
EUR / CHF	1,779	(21)	1,944	(17)
EUR / GBP	27,132	1,811	36,567	(424)
EUR / SEK	2,170	(17)	2,464	(42)
EUR / NOK	2,776	30	3,375	(55)
EUR / NZD	4,043	343	3,609	476
AUD / NZD	277	(4)	352	8
GBP / AUD	662	(85)	830	(46)
GBP / CHF	361	30	463	(7)
GBP / SEK	1,610	146	2,067	(1)
DKK / SEK	26,284	(3)	37,293	46
NOK / SEK	2,549	13	3,524	(39)
	$178,630	$3,349	$213,164	$2,183

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2016

Derivatives Not Qualifying or Designated for Hedge Accounting Treatment

The company also utilizes foreign currency forward contracts that are not designated as hedges in accordance with ASC 815. These contracts are entered into to eliminate the risk associated with the settlement of short-term intercompany trading receivables and payables between Invacare Corporation and its foreign subsidiaries. The currency forward contracts are entered into at the same time as the intercompany receivables or payables are created so that upon settlement, the gain/loss on the settlement is offset by the gain/loss on the foreign currency forward contract. No material net gain or loss was realized by the company in 2016 or 2015 related to these contracts and the associated short-term intercompany trading receivables and payables.

Foreign currency forward exchange contracts not qualifying or designated for hedge accounting treatment entered into in 2016 and 2015, respectively, and outstanding were as follows (in thousands USD):

	March 31, 2016		December 31, 2015
	Notional Amount	Gain (Loss)	Notional Amount	Gain (Loss)
AUD / USD	$8,513	$(122)	$8,051	$337
CAD / USD	—	—	5,762	(4)
CNY / USD	9,943	(161)	9,943	(441)
EUR / USD	—	—	2,118	53
DKK / USD	—	—	7,927	125
GBP / USD	—	—	4,526	(106)
NOK / USD	—	—	1,838	(18)
	$18,456	$(283)	$40,165	$(54)

The fair values of the company’s derivative instruments were as follows (in thousands):

	March 31, 2016		December 31, 2015
	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	$4,273	$924	$3,626	$1,443

Derivatives not designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	—	283	517	571
Total derivatives	$4,273	$1,207	$4,143	$2,014

The fair values of the company’s foreign currency forward exchange contract assets and liabilities are included in Other Current Assets and Accrued Expenses, respectively in the Consolidated Balance Sheets.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2016

The effect of derivative instruments on Accumulated Other Comprehensive Income (OCI) and the Statement of Comprehensive Income (Loss) and was as follows (in thousands):

Derivatives in ASC 815 cash flow hedge relationships	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended March 31, 2016
Foreign currency forward exchange contracts	$1,128	$166	$—
Three months ended March 31, 2015
Foreign currency forward exchange contracts	$2,066	$142	$—

Derivatives not designated as hedging instruments under ASC 815			Amount of Gain (Loss) Recognized in Income on Derivatives
Three months ended March 31, 2016
Foreign currency forward exchange contracts			$(283)
Three months ended March 31, 2015
Foreign currency forward exchange contracts			$(1,535)

The gains or losses recognized as the result of the settlement of cash flow hedge foreign currency forward contracts are recognized in net sales for hedges of inventory sales and in cost of product sold for hedges of inventory purchases. For the three and three months ended March 31, 2016, net sales were increased by $427,000 while cost of product sold was increased by $238,000 for net pre-tax realized gain of $189,000. For the three and three months ended March 31, 2015, net sales were decreased by $192,000 while cost of product sold was decreased by $462,000 for net realized pre-tax gain of $270,000.

A loss of $283,000 was recognized in selling, general and administrative (SG&A) expenses for the three months ended March 31, 2016 compared to a loss of $1,535,000 for the three months ended March 31, 2015 on ineffective forward contracts and forward contracts not designated as hedging instruments that were entered into to offset gains/losses that were also recorded in SG&A expenses on intercompany trade receivables or payables. Any gains/losses on the non-designated hedging instruments were substantially offset by gains/losses also recorded in SG&A expenses on intercompany trade payables.

The company's derivative agreements provide the counterparties with a right of set off in the event of a default that would enable the counterparty to offset any net payment due by the counterparty to the company under the applicable agreement by any amount due by the company to the counterparty under any other agreement. For example, the terms of the agreement would permit a counterparty to a derivative contract that is also a lender under the company's Amended and Restated Credit Agreement to reduce any derivative settlement amounts owed to the company under the derivative contract by any amounts owed to the counterparty by the company under the Amended and Restated Credit Agreement. In addition, the agreements contain cross-default provisions that could trigger a default by the company under the agreement in the event of a default by the company under another agreement with the same counterparty. The company does not present any derivatives on a net basis in its financial statements, other than the conversion and bond hedge derivatives which are presented net on the Condensed Consolidated Statement of Comprehensive Income (Loss), and all derivative balances presented are subject to provisions that are similar to master netting agreements.

During the first quarter of 2016, the company entered into privately negotiated convertible note hedges and warrants (the “agreements”) in connection with its sale of $150,000,000 in aggregate principal amount of the company’s 5.00% Convertible Senior Notes due 2021. The warrants, which increased paid in capital by $12,375,000, are clearly and closely related to the convertible notes and thus classified as equity. The note hedge assets and conversion liabilities were recorded, based on initial fair values, as an asset of $27,975,000 and a liability of $34,480,000, respectively, whose fair values will be updated quarterly with the offset to the income statement. See "Long-Term Debt" in the notes to the Consolidated Financial Statements included elsewhere in this report for more detail.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2016

The fair values of the outstanding convertible note derivatives and their effect on the Statement of Comprehensive Income (Loss) were as follows (in thousands):

	March 31, 2016
	Fair Value	Gain (Loss)
Convertible debt conversion long-term liability	$(35,198)	$(718)
Convertible note hedge long-term asset	29,297	1,322
	$(5,901)	$604

The convertible debt conversion liability and the note hedge asset amounts are included in Other Long-Term Obligations and Other Long-Term Assets, respectively, in the company's Consolidated Balance Sheets.

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

The following table provides a summary of the company’s assets and liabilities that are measured on a recurring basis (in thousands):

		Basis for Fair Value Measurements at Reporting Date
		Quoted Prices in Active Markets for Identical Assets / (Liabilities)	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	Level I	Level II	Level III
March 31, 2016
Forward exchange contracts—net	$3,066	—	$3,066	—
Convertible Debt Conversion Liability	(35,198)	—	(35,198)	—
Convertible Note Hedge Asset	29,297	—	29,297	—
December 31, 2015
Forward exchange contracts—net	$2,129	—	$2,129	—

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2016

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$144,704	$144,704	$60,055	$60,055
Other investments	161	161	160	160
Installment receivables, net of reserves	1,976	1,976	1,793	1,793
Long-term debt (including current maturities of long-term debt) *	(157,132)	(161,603)	(47,120)	(47,369)
Convertible debt conversion liability in Other Long-Term Obligations	(35,198)	(35,198)	—	—
Convertible note hedge in Other Assets	29,297	29,297	—	—
Forward contracts in Other Current Assets	4,273	4,273	4,143	4,143
Forward contracts in Accrued Expenses	(1,207)	(1,207)	(2,014)	(2,014)
________
* The company's long-term debt is shown net of discount and fees associated with the Convertible Senior Notes due 2021 on the company's condensed consolidated balance sheet. Accordingly, the fair value of long-term debt presented in this table is also shown net of the discount and fees.

The company, in estimating its fair value disclosures for financial instruments, used the following methods and assumptions:
Cash, cash equivalents: The carrying value reported in the balance sheet for cash, cash equivalents equals its fair value.
Other investments: The company has made other investments in limited partnerships and non-marketable equity securities, which are accounted for using the cost method, adjusted for any estimated declines in value. These investments were acquired in private placements and there are no quoted market prices or stated rates of return. The company does not have the ability to easily sell these investments. The company completes an evaluation of the residual value related to these investments in the fourth quarter each year.
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
Convertible debt derivatives: The fair values for the convertible debt conversion liability and note hedge derivatives are based on valuation models in which all the significant inputs are observable in active markets.
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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2016

The information by segment is as follows (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Revenues from external customers
North America/HME	$106,371	$125,164
Institutional Products Group	18,244	23,914
Europe	123,332	129,001
Asia/Pacific	9,605	10,945
Consolidated	$257,552	$289,024
Intersegment revenues
North America/HME	$27,615	$23,862
Institutional Products Group	416	146
Europe	2,592	2,515
Asia/Pacific	5,221	6,318
Consolidated	$35,844	$32,841
Restructuring charges before income taxes
North America/HME	$61	$199
Europe	—	40
Asia/Pacific	41	1
Consolidated	$102	$240
Earnings (loss) before income taxes
North America/HME	$(8,680)	$(8,830)
Institutional Products Group	1,355	1,298
Europe	5,732	7,524
Asia/Pacific	(742)	(1,242)
All Other (1)	(4,456)	(3,789)
Consolidated	$(6,791)	$(5,039)
________

(1)
Consists of un-allocated corporate SG&A costs and intercompany profits, which do not meet the quantitative criteria for determining reportable segments and gain or loss on convertible debt derivatives.

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2016

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

On September 12, 2014, an amended complaint, in a lawsuit originally instituted on August 26, 2013, was filed against Invacare Corporation, former officer and director Gerald B. Blouch, former officer and director A. Malachi Mixon III and the company's senior Vice President, Human Resources, Patricia Stumpp, as well as outside directors Dale C. LaPorte and Michael F. Delaney and former outside director Charles S. Robb, in the U.S. District Court for the Northern District of Ohio, alleging that the defendants breached their fiduciary duties and violated the Employee Retirement Income Security Act (ERISA) in the administration and maintenance of the company stock fund in the company’s Retirement Savings Plan (401(k) Plan). The lawsuit seeks class certification and unspecified damages and attorneys' fees for participants in the company's stock fund of the 401(k) Plan between July 22, 2010 and the present. On August 28, 2015, the Court limited plaintiff’s claim to the time period between July 22, 2010 and December 8, 2011. This lawsuit has been referred to the company's insurance carriers. After mediation on April 21, 2016, the parties agreed in principle to settle the lawsuit, subject to the parties entering into a written settlement agreement and subject to final court approval. The settlement amount is expected to be paid by the company's insurance carriers, except for the remaining insurance deductible to be paid by the company.

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
In December 2012, the company reached agreement with the FDA on the terms of a consent decree of injunction with respect to the company's Corporate facility and its Taylor Street wheelchair manufacturing facility in Elyria, Ohio. A complaint and consent decree were filed in the U.S. District Court for the Northern District of Ohio, and on December 21, 2012, the Court approved the consent decree and it became effective. The consent decree limits the company's manufacture and distribution of power and manual wheelchairs, wheelchair components and wheelchair sub-assemblies at or from its Taylor Street manufacturing facility. The decree also initially limited design activities related to wheelchairs and power beds that take place at the impacted Elyria, Ohio facilities. The company is entitled to continue to produce from the Taylor Street manufacturing facility certain medically necessary wheelchairs provided that documentation and record-keeping requirements are followed, as well as ongoing replacement, service and repair of products already in use, under terms delineated in the consent decree. Under the terms of the consent decree, in order to resume full operations at the impacted facilities, the company must successfully complete third-party expert certification audits at the impacted Elyria facilities, which is comprised of three distinct reports that must be submitted to, and accepted by, the FDA. During 2013, the company completed the first two of the third-party expert certification audits, and the FDA found the results of both to be acceptable. In these reports, the third-party expert certified that the company's equipment and process validation procedures and its design control systems are compliant with the FDA's QSR. As a result of the FDA's acceptance of the first certification report on May 13, 2013, the Taylor Street facility was able to resume supplying parts and components for the further manufacturing of medical devices at other company facilities. The company's receipt of the FDA's acceptance of the second certification report on July 15, 2013, resulted in the company being able to resume design activities at the impacted facilities related to power wheelchairs and power beds. In February, 2016, the independent expert auditor issued its certification report for the third phase of the consent decree indicating substantial compliance with the FDA's QSR and the report was submitted to the FDA. Similar to the first and second certification processes, the FDA has responded to this report with clarifying questions that the company and the independent expert are in the process of addressing. When the FDA's questions are satisfactorily addressed, the company intends to request a meeting with the FDA prior to submitting its own written report required by the terms of the consent decree.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2016

Under the terms of the consent decree, the company must submit its own written report to the FDA regarding its compliance status together with its written responses to any observations in the independent expert's report. Both the independent expert auditor's third certification report as well as the company's own report must be accepted by the FDA before the agency reinspects the impacted Elyria facilities. If the FDA is satisfied with the company's compliance, the FDA will provide written notification that the company is permitted to resume full operations at the impacted facilities. The company cannot predict the acceptance of these reports by the FDA, the timing of the inspection, nor any remaining work that may be needed to meet the FDA's requirements to resume full operations at the impacted facilities. The FDA has the authority to inspect any FDA registered facility at any time.
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
As described above, because the limitations on production are not expected to be permanent in nature, and partial production is allowed, the company does not anticipate any major repair, replacement or scrapping of its fixed assets at the Taylor Street manufacturing facility. Based on the company's expectations at the time of filing of this Quarterly Report on Form 10-Q with respect to the utilization of such raw material and with respect to expected future cash flows from production at the Taylor Street manufacturing facility, the company concluded that there is no impairment in the value of the fixed assets related to the Taylor Street manufacturing facility at March 31, 2016.
The majority of the production from the Taylor Street facility is "made to order" custom wheelchairs for customers and, as a result, there was not a significant amount of finished goods inventory on hand at March 31, 2016, and the inventory is expected to be fully utilized. Accordingly, the company concluded that there was not an impairment of the work in process and finished goods at the Taylor Street facility at March 31, 2016. Further, based on its analysis of the raw material inventory at the Taylor Street facility and the company's expectations at the time of filing of this Quarterly Report on Form 10-Q with respect to the time frame for FDA's acceptance of the third-party expert certification audit and FDA inspection, the company concluded that the value of the inventory was not excessive nor impaired at March 31, 2016. However, if the company's expectations regarding the impacts of the limitations in the consent decree or the time frame for acceptance of the third-party expert certification audit and FDA inspection were to change, the company may, in future periods, conclude that an impairment exists with respect to its fixed assets or inventory at the Taylor Street facility.
Although the North America/HME segment is the segment primarily impacted by the limitations in the FDA consent decree, the Asia/Pacific segment also is negatively affected as a result of the consent decree due to the lower sales volume of microprocessor controllers. During 2012, before the effective date of the consent decree, the company started to experience decreases in net sales in the North America/HME and Asia/Pacific segments. The company believes that those decreases, which continued beyond 2012, were driven in large part by the consent decree which led to delays in new product introductions and to uncertainty regarding the timing of exiting the consent decree, which limited the company's ability to renegotiate and bid on certain customer contracts and otherwise led to a decline in customer orders. The negative effect of the consent decree on customer orders and net sales in these segments has been considerable, and the company expects to continue to experience low levels of net sales in the North America/HME and Asia/Pacific segments at least until it has successfully completed the previously-described FDA re-inspection and has received written notification from the FDA that the company may resume full operations at the Corporate and Taylor Street facilities. Even after the company is permitted to resume full operations at the affected facilities, it is uncertain as to whether, or how quickly, the company will be able to rebuild net sales to more typical historical levels, irrespective of market conditions. Accordingly, when compared to the company's 2010 results, the limitations in the consent decree had, and likely will continue to have, a material adverse effect on the company's business, financial condition and results of operations. Separately, net sales in the North America/HME segment have likely been impacted by uncertainty on the part of the company's customers as they coped with prepayment reviews and post-payment audits by the Centers for Medicare and Medicaid Services ("CMS") and contemplated their participation in the National Competitive Bidding ("NCB") process. In addition, net sales in the North America/HME segment declined as a result of the company's strategic focus away from lower margin, less differentiated products as the company becomes more focused on its clinically complex products.

For additional information regarding the consent decree, please see the following sections of company's Annual Report on Form 10-K for the year ended December 31, 2015: Item 1. Business - Government Regulation and Item 1A. Risk Factors; Item 3. Legal Proceedings; and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook and - Liquidity and Capital Resources.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2016

The company's warranty reserves are subject to adjustment in future periods based on historical analysis of warranty claims and as new developments occur that may change the company's estimates related to specific product recalls. See Current Liabilities in the Notes to the Consolidated Financial Statements for the total provision amounts and a reconciliation of the changes in the warranty accrual.

In December 2010, the company received a warning letter from the FDA related to quality system processes and procedures at the company's Sanford, Florida facility. In January 2014, the FDA conducted inspections at the company’s manufacturing facility in Suzhou, China and at the company’s electronic components subsidiary in Christchurch, New Zealand, covering quality systems and current Good Manufacturing Practice regulations. In August 2014, the FDA inspected Alber GmbH in Albstadt, Germany. The FDA issued its inspectional observations on Forms 483 to the company after these inspections, and the company submitted its responses to the agency in a timely manner. In October 2014, the FDA conducted an inspection at the Sanford facility and, at the conclusion, issued its Form 483 observations. In December 2015, the FDA issued Form 483 observations following a 2015 inspection of approximately 5 months at the Corporate and Taylor Street facilities in Elyria, Ohio which included a review of the company’s compliance with the terms of the consent decree and the matters covered by the first and second expert certification reports previously accepted in 2013. The company has timely filed its responses to these Forms 483 with the FDA and continues to work on addressing the FDA's observations. The results of regulatory claims, proceedings, investigations, or litigation are difficult to predict. An unfavorable resolution or outcome of the FDA warning letter or other FDA enforcement related to the Sanford or other company facilities could materially and adversely affect the company's business, financial condition, and results of operations.
Any of the above contingencies could have an adverse impact on the company's financial condition or results of operations.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Continuing Operations.

OUTLOOK

The company continued to make progress on its transformation from a generalist home and long-term medical equipment company to one more focused on clinically complex products. In both the North America/HME and Europe segments, net sales of mobility and seating products, which comprise a majority of the company's clinically complex product portfolio, increased. A strategic shift from lower margin, less differentiated products along with external market dynamics, resulted in lower consolidated constant currency net sales for the first quarter of 2016. The company expects this trend to continue throughout the year. With the focus on clinically complex products, the company's gross margin improved in the first quarter of 2016 as a percentage of net sales, excluding the impact from the divested rentals businesses in 2015. The company believes that the gross margin improvement and net sales increases in key clinically complex product categories are early indicators of success regarding the company's transformation to being a more clinically oriented company.

To support the transformation, the company made preliminary investments in SG&A expense during the first quarter of 2016, and expects to continue this investment throughout the year, to deepen clinical expertise and increase commercial effectiveness. The company will also explore opportunities to make its operations more efficient and to align its infrastructure for profitable growth. The balance of 2016 will be a year of investments as the company works through its turnaround.

For the three months ended March 31, 2016, net sales, excluding foreign currency translation, increased in the European segment but declined in the North America/HME, IPG and Asia/Pacific segments. In addition, the European and Institutional Products Group segments contributed positive earnings before income taxes while the North America/HME and Asia/Pacific recognized lower losses before income taxes for the three months ended March 31, 2016 compared to the same period a year ago, resulting in a net loss from continuing operations of $0.27 per share compared to a net loss of $0.23 per share for each period, respectively.

Pressures on the company's net sales and margins persist, particularly in the North America/HME segment, which is expected to continue at least until the company has successfully completed the required third-party expert certification audit and the corresponding FDA inspection and has received written notification from the FDA that the company may resume full operations at its Corporate and Taylor Street manufacturing facilities. Even if the company receives the FDA notification that it may resume full operations at its Taylor Street facility, it is uncertain as to whether, or how quickly, the company will be able to rebuild net sales, particularly in mobility and seating products, to more typical historical levels, irrespective of market conditions. Furthermore, Lifestyle product sales for the North America/HME segment have been negatively impacted by a shift toward lower cost products that are subject to the Centers for Medicare and Medicaid Services’ National Competitive Bidding (NCB) program and pre- and post-payment audits related to the program. The company continues to closely monitor the rural roll-out of NCB that expanded to the remaining Medicare population that had not previously been impacted by NCB. The reimbursement reductions to the rural areas began in January 2016 and are scheduled to continue again in July 2016. Further reductions may occur if private payors elect to adopt their own reimbursement changes. In any case, the trend of judicious healthcare spending in the market remained a pressure on industry sales, and has driven the need for ongoing improvement for cost-effective supply of clinically relevant solutions. The company anticipates that as new NCB reimbursement rates are deployed, there will continue to be turbulence in the U.S. market. The company expects that these challenges will likely continue to negatively impact the company's operating results throughout 2016.

As part of the company’s strategic priorities of establishing a quality culture and driving greater profit and cash, the company will take steps to deepen the deployment of quality initiatives throughout the company and it will accelerate the transformation and, it anticipates, the growth of its business. The company plans to continue investments in global quality improvements, which it expects will be a competitive advantage. The company also expects to increase the size of its sales force and support it to be more focused on clinically complex products, including complex rehabilitation technology, therapeutic support surfaces and wound prevention, safe patient handling, respiratory therapy technology, and bariatric products. This change will require more training, an expanded clinical staff and more investment in commercial and marketing activities to increase awareness and provide more access to these products. The company expects its accounts receivable balance to increase throughout its transformation, as there is a longer order-to-cash cycle on clinically complex products, which is likely to have a negative impact on cash flow. The company may also explore streamlining its operations and better aligning its infrastructure to efficiently deliver an improved mix of clinically complex products. The company will look for opportunities to invest in clinically differentiating technology and expertise. To finance this transformation, grow related working capital, fund ongoing quality initiatives, and to support the company through historic seasonal performance cycles and continued foreign currency pressure, the company completed the issuance in the first quarter of 2016 of $150,000,000 aggregate principal amount of 5.00% convertible senior notes, which mature in 2021.

On balance, the company sees opportunities to grow, continue its transformation and make progress against industry headwinds and strong competition for long-term results. Still, substantial work remains to transform the company's business.

STATUS OF THE CONSENT DECREE

In December 2012, the company entered into a consent decree of injunction with the FDA related to the company's Corporate facility and Taylor Street wheelchair manufacturing facility in Elyria, Ohio. The consent decree limits production at the Taylor Street manufacturing facility to orders meeting certain documentation requirements. In order to resume full operations at the impacted facilities, the company must complete three separate third-party expert certification audits, followed by an FDA inspection and written determination that the facilities are in compliance. The timing of resuming full operations at these facilities cannot be predicted. The company has dedicated cross-functional resources to improving its corporate quality system and to accumulating evidence demonstrating a strong enterprise-wide quality culture. The company received the FDA’s acceptance of the first two independent expert certification reports in 2013.

In February 2016, the independent expert auditor issued its certification report for the third phase of the consent decree indicating substantial compliance with the FDA’s quality system regulation, and the report was submitted to the FDA. Similar to the first and second certification processes, the FDA has responded to this report with clarifying questions that the company and independent expert are in the process of addressing. When the FDA's questions are satisfactorily addressed, the company intends to request a meeting with the FDA prior to submitting its own written report required by the terms of the consent decree. If and when the FDA accepts the reports of both the independent expert and the company, the FDA will re-inspect the impacted facilities. The company cannot predict the acceptance of these reports by the FDA, the timing of the inspection, nor any remaining work that may be needed to meet the FDA's requirements to resume full operations at the impacted facilities. The FDA has the authority to inspect any FDA registered facility at any time.

See the “Contingencies” note to the financial statements contained in Item 1 of this Form 10-Q and “Forward-Looking Statements” contained below in this Item.

RESULTS OF CONTINUING OPERATIONS

Except for free cash flow, the financial information for all periods excludes the results of three businesses which were sold and classified as discontinued operations. On July 2, 2015, the company divested its United States medical device rentals businesses for long-term care facilities (rentals businesses), which were a part of the Institutional Products Group (IPG) segment. The rentals businesses were not deemed discontinued operations for financial reporting purposes, and therefore are included in the results below unless otherwise noted. For more information, see the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Net Sales. Consolidated net sales for the quarter ended March 31, 2016 decreased 10.9% to $257,552,000 versus $289,024,000 for the same period last year. Foreign currency translation decreased net sales by 3.7 percentage points. Constant currency net sales, which is a non-GAAP financial measure that the company defines as net sales excluding the impact of foreign currency translation, decreased by 7.2% for the quarter compared to the same period last year. Excluding the impact from the divested rentals businesses, constant currency net sales decreased 4.8% for the quarter compared to the same period last year. This financial measure is reconciled to the related GAAP financial measures in the "Business Segment Net Sales" table on page I-8. Constant currency net sales increased in the European segments but were more than offset by declines in the North America/HME, IPG and Asia/Pacific segments.

Europe

For the quarter, European net sales decreased 4.4% to $123,332,000 versus $129,001,000 for the first quarter last year with foreign currency translation decreasing net sales by 6.8 percentage points. Excluding foreign currency translation, net sales for the quarter increased by 2.4% over the same period last year driven by increases in mobility and seating products partially offset by decreases in respiratory products.

North America/Home Medical Equipment (HME)

North America/HME net sales decreased 15.0% for the quarter to $106,371,000 as compared to $125,164,000 for the same period a year ago with foreign currency translation decreasing net sales by 0.5 percentage points. Constant currency net sales decreased 14.5% for the quarter compared to the first quarter last year driven by declines in lifestyle and respiratory products partially offset by increases in mobility and seating products.

Institutional Products Group (IPG)

IPG net sales for the quarter decreased 23.7% to $18,244,000 compared to $23,914,000 for the same period last year as foreign currency decreased net sales by 0.7 of a percentage point. Constant currency net sales decreased 23.0%. Excluding the net sales impact of the divested rentals businesses, reported net sales increased by 9.1%, and by 10.1% on a constant currency basis. This increase was driven by interior design projects and bed products.

Asia/Pacific

Asia/Pacific net sales decreased 12.2% for the quarter to $9,605,000 as compared to $10,945,000 for the same period a year ago as foreign currency decreased net sales by 9.3 percentage points. Constant currency net sales decreased 2.9% over the same period last year due to net sales decreases in the company's subsidiary that produces microprocessor controllers and the Australian distribution business.

Gross Profit. Consolidated gross profit as a percentage of net sales for the three months ended March 31, 2016 was 26.3% compared to 26.7% in the same period last year. Excluding the impact of the divested rentals businesses from 2015, gross margin as a percentage of sales for the first quarter of 2016 increased by 1.0 percentage point as compared to the first quarter last year driven by a favorable sales mix partially offset by unfavorable foreign exchange and warranty expense. The warranty expense increase was primarily driven by a product recall expense of $1,220,000 for a bed component recorded in the North America/HME segment.

For the three months ended March 31, 2016, gross profit in Europe as a percentage of net sales decreased 0.8 of a percentage point compared to the same period last year. The decrease in gross profit was driven by the negative impact of foreign currency and sales mix.

For the three months ended March 31, 2016, North America/HME gross profit as a percentage of net sales increased by 2.9 percentage points compared to the same period last year. The increase in gross profit was primarily as a result of favorable sales mix partially offset by increased warranty expense driven by a recall expense of $1,220,000 for a bed component.

For the three months ended March 31, 2016, IPG gross profit as a percentage of net sales decreased 17.6 percentage points compared to the same period last year. The decline in margin was driven by an unfavorable sales mix resulting from the sale of the rentals businesses, which negatively impacted gross profit by 15.1 percentage points, and increased warranty and freight costs.

For the three months ended March 31, 2016, gross profit in Asia/Pacific as a percentage of net sales increased by 3.1 percentage points compared to the same period last year. The increase in gross profit was primarily as a result of reduced manufacturing costs.

Selling, General and Administrative. Consolidated selling, general and administrative (SG&A) expenses as a percentage of net sales for the three months ended March 31, 2016 was 28.4% compared to 28.1% for the same period a year ago. SG&A expenses decreased by $8,027,000, or 9.9%, for the three months ended March 31, 2016 compared to the same period a year ago, with foreign currency translation decreasing SG&A expenses by $2,944,000, or 3.6 percentage points. On a constant currency basis, SG&A expense decreased for the three months ended March 31, 2016 by $5,083,000, or 6.3%, compared to the same period a year ago. The reduction in SG&A expense for the quarter was primarily related to the sale of the rentals businesses in July 2015, which decreased SG&A expense by $5,674,000 for the three months ended March 31, 2016 as compared to the same period a year ago. The decrease in constant currency SG&A expense was partially offset by increased employment costs. The SG&A expense in the first three months of 2015 included $668,000 for the write-off of bank fees.

European SG&A expenses decreased by 2.4%, or $726,000, for the quarter compared to the same period a year ago, with foreign currency translation decreasing SG&A expenses by approximately $1,987,000, or 6.6 percentage points. Excluding the foreign currency translation impact, SG&A expenses increased by $1,261,000, or 4.2%. The SG&A expense increase for the quarter was primarily attributable to increased employment costs.

SG&A expenses for North America/HME decreased 7.4%, or $2,532,000, for the three months ended March 31, 2016 compared to the same period a year ago. Foreign currency translation decreased SG&A expenses by $534,000, or 1.6 percentage points, for the quarter. Excluding the foreign currency translation, SG&A expenses decreased $1,998,000, or 5.8%, for the quarter compared to the same period last year. The decrease in expense for the quarter compared to the same period last year was primarily related to reductions in regulatory and compliance consulting costs. The SG&A expense in the first three months of 2015 included $668,000 for the write-off of bank fees.

SG&A expenses for IPG decreased by 62.0%, or $5,185,000, for the first three months of 2016, compared to the same period a year ago. Excluding the insignificant impact of foreign currency translation, SG&A expenses decreased by $5,164,000, or 61.7%, for the three months ended March 31, 2016, compared to the same period a year ago. The reduction in SG&A expense for the quarter was primarily related to the sale of the rentals businesses in July 2015, which decreased SG&A expense by $5,674.000, partially offset by an increase in employment costs.

Asia/Pacific SG&A expenses decreased 18.6%, or $855,000, for the three months ended March 31, 2016, compared to the same period a year ago, with foreign currency translation decreasing SG&A expenses by $402,000, or 8.7 percentage points. Excluding the foreign currency translation impact, SG&A expenses decreased by $453,000, or 9.9%, which was primarily driven by favorable foreign currency transactions.

SG&A expenses related to the Other Segment increased by 33.5%, or $1,271,000, for the three months ended March 31, 2016, compared to the same period a year ago. The SG&A expense increase for the quarter was primarily attributable to higher employment costs primarily related to equity compensation expense of $1,678,000.

 Charge Related to Restructuring Activities. Restructuring charges totaled $102,000 in the first three months of 2016 related to severance costs incurred primarily in the NA/HME segment ($61,000) and to a lesser extent the Asia/Pacific segment ($41,000). In the first three months of 2015, the company incurred restructuring charges of $240,000 related principally to severance costs ($239,000) incurred primarily in the NA/HME segment ($199,000) and to a lesser extent the Europe segment ($40,000). The majority of the outstanding restructuring accruals at March 31, 2016 are expected to be paid out in the next twelve months other than certain executive charge payments which will be paid out over the next few years.

Gain on Convertible Debt Derivatives. The company recorded a net gain related to the fair value adjustment of the convertible debt derivatives in the first quarter of 2016 of $604,000. The company recognized a gain of $1,322,000 related to the convertible note hedge derivative long-term asset and recognized a loss of $718,000 related to the convertible debt conversion liability derivative. This net gain is reflected in the Other segment. See "Long-Term Debt" in the notes to the Consolidated Financial Statements included elsewhere in this report for more detail.

Interest. Interest expense increased to $1,994,000 for the three months ended March 31, 2016, compared to $692,000 for the same respective period a year ago, representing an increase of 188.2%. The increase in interest expense for the current quarter as compared to the same period a year ago was due to the convertible notes issuance in the first quarter of 2016 and to capital lease interest as a result of the real estate sale and leaseback transaction finalized in the second quarter of 2015. Interest income was $54,000 for the three months ended March 31, 2016, compared to $38,000 for the same respective period last year.

Income Taxes. The company had an effective tax rate of 26.9% and 49.1% on losses before tax from continuing operations for the three months ended March 31, 2016 and March 31, 2015, respectively, compared to an expected benefit at the U.S. statutory rate of 35% on the continuing operations pre-tax losses for each period. The company's effective tax rate for the three months ended March 31, 2016 and March 31, 2015 was unfavorable as compared to the U.S. federal statutory rate expected benefit, principally due to the negative impact of the company not being able to record tax benefits related to the significant losses in countries which had tax valuation allowances. The effective tax rate was reduced by certain taxes outside the United States, excluding countries with tax valuation allowances, that were at an effective rate lower than the U.S. statutory rate. Installment payments were made in the first quarter related to a previously disclosed liability for uncertain tax positions, and subsequent to the end of the first quarter the company accelerated and paid the remaining balance of the installment obligation, in order to reduce interest costs.

LIQUIDITY AND CAPITAL RESOURCES

The company continues to maintain an adequate liquidity position through its unused bank lines of credit (see Long-Term Debt in the Notes to Condensed Consolidated Financial Statements included in this report) and working capital management.

The company's total debt outstanding, inclusive of the debt discount related to the convertible senior subordinated debentures due 2027 included in equity in accordance with FSB APB 14-1 as well as the debt discount and fees associated with the convertible senior notes due 2021, increased by $149,584,000 to $197,907,000 at March 31, 2016 from $48,323,000 as of December 31, 2015. The company's balance sheet reflects the impact of ASC 470-20, which reduced debt and increased equity by $989,000 and $1,203,000 as of March 31, 2016 and December 31, 2015, respectively, related to the convertible senior subordinated debentures due 2027. The debt discount and fees associated with the convertible senior notes due 2021 reduced the company's reported debt balance by $34,029,000 and $5,757,000, respectively, as of March 31, 2016. The debt increase during the first three months of 2016 was principally a result of issuing $150,000,000 aggregate principal amount of 5.00% Convertible Senior Notes due 2021. The company's cash and cash equivalents were $144,704,000 at March 31, 2016, up from $60,055,000 as of December 31, 2015. At March 31, 2016 and December 31, 2015, the company had zero borrowings outstanding under its revolving credit facility.

The company's cash balances were utilized for normal operations during the period ended March 31, 2016. Debt repayments, acquisitions, divestitures, the timing of vendor payments, the granting of extended payment terms to significant national accounts and other activity can have a significant impact on the company's cash flow and borrowings outstanding such that the debt reported at the end of a given period may be materially different than debt levels during a given period. While the company has cash balances in various jurisdictions around the world, there are no material restrictions regarding the use of such cash for dividends within the company, loans or other purposes, except in China where the cash balance as of March 31, 2016 was approximately $7,912,000.

The company has an asset-based lending Amended and Restated Revolving Credit and Security Agreement (the “Credit Agreement”), which provides for a revolving line of credit, letter of credit and swing line facility for the company's U.S. and Canadian borrowers in an aggregate principal amount of up to $100,000,000 (the "U.S. and Canadian Credit Facility") and a similar facility for European borrowers in an aggregate principal amount of up to $30,000,000 (the "European Credit Facility") each of which is subject to variable rates and availability based on a borrowing base formula. The initial borrowings under the Credit Agreement were used to repay approximately $17,000,000 in aggregate principal amount of borrowings and terminate the company's previous credit agreement, which was scheduled to mature in October 2015. As determined pursuant to the borrowing base formula for the U.S. and Canadian borrowers, the company’s borrowing base including the period ending March 31, 2016 under the U.S. and Canadian Credit Facility of the Credit Agreement was approximately $63,434,000, with aggregate borrowing availability of approximately $42,738,000, taking into account the $5,000,000 minimum availability reserve, then-outstanding letters of credit, other reserves and the $11,250,000 dominion trigger amount noted below. As determined pursuant to the borrowing base formula for the European borrowers, the company’s borrowing base including the period ending March 31, 2016 under the European Credit Facility of the Credit Agreement was approximately $22,851,000, with aggregate borrowing availability of approximately $16,476,000, taking into account the $3,000,000 minimum availability reserve, then-outstanding letters of credit, other reserves and the $3,375,000 dominion trigger amount noted below. See Long-Term Debt in the Notes to the Consolidated Financial Statements for more details regarding the Credit Agreement.

As a result of entering into the Credit Agreement, the company incurred $1,954,000 in fees, which were capitalized and are being amortized through January 2018. In addition, as a result of terminating the previous credit agreement, which was scheduled to mature in October 2015, the company wrote off $668,000 in previously capitalized fees in the first quarter of 2015, which is reflected in the expense of the North America / HME segment.
As of March 31, 2016, the company was in compliance with all covenant requirements under the Credit Agreement. The Credit Agreement contains customary representations, warranties and covenants including dominion triggers requiring the company to maintain borrowing capacity of not less than $11,250,000 on an given business day or $12,500,000 for five consecutive days related to the U.S. and Canadian borrowers and $3,375,000 on an given business day or 12.5% of the maximum amount that may be drawn under the European Credit Facility for five consecutive days related to European borrowers in order to avoid triggering full control by an agent for the lenders of the company's cash receipts for application to the company's obligations under the agreement.

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

In the first quarter of 2016, the company issued $150,000,000 aggregate principal amount of 5.00% Convertible Senior Notes due 2021 in a private offering. The notes bear interest at a rate of 5.00% per year payable semi-annually and will mature in February 2021, unless repurchased or converted in accordance with their terms prior to such date. Prior to August 15, 2020, the notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Unless and until the company obtains shareholder approval under applicable New York Stock Exchange rules, the notes will be convertible, subject to certain conditions, into cash. If the company obtains such shareholder approval, the notes may be settled in cash, the company’s common shares or a combination of cash and the company’s common shares, at the company’s election.

In connection with the offering of the notes, the company entered into privately negotiated convertible note hedge transactions with two financial institutions (the “option counterparties”). These transactions cover, subject to customary anti-dilution adjustments, the number of the company’s common shares that will initially underlie the notes, and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the notes. The company entered into separate, privately negotiated warrant transactions with the option counterparties at a higher strike price relating to the same number of the company’s common shares, subject to customary anti-dilution adjustments, pursuant to which the company sold warrants to the option counterparties. The warrants could have a dilutive effect on the company’s outstanding common shares and the company’s earnings per share to the extent that the price of the company’s common shares exceeds the strike price of those warrants.

The net proceeds from the offering were $144,096,000, after deducting fees and estimated offering expenses payable by the company. Approximately $5,000,000 of the net proceeds from the offering was used to repurchase the company’s common shares, and $15,600,000 of the net proceeds was used to pay the net cost of the convertible note hedge and warrant transactions. The company incurred $5,904,000 in fees, which were capitalized and are being amortized through February 2021, of which $4,562,000 was paid by March 31, 2016. The company intends to use the remaining net proceeds from the offering for working capital and general corporate purposes, which may include funding portions of the company’s ongoing turnaround and addressing potential risks and contingencies. The net proceeds will allow the company to invest in new products, people, marketing initiatives and working capital to transform the business and pursue growth.

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

While there is general concern about the potential for rising interest rates, the company expects that it will be able to absorb modest rate increases in the months ahead without any material impact on its liquidity or capital resources. As of March 31, 2016, the weighted average floating interest rate on revolving credit borrowings, excluding capital leases, was 4.83% compared to 3.83% as of December 31, 2015.

CAPITAL EXPENDITURES

The company estimates that capital investments for 2016 could approximate between $18,000,000 and $25,000,000, compared to actual capital expenditures of $7,522,000 in 2015. The anticipated increase considers the company's investments to transform the company. The company believes that its balances of cash and cash equivalents and existing borrowing facilities, will be sufficient to meet its operating cash requirements and fund required capital expenditures for the foreseeable future. The Credit Agreement, as amended in February 2016, limits the company's annual capital expenditures to $35,000,000. As of March 31, 2016, the company has material capital expenditure commitments outstanding, consisting primarily of computer systems contracts. See Item 7. Contractual Obligations of the company's Annual Report on Form 10-K for the year ended December 31, 2015.

CASH FLOWS

Cash flows used by operating activities were $38,705,000 for the first three months of 2016 and $22,791,000 in the first three months of 2015. The negative operating cash flow in 2016 was principally due to a higher net loss, increased inventory and accounts receivable, and timing of the majority of employee bonus payments, which had occurred in the second quarter of last year.

Cash flows used by investing activities were $1,521,000 for the first three months of 2016, compared to cash flows provided by investing activities of $10,649,000 in the first three months of 2015. The significant change in investing cash flow from the prior year was primarily attributable to the surrender of corporate-owned life insurance totaling $11,900,000 in the first three months of 2015 to fund benefit payments in 2015 related to the retirement of certain executive officers of the company in 2014.

Cash flows provided by financing activities were $123,910,000 in the first three months of 2016 compared to cash flow used of $4,157,000 in the first three months of 2015. Cash flows provided in the first three months of 2016 reflect net proceeds received as a result of the issuance of Convertible Senior Notes due 2021, including the net proceeds used for the related convertible note hedge transactions and the repurchase of common shares.

During the first three months of 2016, free cash flow was negative $38,975,000 compared to negative $23,651,000 in the first three months of 2015. The first three months 2016 free cash flow was negatively impacted by the same items affecting cash flows from operations. Free cash flow is a non-GAAP financial measure that is comprised of net cash used by operating activities, excluding net cash flow impact related to restructuring activities, less purchases of property and equipment, net of proceeds from sales of property and equipment. Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the company and its ability to repay debt or make future investments (including acquisitions, etc.).

The non-GAAP financial measure is reconciled to the GAAP measure as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash used by operating activities	$(38,705)	$(22,791)
Plus: Net cash impact related to restructuring activities	1,190	1,880
Plus: Sales or property and equipment	4	78
Less: Purchases of property and equipment	(1,464)	(2,818)
Free Cash Flow	$(38,975)	$(23,651)

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
Three months ended March 31, 2016 compared to March 31, 2015:

	Reported	Foreign Exchange Translation Impact	Constant Currency
North America / HME	(15.0)%	(0.5)%	(14.5)%
Institutional Products Group	(23.7)%	(0.7)%	(23.0)%
Europe	(4.4)%	(6.8)%	2.4%
Asia/Pacific	(12.2)%	(9.3)%	(2.9)%
Consolidated	(10.9)%	(3.7)%	(7.2)%

	Reported	Impact of Rentals Businesses	Reported excluding Rentals Businesses
Institutional Products Group	(23.7)%	(32.8)%	9.1%
Consolidated	(10.9)%	(2.3)%	(8.6)%

	Constant Currency	Impact of Rentals Businesses	Constant Currency excluding Rentals Businesses
Institutional Products Group	(23.0)%	(33.1)%	10.1%
Consolidated	(7.2)%	(2.4)%	(4.8)%

DIVIDEND POLICY

On February 18, 2016, the company's Board of Directors declared a quarterly cash dividend of $0.0125 per Common Share to shareholders of record as of April 5, 2016, which was paid on April 13, 2016. At the current rate, the cash dividend will amount to $0.05 per Common Share on an annual basis, subject to Board of Directors approval of future dividend payments.

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
The company continues to closely monitor the credit-worthiness of its customers and adhere to tight credit policies. In 2013, the Centers for Medicare and Medicaid Services announced new Medicare prices which became effective in July 2013 for the second round of the NCB program, which was expanded to include 91 additional MSAs. In January 1, 2016, CMS began expanding NCB to rural areas which would expand the program to 100% of the Medicare population. The company believes the changes could have a significant impact on the collectability of accounts receivable for those customers which are in the rural locations impacted and which have a portion of their revenues tied to Medicare reimbursement. As a result, this is an additional risk factor which the company considers when assessing the collectability of accounts receivable.

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

Goodwill, Intangible and Other Long-Lived Assets
Property, equipment, intangibles and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Under Intangibles-Goodwill and Other, ASC 350, goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. The company's measurement date for its annual goodwill impairment test is October 1 and the analysis is completed in the fourth quarter. Furthermore, goodwill and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The majority of the company's goodwill and intangible assets relate to the company's Europe and IPG segments which are profitable.

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
In 2015, the company performed a review for potential impairments of any other assets, including the company's Taylor Street facility which is subject to the FDA consent decree that limits the company's manufacture and distribution of custom power and manual wheelchairs, wheelchair components and wheelchair subassemblies at the Taylor Street facility. The company determined there was no impairment of the property, plant and equipment of the Taylor Street facility based on a comparison of the forecasted undiscounted cash flows to the carrying value of the net assets in accordance with ASC 360. In addition, the company determined there was no impairment of inventory associated with the facility. There were no changes during the first quarter of 2016 which would result in an impairment of inventory or other assets at the Taylor Street facility.
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

Accounting for Stock-Based Compensation
The company accounts for share based compensation under the provisions of Compensation—Stock Compensation, ASC 718. The company has not made any modifications to the terms of any previously granted awards and no changes have been made regarding the valuation methodologies or assumptions used to determine the fair value of awards granted. As of March 31, 2016, there was $18,442,000 of total unrecognized compensation cost from stock-based compensation arrangements, which is related to non-vested options and shares, and includes $13,350,000 related to restricted stock awards, $697,000 related to non-qualified stock options and $4,395,000 related to performance share awards.

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

Accounting for Convertible Debt and Related Derivatives
In the first quarter of 2016, the company issued $150,000,000 aggregate principal amount of 5.00% Convertible Senior Notes due 2021 (the “notes”). In connection with the offering of the notes, the company entered into privately negotiated convertible note hedge transactions with two financial institutions (the “option counterparties”). These transactions cover, subject to customary anti-dilution adjustments, the number of the company’s common shares that will initially underlie the notes, and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the notes. The company entered into separate, privately negotiated warrant transactions with the option counterparties at a higher strike price relating to the same number of the company’s common shares, subject to customary anti-dilution adjustments, pursuant to which the company sold warrants to the option counterparties. The warrants could have a dilutive effect on the company’s outstanding common shares and the company’s earnings per share to the extent that the price of the company’s common shares exceeds the strike price of those warrants. The strike price of the warrants will initially be $22.4175 per share and is subject to certain adjustments under the terms of the warrant transactions.

The convertible debt conversion liability and the convertible note hedges are accounted for as derivatives that are fair valued quarterly while the warrants are included as equity. The fair value of the convertible debt conversion liability and the convertible note hedges are estimated using a lattice model incorporating the terms and conditions of the notes and considering, for example, changes in the prices of the company's common stock, company stock price volatility, risk-free rates and changes in market rates. The valuations are, among other things, subject to changes in both the company's credit worthiness and the counter-parties to the instruments as well as change in general market conditions. While the change in fair value of the convertible debt conversion liability and the convertible note hedges are generally expected to move in opposite directions the net change in any given period may be material.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For the company’s disclosure regarding recently issued accounting pronouncements, see Accounting Policies - Recent Accounting Pronouncements in the Notes to the Consolidated Financial Statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The company has at times used interest swap agreements to mitigate its exposure to interest rate fluctuations. As of March 31, 2016, a 1% change in interest rates would have no impact on annual interest expense as the company did not have any variable rate debt outstanding. Additionally, the company operates internationally and, as a result, is exposed to foreign currency fluctuations. Specifically, the exposure results from intercompany loans, intercompany sales or payments and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized to hedge intercompany purchases and sales as well as third party purchases and sales. The company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the company’s financial condition or results of operations.

The company is party to the Credit Agreement which was originally entered into on January 16, 2015 and matures in January 2018. Accordingly, while the company is exposed to increases in interest rates, its exposure to the volatility of the current market environment is limited as the company recently entered into its Credit Agreement. The Credit Agreement contains customary default provisions, with certain grace periods and exceptions, which provide that events of default that include, among other things, failure to pay amounts due, breach of covenants, representations or warranties, bankruptcy, the occurrence of a material adverse effect, exclusion from any medical reimbursement program, and an interruption of any material manufacturing facilities for more than ten consecutive days. Should the company fail to comply with these requirements, the company would potentially have to attempt to obtain alternative financing and in those circumstances likely would be required to pay much higher interest rates.

As of March 31, 2016, the company had no borrowings outstanding under its Credit Agreement, which provides for a senior secured revolving credit facility for U.S. and Canadian borrowers of up to $100,000,000 at variable rates, subject to availability based on a borrowing base formula, and in addition provides for a revolving credit, letter of credit and swing line loan facility for European borrowers allowing borrowing up to an aggregate principal amount of $30,000,000 at variable rates, subject to availability based on a borrowing base formula. As of March 31, 2016, the company had $13,350,000 in principal amount outstanding in principal on its 4.125% Convertible Senior Subordinated Debentures due in February 2027, of which $989,000 is included in equity, and $150,000,000 in principal amount outstanding on its 5.00% Convertible Senior Notes due 2021, unless repurchased or converted in accordance with their terms prior to such date.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “could,” “plan,” “intend,” “expect,” “continue,” “believe” and “anticipate,” as well as similar comments, denote forward-looking statements that are subject to inherent uncertainties that are difficult to predict. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties, which include, but are not limited to, the following: compliance costs, limitations on the production and/or distribution of the company's products, inability to bid on or win certain contracts, unabsorbed capacity utilization, including fixed costs and overhead, or other adverse effects of the company’s consent decree of injunction with the U.S. Food and Drug Administration (FDA); any circumstances or developments that might delay or adversely impact the FDA's acceptance of the third, most comprehensive expert certification audit or FDA inspection of the company's quality systems at the Elyria, Ohio, facilities impacted by the FDA consent decree, including any possible failure to comply with the consent decree or FDA regulations, requirement to perform additional remediation activities or further resultant delays in receipt of the written notification to resume operations; regulatory proceedings or the company's failure to comply with regulatory requirements or receive regulatory clearance or approval for the company's products or operations in the United States or abroad; adverse effects of regulatory or governmental inspections of company facilities at any time and governmental enforcement actions; product liability or warranty claims; product recalls, including more extensive recall experience than expected; the failure or refusal of customers or healthcare professionals to sign verification of medical necessity (VMN) documentation or other certification forms required by the exceptions to the FDA consent decree; loss of customer contracts or the inability to win new customer contracts; possible adverse effects of being leveraged, including interest rate or event of default risks; exchange rate fluctuations, in light of the relative importance of the company's foreign operations to its overall financial performance; legal actions, including adverse judgments or settlements of litigation or claims in excess of available insurance limits; adverse changes in government and other third-party payor reimbursement levels and practices both in the U.S. and in other countries (such as, for example, more extensive pre-payment reviews and post-payment audits by payors, or the continuing roll out of the Medicare National Competitive Bidding program); impacts of the U.S. Affordable Care Act of 2010 (such as, for example, the impact on the company of the excise tax on certain medical devices, and the company's ability to successfully offset such impact); ineffective cost reduction and restructuring efforts or inability to realize anticipated cost savings or achieve desired efficiencies from such efforts; delays, disruptions or excessive costs incurred in facility closures or consolidations; interest rate or tax rate fluctuations; additional tax expense or additional tax exposures could affect the company's future profitability and cash flow; inability to design, manufacture, distribute and achieve market acceptance of new products with greater functionality or lower costs or new product platforms that deliver the anticipated benefits; consolidation of health care providers; lower cost imports; uncollectible accounts receivable; difficulties in implementing/upgrading Enterprise Resource Planning systems; risk of cybersecurity attack, data breach or data loss and/or delays in or inability to recover or restore data and IT systems; risks inherent in managing and operating businesses in many different foreign jurisdictions; decreased availability or increased costs of materials which could increase the company's costs of producing or acquiring the company's products, including possible increases in commodity costs or freight costs; heightened vulnerability to a hostile takeover attempt; provisions of Ohio law or in the company's debt agreements, charter documents or other agreements that may prevent or delay a change in control, as well as the risks described from time to time in the company's reports as filed with the Securities and Exchange Commission. Except to the extent required by law, the company does not undertake and specifically declines any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this item is provided under the same caption under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.    Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures
As of March 31, 2016, an evaluation was performed, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of March 31, 2016, in ensuring that information required to be disclosed by the company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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
In December 2012, the company reached agreement with the FDA on the terms of a consent decree of injunction with respect to the company's Corporate facility and its Taylor Street wheelchair manufacturing facility in Elyria, Ohio. A complaint and consent decree were filed in the U.S. District Court for the Northern District of Ohio, and on December 21, 2012, the Court approved the consent decree and it became effective. The consent decree limits the company's manufacture and distribution of power and manual wheelchairs, wheelchair components and wheelchair sub-assemblies at or from its Taylor Street manufacturing facility. The decree also initially limited design activities related to wheelchairs and power beds that take place at the impacted Elyria, Ohio facilities. The company is entitled to continue to produce from the Taylor Street manufacturing facility certain medically necessary wheelchairs provided that documentation and record-keeping requirements are followed, as well as ongoing replacement, service and repair of products already in use, under terms delineated in the consent decree. Under the terms of the consent decree, in order to resume full operations at the impacted facilities, the company must successfully complete third-party expert certification audits at the impacted Elyria facilities, which is comprised of three distinct reports that must be submitted to, and accepted by, the FDA. During 2013, the company completed the first two of the third-party expert certification audits, and the FDA found the results of both to be acceptable. In these reports, the third-party expert certified that the company's equipment and process validation procedures and its design control systems are compliant with the FDA's QSR. As a result of the FDA's acceptance of the first certification report on May 13, 2013, the Taylor Street facility was able to resume supplying parts and components for the further manufacturing of medical devices at other company facilities. The company's receipt of the FDA's acceptance of the second certification report on July 15, 2013, resulted in the company being able to resume design activities at the impacted facilities related to power wheelchairs and power beds. In February, 2016, the independent expert auditor issued its certification report for the third phase of the consent decree indicating substantial compliance with the FDA's QSR and the report was submitted to the FDA. Similar to the first and second certification processes, the FDA has responded to this report with clarifying questions that the company and the independent expert are in the process of addressing. When the FDA's questions are satisfactorily addressed, the company intends to request a meeting with the FDA prior to submitting its own written report required by the terms of the consent decree.
Under the terms of the consent decree, the company must submit its own written report to the FDA regarding its compliance status together with its written responses to any observations in the independent expert's report. The independent third-party expert auditor's third certification report, as well as the company's own report, both must be accepted by the FDA before the agency reinspects the impacted Elyria facilities. If the FDA is satisfied with the company's compliance, the FDA will provide written notification that the company is permitted to resume full operations at the impacted facilities. The company cannot predict the acceptance of these reports by the FDA, the timing of the inspection, nor any remaining work that may be needed to meet the FDA's requirements to resume full operations at the impacted facilities. The FDA has the authority to inspect any FDA registered facility at any time.
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
For additional information regarding the consent decree, please see the following sections of company's Annual Report on Form 10-K for the period ending December 31, 2015: Item 1. Business - Government Regulation; Item 1A. Risk Factors; and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook and - Liquidity and Capital Resources.
In December 2010, the company received a warning letter from the FDA related to quality system processes and procedures at the company's Sanford, Florida facility. In January 2014, the FDA conducted inspections at the company’s manufacturing facility in Suzhou, China and at the company’s electronic components subsidiary in Christchurch, New Zealand, covering quality systems and current Good Manufacturing Practice regulations. In August 2014, the FDA inspected Alber GmbH in Albstadt, Germany. The FDA issued its inspectional observations on Forms 483 to the company after these inspections, and the company submitted its responses to the agency in a timely manner. In October 2014, the FDA conducted an inspection at the Sanford facility and, at the conclusion, issued its Form 483 inspectional observations. In December 2015, the FDA issued Form 483 observations following a 2015 inspection of approximately 5 months at the Corporate and Taylor Street facilities in Elyria, Ohio which included a review of the company’s compliance with the terms of the consent decree and the matters covered by the first and second expert certification reports previously accepted in 2013. The company has timely filed its responses to these Forms 483 with the FDA and continues to work on addressing the FDA's observations. The results of regulatory claims, proceedings, investigations, or litigation are difficult to predict. An unfavorable resolution or outcome of the FDA warning letter or other FDA enforcement related to the Sanford facility or other company facilities could materially and adversely affect the company's business, financial condition, and results of operations. See Item Item 1. Business - Government Regulation - Other FDA Matters and 1A. Risk Factors in company's Annual Report on Form 10-K for the period ending December 31, 2015.

On September 12, 2014, an amended complaint, in a lawsuit originally instituted on August 26, 2013, was filed against Invacare Corporation, former officer and director Gerald B. Blouch, former officer and director A. Malachi Mixon III, and the company's Senior Vice President, Human Resources, Patricia Stumpp, as well as outside directors Dale C. LaPorte and Michael F. Delaney and former outside director Charles S. Robb, in the U.S. District Court for the Northern District of Ohio, alleging that the defendants breached their fiduciary duties and violated the Employee Retirement Income Security Act (ERISA) in the administration and maintenance of the company stock fund in the company’s Retirement Savings Plan (401(k) Plan). The lawsuit seeks class certification and unspecified damages and attorneys' fees for participants in the company's stock fund of the 401(k) Plan between July 22, 2010 and the present. On August 28, 2015, the Court limited plaintiff’s claim to the time period between July 22, 2010 and December 8, 2011. This lawsuit has been referred to the company's insurance carriers. After mediation on April 21, 2016, the parties agreed in principle to settle the lawsuit, subject to the parties entering into a written settlement agreement and subject to final court approval. The settlement amount is expected to be paid by the company's insurance carriers, except for the remaining insurance deductible to be paid by the company.

Additional information regarding the company's commitments and contingencies is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and in Contingencies in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the company’s Annual Report on Form 10-K for the fiscal period ended December 31, 2015.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of common shares made by the company during the three months ended March 31, 2016.

Period			Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (3)
1/1/2016	-	1/31/2016	—	$—	—	2,453,978
2/1/2016	-	2/29/2016	390,320 (2)	12.81	—	2,453,978
3/1/2016	-	3/31/2016	—	—	—	2,453,978
Total			390,320	$12.81	—	2,453,978
________

(1)
No shares were repurchased between January 1, 2016 and March 31, 2016 or surrendered to the company by employees for minimum tax withholding purposes in conjunction with the vesting of restricted shares awarded to the employees by the company.

(2)
The company used a portion of the net proceeds of its offering of 5.00% Convertible Senior Notes due 2021 to repurchase $5,000,000 of the company's common shares in negotiated transactions with institutional investors in the offering. In February 2016, the company repurchased a total of 390,320 Common Shares at $12.81 per share, which was the company's closing stock price on the pricing date of the offering.

(3)
In 2001, the Board of Directors authorized the company to purchase up to 2,000,000 Common Shares, excluding any shares acquired from employees or directors as a result of the exercise of options or vesting of restricted shares pursuant to the company’s performance plans. The Board of Directors reaffirmed its authorization of this repurchase program on November 5, 2010, and on August 17, 2011 authorized an additional 2,046,500 shares for repurchase under the plan. To date, the company has purchased 1,592,522 shares under this program, with authorization remaining to purchase 2,453,978 shares. The company purchased no shares pursuant to this Board authorized program during the quarter ended March 31, 2016.

Item 6.    Exhibits

Exhibit No.
10.1	Waiver and Second Amendment to Amended and Restated Revolving Credit and Security Agreement, dated as of May 3, 2016.
31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification (filed herewith).
32.1	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS*	XBRL instance document
101.SCH*	XBRL taxonomy extension schema
101.CAL*	XBRL taxonomy extension calculation linkbase
101.DEF*	XBRL taxonomy extension definition linkbase
101.LAB*	XBRL taxonomy extension label linkbase
101.PRE*	XBRL taxonomy extension presentation linkbase

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

INVACARE CORPORATION

Date:	May 6, 2016	By:	/s/ Robert K. Gudbranson
Name: Robert K. Gudbranson
Title: Chief Financial Officer
(As Principal Financial and Accounting Officer and on behalf of the registrant)