Form 10-Q
period 2016-06-30
INVACARE CORP
filed 2016-08-04
CIK 742112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

As of August 3, 2016, the registrant had 31,740,079 Common Shares and 729,309 Class B Common Shares outstanding.

INVACARE CORPORATION

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Income (Loss) (unaudited)

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$275,037	$286,273	$532,589	$575,297
Cost of products sold	201,442	208,986	391,134	420,915
Gross Profit	73,595	77,287	141,455	154,382
Selling, general and administrative expenses	78,722	82,422	151,556	162,925
Charges related to restructuring activities	689	689	791	929
Operating Loss	(5,816)	(5,824)	(10,892)	(9,472)
Net gain on convertible debt derivatives	(486)	—	(1,090)	—
Interest expense	4,374	710	6,747	2,139
Interest income	(74)	(42)	(128)	(80)
Loss from Continuing Operations Before Income Taxes	(9,630)	(6,492)	(16,421)	(11,531)
Income tax provision	1,950	1,725	3,775	4,200
Net loss from Continuing Operations	(11,580)	(8,217)	$(20,196)	$(15,731)
Gain on Sale of Discontinued Operations (net of tax of $140 for 2015)	—	—	—	260
Total Net Earnings from Discontinued Operations	—	—	—	260
Net Loss	$(11,580)	$(8,217)	$(20,196)	$(15,471)
Dividends Declared per Common Share	$0.0125	$0.0125	$0.0250	$0.0250
Net Earnings (Loss) per Share—Basic
Net Loss from Continuing Operations	$(0.36)	$(0.26)	$(0.63)	$(0.49)
Net Earnings from Discontinued Operations	$—	$—	$—	$0.01
Net Loss per Share—Basic	$(0.36)	$(0.26)	$(0.63)	$(0.48)
Weighted Average Shares Outstanding—Basic	32,176	32,131	32,274	32,128
Net Earnings (Loss) per Share—Assuming Dilution
Net Loss from Continuing Operations	$(0.36)	$(0.26)	$(0.63)	$(0.49)
Net Earnings from Discontinued Operations	$—	$—	$—	$0.01
Net Loss per Share—Assuming Dilution	$(0.36)	$(0.26)	$(0.63)	$(0.48)
Weighted Average Shares Outstanding—Assuming Dilution	32,530	32,888	32,572	32,646

Net Loss	$(11,580)	$(8,217)	$(20,196)	$(15,471)
Other comprehensive income (loss):
Foreign currency translation adjustments	10,307	(6,682)	21,076	(60,060)
Defined Benefit Plans:
Amortization of prior service costs and unrecognized gains	(6)	719	(196)	813
Amounts arising, primarily due to the addition of new participants	—	(784)	—	(784)
Deferred tax adjustment resulting from defined benefit plan activity	(11)	22	(27)	(11)
Valuation reserve associated with defined benefit plan activity	11	(22)	27	11
Current period unrealized gain (loss) on cash flow hedges	(2,559)	(986)	(1,394)	1,034
Deferred tax benefit (loss) related to unrealized gain (loss) on cash flow hedges	292	11	89	(85)
Other Comprehensive Income (Loss)	8,034	(7,722)	19,575	(59,082)
Comprehensive Loss	$(3,546)	$(15,939)	$(621)	$(74,553)

See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)

	June 30, 2016	December 31, 2015
	(In thousands)
Assets
Current Assets
Cash and cash equivalents	$125,305	$60,055
Trade receivables, net	148,196	133,655
Installment receivables, net	1,433	1,145
Inventories, net	147,515	132,807
Other current assets	34,671	34,459
Total Current Assets	457,120	362,121
Other Assets	27,371	4,659
Intangibles	31,528	31,000
Property and Equipment, net	77,301	78,683
Goodwill	379,222	361,680
Total Assets	$972,542	$838,143
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$104,161	$105,608
Accrued expenses	121,139	122,420
Current taxes payable	5,871	17,588
Short-term debt and current maturities of long-term obligations	1,991	2,028
Total Current Liabilities	233,162	247,644
Long-Term Debt	156,485	45,092
Other Long-Term Obligations	110,369	82,589
Shareholders’ Equity
Preferred Shares (Authorized 300 shares; none outstanding)	—	—
Common Shares (Authorized 100,000 shares; 35,353 and 35,024 issued in 2016 and 2015, respectively)—no par	8,967	8,815
Class B Common Shares (Authorized 12,000 shares; 729 and 734 issued and outstanding in 2016 and 2015, respectively)—no par	183	184
Additional paid-in-capital	263,288	247,022
Retained earnings	289,597	310,583
Accumulated other comprehensive income	10,188	(9,387)
Treasury shares (3,613 and 3,194 shares in 2016 and 2015, respectively)	(99,697)	(94,399)
Total Shareholders’ Equity	472,526	462,818
Total Liabilities and Shareholders’ Equity	$972,542	$838,143

See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (unaudited)

	Six Months Ended June 30,
	2016	2015
Operating Activities	(In thousands)
Net loss	$(20,196)	$(15,471)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of business	—	(260)
Depreciation and amortization	8,178	10,449
Provision for losses on trade and installment receivables	167	705
Provision (benefit) for deferred income taxes	(165)	173
Provision for other deferred liabilities	232	13
Provision for stock-based compensation	4,025	1,907
Loss on disposals of property and equipment	48	964
Loss on debt extinguishment including debt finance charges and associated fees	—	668
Amortization of convertible debt discount	2,221	387
Gain on convertible debt derivatives	(1,090)	—
Changes in operating assets and liabilities:
Trade receivables	(11,473)	(11,314)
Installment sales contracts, net	(1,011)	(374)
Inventories	(11,788)	(6,362)
Other current assets	(1,244)	3,284
Accounts payable	(3,426)	1,911
Accrued expenses	(14,132)	(21,142)
Other long-term liabilities	(4,177)	(933)
Net Cash Used by Operating Activities	(53,831)	(35,395)
Investing Activities
Purchases of property and equipment	(3,803)	(4,283)
Proceeds from sale of property and equipment	20	23,089
Change in other long-term assets	(115)	13,155
Other	11	(20)
Net Cash (Used) Provided by Investing Activities	(3,887)	31,941
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	121,976	145,682
Payments on revolving lines of credit and long-term borrowings	(1,655)	(154,935)
Proceeds from exercise of stock options	17	1,056
Payment of financing costs	(5,531)	(1,391)
Payment of dividends	(790)	(794)
Issuance of warrants	12,376	—
Purchase of treasury stock	(5,298)	—
Net Cash Provided (Used) by Financing Activities	121,095	(10,382)
Effect of exchange rate changes on cash	1,873	(2,424)
Increase (Decrease) in cash and cash equivalents	65,250	(16,260)
Cash and cash equivalents at beginning of year	60,055	38,931
Cash and cash equivalents at end of period	$125,305	$22,671
See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2016

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

Principles of Consolidation: The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of June 30, 2016 and the results of its operations and changes in its cash flow for the six months ended June 30, 2016 and 2015, respectively. Certain foreign subsidiaries, represented by the European segment, are consolidated using a May 31 quarter end in order to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the company's financial statements. All significant intercompany transactions are eliminated. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.

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

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires debt issuance costs to be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, which is similar to the presentation of debt discounts or premiums. ASU 2015-03 does not change the recognition and measurement guidance for debt issuance costs and requires retrospective application to all periods presented upon adoption. Amortization of debt fees are reflected as interest expense on the Condensed Consolidated Statement of Income (Loss). The company adopted ASU 2015-03 effective January 1, 2016 which did not have a material impact on the company's financial statements. See "Reclassifications" disclosure below for the amounts reclassified from Selling, General and Administrative expenses to Interest Expense.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2016

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” to simplify the subsequent measurement of inventory. After effectiveness of this update, entities will be required to subsequently measure inventory at the lower of cost or net realizable value rather than at the lower of cost or market. This update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods, and early adoption is permitted. The company is currently reviewing the impact of the adoption of ASU 2015-11 on the company's financial statements but does not currently believe it will a material impact on the company's financial statements.

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

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Statements." ASU 2016-13 requires a new credit loss standard for most financial assets and certain other instruments. For example, entities will be required to use an "expected loss" model that will generally require earlier recognition of allowances for losses for trade receivables. The standard also requires additional disclosures, including disclosures regarding how an entity tracks credit quality. The amendments in the pronouncement are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Entities may early adopt the amendments as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The company is currently reviewing the impact of the adoption of ASU 2016-09 on the company's financial statements.

Reclassifications: The company has historically classified the amortization of debt issuance costs as a component of Selling, General and Administrative (SG&A) Expenses. During the second quarter of 2016, the company determined that it is more appropriate to classify this amortization as a component of Interest Expense. Therefore, Interest Expense for the three month and six month periods ended June 30, 2015 has been increased by $123,000 and $860,000, respectively, with a corresponding decrease to SG&A expenses. The amortization of debt issuance costs of $379,000 for the first three months of 2016 was previously included in SG&A expenses but has now been included in Interest Expense. Total debt amortization fees for the six months ended June 30, 2016 were $909,000. There was no change to Loss from Continuing Operations Before Income Taxes for any period presented.

Operations Held For Sale
On July 2, 2015, Invacare Continuing Care, Inc., a Missouri Corporation and wholly-owned subsidiary of the company ("ICC") completed the sale (the "Transaction") of all the issued and outstanding membership interests in Dynamic Medical Systems, LLC, a Nevada limited liability company, and Invacare Outcomes Management, LLC, a Delaware limited liability company, each a wholly-owned subsidiary of ICC (“collectively, the rentals businesses”), pursuant to a Membership Interest Purchase Agreement (the “Purchase Agreement”) among the company, ICC and Joerns Healthcare Parent, LLC, a Delaware limited liability company. The price paid to ICC for the rentals businesses was approximately $15,500,000 in cash, which was subject to certain post-closing adjustments required by the Purchase Agreement. Net proceeds from the Transaction were approximately $13,700,000, net of taxes and expenses. The company recorded a pre-tax gain of approximately $24,000 in the third quarter of 2015, which represented the excess of the net sales price over the book value of the assets and liabilities of the rentals businesses, as of the date of completion of the disposition. The company recorded expenses related to the sale of the rentals businesses totaling $1,792,000, of which $1,264,000 have been paid as of June 30, 2016. The sale of the rentals businesses was not dilutive to the company's results. The company utilized the net proceeds from the sale to reduce debt outstanding under its credit agreement. The company determined

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2016 that the sale of the rentals businesses did not meet the criteria for classification as a discontinued operation in accordance with ASU 2014-08 but the "held for sale" criteria of ASC 360-10-45-9 were met and thus the rentals businesses were treated as held for sale as of June 30, 2015 until sold on July 2, 2015.

Discontinued Operations
From 2012 through 2014, the company sold three businesses which were classified as discontinued operations. The company recorded cumulative expenses related to the sale of discontinued operations totaling $8,801,000, of which $8,405,000 have been paid as of June 30, 2016.The company recorded an incremental intra-period tax allocation expense to discontinued operations for the six months ended June 30, 2015 which represented the cumulative intra-period allocation expense to discontinued operations based on the company's prior year estimate of the projected domestic taxable loss related to continuing operations for 2015.

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

The estimated allowance for uncollectible amounts ($8,328,000 at June 30, 2016 and $10,487,000 at December 31, 2015) is based primarily on management’s evaluation of the financial condition of specific customers. In addition, as a result of the company's financing arrangement with De Lage Landen, Inc. ("DLL"), a third party financing company which the company has worked with since 2000, management monitors the collection status of these contracts in accordance with the company’s limited recourse obligations and provides amounts necessary for estimated losses in the allowance for doubtful accounts and establishes reserves for specific customers as needed. The company writes off uncollectible trade accounts receivable after such receivables are moved to collection status and legal remedies are exhausted. See Concentration of Credit Risk in the Notes to the Consolidated Financial Statements for a description of the financing arrangement. Long-term installment receivables are included in “Other Assets” on the consolidated balance sheet.

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2016

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

	June 30, 2016			December 31, 2015
	Current	Long- Term	Total	Current	Long- Term	Total
Installment receivables	$2,607	$2,532	$5,139	$2,309	$2,318	$4,627
Less: Unearned interest	(35)	—	(35)	(42)	—	(42)
	2,572	2,532	5,104	2,267	2,318	4,585
Allowance for doubtful accounts	(1,139)	(2,188)	(3,327)	(1,122)	(1,670)	(2,792)
	$1,433	$344	$1,777	$1,145	$648	$1,793

Installment receivables purchased from DLL during the six months ended June 30, 2016 increased the gross installment receivables balance by $1,450,000. No sales of installment receivables were made by the company during the quarter.

The movement in the installment receivables allowance for doubtful accounts was as follows (in thousands):

	Six Months Ended June 30, 2016	Year Ended December 31, 2015
Balance as of beginning of period	$2,792	$5,852
Current period provision (benefit)	1,086	(332)
Direct write-offs charged against the allowance	(551)	(2,728)
Balance as of end of period	$3,327	$2,792

Installment receivables by class as of June 30, 2016 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired installment receivables with a related allowance recorded	$4,198	$4,198	$3,252	$—
Canada
Non-Impaired installment receivables with no related allowance recorded	866	831	—	29
Impaired installment receivables with a related allowance recorded	75	75	75	—
Total Canadian installment receivables	941	906	75	29
Total
Non-Impaired installment receivables with no related allowance recorded	866	831	—	29
Impaired installment receivables with a related allowance recorded	4,273	4,273	3,327	—
Total installment receivables	$5,139	$5,104	$3,327	$29

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2016

Installment receivables by class as of December 31, 2015 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired installment receivables with a related allowance recorded	$3,618	$3,618	$2,729	$—
Canada
Non-Impaired installment receivables with no related allowance recorded	946	904	—	52
Impaired installment receivables with a related allowance recorded	63	63	63	—
Total Canadian installment receivables	1,009	967	63	52
Total
Non-Impaired installment receivables with no related allowance recorded	946	904	—	52
Impaired installment receivables with a related allowance recorded	3,681	3,681	2,792	—
Total installment receivables	$4,627	$4,585	$2,792	$52

Installment receivables with a related allowance recorded as noted in the table above represent those installment receivables on a non-accrual basis in accordance with ASU 2010-20. As of June 30, 2016, the company had no U.S. installment receivables past due of 90 days or more for which the company is still accruing interest. Individually, all U.S. installment receivables are assigned a specific allowance for doubtful accounts based on management’s review when the company does not expect to receive both the contractual principal and interest payments as specified in the loan agreement. In Canada, the company had an immaterial amount of Canadian installment receivables which were past due of 90 days or more as of June 30, 2016 and December 31, 2015 for which the company is still accruing interest.

The aging of the company’s installment receivables was as follows (in thousands):

	June 30, 2016			December 31, 2015
	Total	U.S.	Canada	Total	U.S.	Canada
Current	$847	$—	$847	$908	$—	$908
0-30 Days Past Due	10	—	10	16	—	16
31-60 Days Past Due	9	—	9	12	—	12
61-90 Days Past Due	3	—	3	1	—	1
90+ Days Past Due	4,270	4,198	72	3,690	3,618	72
	$5,139	$4,198	$941	$4,627	$3,618	$1,009

Inventories

Inventories consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Finished goods	$76,938	$67,207
Raw materials	59,334	54,005
Work in process	11,243	11,595
	$147,515	$132,807

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2016

Other Current Assets

Other current assets consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Value added tax receivables	$17,906	$18,031
Recoverable income taxes	707	367
Derivatives (foreign currency forward contracts)	2,475	4,143
Prepaid insurance	1,311	2,538
Prepaid and other current assets	12,272	9,380
	$34,671	$34,459

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Convertible note hedge asset	$23,218	$—
Cash surrender value of life insurance policies	1,698	1,674
Deferred financing fees	672	1,088
Investments	192	160
Installment receivables	344	648
Deferred taxes	1,064	908
Other	183	181
	$27,371	$4,659

During the quarter ended March 31, 2016, the company issued $150,000,000 principal amount of Convertible Senior Notes due 2021. As part of the transaction, the company entered into related convertible note hedge derivatives which are included in the above table (Convertible Note Hedge Asset), the value of which will be adjusted quarterly to reflect fair value. See "Long-Term Debt" in the notes to the Consolidated Financial Statements included elsewhere in this report for more detail.

Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Machinery and equipment	$305,407	$299,721
Land, buildings and improvements	75,748	73,830
Furniture and fixtures	9,727	10,031
Leasehold improvements	11,960	11,966
	402,842	395,548
Less allowance for depreciation	(325,541)	(316,865)
	$77,301	$78,683

Goodwill
The change in goodwill from December 31, 2015 to June 30, 2016 was due to foreign currency translation.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2016

Intangibles

All of the company’s intangible assets have been assigned definite lives and continue to be amortized over their useful lives, except for $25,543,000 related to trademarks, which have indefinite lives. The changes in intangible balances reflected on the balance sheet from December 31, 2015 to June 30, 2016 were the result of foreign currency translation and amortization.

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

	June 30, 2016		December 31, 2015
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer lists	$51,964	$47,545	$49,858	$45,019
Trademarks	25,543	—	24,524	—
License agreements	1,165	1,165	1,098	1,098
Developed technology	7,636	6,163	7,405	5,921
Patents	5,538	5,473	5,959	5,843
Other	1,162	1,134	1,161	1,124
	$93,008	$61,480	$90,005	$59,005

Amortization expense related to intangibles was $822,000 in the first six months of 2016 and is estimated to be $1,642,000 in 2016, $1,571,000 in 2017, $1,554,000 in 2018, $1,185,000 in 2019, $184,000 in 2020 and $182,000 in 2021. Amortized intangibles are being amortized on a straight-line basis over remaining lives of 1 to 10 years with the majority of the intangibles being amortized over an average remaining life of approximately 5 years.

Accrued Expenses

Accrued expenses consist of accruals for the following (in thousands):

	June 30, 2016	December 31, 2015
Salaries and wages	$33,348	$41,305
Taxes other than income taxes, primarily Value Added Taxes	21,346	21,424
Warranty cost	25,348	22,820
Supplemental Executive Retirement Program	1,279	1,279
Freight	6,940	6,153
Professional	6,241	5,774
Product liability, current portion	3,603	3,127
Rebates	2,067	1,791
Insurance	771	695
Interest	3,552	872
Derivative liabilities	2,063	2,014
Severance	1,482	2,477
Other items, principally trade accruals	13,099	12,689
	$121,139	$122,420

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2016

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

In 2016, the company recorded additional warranty expense of $1,220,000 for a product recall which was related to a bed component, recorded in the North America/HME segment, and an additional warranty expense of $1,670,000 for a component of a lifestyle product which was recorded in the European segment. The company's warranty reserves are subject to adjustment in future periods to the extent that new developments change the company's estimate of the total cost of these matters.
The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

Balance as of January 1, 2016	$22,820
Warranties provided during the period	7,302
Settlements made during the period	(8,396)
Changes in liability for pre-existing warranties during the period, including expirations	3,622
Balance as of June 30, 2016	$25,348

Long-Term Debt

Debt consists of the following (in thousands):

	June 30, 2016	December 31, 2015
Senior secured revolving credit facility, due in January 2018	$—	$—
Convertible senior notes at 5.00%, due in February 2021	111,791	—
Convertible senior subordinated debentures at 4.125%, due in February 2027	12,580	12,147
Other notes and lease obligations	34,105	34,973
	158,476	47,120
Less current maturities of long-term debt	(1,991)	(2,028)
	$156,485	$45,092

The company had outstanding letters of credit of $3,343,000 and $3,230,000 as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, the weighted average floating interest rate on all borrowings, excluding capital leases, was 4.93% compared to 3.83% as of December 31, 2015. There were no borrowings denominated in foreign currencies, excluding a portion of the company's capital leases, as of June 30, 2016 or December 31, 2015.

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2016

Citizens Bank, National Association (the “Lenders”). PNC is the administrative agent (the “Administrative Agent”) and J.P. Morgan Europe Limited is the European agent (the “European Agent”) under the Credit Agreement.

In connection with entering into the company's Original Credit Agreement and the Credit Agreement, the company incurred $1,954,000 in fees which were capitalized and are being amortized as interest expense through January 2018. In addition, as a result of terminating the previous credit agreement, which was scheduled to mature in October 2015, the company wrote off $668,000 in previously capitalized fees in the first quarter of 2015, which is reflected in the interest expense of the North America / HME segment.

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

•
the amendment of the mandatory prepayment provision to eliminate the prepayment requirement that would have otherwise been required upon the receipt of proceeds from the issuance of the convertible senior notes and the sale of the warrants and the negative covenant regarding dividends to permit the issuance of certain equity interests, payment of interest on the notes and certain payments to be made upon conversion of the convertible notes, as well as upon the exercise, settlement or termination of the convertible note hedge and warrant transactions, so long as the company is not, and would not after giving pro-forma effect to any such transaction be, in default under the Credit Agreement and has had undrawn availability equal to at least 20% of the maximum revolving advance amount under its North American-based credit facility (which maximum amount is currently $100,000,000) for the 30 consecutive days ending as of the most recent North American borrowing base certificate delivered by the company under the Credit Agreement;

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2016

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

Under the Credit Agreement, the aggregate usage under the U.S. and Canadian Credit Facility may not exceed an amount equal to the sum of (a) 85% of eligible U.S. accounts receivable plus (b) the lesser of (i) 70% of eligible U.S. inventory and eligible foreign in-transit inventory and (ii) 85% of the net orderly liquidation value of eligible U.S. inventory and eligible foreign in-transit inventory (not to exceed $4,000,000), plus (c) the lesser of (i) 85% of the net orderly liquidation value of U.S. eligible machinery and equipment and (ii) $2,631,000 (subject to reduction as provided in the Credit Agreement), plus (d) 85% of eligible Canadian accounts receivable, plus (e) the lesser of (i) 70% of eligible Canadian inventory and (ii) 85% of the net orderly liquidation value of eligible Canadian inventory, less (f) swing loans outstanding under the U.S. and Canadian Credit Facility, less (g) letters of credit issued and undrawn under the U.S. and Canadian Credit Facility, less (h) a $5,000,000 minimum availability reserve, less (i) other reserves required by the Administrative Agent, and in each case subject to the definitions and limitations in the Credit Agreement. As of June 30, 2016, the company was in compliance with all covenant requirements and had borrowing capacity on the U.S. and Canadian Credit Facility under the Credit Agreement of $43,956,000, taking into account the $5,000,000 minimum availability reserve, then-outstanding letters of credit, other reserves and the $11,250,000 dominion trigger amount described below.

Interest will accrue on outstanding indebtedness under the Credit Agreement at the LIBOR rate, plus a margin ranging from 2.25% to 2.75%, or at the alternate base rate, plus a margin ranging from 1.25% to 1.75%, as selected by the company. Borrowings under the U.S. and Canadian Credit Facility are subject to commitment fees of 0.25% or 0.375% per year, depending on utilization.

The Credit Agreement contains customary representations, warranties and covenants. Exceptions to the operating covenants in the Credit Agreement provide the company with flexibility to, among other things, enter into or undertake certain sale and leaseback transactions, dispositions of assets, additional credit facilities, sales of receivables, additional indebtedness and intercompany indebtedness, all subject to limitations set forth in the Credit Agreement. The Credit Agreement also contains a covenant requiring the company to maintain minimum availability under the U.S. and Canadian Credit Facility of not less than the greater of (i) 11.25% of the maximum amount that may be drawn under the U.S. and Canadian Credit Facility for five (5) consecutive business days, or (ii) $5,000,000 on any business day. The company also is subject to dominion triggers under the U.S. and Canadian Credit Facility requiring the company to maintain borrowing capacity of not less than $11,250,000 on any business day or $12,500,000 for five consecutive days in order to avoid triggering full control by an agent for the lenders of the company's cash receipts for application to the company’s obligations under the agreement.

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

European Credit Facility

The Credit Agreement also provides for a revolving credit, letter of credit and swing line loan facility which gives the European Borrowers the ability to borrow up to an aggregate principal amount of $30,000,000, with a $5,000,000 sublimit for letters of credit and a $2,000,000 sublimit for swing line loans (the “European Credit Facility”). Up to $15,000,000 of the European Credit Facility will be available to each of Invacare Limited (the “UK Borrower”) and Invacare Poirier SAS (the “French Borrower” and, together with the UK Borrower, the “European Borrowers”). The European Credit Facility matures in January 2018, together with the U.S. and Canadian Credit Facility. The aggregate borrowing availability for each European Borrower under the European Credit Facility is determined based on a borrowing base formula set forth in the Credit Agreement and summarized below. Under the Credit Agreement, the aggregate borrowings of each of the European Borrowers under the European Credit Facility may not exceed an amount equal to (a) 85% of the European Borrower’s eligible accounts receivable, less (b) the European Borrower’s

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2016 borrowings and swing line loans outstanding under the European Credit Facility, less (c) the European Borrower’s letters of credit issued and undrawn under the European Credit Facility, less (d) a $3,000,000 minimum availability reserve, less (e) other reserves required by the European Agent, and in each case subject to the definitions and limitations in the Credit Agreement. As of June 30, 2016, the aggregate borrowing availability to the European Borrowers under the European Credit Facility was approximately $18,594,000, taking into account the $3,000,000 minimum availability reserve and the $3,375,000 dominion trigger amount described below.

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

Convertible senior subordinated debentures due 2027

In 2007, the company issued $135,000,000 principal amount of 4.125% Convertible Senior Subordinated Debentures due 2027 (the "debentures"), of which $13,350,000 principal amount remains outstanding. The debentures are unsecured senior subordinated obligations of the company, pay interest at 4.125% per annum on each February 1 and August 1, and are convertible upon satisfaction of certain conditions into cash, common shares of the company, or a combination of cash and common shares of the company, subject to certain conditions. The debentures allow the company to satisfy any such conversion using any combination of cash or stock, and at the company’s discretion. In the event of such a conversion, the company intends to satisfy the accreted value of the debentures using cash. Assuming adequate cash on hand at the time of conversion, the company also intends to satisfy the conversion spread using cash, as opposed to stock.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2016

The liability components of the debentures consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Principal amount of liability component	$13,350	$13,350
Unamortized discount	(770)	(1,203)
Net carrying amount of liability component	$12,580	$12,147

In the first quarter of 2016, the company executed a release, acknowledged by Wells Fargo Bank, N.A., as trustee, effecting the release as guarantors of all of the company’s subsidiaries that were guarantors of the debentures, issued pursuant to the terms of the indenture, dated as of February 12, 2007, between the company and the trustee.
Convertible senior notes due 2021

In the first quarter of 2016, the company issued $150,000,000 aggregate principal amount of 5.00% Convertible Senior Notes due 2021 (the “notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The notes bear interest at a rate of 5.00% per year payable semi-annually in arrears on February 15 and August 15 of each year, beginning August 15, 2016. The notes will mature on February 15, 2021, unless repurchased or converted in accordance with their terms prior to such date. Prior to August 15, 2020, the notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Unless and until the company obtains shareholder approval under applicable New York Stock Exchange rules, the notes will be convertible, subject to certain conditions, into cash. If the company obtains such shareholder approval, the notes may be settled in cash, the company’s common shares or a combination of cash and the company’s common shares, at the company’s election. Holders of the notes will have the right to require the company to repurchase all or some of their notes at 100% of their principal, plus any accrued and unpaid interest, upon the occurrence of certain fundamental changes. The initial conversion rate is 60.0492 common shares per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $16.65 per common share). The company evaluated the terms of the conversion features under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the features did require separate accounting as a derivative. This derivative was capitalized on the balance sheet as a long-term liability and will be adjusted to reflect fair value each quarter. The fair value of the convertible debt conversion liability at issuance was $34,480,000. The fair value of the convertible debt conversion liability at June 30, 2016 was $28,633,000. The company recognized gains of $6,565,000 and $5,847,000 for the three and six months ended June 30, 2016, respectively, which are reflected in the Other segment.

In connection with the offering of the notes, the company entered into privately negotiated convertible note hedge transactions with two financial institutions (the “option counterparties”). These transactions cover, subject to customary anti-dilution adjustments, the number of the company’s common shares that will initially underlie the notes, and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the notes. The company evaluated the note hedges under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the note hedges should be accounted for as derivatives. These derivatives were capitalized on the balance sheet as long-term assets and will be adjusted to reflect fair value each quarter. The fair value of the convertible note hedge assets at issuance was $27,975,000. The fair value of the convertible note hedge assets at June 30, 2016 was $23,218,000. The company recognized losses of $6,079,000 and $4,757,000 for the three and six months ended June 30, 2016, respectively, which is reflected in the Other segment.

The company entered into separate, privately negotiated warrant transactions with the option counterparties at a higher strike price relating to the same number of the company’s common shares, subject to customary anti-dilution adjustments, pursuant to which the company sold warrants to the option counterparties. The warrants could have a dilutive effect on the company’s outstanding common shares and the company’s earnings per share to the extent that the price of the company’s common shares exceeds the strike price of those warrants. The initial strike price of the warrants is $22.4175 per share and is subject to certain adjustments under the terms of the warrant transactions. The company evaluated the warrants under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the warrants meet the definition of a derivative, are indexed to the company's own stock and should be classified in shareholder's equity. The amount paid for the warrants and capitalized in shareholder's equity was $12,376,000.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2016

The net proceeds from the offering of the notes were approximately $144,036,000, after deducting fees and offering expenses of $5,964,000. These debt issuance costs were capitalized and are being amortized as interest expense through February 2021. As of June 30, 2016, $5,531,000 of these costs were paid. In accordance with ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, these debt issuance costs are presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability. Approximately $5,000,000 of the net proceeds from the offering were used to repurchase the company’s common shares from purchasers of notes in the offering in privately negotiated transactions. A portion of the net proceeds from the offering were used to pay the cost of the convertible note hedge transactions (after such cost is partially offset by the proceeds to the company from the warrant transactions), which net cost was $15,600,000.

The liability components of the notes consist of the following (in thousands):

June 30, 2016
Principal amount of liability component	$150,000
Unamortized discount	(32,692)
Debt fees	(5,517)
Net carrying amount of liability component	$111,791

The unamortized discount of $32,692,000 is to be amortized through February 2021. The effective interest rate on the liability component was 11.1%. Non-cash interest expense of $1,338,000 and $1,788,000 was recognized for the three and six months ended June 30, 2016, respectively, in comparison to actual interest expense accrued of $1,875,000 and $2,628,000, for the same periods respectively, based on the stated coupon rate of 5.0%. The notes were not convertible as of June 30, 2016 nor was the applicable conversion threshold met.

Other Long-Term Obligations

Other long-term obligations consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Supplemental Executive Retirement Plan liability	$4,860	$4,930
Product liability	16,162	14,582
Deferred income taxes	31,715	32,115
Convertible debt conversion liability	28,633	—
Deferred gain on sale leaseback	6,842	6,978
Deferred compensation	4,111	4,167
Pension	10,267	9,868
Uncertain tax obligation including interest	3,040	4,467
Other	4,739	5,482
Total long-term obligations	$110,369	$82,589

During the quarter ended March 31, 2016, the company issued $150,000,000 principal amount of its 5.00% Convertible Senior Notes due 2021. As a result of the issuance, a long-term liability representing the convertible debt conversion liability was recorded which will be adjusted to reflect fair value quarterly. The amounted included in the above table represents the fair value of the conversion liability as of June 30, 2016. See "Long-Term Debt" in the notes to the Consolidated Financial Statements included elsewhere in this report for more detail.

On April 23, 2015, the company entered into a real estate sale leaseback transaction which resulted in the company recording an initial deferred gain of $7,414,000, the majority of which is included in Other Long-Term Obligations and will be recognized over the 20-year life of the leases. The gain realized for the three months and six months ended June 30, 2016 was $65,000 and $131,000, respectively. The gain realized in 2015 was $171,000.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2016

Equity Compensation

On May 16, 2013, the shareholders of the company approved the Invacare Corporation 2013 Equity Compensation Plan (the “2013 Plan”), which was adopted on March 27, 2013 by the company's Board of Directors (the “Board”). The Board adopted the 2013 Plan to replace the company's prior equity plan, the Invacare Corporation Amended and Restated 2003 Performance Plan (the “2003 Plan”), which expired on May 21, 2013. Due to its expiration, no new awards may be granted under the 2003 Plan; however, awards granted prior to its expiration will remain outstanding until they are exercised, vest, terminate or expire in accordance with their terms.
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
The amounts of equity-based compensation expense recognized as part of selling, general and administrative expenses were as follows (in thousands):

	For the Six Months Ended June 30,
	2016	2015
Non-Qualified stock options	$478	$432
Restricted stock and restricted stock units	3,081	1,318
Performance shares and performance share units	466	157
Total stock-based compensation expense	$4,025	$1,907

As of June 30, 2016, unrecognized compensation expense related to equity-based compensation arrangements granted under the company's 2013 Plan and previous plans, which is related to non-vested options and shares, was as follows (in thousands):

June 30, 2016
Non-Qualified stock options	$509
Restricted stock and restricted stock units	11,548
Performance shares and performance share units	4,041
Total unrecognized stock-based compensation expense	$16,098

Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures and for updated vesting assumptions for the performance share awards (see "Performance Shares and Performance Share Units" below). No tax benefit for share-based compensation was realized for the three and six months ended June 30, 2016 and 2015 as a result of a

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2016 valuation allowance against deferred tax assets. In accordance with ASC 718, any tax benefits resulting from tax deductions in excess of the compensation expense recognized is classified as a component of financing cash flows.
Stock Options

Generally, non-qualified stock option awards have a term of ten years and were granted with an exercise price per share equal to the fair market value of one of the company’s Common Shares on the date of grant. The company expects the compensation expense to be recognized over a weighted-average period of approximately two years.

The following table summarizes information about stock option activity for the six months ended June 30, 2016:

	June 30, 2016		Weighted Average Exercise Price
Options outstanding at January 1, 2016	2,942,783		$21.22
Granted	—		—
Exercised	(1,250)		13.82
Canceled	(76,638)		24.44
Options outstanding at June 30, 2016	2,864,895		$21.17
Options exercise price range at June 30, 2016	$13.37	to
	$33.36
Options exercisable at June 30, 2016	2,681,360
Shares available for grant at June 30, 2016*	1,167,204
________

*
Shares available for grant as of June 30, 2016 reduced by net restricted stock and restricted stock unit award and performance share and performance share unit award activity of 1,909,684 shares and 1,374,472 shares, respectively.

The following table summarizes information about stock options outstanding at June 30, 2016:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding At 6/30/16	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable At 6/30/16	Weighted Average Exercise Price
$ 13.37 – $20.00	755,458	6.1	$14.12	571,923	$14.18
$ 20.01 – $25.00	1,334,053	2.8	22.59	1,334,053	22.59
$ 25.01 – $30.00	770,888	3.2	25.55	770,888	25.55
$ 30.01 – $33.36	4,496	1.0	33.36	4,496	33.36
Total	2,864,895	3.8	$21.17	2,681,360	$21.67

Pursuant to the plans, the Committee has established that grants may not be exercised within one year from the date granted and options must be exercised within ten years from the date granted. Accordingly, for the stock options issued in 2014 and 2013, 25% of such options vested one year following the issuance. The stock options awarded during such years provided a four-year vesting period whereby options vest in 25% installments in each year. Options granted with graded vesting are accounted for as single options.

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2016

Restricted Stock and Restricted Stock Units

The following table summarizes information about restricted shares and restricted share units (for non-U.S. recipients):

	June 30, 2016	Weighted Average Fair Value
Stock / Units unvested at January 1, 2016	641,505	$18.89
Granted	435,372	12.93
Vested	(121,163)	18.48
Canceled	(26,850)	17.82
Stock / Units unvested at June 30, 2016	928,864	$16.19

The restricted stock awards generally vest ratably over the three years after the award date, except for those awards granted in 2014, which vest after a three-year period. Unearned restricted stock compensation, determined as the market value of the shares at the date of grant, is being amortized on a straight-line basis over the vesting period.

Performance Shares and Performance Share Units

The following table summarizes information about performance shares and performance share units (for non-U.S. recipients):

	June 30, 2016	Weighted Average Fair Value
Shares / Units unvested at January 1, 2016	198,401	$19.50
Granted	234,402	12.82
Vested	—	—
Canceled	(9,800)	19.65
Shares / Units unvested at June 30, 2016	423,003	$15.79

During the six months ended June 30, 2016, performance shares and performance share units (for non-U.S. recipients) were granted as performance awards with a three-year performance period with payouts based on achievement of certain performance goals. The awards are classified as equity awards as they will be settled in common shares upon vesting. The number of shares earned will be determined at the end of the performance period based on achievement of performance criteria for January 1, 2016 through December 31, 2018 established by the Compensation Committee at the time of grant. Recipients will be entitled to receive a number of common shares equal to the number of performance shares that vest based upon the levels of achievement which may range between 0% and 150% of the target number of shares with the target being 100% of the initial grant.

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2016

Accumulated Other Comprehensive Income (Loss) by Component

Changes in accumulated other comprehensive income ("OCI") for the three and six months ended June 30, 2016 and June 30, 2015, respectively, were as follows (in thousands):

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
March 31, 2016	$6,474	$2,662	$(9,947)	$2,965	$2,154
OCI before reclassifications	9,982	325	(77)	(2,059)	8,171
Amount reclassified from accumulated OCI	—	—	71	(208)	(137)
Net current-period OCI	9,982	325	(6)	(2,267)	8,034
June 30, 2016	$16,456	$2,987	$(9,953)	$698	$10,188

December 31, 2015	$(5,744)	$4,111	$(9,757)	$2,003	$(9,387)
OCI before reclassifications	22,200	(1,124)	(272)	(931)	19,873
Amount reclassified from accumulated OCI	—	—	76	(374)	(298)
Net current-period OCI	22,200	(1,124)	(196)	(1,305)	19,575
June 30, 2016	$16,456	$2,987	$(9,953)	$698	$10,188

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
March 31, 2015	$18,082	$8,311	$(7,507)	$1,373	$20,259
OCI before reclassifications	383	(7,065)	(68)	(379)	(7,129)
Amount reclassified from accumulated OCI	—	—	3	(596)	(593)
Net current-period OCI	383	(7,065)	(65)	(975)	(7,722)
June 30, 2015	$18,465	$1,246	$(7,572)	$398	$12,537

December 31, 2014	$86,236	$(6,465)	$(7,601)	$(551)	$71,619
OCI before reclassifications	(67,771)	7,711	(15)	1,687	(58,388)
Amount reclassified from accumulated OCI	—	—	44	(738)	(694)
Net current-period OCI	(67,771)	7,711	29	949	(59,082)
June 30, 2015	$18,465	$1,246	$(7,572)	$398	$12,537

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2016

Reclassifications out of accumulated OCI for the three and six months ended June 30, 2016 and June 30, 2015 were as follows (in thousands):

	Amount reclassified from OCI				Affected line item in the Statement of Comprehensive (Income) Loss
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Defined Benefit Plans
Service and interest costs	$71	$3	$76	$44	Selling, General and Administrative
Tax	—	—	—	—	Income Taxes
Total after tax	$71	$3	$76	$44

Derivatives
Foreign currency forward contracts hedging sales	$(982)	$586	$(1,409)	$778	Net Sales
Foreign currency forward contracts hedging purchases	719	(1,502)	957	(1,964)	Cost of Products Sold
Total before tax	(263)	(916)	(452)	(1,186)
Tax	55	320	78	448	Income Taxes
Total after tax	$(208)	$(596)	$(374)	$(738)

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

Charges for the year ended December 31, 2011 totaled $10,534,000 including charges for severance ($8,352,000), contract exit costs primarily related to the closure of the Hong, Denmark assembly facility ($1,788,000) and inventory write-offs ($277,000) recorded in cost of products sold and other miscellaneous costs ($117,000). The majority of the 2011 North America/HME charges were incurred for severance, primarily at the corporate headquarters as the result of the elimination of various positions principally in sales and administration in Elyria, Ohio. These eliminations were permanent reductions in workforce that primarily resulted in reduced selling, general and administrative expenses. In Europe, the charges were the result of the closure of the company's Hong, Denmark facility. The assembly activities were transferred to other company facilities or outsourced to third parties. This closure enabled the company to reduce fixed operating costs related to the facility and reduce headcount with the transfer of a portion of the production to other company facilities. The 2011 charges have been paid out.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2016

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
Restructuring charges continued in 2016 resulting in charges of $791,000 in the first six months of 2016 related to severance costs incurred in the North America/HME segment ($332,000) and the Asia/Pacific segment ($68,000) and building lease termination costs in the North America/HME segment ($391,000). Restructuring payments/utilization for the six months ended June 30, 2016 were $1,614,000 and the cash payments were funded with company's cash on hand. The majority of the outstanding restructuring charge accruals at June 30, 2016 are expected to be paid during the next twelve months.
There have been no material changes in accrued balances related to the charges, either as a result of revisions to the plans or changes in estimates. In addition, the savings anticipated as a result of the company's restructuring plans have been or are

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2016 expected to be achieved, primarily resulting in reduced salary and benefit costs principally impacting Selling, General and Administrative expenses, and to a lesser extent, Costs of Products Sold. However, in general, these savings have been more than offset by the general business decline, higher regulatory and compliance costs related to quality system improvements, and more recently, higher interest expense. To date, the company's liquidity has not been materially impacted.
A progression by reporting segment of the accruals recorded as a result of the restructuring is as follows (in thousands):

	Severance	Product Line Discontinuance	Contract Terminations	Other	Total
December 31, 2010 Balance	$—	$—	$—	$—	$—
Charges
NA/HME	4,755	—	—	4	4,759
IPG	123	—	—	—	123
Europe	3,288	277	1,788	113	5,466
Asia/Pacific	186	—	—	—	186
Total	8,352	277	1,788	117	10,534
Payments
NA/HME	(1,663)	—	—	(4)	(1,667)
IPG	(52)	—	—	—	(52)
Europe	(1,546)	(277)	(1,714)	(113)	(3,650)
Asia/Pacific	(186)	—	—	—	(186)
Total	(3,447)	(277)	(1,714)	(117)	(5,555)
December 31, 2011 Balance
NA/HME	3,092	—	—	—	3,092
IPG	71	—	—	—	71
Europe	1,742	—	74	—	1,816
Total	4,905	—	74	—	4,979
Charges
NA/HME	4,242	—	5	—	4,247
IPG	35	—	—	—	35
Europe	817	—	53	1,223	2,093
Asia/Pacific	1,681	491	1,667	1,181	5,020
Total	6,775	491	1,725	2,404	11,395
Payments
NA/HME	(3,587)	—	(5)	—	(3,592)
IPG	(106)	—	—	—	(106)
Europe	(1,964)	—	(127)	(1,223)	(3,314)
Asia/Pacific	(812)	(340)	(42)	(1,175)	(2,369)
Total	(6,469)	(340)	(174)	(2,398)	(9,381)
December 31, 2012 Balance
NA/HME	3,747	—	—	—	3,747
Europe	595	—	—	—	595
Asia/Pacific	869	151	1,625	6	2,651
Total	$5,211	$151	$1,625	$6	$6,993

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2016

	Severance	Product Line Discontinuance	Contract Terminations	Other	Total
Charges
NA/HME	$5,405	$—	$164	$353	$5,922
IPG	267	—	—	—	267
Europe	1,640	—	—	—	1,640
Asia/Pacific	970	—	534	3	1,507
Total	8,282	—	698	356	9,336
Payments
NA/HME	(6,347)	—	(164)	(353)	(6,864)
IPG	(175)	—	—	—	(175)
Europe	(1,146)	—	—	—	(1,146)
Asia/Pacific	(1,839)	(151)	(1,660)	(9)	(3,659)
Total	(9,507)	(151)	(1,824)	(362)	(11,844)
December 31, 2013 Balance
NA/HME	2,805	—	—	—	2,805
IPG	92	—	—	—	92
Europe	1,089	—	—	—	1,089
Asia/Pacific	—	—	499	—	499
Total	3,986	—	499	—	4,485
Charges
NA/HME	4,404	—	—	—	4,404
IPG	1,163	—	—	761	1,924
Europe	527	—	—	525	1,052
Asia/Pacific	769	—	(15)	—	754
Other	2,978	—	—	—	2,978
Total	9,841	—	(15)	1,286	11,112
Payments
NA/HME	(6,547)	—	—	—	(6,547)
IPG	(1,107)	—	—	(761)	(1,868)
Europe	(1,195)	—	—	(525)	(1,720)
Asia/Pacific	(769)	—	(227)	—	(996)
Total	(9,618)	—	(227)	(1,286)	(11,131)
December 31, 2014 Balance
NA/HME	662	—	—	—	662
IPG	148	—	—	—	148
Europe	421	—	—	—	421
Asia/Pacific	—	—	257	—	257
Other	2,978	—	—	—	2,978
Total	4,209	—	257	—	4,466
Charges
NA/HME	1,069	—	292	—	1,361
IPG	73	—	—	—	73
Europe	510	—	—	—	510
Asia/Pacific	26	—	1	—	27
Total	$1,678	$—	$293	$—	$1,971

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2016

	Severance	Product Line Discontinuance	Contract Terminations	Other	Total
Payments
NA/HME	$(1,069)	$—	$(55)	$—	$(1,124)
IPG	(221)	—	—	—	(221)
Europe	(619)	—	—	—	(619)
Asia/Pacific	(26)	—	(258)	—	(284)
Other	(1,475)	—	—	—	(1,475)
Total	(3,410)	—	(313)	—	(3,723)
December 31, 2015 Balance
NA/HME	662	—	237	—	899
Europe	312	—	—	—	312
Other	1,503	—	—	—	1,503
Total	2,477	—	237	—	2,714
Charges
NA/HME	61	—	—	—	61
Asia/Pacific	41	—	—	—	41
Total	102	—	—	—	102
Payments
NA/HME	(488)	—	(133)	—	(621)
Europe	(292)	—	—	—	(292)
Asia/Pacific	(41)	—	—	—	(41)
Other	(236)	—	—	—	(236)
Total	(1,057)	—	(133)	—	(1,190)
March 31, 2016 Balance
NA/HME	235	—	104	—	339
Europe	20	—	—	—	20
Other	1,267	—	—	—	1,267
Total	1,522	—	104	—	1,626
Charges
NA/HME	271	—	391	—	662
Asia/Pacific	27	—	—	—	27
Total	298	—	391	—	689
Payments
NA/HME	(291)	—	(86)	—	(377)
Europe	(20)	—	—	—	(20)
Asia/Pacific	(27)	—	—	—	(27)
Total	(338)	—	(86)	—	(424)
June 30, 2016 Balance
NA/HME	215	—	409	—	624
Other	1,267	—	—	—	1,267
Total	$1,482	$—	$409	$—	$1,891

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2016

Income Taxes

The company had an effective tax rate of 20.2% and 23.0% on losses before tax from continuing operations for the three and six months ended June 30, 2016, respectively, compared to an expected benefit at the U.S. statutory rate of 35% on the continuing operations pre-tax losses for each period. The company's effective tax rate for the three and six months ended June 30, 2016 was unfavorable as compared to the U.S. federal statutory rate expected benefit, principally due to the negative impact of the company not being able to record tax benefits related to the significant losses in countries which had tax valuation allowances. The effective tax rate was reduced by certain taxes outside the United States, excluding countries with tax valuation allowances, that were at an effective rate lower than the U.S. statutory rate. Installment payments were made in the first half of 2016 related to a previously disclosed liability for uncertain tax positions and current taxes payable, and during the second quarter, the company accelerated and paid the balance of the installment obligation, in order to reduce interest costs.

The company had an effective tax rate of 26.6% and 36.4% on losses before tax from continuing operations for the three and six months ended June 30, 2015, respectively, compared to an expected benefit at the U.S. statutory rate of 35% on the continuing operations pre-tax losses for each period. The company's effective tax rate for the three and six months ended June 30, 2015 was unfavorable as compared to the U.S. federal statutory rate expected benefit, principally due to the negative impact of the company not being able to record tax benefits related to the significant losses in countries which had tax valuation allowances. The effective tax rate was reduced by certain taxes outside the United States, excluding countries with tax valuation allowances, that were at an effective rate lower than the U.S. statutory rate.

Net Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net earnings (loss) per common share for the periods indicated.

(In thousands except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Basic
Average common shares outstanding	32,176	32,131	32,274	32,128

Net loss from continuing operations	$(11,580)	$(8,217)	$(20,196)	$(15,731)
Net earnings from discontinued operations	$—	$—	$—	$260
Net loss	$(11,580)	$(8,217)	$(20,196)	$(15,471)

Net loss per common share from continuing operations	$(0.36)	$(0.26)	$(0.63)	$(0.49)
Net earnings per common share from discontinued operations	$—	$—	$—	$0.01
Net loss per common share	$(0.36)	$(0.26)	$(0.63)	$(0.48)

Diluted
Average common shares outstanding	32,176	32,131	32,274	32,128
Stock options and awards	354	757	298	518
Average common shares assuming dilution	32,530	32,888	32,572	32,646

Net loss from continuing operations	$(11,580)	$(8,217)	$(20,196)	$(15,731)
Net earnings from discontinued operations	$—	$—	$—	$260
Net loss	$(11,580)	$(8,217)	$(20,196)	$(15,471)

Net loss per common share from continuing operations *	$(0.36)	$(0.26)	$(0.63)	$(0.49)
Net earnings per common share from discontinued operations	$—	$—	$—	$0.01
Net loss per common share *	$(0.36)	$(0.26)	$(0.63)	$(0.48)
________
* Net loss per common share assuming dilution calculated utilizing weighted average shares outstanding-basic for the periods in which there was a net loss.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2016

At June 30, 2016, 2,810,386 and 2,787,067 shares associated with stock options were excluded from the average common shares assuming dilution for the three and six months ended June 30, 2016 as they were anti-dilutive. At June 30, 2016, the majority of the anti-dilutive shares were granted at an exercise price of $25.24, which was higher than the average fair market value prices of $11.79 and $12.96 for the three and six months ended June 30, 2016, respectively.

At June 30, 2015, 1,018,678 and 1,674,049 shares associated with stock options were excluded from the average common shares assuming dilution for the three and six months ended June 30, 2015 as they were anti-dilutive. At June 30, 2015, the majority of the anti-dilutive shares were granted at an exercise price of $41.87, which was higher than the average fair market value prices of $21.18 and $19.28 for the three and six months ended June 30, 2015, respectively.

For both the three months ended June 30, 2016 and June 30, 2015, respectively, there were no shares necessary to settle a conversion spread on the convertible notes due February 2027 to be included in the common shares assuming dilution as the average market price of the company stock for these periods did not exceed the conversion price.

Concentration of Credit Risk

The company manufactures and distributes durable medical equipment to the home health care, retail and extended care markets. The company performs credit evaluations of its customers’ financial condition. The company utilizes De Lage Landen, Inc. (“DLL”), a third party financing company, to provide the majority of future lease financing to the company’s North America customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a recourse obligation of $5,181,000 at June 30, 2016 to DLL for events of default under the contracts, which total $37,872,000 at June 30, 2016. Guarantees, ASC 460, requires the company to record a guarantee liability as it relates to the limited recourse obligation. The company's recourse is re-evaluated by DLL biannually, considering activity between the biannual dates and excluding any receivables repurchased by the company from DLL. The company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with Receivables, ASC 310-10-05-4. Credit losses are provided for in the financial statements.

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2016

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

The company has historically not recognized any material amount of ineffectiveness related to forward contract cash flow hedges because the company generally limits its hedges to between 50% and 90% of total forecasted transactions for a given entity’s exposure to currency rate changes and the transactions hedged are recurring in nature. Furthermore, the majority of the hedged transactions are related to intercompany sales and purchases for which settlement occurs on a specific day each month. Forward contracts with a total notional amount in USD of $58,898,000 and $112,226,000 matured for the three and six months ended June 30, 2016, respectively, compared to $31,404,000 and $62,637,000 matured for the three and six months ended and June 30, 2015, respectively.

Outstanding foreign currency forward exchange contracts qualifying and designated for hedge accounting treatment were as follows (in thousands USD):

	June 30, 2016		December 31, 2015
	Notional Amount	Unrealized Net Gain (Loss)	Notional Amount	Unrealized Net Gain (Loss)
USD / AUD	$1,529	$(93)	$2,910	$(83)
USD / CAD	6,013	310	3,893	181
USD / CNY	7,931	(230)	16,786	(282)
USD / EUR	42,624	(409)	72,758	2,681
USD / GBP	1,111	51	3,862	22
USD / NZD	2,447	16	4,893	37
USD / SEK	2,172	(68)	5,128	39
USD / MXP	8,889	(148)	8,494	(284)
EUR / AUD	353	(11)	669	(10)
EUR / CAD	748	11	1,283	(17)
EUR / CHF	1,273	(41)	1,944	(17)
EUR / GBP	19,267	983	36,567	(424)
EUR / SEK	1,318	(15)	2,464	(42)
EUR / NOK	1,615	(15)	3,375	(55)
EUR / NZD	2,684	437	3,609	476
AUD / NZD	180	8	352	8
GBP / AUD	432	(75)	830	(46)
GBP / CHF	264	12	463	(7)
GBP / SEK	1,142	87	2,067	(1)
DKK / SEK	17,951	—	37,293	46
NOK / SEK	1,808	(21)	3,524	(39)
	$121,751	$789	$213,164	$2,183

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2016

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

Foreign currency forward exchange contracts not qualifying or designated for hedge accounting treatment entered into in 2016 and 2015, respectively, and outstanding were as follows (in thousands USD):

	June 30, 2016		December 31, 2015
	Notional Amount	Gain (Loss)	Notional Amount	Gain (Loss)
AUD / USD	$22,441	$(195)	$8,051	$337
CAD / USD	—	—	5,762	(4)
CNY / USD	9,709	(224)	9,943	(441)
EUR / USD	—	—	2,118	53
DKK / USD	—	—	7,927	125
GBP / USD	1,037	48	4,526	(106)
NOK / USD	—	—	1,838	(18)
EUR / NOK	473	(4)	—	—
EUR / SEK	169	(2)	—	—
	$33,829	$(377)	$40,165	$(54)

The fair values of the company’s derivative instruments were as follows (in thousands):

	June 30, 2016		December 31, 2015
	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	$2,420	$1,631	$3,626	$1,443

Derivatives not designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	55	432	517	571
Total derivatives	$2,475	$2,063	$4,143	$2,014

The fair values of the company’s foreign currency forward exchange contract assets and liabilities are included in Other Current Assets and Accrued Expenses, respectively in the Consolidated Balance Sheets.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2016

The effect of derivative instruments on Accumulated Other Comprehensive Income (OCI) and the Statement of Comprehensive Income (Loss) and was as follows (in thousands):

Derivatives in ASC 815 cash flow hedge relationships	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended June 30, 2016
Foreign currency forward exchange contracts	$(2,059)	$208	$42
Six months ended June 30, 2016
Foreign currency forward exchange contracts	$(931)	$374	$42
Three months ended June 30, 2015
Foreign currency forward exchange contracts	$(379)	$596	$—
Six months ended June 30, 2015
Foreign currency forward exchange contracts	$1,687	$738	$—

Derivatives not designated as hedging instruments under ASC 815			Amount of Gain (Loss) Recognized in Income on Derivatives
Three months ended June 30, 2016
Foreign currency forward exchange contracts			$(94)
Six months ended June 30, 2016
Foreign currency forward exchange contracts			$(377)
Three months ended June 30, 2015
Foreign currency forward exchange contracts			$1,476
Six months ended June 30, 2015
Foreign currency forward exchange contracts			$(59)

The gains or losses recognized as the result of the settlement of cash flow hedge foreign currency forward contracts are recognized in net sales for hedges of inventory sales and in cost of product sold for hedges of inventory purchases. For the three and six months ended June 30, 2016, net sales were increased by $982,000 and $1,409,000 while cost of product sold was increased by $719,000 and $957,000 for net pre-tax realized gains of $263,000 and $452,000, respectively. For the three and six months ended June 30, 2015, net sales were decreased by $586,000 and $778,000 while cost of product sold was decreased by $1,502,000 and $1,964,000 for net realized pre-tax gains of $916,000 and $1,186,000, respectively.

Losses of $94,000 and $377,000 were recognized in selling, general and administrative (SG&A) expenses for the three and six months ended June 30, 2016 compared to a gain of $1,476,000 and a loss of $59,000 for the three and six months ended June 30, 2015 on forward contracts not designated as hedging instruments that were entered into to offset gains/losses that were also recorded in SG&A expenses on intercompany trade receivables or payables. Any gains/losses on the non-designated hedging instruments were substantially offset by gains/losses also recorded in SG&A expenses on intercompany trade payables.

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2016 with the same counterparty. The company does not present any derivatives on a net basis in its financial statements, other than the conversion and bond hedge derivatives which are presented net on the Condensed Consolidated Statement of Comprehensive Income (Loss), and all derivative balances presented are subject to provisions that are similar to master netting agreements.

During the first quarter of 2016, the company entered into privately negotiated convertible note hedges and warrants in connection with its sale of $150,000,000 in aggregate principal amount of the company’s 5.00% Convertible Senior Notes due 2021. The warrants, which increased paid in capital by $12,376,000, are clearly and closely related to the convertible notes and thus classified as equity. The note hedge assets and conversion liabilities were recorded, based on initial fair values, as an asset of $27,975,000 and a liability of $34,480,000, respectively, and these fair values are updated quarterly with the offset to the income statement. See "Long-Term Debt" in the notes to the Consolidated Financial Statements included elsewhere in this report for more detail.

The fair values of the outstanding convertible note derivatives as of June 30, 2016 and their effect on the Statement of Comprehensive Income (Loss) were as follows (in thousands):

		Gain (Loss)
		Three Months Ended	Six Months Ended
	Fair Value	June 30, 2016	June 30, 2016
Convertible debt conversion long-term liability	$(28,633)	$6,565	$5,847
Convertible note hedge long-term asset	23,218	(6,079)	(4,757)
	$(5,415)	$486	$1,090

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

The following table provides a summary of the company’s assets and liabilities that are measured on a recurring basis (in thousands):

		Basis for Fair Value Measurements at Reporting Date
		Quoted Prices in Active Markets for Identical Assets / (Liabilities)	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	Level I	Level II	Level III
June 30, 2016
Forward exchange contracts—net	$412	—	$412	—
Convertible debt conversion liability	(28,633)	—	(28,633)	—
Convertible note hedge asset	23,218	—	23,218	—
December 31, 2015
Forward exchange contracts—net	$2,129	—	$2,129	—

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2016

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

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$125,305	$125,305	$60,055	$60,055
Other investments	192	192	160	160
Installment receivables, net of reserves	1,777	1,777	1,793	1,793
Long-term debt (including current maturities of long-term debt) *	(158,476)	(159,006)	(47,120)	(47,369)
Convertible debt conversion liability in Other Long-Term Obligations	(28,633)	(28,633)	—	—
Convertible note hedge in Other Long-Term Assets	23,218	23,218	—	—
Forward contracts in Other Current Assets	2,475	2,475	4,143	4,143
Forward contracts in Accrued Expenses	(2,063)	(2,063)	(2,014)	(2,014)
________
* The company's long-term debt is shown net of discount and fees associated with the Convertible Senior Notes due 2021 on the company's condensed consolidated balance sheet. Accordingly, the fair value of the Convertible Senior Notes due 2021 included in the long-term debt presented in this table is also shown net of the discount and fees.

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2016

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

The information by segment is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues from external customers
North America/HME	$109,563	$119,023	$215,934	$244,187
Institutional Products Group	16,115	27,370	34,359	51,284
Europe	136,872	128,221	260,204	257,222
Asia/Pacific	12,487	11,659	22,092	22,604
Consolidated	$275,037	$286,273	$532,589	$575,297
Intersegment revenues
North America/HME	$27,089	$31,411	$54,704	$55,273
Institutional Products Group	787	208	1,203	354
Europe	2,665	2,120	5,257	4,635
Asia/Pacific	4,918	4,794	10,139	11,112
Consolidated	$35,459	$38,533	$71,303	$71,374
Restructuring charges before income taxes
North America/HME	$662	$491	$723	$690
Institutional Products Group	—	72	—	72
Europe	—	120	—	160
Asia/Pacific	27	6	68	7
Consolidated	$689	$689	$791	$929
Earnings (loss) before income taxes
North America/HME	$(11,402)	$(7,821)	$(20,082)	$(16,651)
Institutional Products Group	1,486	2,277	2,841	3,575
Europe	6,773	6,081	12,505	13,605
Asia/Pacific	(365)	(932)	(1,107)	(2,174)
All Other (1)	(6,122)	(6,097)	(10,578)	(9,886)
Consolidated	$(9,630)	$(6,492)	$(16,421)	$(11,531)
________

(1)
Consists of un-allocated corporate SG&A costs and intercompany profits, which do not meet the quantitative criteria for determining reportable segments and gain or loss on convertible debt derivatives.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2016

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

On September 12, 2014, an amended complaint, in a lawsuit originally instituted on August 26, 2013, was filed against Invacare Corporation, former officer and director Gerald B. Blouch, former officer and director A. Malachi Mixon III and the company's senior Vice President, Human Resources, Patricia Stumpp, as well as outside directors Dale C. LaPorte and Michael F. Delaney and former outside director Charles S. Robb, in the U.S. District Court for the Northern District of Ohio, alleging that the defendants breached their fiduciary duties and violated the Employee Retirement Income Security Act (ERISA) in the administration and maintenance of the company stock fund in the company’s Retirement Savings Plan (401(k) Plan). The lawsuit seeks class certification and unspecified damages and attorneys' fees for participants in the company's stock fund of the 401(k) Plan between July 22, 2010 and the present. On August 28, 2015, the Court limited plaintiff’s claim to the time period between July 22, 2010 and December 8, 2011. This lawsuit has been referred to the company's insurance carriers. Following mediation, the parties entered into a written settlement agreement which was filed with the Court on July 22, 2016, and which is subject to court approval. The settlement amount is expected to be paid by the company's insurance carriers.

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
In December 2012, the company reached agreement with the FDA on the terms of a consent decree of injunction with respect to the company's Corporate facility and its Taylor Street wheelchair manufacturing facility in Elyria, Ohio. A complaint and consent decree were filed in the U.S. District Court for the Northern District of Ohio, and on December 21, 2012, the Court approved the consent decree and it became effective. The consent decree limits the company's manufacture and distribution of power and manual wheelchairs, wheelchair components and wheelchair sub-assemblies at or from its Taylor Street manufacturing facility. The decree also initially limited design activities related to wheelchairs and power beds that take place at the impacted Elyria, Ohio facilities. The company is entitled to continue to produce from the Taylor Street manufacturing facility certain medically necessary wheelchairs provided that documentation and record-keeping requirements are followed, as well as ongoing replacement, service and repair of products already in use, under terms delineated in the consent decree. Under the terms of the consent decree, in order to resume full operations at the impacted facilities, the company must successfully complete third-party expert certification audits

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2016 at the impacted Elyria facilities, which are comprised of three distinct reports that must be submitted to, and accepted by, the FDA. During 2013, the company completed the first two of the third-party expert certification audits, and the FDA found the results of both to be acceptable. In these reports, the third-party expert certified that the company's equipment and process validation procedures and its design control systems are compliant with the FDA's QSR. As a result of the FDA's acceptance of the first certification report on May 13, 2013, the Taylor Street facility was able to resume supplying parts and components for the further manufacturing of medical devices at other company facilities. The company's receipt of the FDA's acceptance of the second certification report on July 15, 2013, resulted in the company being able to resume design activities at the impacted facilities related to power wheelchairs and power beds. In February, 2016, the independent expert auditor issued its certification report for the third phase of the consent decree indicating substantial compliance with the FDA's QSR and the report was submitted to the FDA. Similar to the first and second certification processes, the FDA has responded to this report with clarifying questions to which the company and the independent expert have responded.
In December 2015, the FDA issued Form 483 observations following a 2015 inspection of approximately 5 months at the Corporate and Taylor Street facilities in Elyria, Ohio which included a review of the company’s compliance with the terms of the consent decree and the matters covered by the first and second expert certification reports previously accepted in 2013 (the “December 2015 Form 483”). The company has filed its responses to this Form 483 and continues to work on addressing the FDA’s observations.
On June 7, 2016, the company received a letter from the FDA in follow up to the December 2015 Form 483 and the company’s subsequent responses. To satisfy FDA’s design control requirements, the FDA letter outlined additional steps the Company must take. In particular, the FDA clarified its requirement for the company to complete the remediation of certain design history files (DHFs) referenced in the December 2015 Form 483 and in the consent decree. Before the company can design any new Taylor Street wheelchair devices, the specified DHFs must be completed, then recertified by the company’s third-party expert, whose updated report must be accepted by the FDA. The FDA also clarified that its acceptance of the expert’s updated report on these DHFs is a prerequisite to proceeding further with the third certification process.
Under the terms of the consent decree, the company must submit its own written report to the FDA regarding its compliance status together with its written responses to any observations in the independent expert's certification report. Both the independent expert's third certification report, submitted in February 2016, as well as the company's own report must be accepted by the FDA before the agency reinspects the impacted Elyria facilities. If the FDA is satisfied with the company's compliance, the FDA will provide written notification that the company is permitted to resume full operations at the impacted facilities. The company cannot predict the acceptance of these reports by the FDA, the timing of the inspection, nor any remaining work that may be needed to meet the FDA's requirements to resume full operations at the impacted facilities. The FDA has the authority to inspect any FDA registered facility at any time.
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
As described above, because the limitations on production are not expected to be permanent in nature, and partial production is allowed, the company does not anticipate any major repair, replacement or scrapping of its fixed assets at the Taylor Street manufacturing facility. Based on the company's expectations at the time of filing of this Quarterly Report on Form 10-Q with respect to the utilization of such raw material and with respect to expected future cash flows from production at the Taylor Street manufacturing facility, the company concluded that there is no impairment in the value of the fixed assets related to the Taylor Street manufacturing facility at June 30, 2016.
The majority of the production from the Taylor Street facility is "made to order" custom wheelchairs for customers and, as a result, there was not a significant amount of finished goods inventory on hand at June 30, 2016, and the inventory is expected to be fully utilized. Accordingly, the company concluded that there was not an impairment of the work in process and finished goods at the Taylor Street facility at June 30, 2016. Further, based on its analysis of the raw material inventory at the Taylor Street facility and the company's expectations at the time of filing of this Quarterly Report on Form 10-Q with respect to the time frame for FDA's acceptance of the third-party expert certification audit and FDA inspection, the company concluded that the value of the inventory was not excessive nor impaired at June 30, 2016. However, if the company's expectations regarding the impacts of the limitations in the consent decree or the time frame for acceptance of the third-party expert certification audit and FDA inspection

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2016 were to change, the company may, in future periods, conclude that an impairment exists with respect to its fixed assets or inventory at the Taylor Street facility.
Although the North America/HME segment is the segment primarily impacted by the limitations in the FDA consent decree, the Asia/Pacific segment also is negatively affected as a result of the consent decree due to the lower sales volume of microprocessor controllers. During 2012, before the effective date of the consent decree, the company started to experience decreases in net sales in the North America/HME and Asia/Pacific segments. The company believes that those decreases, which continued beyond 2012, were driven in large part by the consent decree which led to delays in new product introductions and to uncertainty regarding the timing of exiting the consent decree, which limited the company's ability to renegotiate and bid on certain customer contracts and otherwise led to a decline in customer orders. The negative effect of the consent decree on customer orders and net sales in these segments has been considerable, and the company expects to continue to experience low levels of net sales in the North America/HME and Asia/Pacific segments at least until it has successfully completed the previously-described FDA re-inspection and has received written notification from the FDA that the company may resume full operations at the Corporate and Taylor Street facilities. Even after the company is permitted to resume full operations at the affected facilities, it is uncertain as to whether, or how quickly, the company will be able to rebuild net sales to more typical historical levels, irrespective of market conditions. Accordingly, when compared to the company's 2010 results, the limitations in the consent decree had, and likely will continue to have, a material adverse effect on the company's business, financial condition and results of operations. Separately, net sales in the North America/HME segment have likely been impacted by uncertainty on the part of the company's customers as they coped with prepayment reviews and post-payment audits by the Centers for Medicare and Medicaid Services ("CMS") and contemplated their participation in the National Competitive Bidding ("NCB") process. In addition, net sales in the North America/HME segment have and may continue to decline as a result of the company's strategic focus away from lower margin, less differentiated products as the company becomes more focused on its clinically complex products.

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

In December 2010, the company received a warning letter from the FDA related to quality system processes and procedures at the company's Sanford, Florida facility. In January 2014, the FDA conducted inspections at the company’s manufacturing facility in Suzhou, China and at the company’s electronic components subsidiary in Christchurch, New Zealand, covering quality systems and current Good Manufacturing Practice regulations. In August 2014, the FDA inspected Alber GmbH in Albstadt, Germany. The FDA issued its inspectional observations on Forms 483 to the company after these inspections, and the company submitted its responses to the agency in a timely manner. In October 2014, the FDA conducted an inspection at the Sanford facility and, at the conclusion, issued its Form 483 observations. In December 2015, the FDA issued Form 483 observations following a 2015 inspection of approximately 5 months at the Corporate and Taylor Street facilities in Elyria, Ohio. In July 2016, the FDA inspected Motion Concepts L.P. in Concord, Ontario, Canada and issued its inspectional observations on Form 483. The company has timely filed, or will timely file, its responses to these Forms 483 with the FDA and continues to work on addressing the FDA's observations. The results of regulatory claims, proceedings, investigations, or litigation are difficult to predict. An unfavorable resolution or outcome of the FDA warning letter or other FDA enforcement related to the Sanford or other company facilities could materially and adversely affect the company's business, financial condition, and results of operations.
Any of the above contingencies could have an adverse impact on the company's financial condition or results of operations.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Continuing Operations.

OUTLOOK

The company continued to execute its transformation from being a generalist durable home medical equipment company to one more focused on solutions for clinically complex and post-acute care. The company offers a robust portfolio of clinically complex products through its core business and subsidiaries, including complex rehabilitation technology, therapeutic support surfaces and wound prevention, safe patient handling, respiratory therapy technology, and bariatric products. With the focus on clinically complex products, the company's gross margin improved in the three and six months ended June 30, 2016 as a percentage of net sales, excluding the divested rentals businesses from 2015.

The first phase of the transformation, which began late in 2015, included building the North America/HME complex rehabilitation sales force. This rehabilitation sales force and commercial processes are being enhanced to provide clinical solutions to select customer call points and to understand the benefits of the company’s mobility and seating product portfolio, which comprises a majority of the company’s clinically complex portfolio, as well as related products from its subsidiaries. Over time the company expects the net sales weakness from its Taylor Street power wheelchair manufacturing facility, as a result of the consent decree, to be offset by the integration and expanded product sales from its other complex rehab facilities. For the third consecutive quarter, the North America/HME segment, where the most significant turnaround work is occurring, demonstrated early success in this transformation by improving gross margin as a percentage of net sales by 2.5 percentage points compared to the second quarter last year. This improvement was driven by net sales increases in mobility and seating products. This will be an ongoing area of investment and attention.

The second phase of the transformation began ramping up during the second quarter of 2016 with a transformation of the post-acute care business, principally in the IPG segment. Post-acute care can be provided in a variety of clinical settings outside of hospitals. Over the past quarter, the company began developing a specialized post-acute care sales force, with investments in clinical sales training, assessment of customer call points, and recruitment.

To support the transformation, the company continued with investments in SG&A expense during the second quarter of 2016, and expects to continue this spending throughout the year, to deepen clinical expertise and increase commercial effectiveness. The investments, notably hiring of sales representatives to support the new strategy, as well as increasing the quantity of demonstration units at clinical call points, will take several quarters to be accretive. Over time, as the turnaround continues to produce results the company expects these investments to yield greater consolidated gross margin as a percentage of net sales and greater gross profit dollars.

As a result of the business transformation, which includes sales growth in lines of business with longer working capital cycles, the company expects expanded working capital balances and a resulting interim negative impact on cash flow as that expansion occurs. The company may also explore streamlining its operations and better aligning its infrastructure to efficiently deliver an improved mix of clinically complex products. To finance this transformation, grow related working capital, fund ongoing quality initiatives, and to support the company through historic seasonal performance cycles and continued foreign currency pressure, the company completed the issuance in the first quarter of 2016 of $150,000,000 aggregate principal amount of 5.00% convertible senior notes, which mature in 2021.

The strategic shift from lower margin, less differentiated products along with external market dynamics, resulted in lower consolidated constant currency net sales for the second quarter of 2016. Between this shift and the ongoing pressure on lifestyle and respiratory products from National Competitive Bidding (NCB) in the United States, the company expects consolidated net sales to decline throughout the year. However, the company's short-term metric for assessing the success of its transformation to becoming more clinically oriented and having better long-term financial results is a gross margin improvement with an initial improvement in gross margin as a percentage of net sales, and later with an increase in gross profit dollars. With the focus on clinically complex products, the company's gross margin improved in the three and six months ended June 30, 2016 as a percentage of net sales, excluding the impact from the divested rentals businesses in 2015.

The company announced three changes involving directors and officers on Form 8-K on July 28, 2016. General James L. Jones informed the company on July 24, 2016 of his resignation as a director of the company effective as of August 26, 2016, as a result of his increasing global responsibilities and travel for his other professional roles. On July 25, 2016, Michael F. Delaney informed the company of his intent not to stand for re-election as a director when his term expires at the company’s 2017 annual meeting. The company has retained a leading executive search firm to assist in the search for new director candidates. Also, on July 26, 2016, Gordon Sutherland informed the company of his resignation as senior vice president and general manager, Europe, effective mid-August 2016, in order to pursue a new opportunity. The company will be working through a transition plan. The Europe segment has a strong and tenured leadership team, and the company expects this transition to be smooth.

For the six months ended June 30, 2016, net sales, excluding foreign currency translation, increased in the Europe and Asia/Pacific segments but declined in the North America/HME and IPG segments. In addition, the European and Institutional Products Group segments contributed positive earnings before income taxes while the North America/HME and Asia/Pacific recognized losses before income taxes for the six month ended June 30, 2016 compared to the same period a year ago, resulting in a net loss from continuing operations of $0.63 per share compared to a net loss of $0.49 per share for each period, respectively.

The company expects to take advantage of opportunities for growth across its many product lines and businesses by providing clinical solutions to the growing demographic in need of the company’s products. The company also remains focused on building an enterprise-wide quality culture, which it believes will ultimately be a competitive advantage. The company will move forward with its transformation, managing through external uncertainty, including foreign currency fluctuations and changes in payor reimbursement policies. The company is already demonstrating improvements in the key short-term metrics, as noted above, as a result of its strategic shift. However, in spite of this, there may be interim periods where the company’s investments do not fully yield expected financial improvements, particularly in light of various external factors.

STATUS OF THE CONSENT DECREE

See the “Contingencies” note to the financial statements contained in Item 1 of this Form 10-Q and “Forward-Looking Statements” contained below in this Item.

RESULTS OF CONTINUING OPERATIONS

Except for free cash flow, the financial information for all periods excludes the results of three businesses which were sold and classified as discontinued operations. On July 2, 2015, the company divested its United States medical device rentals businesses for long-term care facilities (rentals businesses), which were a part of the IPG segment. The rentals businesses were not deemed discontinued operations for financial reporting purposes, and therefore are included in the results below unless otherwise noted. For more information, see the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
With the implementation of ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, the company re-assessed the classification of amortization of debt fees. Historically, these costs were reflected in Selling, General and Administrative (SG&A) expenses, however, the company has determined it is more appropriate to classify the costs as interest expense. In the Company’s 8-K filed on July 28, 2016 related to the second quarter earnings release, these costs had been included as SG&A expense. The amounts now classified as interest expense versus SG&A are $530,000 and $909,000 for the three and six months ended June 30, 2016, respectively; and $123,000 and $860,000 for the three and six months ended June 30, 2015.
Net Sales

Consolidated net sales for the quarter ended June 30, 2016 decreased 3.9% to $275,037,000 versus $286,273,000 for the same period last year. Foreign currency translation increased net sales by 0.2 percentage points. Constant currency net sales, which is a non-GAAP financial measure that the company defines as net sales excluding the impact of foreign currency translation, decreased by 4.1% for the quarter compared to the same period last year. Excluding the impact from the divested rentals businesses, constant currency net sales decreased 1.6% for the quarter compared to the same period last year. Constant currency net sales are reconciled to the related GAAP financial measures in the "Business Segment Net Sales" table on page I-10. Constant currency net sales increased in the European and Asia/Pacific segments but were more than offset by declines in the North America/HME and IPG segments.

Net sales for the six months ended June 30, 2016 decreased 7.4% to $532,589,000 versus $575,297,000 for the same period last year. Foreign currency translation decreased net sales by 1.8 percentage points. Constant currency net sales decreased by 5.6% for the for the six months ended June 30, 2016 compared to the same period last year. Excluding the impact from the divested rentals businesses, constant currency net sales decreased 3.2% for the first six months compared to the same period last year.

Constant currency net sales increased in the European and Asia/Pacific segments but were more than offset by declines in the North America/HME and IPG segments.

Europe

European net sales for the three months ended June 30, 2016 increased 6.7% to $136,872,000 versus $128,221,000 for the second quarter last year, with foreign currency translation increasing net sales by 1.2 percentage points. Constant currency net sales for the quarter increased by 5.5% compared to the same period last year driven primarily by increases in lifestyle and mobility and seating products partially offset by decreases in respiratory products.

European net sales for the six months ended June 30, 2016 increased 1.2% to $260,204,000 versus $257,222,000 for the same period last year as foreign currency translation decreased net sales by 2.7 percentage points. Constant currency net sales for the six months ended June 30, 2016 increased by 3.9% compared to the same period last year driven primarily by increases in lifestyle and mobility and seating products partially offset by decreases in respiratory products.

North America/Home Medical Equipment (HME)

North America/HME net sales for the three months ended June 30, 2016 decreased 8.0% to $109,563,000 as compared to $119,023,000 for the same period a year ago, with foreign currency translation decreasing net sales by 0.4 of a percentage point. Constant currency net sales decreased 7.6% for the quarter compared to the second quarter last year driven primarily by declines in lifestyle and respiratory products partially offset by increases in mobility and seating products.

North America/HME net sales for the six months ended June 30, 2016 decreased 11.6% to $215,934,000 as compared to $244,187,000 for the same period a year ago with foreign currency translation decreasing net sales by 0.5 of a percentage point. Constant currency net sales for the six months ended June 30, 2016 decreased by 11.1% compared to the same period last year driven primarily by declines in lifestyle and respiratory products partially offset by increases in mobility and seating products.

Institutional Products Group (IPG)

IPG net sales for the three months ended June 30, 2016 decreased 41.1% to $16,115,000 compared to $27,370,000 for the same period last year, as foreign currency decreased net sales by 0.1 of a percentage point. Constant currency net sales decreased 41.0%. Excluding the net sales impact of the divested rentals businesses, reported net sales decreased by 20.3%, and by 20.2% on a constant currency basis. During the second quarter, the IPG leadership team enhanced its focus on building a post-acute care sales force, including investments in clinical sales training, assessment of customer call points, and recruitment. Transforming the post-acute care business, principally in the IPG segment, is the second phase of the company's transformation. The first phase, which began in 2015, included building the North America/HME complex rehabilitation sales force.

IPG net sales for the six months ended June 30, 2016 decreased 33.0% to $34,359,000 compared to $51,284,000 for the same period last year, as foreign currency decreased net sales by 0.4 of a percentage point. Constant currency net sales decreased 32.6%. Excluding the net sales impact of the divested rentals businesses, reported net sales decreased by 7.0%, and by 6.5% on a constant currency basis.

Asia/Pacific

Asia/Pacific net sales for the three months ended June 30, 2016 increased 7.1% to $12,487,000 as compared to $11,659,000 for the same period a year ago, as foreign currency decreased net sales by 6.1 percentage points. Constant currency net sales increased 13.2% over the same period last year due to net sales increases in the Australian distribution business and at the company's subsidiary that produces microprocessor controllers.

Asia/Pacific net sales for the six months ended June 30, 2016 decreased 2.3% to $22,092,000 as compared to $22,604,000 for the same period a year ago, as foreign currency decreased net sales by 7.7 percentage points. Constant currency net sales increased 5.4% over the same period last year due to net sales increases in the Australian distribution business and at the company's subsidiary that produces microprocessor controllers.

Gross Profit

Consolidated gross margin as a percentage of net sales for the three months ended June 30, 2016 was 26.8% compared to 27.0% in the same period last year. Excluding the impact of the divested rentals businesses, gross margin as a percentage of sales for the second quarter of 2016 increased by 1.2 percentage points as compared to the same period last year driven by a favorable sales mix, manufacturing costs and freight costs partially offset by unfavorable warranty expense. Both gross margin as a percentage of net sales and gross profit dollars increased for all segments, except the IPG segment.

Consolidated gross margin as a percentage of net sales for the six months ended June 30, 2016 was 26.6% compared to 26.8% in the same period last year. Excluding the impact of the divested rentals businesses, gross margin as a percentage of sales increased by 1.1 percentage points as compared to the same period last year driven by favorable sales mix and manufacturing costs partially offset by unfavorable warranty expense.

Europe

For the three months ended June 30, 2016, Europe gross margin as a percentage of net sales increased 0.1 of a percentage point, or $2,510,000, compared to the same period last year. The increase in gross profit dollars was driven by increased sales volumes and favorable sales mix partially offset by increased warranty expense, driven by a recall expense of $1,670,000 for a component of a lifestyle product.

For the six months ended June 30, 2016, Europe gross profit as a percentage of net sales decreased 0.3 of a percentage point, or $129,000, compared to the same period last year. The decrease in gross profit dollars was driven by increased warranty expense, driven by a recall expense of $1,670,000 for a component of a lifestyle product, and unfavorable sales mix.

North America/Home Medical Equipment (HME)

For the three months ended June 30, 2016, North America/HME gross margin as a percentage of net sales increased by 2.5 percentage points, or $521,000, compared to the same period last year. The increase in gross profit dollars was primarily as a result of favorable sales mix partially offset by increased warranty expense.

For the six months ended June 30, 2016, North America/HME gross margin as a percentage of net sales increased by 2.8 percentage points, while the dollar amount decreased by $566,000, compared to the same period last year. The decrease in gross profit dollars was primarily as a result of sales volume declines and increased warranty expense, driven by a recall expense of $1,220,000 for a bed component in the first quarter of 2016, partially offset by favorable sales mix.

Institutional Products Group (IPG)

For the three months ended June 30, 2016, IPG gross margin as a percentage of net sales decreased 15.6 percentage points, or $7,351,000, compared to the same period last year. Excluding the divested rentals business, gross margin as a percentage of net sales declined by 2.3 percentage points, or $1,576,000, compared to the same period last year driven by sales volume declines and increased warranty costs.

 For the six months ended June 30, 2016, IPG gross margin as a percentage of net sales decreased 16.7 percentage points, or $12,973,000, compared to the same period last year. Excluding the divested rentals business, gross margin as a percentage of net sales declined by 2.6 percentage points, or $1,615,000, compared to the same period last year driven by sales volume declines and increased warranty costs.

Asia/Pacific

For the three months ended June 30, 2016, Asia/Pacific gross margin as a percentage of net sales increased by 4.1 percentage points, or $628,000, compared to the same period last year. The increase in gross profit was primarily as a result of reduced manufacturing and freight costs.

For the six months ended June 30, 2016, Asia/Pacific margin as a percentage of net sales increased by 3.7 percentage points, or $741,000, compared to the same period last year. The increase in gross profit was primarily as a result of reduced manufacturing and freight costs.

Selling, General and Administrative

Consolidated selling, general and administrative (SG&A) expenses as a percentage of net sales for the three and six months ended June 30, 2016 was 28.6% and 28.5%, respectively, compared to 28.8% and 28.3%, respectively, for the same periods a year ago. SG&A expenses decreased by $3,700,000, or 4.5%, and $11,369,000, or 7.0%, for the three and six months ended June 30, 2016, respectively, compared to the same periods a year ago, with foreign currency translation decreasing SG&A expenses by $206,000, or 0.3 percentage points, and by $3,149,000, or 2.0 percentage points, respectively. On a constant currency basis, SG&A expense decreased for the three and six months ended June 30, 2016 by $3,494,000, or 4.2%, and by $8,220,000, or 5.0%, respectively, compared to the same periods a year ago. Excluding the impacts of the divested rentals businesses and foreign currency translation, SG&A expense for the three and six months ended June 30, 2016 increased $2,070,000, or 2.7%, and by $3,020,000, or 2.0%, respectively, compared to the same periods last year primarily related to increased employment and product liability costs for both the quarter and first half.

Europe

European SG&A expenses increased by 7.3%, or $2,130,000, for the three months ended June 30, 2016 compared to the same period a year ago with foreign currency translation increasing SG&A expenses by approximately $190,000, or 0.6 of a percentage point. Constant currency SG&A expenses increased by $1,940,000, or 6.7%, with the increase primarily attributable to increased employment costs.

For the six months ended June 30, 2016, European SG&A expenses increased by 2.4%, or $1,403,000, compared to the same period a year ago with foreign currency translation decreasing SG&A expenses by approximately $1,797,000, or 3.0 percentage points. Constant currency SG&A expenses increased by $3,200,000, or 5.4%, with the increase primarily attributable to increased employment costs.

North America/Home Medical Equipment (HME)

SG&A expenses for North America/HME decreased 1.0%, or $354,000, for the three months ended June 30, 2016 compared to the same period a year ago with foreign currency translation decreasing SG&A expenses by $196,000, or 0.5 of a percentage points. Constant currency SG&A expenses was relatively flat decreasing $158,000, or 0.5%.

For the six months ended June 30, 2016, SG&A expenses for North America/HME decreased 3.7%, or $2,524,000, compared to the same period a year ago with foreign currency translation decreasing SG&A expenses by $729,000, or 1.1 percentage points. Constant currency SG&A expenses decreased $1,795,000, or 2.6%, with the decrease primarily related to reductions in regulatory and compliance costs.

Institutional Products Group (IPG)

SG&A expenses for IPG decreased by 68.1%, or $6,084,000, for the three months ended June 30, 2016 compared to the same period a year ago with foreign currency translation having no material impact. The reduction in SG&A expense for the quarter was primarily related to the sale of the rentals businesses in July 2015, which decreased SG&A expense by $5,564,000, and to a decrease in employment costs.

For the six months ended June 30, 2016, IPG decreased by 65.2%, or $11,269,000, compared to the same period a year ago with foreign currency translation having no material impact. The reduction in SG&A expense for the first six months was primarily related to the sale of the rentals businesses in July 2015, which decreased SG&A expense by $11,240,000.

Asia/Pacific

Asia/Pacific SG&A expenses increased 2.4%, or $95,000, for the three months ended June 30, 2016 compared to the same period a year ago with foreign currency translation decreasing SG&A expenses by $203,000, or 5.0 percentage points. Constant currency SG&A expenses increased by $298,000, or 7.4%, primarily driven by unfavorable foreign currency transactions.

For the six months ended June 30, 2016, Asia/Pacific SG&A expenses decreased 8.8%, or $762,000, compared to the same period a year ago with foreign currency translation decreasing SG&A expenses by $604,000, or 7.0 percentage points. Constant currency SG&A expenses decreased slightly by $158,000, or 1.8%.

Other

For the three and six months ended June 30, 2016, SG&A expenses related to the Other Segment increased by 8.4%, or $513,000, and by 18.0%, or $1,783,000, respectively, compared to the same periods a year ago with the increase for both periods primarily attributable to higher employment costs primarily related to equity compensation expense.

 Charge Related to Restructuring Activities. Restructuring charges totaled $791,000 in the first six months of 2016 related to severance and contract terminations in the NA/HME segment ($723,000) and severance in the Asia/Pacific segment ($68,000). In the first six months of 2015, the company incurred restructuring charges of $929,000 related principally to severance costs ($928,000) incurred primarily in the NA/HME segment ($690,000) and to a lesser extent the Europe segment ($160,000). The majority of the outstanding restructuring accruals at June 30, 2016 are expected to be paid out in the next twelve months other than certain executive charge payments which will be paid out over the next few years.

Net Gain on Convertible Debt Derivatives. For the three and six months ended June 30, 2016, the company recognized losses of $6,079,000 and $4,757,000, respectively, related to the convertible note hedge derivative long-term asset and recognized gains of $6,565,000 and $5,847,000, respectively, related to the convertible debt conversion liability derivative which resulted in net gains of $486,000 and $1,090,000, respectively, related to the fair valuing of the convertible debt derivatives. The net gains are reflected in the Other segment. See "Long-Term Debt" in the notes to the Consolidated Financial Statements included elsewhere in this report for more detail.

Interest. Interest expense increased to $4,374,000 and $6,747,000 for the three and six months ended June 30, 2016, respectively, compared to $710,000 and $2,139,000, respectively, for the same respective periods a year ago, representing increases of 516.1% and 215.4%, respectively. The increases in interest expense for the current quarter and year to date as compared to the same periods a year ago was primarily due to the convertible notes issuance in the first quarter of 2016 and to capital lease interest as a result of the real estate sale and leaseback transaction finalized in the second quarter of 2015. Interest expense for the first half of 2015 included $668,000 for the write-off of bank fees. With the implementation of ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, the company re-assessed the classification of amortization of debt fees. Historically, these costs were reflected in SG&A expenses; however, the company has determined it is more appropriate to classify the costs as interest expense. In the Company’s 8-K filed on July 28, 2016 related to the second quarter earnings release, these costs had been included as an SG&A expense. Interest income was $74,000 and $128,000 for the three and six months ended June 30, 2016, respectively, compared to $42,000 and $80,000, for the same respective periods last year.

Income Taxes. The company had an effective tax rate of 20.2% and 23.0% on losses before tax from continuing operations for the three and six months ended June 30, 2016, respectively, compared to an expected benefit at the U.S. statutory rate of 35.0% on the continuing operations pre-tax losses for each period. The company's effective tax rate for the three and six months ended June 30, 2016 was unfavorable as compared to the U.S. federal statutory rate expected benefit, principally due to the negative impact of the company not being able to record tax benefits related to the significant losses in countries which had tax valuation allowances. The effective tax rate was reduced by certain taxes outside the United States, excluding countries with tax valuation allowances, that were at an effective rate lower than the U.S. statutory rate. Installment payments were made in the first quarter related to a previously disclosed liability for uncertain tax positions, and subsequent to the end of the first quarter the company accelerated and paid the remaining balance of the installment obligation, in order to reduce interest costs.

The company had an effective tax rate of 26.6% and 36.4% on losses before tax from continuing operations for the three and six months ended June 30, 2015, respectively, compared to an expected benefit at the U.S. statutory rate of 35.0% on the continuing operations pre-tax losses for each period. The company's effective tax rate for the three and six months ended June 30,

2015 was unfavorable as compared to the U.S. federal statutory rate expected benefit, principally due to the negative impact of the Company not being able to record tax benefits related to the significant losses in countries which had tax valuation allowances. The rate benefited by taxes outside the United States, excluding countries with tax valuation allowances, at an effective rate lower than the U.S. statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

The company continues to maintain an adequate liquidity position through its unused bank lines of credit (see Long-Term Debt in the Notes to Condensed Consolidated Financial Statements included in this report) and working capital management.

The company's total debt outstanding, inclusive of the debt discount related to the convertible senior subordinated debentures due 2027 included in equity in accordance with FSB APB 14-1 as well as the debt discount and fees associated with the convertible senior notes due 2021, decreased by $452,000 to $197,455,000 at June 30, 2016 from $197,907,000 as of March 31, 2016. The company's balance sheet reflects the impact of ASC 470-20, which reduced debt and increased equity by $770,000 and $1,203,000 as of June 30, 2016 and December 31, 2015, respectively, related to the convertible senior subordinated debentures due 2027. The debt discount and fees associated with the convertible senior notes due 2021 reduced the company's reported debt balance by $32,692,000 and $5,517,000, respectively, as of June 30, 2016. The debt increase during the first six months of 2016 was principally a result of issuing $150,000,000 aggregate principal amount of 5.00% Convertible Senior Notes due 2021. The company's cash and cash equivalents were $125,305,000 at June 30, 2016, compared to $144,704,000 at March 31, 2016 and $60,055,000 as of December 31, 2015. At June 30, 2016 and December 31, 2015, the company had zero borrowings outstanding under its revolving credit facility. Cash balances declined in the second quarter of 2016 compared to first quarter of 2016 primarily due to negative free cash flow. The increase in cash balances compared to December 31, 2015 was the result of the net proceeds received from the issuance of convertible debt in the first quarter of 2016.

The company's cash balances were utilized for normal operations during the period ended June 30, 2016. Debt repayments, acquisitions, divestitures, the timing of vendor payments, the granting of extended payment terms to significant national accounts and other activity can have a significant impact on the company's cash flow and borrowings outstanding such that the debt reported at the end of a given period may be materially different than debt levels during a given period. While the company has cash balances in various jurisdictions around the world, there are no material restrictions regarding the use of such cash for dividends within the company, loans or other purposes, except in China where the cash balance as of June 30, 2016 was approximately $8,342,000.

The company has an asset-based lending Amended and Restated Revolving Credit and Security Agreement (the “Credit Agreement”), which provides for a revolving line of credit, letter of credit and swing line facility for the company's U.S. and Canadian borrowers in an aggregate principal amount of up to $100,000,000 (the "U.S. and Canadian Credit Facility") and a similar facility for European borrowers in an aggregate principal amount of up to $30,000,000 (the "European Credit Facility") each of which is subject to variable rates and availability based on a borrowing base formula. The initial borrowings under the Credit Agreement were used to repay approximately $17,000,000 in aggregate principal amount of borrowings and terminate the company's previous credit agreement, which was scheduled to mature in October 2015. As determined pursuant to the borrowing base formula for the U.S. and Canadian borrowers, the company’s borrowing base including the period ending June 30, 2016 under the U.S. and Canadian Credit Facility of the Credit Agreement was approximately $64,489,000, with aggregate borrowing availability of approximately $43,956,000, taking into account the $5,000,000 minimum availability reserve, then-outstanding letters of credit, other reserves and the $11,250,000 dominion trigger amount noted below. As determined pursuant to the borrowing base formula for the European borrowers, the company’s borrowing base including the period ending June 30, 2016 under the European Credit Facility of the Credit Agreement was approximately $24,969,000, with aggregate borrowing availability of approximately $18,594,000, taking into account the $3,000,000 minimum availability reserve, then-outstanding letters of credit, other reserves and the $3,375,000 dominion trigger amount noted below. See Long-Term Debt in the Notes to the Consolidated Financial Statements for more details regarding the Credit Agreement.

As a result of entering into the Credit Agreement, the company incurred $1,954,000 in fees, which were capitalized and are being amortized as interest expense through January 2018. In addition, as a result of terminating the previous credit agreement, which was scheduled to mature in October 2015, the company wrote off $668,000 in previously capitalized fees in the first half of 2015, which is reflected in interest expense for the North America / HME segment.
As of June 30, 2016, the company was in compliance with all covenant requirements under the Credit Agreement. The Credit Agreement contains customary representations, warranties and covenants including dominion triggers requiring the company to maintain borrowing capacity of not less than $11,250,000 on an given business day or $12,500,000 for five consecutive days related to the U.S. and Canadian borrowers and $3,375,000 on an given business day or 12.5% of the maximum amount that may be drawn under the European Credit Facility for five consecutive days related to European borrowers in order to avoid triggering full control by an agent for the lenders of the company's cash receipts for application to the company's obligations under the agreement.

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

Based on the company's current expectations, the company believes that its cash balances, available borrowing capacity under its Credit Agreement and any cash generated by operations should be sufficient to meet working capital needs, capital requirements, and commitments for at least the next twelve months. Notwithstanding the company's expectations, if the company's operating results decline as the result of pressures on the business due to, for example, currency fluctuations or regulatory issues or the company's failure to execute its business plans, the company may be unable to comply with its obligations under the Credit Agreement, and its lenders could demand repayment of the amounts outstanding under the company's credit facilities.

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

The initial net proceeds from the offering were $144,036,000, after deducting fees and estimated offering expenses payable by the company. Approximately $5,000,000 of the net proceeds from the offering was used to repurchase the company’s common shares, and $15,600,000 of the net proceeds was used to pay the net cost of the convertible note hedge and warrant transactions. The company incurred $5,964,000 in fees, which were capitalized and are being amortized as interest expense through February 2021, of which $5,531,000 was paid by June 30, 2016. The company intends to use the remaining net proceeds from the offering for working capital and general corporate purposes, which may include funding portions of the company’s ongoing turnaround and addressing potential risks and contingencies. The net proceeds will allow the company to invest in new products, people, marketing initiatives and working capital to transform the business and pursue growth.

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

While there is general concern about the potential for rising interest rates, the company expects that it will be able to absorb modest rate increases in the months ahead without any material impact on its liquidity or capital resources. As of June 30, 2016, the weighted average floating interest rate on revolving credit borrowings, excluding capital leases, was 4.93% compared to 3.83% as of December 31, 2015.

CAPITAL EXPENDITURES

The company estimates that capital investments for 2016 could approximate between $10,000,000 and $15,000,000, compared to actual capital expenditures of $7,522,000 in 2015. The anticipated increase considers the company's investments to transform the company. The company believes that its balances of cash and cash equivalents and existing borrowing facilities, will be sufficient to meet its operating cash requirements and fund required capital expenditures for the foreseeable future. The Credit Agreement, as amended in February 2016, limits the company's annual capital expenditures to $35,000,000. As of June 30, 2016, the company has material capital expenditure commitments outstanding, consisting primarily of computer systems contracts. See Item 7. Contractual Obligations of the company's Annual Report on Form 10-K for the year ended December 31, 2015.

CASH FLOWS

Cash flows used by operating activities were $53,831,000 for the first six months of 2016 compared to cash flows used of $35,395,000 in the first six months of 2015. The decrease in operating cash flow in the first half of 2016 compared to the first half of last year was principally due to a higher net loss, the negative cash flow impact of higher inventories and accounts receivable and by tax payments of approximately $12,500,000 related to a previously disclosed liability for uncertain tax positions and current taxes. Operating cash flows for the first six months of 2015 were negatively impacted by retirement payments of $10,966,000 related to the 2014 retirements of certain executive officers of the company.

Cash flows used by investing activities were $3,887,000 for the first six months of 2016, compared to cash flows provided by investing activities of $31,941,000 in the first six months of 2015. Cash flows provided by investing activities for the first six months of 2015 included the receipt of $23,000,000 in proceeds from the Company's real estate sale leaseback transaction as well as the surrender of corporate-owned life insurance totaling $11,900,000 used to fund benefit payments in 2015 related to the retirement of certain executive officers of the company in 2014.

Cash flows provided by financing activities were $121,095,000 in the first six months of 2016 compared to cash flows used of $10,382,000 in the first six months of 2015. Cash flows provided in the first six months of 2016 reflect net proceeds received as a result of the issuance of Convertible Senior Notes due 2021, including the net proceeds used for the related convertible note hedge transactions, repurchase of common shares and payment of financing costs.

During the first six months of 2016, free cash flow was negative $57,614,000 compared to negative $16,589,000 in the first six months of 2015. The first six months 2016 and 2015 free cash flow was negatively impacted by the same items that affected cash flows used by operation activities. In addition, free cash flow for the first six months of 2015 included a positive free cash flow impact of $23,000,000 as a result of the proceeds from the Company's real estate sale leaseback transaction. Excluding the negative impact of the $12,500,000 tax payment noted above, free cash flow in the first six months of 2016 was negative $45,114,000. Excluding the $23,000,000 positive impact of the real estate sale and leaseback transaction and the $10,966,000 negative impact of the retirement payments noted above, free cash flow in the first six months of 2015 was negative $28,623,000. Free cash flow is a non-GAAP financial measure that is comprised of net cash used by operating activities less purchases of property and equipment plus proceeds from sales of property and equipment. Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the company and its ability to repay debt or make future investments (including acquisitions, etc.).

The non-GAAP financial measure is reconciled to the GAAP measure as follows (in thousands):

	Six Months Ended June 30, 2016
	2016	2015
Net cash used by operating activities	$(53,831)	$(35,395)
Plus: Sales or property and equipment	20	23,089
Less: Purchases of property and equipment	(3,803)	(4,283)
Free Cash Flow	$(57,614)	$(16,589)

BUSINESS SEGMENT NET SALES

Business Segment Net Sales - The following tables provide net sales change for continuing operations as reported and as adjusted to exclude the impact of foreign exchange translation (constant currency net sales) as well as net sales further adjusted to exclude the impact of the sale of the rentals businesses, which were sold in July 2015 and not deemed a discontinued operation from an external reporting perspective. “Constant currency net sales" is a non-GAAP financial measure, which is defined as net sales excluding the impact of foreign currency translation. The current year's functional current currency net sales are translated using the prior year's foreign exchange rates. These amounts are then compared to the prior year's sales to calculate the constant currency net sales change. Management believes that this financial measure provides meaningful information for evaluating the core operating performance of the company.

Constant currency net sales for the three months ended June 30, 2016 compared to June 30, 2015:

	Reported	Foreign Exchange Translation Impact	Constant Currency
North America / HME	(8.0)%	(0.4)%	(7.6)%
Institutional Products Group	(41.1)%	(0.1)%	(41.0)%
Europe	6.7%	1.2%	5.5%
Asia/Pacific	7.1%	(6.1)%	13.2%
Consolidated	(3.9)%	0.2%	(4.1)%

	Reported	Impact of Rentals Businesses	Reported excluding Rentals Businesses
Institutional Products Group	(41.1)%	(20.8)%	(20.3)%
Consolidated	(3.9)%	(2.4)%	(1.5)%

	Constant Currency	Impact of Rentals Businesses	Constant Currency excluding Rentals Businesses
Institutional Products Group	(41.0)%	(20.8)%	(20.2)%
Consolidated	(4.1)%	(2.5)%	(1.6)%

Constant currency net sales for the six months ended June 30, 2016 compared to June 30, 2015:

	Reported	Foreign Exchange Translation Impact	Constant Currency
North America / HME	(11.6)%	(0.5)%	(11.1)%
Institutional Products Group	(33.0)%	(0.4)%	(32.6)%
Europe	1.2%	(2.7)%	3.9%
Asia/Pacific	(2.3)%	(7.7)%	5.4%
Consolidated	(7.4)%	(1.8)%	(5.6)%

	Reported	Impact of Rentals Businesses	Reported excluding Rentals Businesses
Institutional Products Group	(33.0)%	(26.0)%	(7.0)%
Consolidated	(7.4)%	(2.3)%	(5.1)%

	Constant Currency	Impact of Rentals Businesses	Constant Currency excluding Rentals Businesses
Institutional Products Group	(32.6)%	(26.1)%	(6.5)%
Consolidated	(5.6)%	(2.4)%	(3.2)%

DIVIDEND POLICY

On May 19, 2016, the company's Board of Directors declared a quarterly cash dividend of $0.0125 per Common Share to shareholders of record as of July 5, 2016, which was paid on July 13, 2016. At the current rate, the cash dividend will amount to $0.05 per Common Share on an annual basis, subject to Board of Directors approval of future dividend payments.

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
The company continues to closely monitor the credit-worthiness of its customers and adhere to tight credit policies. In 2013, the Centers for Medicare and Medicaid Services announced new Medicare prices which became effective in July 2013 for the second round of the NCB program, which was expanded to include 91 additional MSAs. The reimbursement reductions to the rural areas began in January 2016 and continued in July 2016. Further reductions may occur if private payors elect to adopt their own reimbursement changes. The company believes the changes could have a significant impact on the collectability of accounts receivable for those customers which are in the rural locations impacted and which have a portion of their revenues tied to Medicare reimbursement. As a result, this is an additional risk factor which the company considers when assessing the collectability of accounts receivable.

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

In general, Invacare reviews inventory turns as an indicator of obsolescence or slow moving product as well as the impact of new product introductions and product line discontinuations. Depending on the situation, the company may partially or fully reserve for the individual item. The company continues to increase its overseas sourcing efforts, increase its emphasis on the development and introduction of new products, and decrease the cycle time to bring new product offerings to market. These initiatives are potential sources of inventory obsolescence for both raw material and finished goods.

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
In 2015, the company performed a review for potential impairments of any other assets, including the company's Taylor Street facility which is subject to the FDA consent decree that limits the company's manufacture and distribution of custom power and manual wheelchairs, wheelchair components and wheelchair subassemblies at the Taylor Street facility. The company determined there was no impairment of the property, plant and equipment of the Taylor Street facility based on a comparison of the forecasted undiscounted cash flows to the carrying value of the net assets in accordance with ASC 360. In addition, the company determined there was no impairment of inventory associated with the facility. There were no changes during the first six months of 2016 which would result in an impairment of inventory or other assets at the Taylor Street facility.
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

Accounting for Stock-Based Compensation
The company accounts for share based compensation under the provisions of Compensation—Stock Compensation, ASC 718. The company has not made any modifications to the terms of any previously granted awards and no changes have been made regarding the valuation methodologies or assumptions used to determine the fair value of awards granted. As of June 30, 2016, there was $16,098,000 of total unrecognized compensation cost from stock-based compensation arrangements, which is related to non-vested options and shares, and includes $11,548,000 related to restricted stock awards, $509,000 related to non-qualified stock options and $4,041,000 related to performance share awards.

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

The convertible debt conversion liability and the convertible note hedges are accounted for as derivatives that are fair valued quarterly while the warrants are included as equity. The fair value of the convertible debt conversion liability and the convertible note hedges are estimated using a lattice model incorporating the terms and conditions of the notes and considering, for example, changes in the prices of the company's common stock, company stock price volatility, risk-free rates and changes in market rates. The valuations are, among other things, subject to changes in both the company's credit worthiness and the counter-parties to the instruments as well as change in general market conditions. While the change in fair value of the convertible debt conversion liability and the convertible note hedges are generally expected to move in opposite directions, the net change in any given period may be material.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For the company’s disclosure regarding recently issued accounting pronouncements, see Accounting Policies - Recent Accounting Pronouncements in the Notes to the Consolidated Financial Statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The company has at times used interest swap agreements to mitigate its exposure to interest rate fluctuations. As of June 30, 2016, a 1% change in interest rates would have no impact on annual interest expense as the company did not have any variable rate debt outstanding. Additionally, the company operates internationally and, as a result, is exposed to foreign currency fluctuations. Specifically, the exposure results from intercompany loans, intercompany sales or payments and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized to hedge intercompany purchases and sales as well as third party purchases and sales. The company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the company’s financial condition or results of operations.

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

As of June 30, 2016, the company had no borrowings outstanding under its Credit Agreement, which provides for a senior secured revolving credit facility for U.S. and Canadian borrowers of up to $100,000,000 at variable rates, subject to availability based on a borrowing base formula, and in addition provides for a revolving credit, letter of credit and swing line loan facility for European borrowers allowing borrowing up to an aggregate principal amount of $30,000,000 at variable rates, subject to availability based on a borrowing base formula. As of June 30, 2016, the company had $13,350,000 in principal amount outstanding in principal on its 4.125% Convertible Senior Subordinated Debentures due in February 2027, of which $770,000 is included in equity, and $150,000,000 in principal amount outstanding on its 5.00% Convertible Senior Notes due 2021, unless repurchased or converted in accordance with their terms prior to such date.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “could,” “plan,” “intend,” “expect,” “continue,” “believe” and “anticipate,” as well as similar comments, denote forward-looking statements that are subject to inherent uncertainties that are difficult to predict. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties, which include, but are not limited to, the following: adverse effects of the company’s consent decree of injunction with the U.S. Food and Drug Administration (FDA), including but not limited to, compliance costs, limitations on the production and/or distribution of the company's products, inability to bid on or win certain contracts, unabsorbed capacity utilization, including fixed costs and overhead, or limitations on the company’s ability to design new power wheelchairs at its Corporate and Taylor Street facilities; any circumstances or developments that might delay or adversely impact the FDA's acceptance of the expert’s updated report on the remediation of specified DHFs, FDA's acceptance of the third, most comprehensive expert certification audit report, FDA's acceptance of the company's own written report as required by the consent decree, or FDA's inspection of the company's quality systems at the Elyria, Ohio, facilities impacted by the consent decree, including any possible failure to comply with the consent decree or FDA regulations, requirement to perform additional remediation activities or further resultant delays in receipt of the written notification to resume operations; regulatory proceedings or the company's failure to comply with regulatory requirements or receive regulatory clearance or approval for the company's products or operations in the United States or abroad; adverse effects of regulatory or governmental inspections of company facilities at any time and governmental enforcement actions; product liability or warranty claims; product recalls, including more extensive recall experience than expected; the failure or refusal of customers or healthcare professionals to sign verification of medical necessity (VMN) documentation or other certification forms required by the exceptions to the FDA consent decree; possible adverse effects of being leveraged, including interest rate or event of default risks; exchange rate fluctuations, particularly in light of the recent Brexit vote (which could have impacts beyond currency movements) and the relative importance of the company's foreign operations to its overall financial performance; legal actions, including adverse judgments or settlements of litigation or claims in excess of available insurance limits; adverse changes in government and other third-party payor reimbursement levels and practices both in the U.S. and in other countries (such as, for example, more extensive pre-payment reviews and post-payment audits by payors, or the continuing roll out of the Medicare National Competitive Bidding program); impacts of the U.S. Affordable Care Act of 2010 (such as, for example, the impact on the company of the excise tax on certain medical devices, and the company's ability to successfully offset such impact); ineffective cost reduction and restructuring efforts or inability to realize anticipated cost savings or achieve desired efficiencies from such efforts; delays, disruptions or excessive costs incurred in facility closures or consolidations; tax rate fluctuations; additional tax expense or additional tax exposures could affect the company's future profitability and cash flow; inability to design, manufacture, distribute and achieve market acceptance of new products with greater functionality or lower costs or new product platforms that deliver the anticipated benefits; consolidation of health care providers; lower cost imports; uncollectible accounts receivable; difficulties in implementing/upgrading Enterprise Resource Planning systems; risk of cybersecurity attack, data breach or data loss and/or delays in or inability to recover or restore data and IT systems, particularly in light of the age of the company’s systems; risks inherent in managing and operating businesses in many different foreign jurisdictions; decreased availability or increased costs of materials which could increase the company's costs of producing or acquiring the company's products, including possible increases in commodity costs or freight costs; heightened vulnerability to a hostile takeover attempt; provisions of Ohio law or in the company's debt agreements, charter documents or other agreements that may prevent or delay a change in control, as well as the risks described from time to time in the company's reports as filed with the Securities and Exchange Commission. Except to the extent required by law, the company does not undertake and specifically declines any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this item is provided under the same caption under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.    Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures
As of June 30, 2016, an evaluation was performed, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of June 30, 2016, in ensuring that information required to be disclosed by the company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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
In December 2012, the company reached agreement with the FDA on the terms of a consent decree of injunction with respect to the company's Corporate facility and its Taylor Street wheelchair manufacturing facility in Elyria, Ohio. A complaint and consent decree were filed in the U.S. District Court for the Northern District of Ohio, and on December 21, 2012, the Court approved the consent decree and it became effective. The consent decree limits the company's manufacture and distribution of power and manual wheelchairs, wheelchair components and wheelchair sub-assemblies at or from its Taylor Street manufacturing facility. The decree also initially limited design activities related to wheelchairs and power beds that take place at the impacted Elyria, Ohio facilities. The company is entitled to continue to produce from the Taylor Street manufacturing facility certain medically necessary wheelchairs provided that documentation and record-keeping requirements are followed, as well as ongoing replacement, service and repair of products already in use, under terms delineated in the consent decree. Under the terms of the consent decree, in order to resume full operations at the impacted facilities, the company must successfully complete third-party expert certification audits at the impacted Elyria facilities, which is comprised of three distinct reports that must be submitted to, and accepted by, the FDA. During 2013, the company completed the first two of the third-party expert certification audits, and the FDA found the results of both to be acceptable. In these reports, the third-party expert certified that the company's equipment and process validation procedures and its design control systems are compliant with the FDA's QSR. As a result of the FDA's acceptance of the first certification report on May 13, 2013, the Taylor Street facility was able to resume supplying parts and components for the further manufacturing of medical devices at other company facilities. The company's receipt of the FDA's acceptance of the second certification report on July 15, 2013, resulted in the company being able to resume design activities at the impacted facilities related to power wheelchairs and power beds. In February, 2016, the independent expert auditor issued its certification report for the third phase of the consent decree indicating substantial compliance with the FDA's QSR and the report was submitted to the FDA. Similar to the first and second certification processes, the FDA has responded to this report with clarifying questions to which the company and the independent expert have responded. When the FDA's questions are satisfactorily addressed, the company intends to request a meeting with the FDA prior to submitting its own written report required by the terms of the consent decree.
In December 2015, the FDA issued Form 483 observations following a 2015 inspection of approximately 5 months at the Corporate and Taylor Street facilities in Elyria, Ohio which included a review of the company’s compliance with the terms of the consent decree and the matters covered by the first and second expert certification reports previously accepted in 2013 (the “December 2015 Form 483”). The company has timely filed its responses to this Form 483 and continues to work on addressing the FDA’s observations.
On June 7, 2016, the company received a letter from the FDA in follow up to the December 2015 Form 483 and the company’s subsequent responses to the Form 483. To satisfy FDA’s design control requirements, the FDA letter outlined additional steps the Company must take. In particular, the FDA clarified its requirement for the company to complete the remediation of certain design history files (DHFs) referenced in the December 2015 Form 483 and in the consent decree. Before the company can design any new Taylor Street wheelchair devices, the specified DHFs must be completed, then recertified by the company’s third-party expert, whose updated report must be accepted by the FDA. The FDA also clarified that its acceptance of the expert’s updated report on these DHFs is a prerequisite to proceeding further with the third certification process. The FDA has clarified that the DHFs associated with certain power wheelchair and power bed products which the company is planning to discontinue by year end would not need to be remediated.
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
In December 2010, the company received a warning letter from the FDA related to quality system processes and procedures at the company's Sanford, Florida facility. In January 2014, the FDA conducted inspections at the company’s manufacturing facility in Suzhou, China and at the company’s electronic components subsidiary in Christchurch, New Zealand, covering quality systems and current Good Manufacturing Practice regulations. In August 2014, the FDA inspected Alber GmbH in Albstadt, Germany. The FDA issued its inspectional observations on Forms 483 to the company after these inspections, and the company submitted its responses to the agency in a timely manner. In October 2014, the FDA conducted an inspection at the Sanford facility and, at the conclusion, issued its Form 483 inspectional observations. In December 2015, the FDA issued Form 483 observations following a 2015 inspection of approximately 5 months at the Corporate and Taylor Street facilities in Elyria, Ohio. In July 2016, the FDA inspected Motion Concepts L.P. in Concord, Ontario, Canada and issued its inspectional observations on Form 483. The company has timely filed, or will timely file, its responses to these Forms 483 with the FDA and continues to work on addressing the FDA's observations. The results of regulatory claims, proceedings, investigations, or litigation are difficult to predict. An unfavorable resolution or outcome of the FDA warning letter or other FDA enforcement related to the Sanford facility or other company facilities could materially and adversely affect the company's business, financial condition, and results of operations. See Item Item 1. Business - Government Regulation - Other FDA Matters and 1A. Risk Factors in company's Annual Report on Form 10-K for the period ending December 31, 2015.
On September 12, 2014, an amended complaint, in a lawsuit originally instituted on August 26, 2013, was filed against Invacare Corporation, former officer and director Gerald B. Blouch, former officer and director A. Malachi Mixon III, and the company's Senior Vice President, Human Resources, Patricia Stumpp, as well as outside directors Dale C. LaPorte and Michael F. Delaney and former outside director Charles S. Robb, in the U.S. District Court for the Northern District of Ohio, alleging that the defendants breached their fiduciary duties and violated the Employee Retirement Income Security Act (ERISA) in the administration and maintenance of the company stock fund in the company’s Retirement Savings Plan (401(k) Plan). The lawsuit seeks class certification and unspecified damages and attorneys' fees for participants in the company's stock fund of the 401(k) Plan between July 22, 2010 and the present. On August 28, 2015, the Court limited plaintiff’s claim to the time period between July 22, 2010 and December 8, 2011. This lawsuit has been referred to the company's insurance carriers. Following mediation, the parties entered into a written settlement agreement which was filed with the Court on July 22, 2016, and which is subject to court approval. The settlement amount is expected to be paid by the company's insurance carriers.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of common shares made by the company during the three months ended June 30, 2016.

Period			Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
4/1/2016	-	4/30/2016	—	$—	—	2,453,978
5/1/2016	-	5/31/2016	28,717	10.38	—	2,453,978
6/1/2016	-	6/30/2016	—	—	—	2,453,978
Total			28,717	$10.38	—	2,453,978
________

(1)
All 28,717 shares repurchased between April 1, 2016 and June 30, 2016 were surrendered to the company by employees for minimum tax withholding purposes in conjunction with the vesting of restricted shares awarded to the employees by the company.

(2)
In 2001, the Board of Directors authorized the company to purchase up to 2,000,000 Common Shares, excluding any shares acquired from employees or directors as a result of the exercise of options or vesting of restricted shares pursuant to the company’s performance plans. The Board of Directors reaffirmed its authorization of this repurchase program on November 5, 2010, and on August 17, 2011 authorized an additional 2,046,500 shares for repurchase under the plan. To date, the company has purchased 1,592,522 shares under this program, with authorization remaining to purchase 2,453,978 shares. The company purchased no shares pursuant to this Board authorized program during the quarter ended June 30, 2016.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVACARE CORPORATION

Date:	August 4, 2016	By:	/s/ Robert K. Gudbranson
Name: Robert K. Gudbranson
Title: Chief Financial Officer
(As Principal Financial and Accounting Officer and on behalf of the registrant)