Form 10-K
period 2016-12-31
INVACARE CORP
filed 2017-03-10
CIK 742112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————————
FORM 10-K
—————————————————————

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 1-15103
—————————————————————
INVACARE CORPORATION
(Exact name of Registrant as specified in its charter)

Ohio	95-2680965
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
One Invacare Way, Elyria, Ohio 44035
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2016, the aggregate market value of the 30,679,199 Common Shares of the Registrant held by non-affiliates was $372,138,684 and the aggregate market value of the 729,309 Class B Common Shares of the Registrant held by non-affiliates was $8,846,518. While the Class B Common Shares are not listed for public trading on any exchange or market system, shares of that class are convertible into Common Shares at any time on a share-for-share basis. The market values indicated were calculated based upon the last sale price of the Common Shares as reported by The New York Stock Exchange on June 30, 2016, which was $12.13. For purposes of this information, the 1,060,880 Common Shares and 0 Class B Common Shares which were held by Executive Officers and Directors of the Registrant were deemed to be the Common Shares and Class B Common Shares held by affiliates.
As of March 7, 2017, 31,679,927 Common Shares and 729,309 Class B Common Shares were outstanding.
Documents Incorporated By Reference
Portions of the Registrant’s definitive Proxy Statement to be filed in connection with its 2017 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.

Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of December 31, 2016.

INVACARE CORPORATION
2016 ANNUAL REPORT ON FORM 10-K CONTENTS

PART I

Item 1.        Business.

GENERAL

Invacare Corporation is a leading manufacturer and distributor in its markets for medical equipment used in non-acute care settings. At its core, the company designs, manufactures and distributes medical devices that help people to move, breathe, rest and perform essential hygiene. The company provides medical device solutions for congenital (e.g., cerebral palsy, muscular dystrophy, spina bifida), acquired (e.g., stroke, spinal cord injury, traumatic brain injury, post-acute recovery, pressure ulcers) and degenerative (e.g., ALS, multiple sclerosis, chronic obstructive pulmonary disease (COPD), elderly, bariatric) ailments. The company's products are important parts of care for people with a wide range of challenges, from those who are active and heading to work or school each day and may need additional mobility or respiratory support, to those who are cared for in residential care settings, at home and in rehabilitation centers. The company sells its products principally to home medical equipment providers with retail and e-commerce channels, residential care operators, distributors and government health services in North America, Europe and Asia/Pacific. Invacare’s products are sold through its worldwide distribution network by its sales force, independent manufacturers’ representatives, and distributors.

Invacare is committed to providing medical products that deliver the best clinical value, which promote recovery and active lifestyles for people requiring non-acute care. Yes, You Can.® continues to be the company's global tagline as it is indicative of the "can do" attitude of many of the people who use the company's products. In everything it does, the company strives to leave its stakeholders with its brand promise - Making Life's Experiences Possible™.

The company is a corporation organized under the laws of the State of Ohio in 1971. When the company was first established as a stand-alone enterprise in December 1979, it had $19.5 million in net sales and a limited product line of basic wheelchairs and patient aids. Over the course of time, the company made approximately fifty acquisitions and, after some recent divestitures to harmonize its portfolio, Invacare's net sales in 2016 were approximately $1.0 billion. Based upon the company’s distribution channels, breadth of product line and net sales, Invacare is a leading company in many of the following medical equipment categories: custom power and manual wheelchairs; recreational adaptive sports products; non-acute bed systems; patient transfer and bathing equipment; and supplementary respiratory therapy devices.

The company’s executive offices are located at One Invacare Way, Elyria, Ohio 44035 and its telephone number is (440) 329-6000. In this report, “Invacare” and the “company” refer to Invacare Corporation and, unless the context otherwise indicates, its consolidated subsidiaries.

THE POST ACUTE EQUIPMENT INDUSTRY

The post acute medical equipment market includes health care products, physical rehabilitation products, and other non-disposable products used for therapy and the long-term patient care. As pressure on healthcare spending continues to escalate, the company believes that increased delivery of care outside acute settings will be a significant area of growth as a means to alleviate healthcare cost pressures. In addition, technological advances have made medical equipment increasingly capable for use outside acute care settings. Current hospital procedures often allow for earlier patient discharge, thereby lowering cost while lengthening recuperation periods outside of the traditional institutional setting. Payors and providers are looking for ways to reduce spending in the costliest settings, and to reduce patient exposure in acute settings that can lead to serious co-morbidities. These incentives are accelerating the discharge of patients earlier and hastening the transfer of patients to less costly facilities designed to excel at providing less acute care. Patients often prefer treatment in less institutional settings and are migrating to out-patient and ambulatory care centers and home, where possible.

With healthcare costs continuing to increase, the interests of patients and healthcare providers are converging to focus on the most cost-effective delivery of the best care. As payors become more judicious in their spending on healthcare, companies that provide better care or demonstrate better clinical outcomes will have an advantage. With its diverse product portfolio, clinical solutions, global scale and focus on the non-acute care setting, the company believes it is well positioned to serve this growing market.

North America Market

The United States’ population is growing and aging. The World Population Aging 2015 report predicts that by 2030, 26 percent of the U.S. population will be age 60 or older, and that demographic will continue to expand through at least 2050. While institutional care will likely remain an important part of the U.S. healthcare system, the company believes care settings other than traditional hospitals will be chosen to provide increasing acuity care. This same demographic trend has placed greater demand on Medicaid and Medicare, which has led to substantial reductions in reimbursements for basic healthcare equipment and the shift in the provision of certain types of healthcare from acute settings to lower costs settings, including long-term acute care facilities, skilled nursing facilities and the home. Initiatives by the United States government, such as the creation of Accountable Care Organizations, can align incentives for healthcare providers and potentially lower the trajectory of rising healthcare costs and improve outcomes. The company is well positioned to benefit from this trend as it markets its products through four channels: home healthcare providers; rehabilitation providers; long-term care facilities; and government agencies.

The Canadian health care system is a publicly funded model that provides coverage to all citizens. The provinces and territories administer and deliver most of Canada's health care services, and all health insurance plans are expected to meet the national principles of the Canada Health Act. The objective of this Act is to provide consumer-centered support and funding to residents who have long-term physical disabilities and to give access to personalized assistive devices appropriate for the individual’s basic needs. Each provincial and territorial health insurance plan differs in terms of the reimbursement policies and product specifications. This allows healthcare services to be adjusted to regional needs. Invacare sells across Canada taking into consideration the differences in each region.
Europe Market

While the healthcare equipment market in each country in Europe has distinct characteristics, many of the factors driving demand and affecting reimbursement are consistent with those in North America: population aging; more patients with chronic illnesses; preference to increasingly deliver healthcare outside hospitals; and the use of technology to increase productivity and reduce ancillary costs. Each country has variations in product specifications, regulatory requirements, distribution needs and reimbursement policies, and these differences require the company to tailor its approach to each local market. The company's core strategy is to address these markets with global product platforms that are localized with country-specific adjustments as necessary. This is especially the case for power wheelchairs, manual wheelchairs, and respiratory products. Customers in all European markets typically make product selections based upon quality, features, alignment with local reimbursement requirements, and customer service.

Asia/Pacific Market

The company's Asia/Pacific segment is comprised of revenues from products sold into Australia, New Zealand, China, Japan, Korea, India and Southeast Asia. Invacare's Asia/Pacific businesses sell through six distribution channels. Mobility and seating products are sold via a dealer network with almost all sales directly government-funded. Homecare products are sold via a dealer network that sells products to the consumer market. Long-term care products are sold via a dealer network and directly to care facilities. The company operates a rental business in New Zealand supporting the three largest providers in New Zealand’s North Island. Sales to other parts of Asia are sold via distributors and agents based in Japan, Korea, India and Southeast Asia. Invacare China sells almost exclusively via distributors and dealers focused in Shanghai, Beijing and Guangzhou.

Reimbursement

In most markets, the company does not make significant sales directly to end-users. In some cases, the company sells directly to a government payor, for example, in the United States, the United Kingdom and certain Scandinavian countries. In other cases, the company’s customers purchase products to have available for sale to or use by end-users. These customers then work with end-users to determine what equipment may be needed to address the end-user’s medical needs. Products are then provided to the end-user, and the company’s customer may seek reimbursement on behalf of the consumer or sell the products, as appropriate. Product mix, pricing and payment terms vary by market. The company believes its market position and technical expertise will allow it to respond to ongoing changes in demand and reimbursement.

PRODUCT CATEGORIES

The company manufactures and distributes products in three key product categories:

Mobility and Seating

•
Power Wheelchairs. Invacare designs, manufactures and distributes complex power wheelchairs for individuals who require powered mobility. The range includes products that can be highly customized to meet an individual user's needs, as well as products that are inherently versatile and meet a broad range of requirements. Center-wheel drive power wheelchair lines are marketed under the Invacare® TDX® brand name as well as the Motion Concepts® ROVI® X3 Power Base. The TDX line of power wheelchairs offers a combination of power, stability and maneuverability including the

Invacare® SureStep® suspension with Stability Lock and available G-Trac™ Technology. Seating systems offer elevate, power tilt and recline features. The company also offers rear-wheel drive power wheelchair technology through the Invacare® Storm Series®. The company has several subsidiaries that specialize in complementary technology to enhance the utility of wheelchairs for unique and complex physiological needs. For example, Adaptive Switch Labs (ASL) manufactures alternative electronic control systems that enable wheelchair and environmental control via sip/puff or head position inputs. Motion Concepts designs and produces custom powered seating modules and positioning systems. Alber sells innovative power add-on devices that enable manual wheelchair users to have optional electric power to augment manual propulsion and enable caretakers to more easily maneuver manual wheelchairs. In addition, Dynamic Controls (DCL) makes sophisticated control electronics that enable wheelchair control, remote programming and diagnostics. The company continues to be a leader in this market with unique intellectual property in wheelchair suspension, alternative controls, and electronics.

•
Custom Manual Wheelchairs. Invacare designs, manufactures and markets a range of custom manual wheelchairs and recreational products for independent everyday use, outdoor recreation, casual and competitive sports, such as basketball, racing and tennis. These products are marketed under the Invacare® and Invacare® Top End® brand names. The company also has a premiere line of lightweight aesthetically stylish custom manual wheelchairs designed and manufactured in Switzerland under the Küschall® brand. These custom manual wheelchairs provide a wide range of mobility solutions for everyday activities. The company’s competitive advantages include a wide range of features and functionality and the ability to build purposeful custom wheelchairs, as well as wheelchairs that collapse to fit into very small spaces for ease of transportability.

•
Seating and Positioning Products. At the core of care for seated end-users is the need for proper seating and positioning. Invacare designs, manufactures and markets some of the industry’s best custom seat systems, seat cushions, back supports and accessories to enable care givers to optimize the posture of their clients in mobility products. The Invacare® Seating and Positioning series provides seating solutions for less complex needs. The Invacare® Matrx® Series offers versatile modular seating components with unique proprietary designs and materials that optimize pressure management and help ensure long-term proper posture. The company's PinDot® series provides custom molded seat modules that can accommodate the most unique anatomic needs and can be adapted to fit with a wide range of mobility products. This high-level of customization and ability to rapidly produce custom products is highly specialized in the market, and is valued by therapists who need timely solutions for their clients’ most complex clinical needs.

Lifestyle Products

•
Pressure Relieving Sleep Surfaces.  Invacare manufactures and distributes a complete line of therapeutic pressure relieving overlays and mattress systems for the prevention and treatment of pressure ulcers. The Invacare® Softform and microAIR® brand names feature a broad range of pressure relieving foam mattresses or powered mattresses with alternating pressure, low-air-loss, or rotational mattresses, which redistribute weight and assist with moisture management. These mattresses are designed to provide comfort, support and relief to those patients who are immobile or have limited mobility; who may have fragile skin or be susceptible to skin breakdown; and who spend long periods in bed.

•
Safe Resident Handling. Invacare manufactures and distributes products needed to assist in transferring individuals from surface to surface (e.g., bed to chair). Designed for use in the home or in institutional settings, these products include ceiling and floor lifts, sit-to-stand devices and a comprehensive line of slings.

•
Beds. Invacare manufactures and distributes a wide variety of manual, semi-electric and fully-electric beds for both residential care and home use under the Invacare® brand name. Also available are bariatric beds and accompanying accessories to serve the special needs of bariatric patients. Bed accessories include bedside rails, mattresses, overbed tables and trapeze bars. The company’s bed systems introduced the split-spring bed design, which is easier for HME providers to deliver, assemble and clean. Invacare’s beds also feature patented universal bed-ends, where the headboard and footboard may be used interchangeably. This enables customers to more efficiently deploy their inventory.

•
Manual Wheelchairs. Invacare designs, manufactures and distributes a complete line of manual wheelchairs. The company's manual wheelchairs are sold for use in the home and in institutional settings. Consumers include people who are chronically or temporarily disabled and require basic mobility with little or no frame modification and may propel themselves or be moved by a caregiver. The company’s manual wheelchairs are marketed under the Invacare® brand name. Examples include the 9000 and Tracer® wheelchair product lines.

•
Personal Care. Invacare distributes a full line of personal care products, including ambulatory aids such as rollators, walkers, and wheeled walkers. Also available are bathing safety aids such as tub transfer benches and shower chairs, as well as patient care products, such as commodes and other toileting aids. In some markets where payors value durable long-lasting devices, especially outside of the U.S., personal care products continue to be an important part of the Lifestyles business. In certain markets, and in the U.S. in particular, this product area is being focused on residential care.

Respiratory Therapy Products

The company designs and manufactures products that concentrate oxygen for consumers who need supplemental oxygen for breathing. Invacare® oxygen products meet a wide variety of needs, including stationary systems for use while at home and portable systems for mobile use. Historically, oxygen therapy was provided through delivery of large tanks of liquid oxygen or the routine delivery of tanks of compressed oxygen to patients. Industry trends continue to displace modes of oxygen therapy that involve delivery, which is costlier to provide and less convenient for patients who need to coordinate the exchange of oxygen containers. Published industry data suggests a large portion of the costs associated with home oxygen therapy are directly associated with delivery-related activities required to meet the ambulatory oxygen therapy needs of patients.  Invacare’s newer modalities of oxygen supply replace these costlier and constraining delivery-based forms of care.

•
Stationary Oxygen Concentrators. Invacare oxygen concentrators are manufactured under the Perfecto2™, Perfecto2 V™ and Platinum™ brand names and are available in five-, nine-, and ten-liter models. All Invacare stationary concentrators are designed to provide patients with durable equipment that reliably concentrate oxygen at home or in a healthcare setting. Stationary oxygen concentrators are typically used by people needing nocturnal oxygen, or those who have advanced-stage lung diseases and whose lifestyles keep them largely at home.

•
Oxygen Refilling Devices. The Invacare® HomeFill® Oxygen System allows oxygen patients to fill their own portable oxygen cylinders from an oxygen concentrator within the home and therefore have very convenient portable sources of supply in addition to oxygen supply while at home. As a result, medical equipment providers can virtually eliminate time-consuming and costly service calls associated with cylinder and/or liquid oxygen deliveries while at the same time enhancing the lifestyle of the patient.

•
Portable Oxygen Concentrators. The fastest growing modality of providing supplementary oxygen is the battery-powered portable category. Invacare’s new Platinum Mobile™ Oxygen Concentrator has among the most competitive features in the three-liter category. This newly launched product supplements the Invacare® SOLO2® and XPO2™ transportable oxygen concentrators available in Europe, which offer pulse dose and continuous flow oxygen in volumes up to three liters per minute.

GEOGRAPHIC SEGMENTS

Europe

The company’s Europe segment operates as an integrated unit across the European, Middle Eastern and African markets with sales and operations throughout Europe. The Europe segment is coordinated with other global business units for new product development, supply chain resources and additional corporate resources. This segment primarily includes: mobility and seating; lifestyle; and respiratory therapy product lines. The company manufactures power wheelchair products, wheelchair power add-ons and hygiene products in different facilities in Germany. Manual wheelchair products are manufactured in Switzerland, Sweden, and France. The company manufactures beds in Portugal and Sweden for various markets. Invacare manufactures therapeutic support surfaces, and seating and positioning products in the U.K. Respiratory products, such as oxygen concentrators and Invacare® HomeFill® systems, are imported. The Europe segment comprised 51.6%, 47.0% and 48.1% of the net sales from continuing operations in 2016, 2015 and 2014, respectively.

North America

North America includes the following segments in the United States and Canada:

•
North America/Home Medical Equipment (North America/HME) - This segment primarily includes: mobility and seating, lifestyle and respiratory therapy product lines. Products are sold through rehabilitation providers, home healthcare providers, and government provider agencies, such as the Veterans Administration. This segment included Garden City Medical Inc. ("GCM") which was sold on September 30, 2016. This segment comprised 38.0%, 41.5% and 40.0% of the net sales from continuing operations in 2016, 2015 and 2014, respectively.

•
Institutional Products Group (IPG) - This segment sells healthcare furnishings including long-term care beds, case goods, safe patient handling equipment, and other equipment and accessories for long-term care customers. This segment also provides interior design services for nursing homes and assisted living facilities involved in renovation and new construction. IPG also included Dynamic Medical System, LLC, and Invacare Outcomes Management, LLC (collectively "the rentals businesses") which were divested on July 2, 2015. This segment comprised 6.1%, 7.6% and 8.1% of net sales from continuing operations in 2016, 2015 and 2014, respectively.

Asia/Pacific

The company’s Asia/Pacific segment consist of Invacare Australia, Invacare New Zealand and Dynamic Controls. The company distributes a range of medical equipment including mobility and seating, lifestyle and respiratory therapy products to homecare and long-term care markets in Australia and New Zealand. Dynamic Controls is a manufacturer of electronic operating components used in power wheelchairs, scooters, respiratory and other products used in Invacare products and in products sold by other companies. This segment comprised 4.3%, 3.9% and 3.8% of the net sales from continuing operations in 2016, 2015 and 2014, respectively.

Discontinued Operations

Invacare also manufactured and sold stationary standing assistive devices for use in patient rehabilitation through its Altimate Medical, Inc., subsidiary that was divested on August 29, 2014. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Discontinued Operations.

Divested Operations

On September 30, 2016, the company divested GCM which sourced and distributed primarily lifestyle products under the brand ProBasics™ by PMI. GCM was part of the North America/HME segment of the company.

Invacare divested the rentals businesses on July 2, 2015, which were included in the IPG segment. Prior to the disposition of these rentals businesses, IPG had rented long-term care medical equipment and accessory products through these rentals businesses.

The company determined that the sale of GCM and the rentals businesses did not meet the criteria for classification as discontinued operations and therefore results from these businesses remain in their respective segments unless otherwise noted.

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

COMPETITION

North America and Asia/Pacific

The durable medical equipment market is highly competitive, and Invacare products face significant competition from other well-established manufacturers and distributors. Various competitors, from time to time, have instituted price-cutting programs in an effort to gain market share and may do so again in the future. In addition, as reimbursement pressures persist in the U.S. market, some customers are beginning to directly source select lifestyle products to secure a low-cost advantage. The company believes that successfully increasing market share is dependent on providing value to the customer based on the quality, performance, durability, and clinical benefits of the company's products, the technical expertise of the sales force, the effectiveness of the company's distribution system, the strength of the dealer and distributor network, and the availability of prompt and reliable service for its products.

Europe

As a result of the different reimbursement mechanisms per country and varied competitive distribution practices across Europe, the principal competition varies from one country to another. In 2016, some consolidation resulted in country-specific or limited regional competitors becoming regional affiliates of global competitors. In the areas of beds, hygiene, walking aids and safe patient handling, country-specific competitors remain strong and more localized.

MARKETING AND DISTRIBUTION

North America

In the United States, Invacare products are marketed primarily to clinical specialists in rehabilitation centers, long-term care facilities, government agencies and residential care settings. The company markets to these medical professionals, who refer their patients to HME providers to obtain specific types of the company’s medical equipment. The company sells its products to these providers.

In 2016, the North America sales force continued shifting from being a generalist sales force with separate smaller subsidiary sales teams, to become an integrated sales team focused in two primary areas. These two primary groups of specialized sales professionals each focus on clinically complex products to either support customer needs in complex rehabilitation or post-acute care. In 2016, over 40% of the North America sales force was hired and trained with this focus in mind, and virtually 100% of the sales representatives began working in a materially new way, with new customer call points, new products, new focus and a significant emphasis on patient-centric care and improved outcomes for complex clinical needs.

The IPG sales and marketing organization consists of outside sales representatives and independent representative agencies supported by a marketing group that generates awareness and demand at skilled nursing facilities for Invacare products and services. IPG also provides interior design services and products for nursing homes and assisted living facilities involved with renovation and new construction.

The company contributes extensively to editorial coverage in trade publications concerning the products the company manufactures. Company representatives attend numerous trade shows and conferences on a national and regional basis in which Invacare products are displayed to providers, health care professionals, managed care professionals and consumers. The company also drives awareness of its brand through its website, as well as with online communities of people who may use its products.

The company raises consumer awareness of its products through its sponsorship of a variety of wheelchair sporting events and support of various philanthropic causes benefiting the consumers of the company's products. The company continued its sponsorships of individual wheelchair athletes and teams, including several of the top-ranked female and male racers, hand-cyclists and wheelchair tennis players in the world. In 2016, the company fitted and provided highly customized sports devices to elite global athletes who competed in their respective national teams in the 2016 Paralympic Games. In addition, the company continued its support of disabled veterans through its continuous sponsorship of the 37th National Veterans Wheelchair Games, the largest annual wheelchair sporting event in the world, and of the Invictus Games, a global sporting event to inspire recovery in veterans from all over the world. The games bring a competitive and recreational sports experience to military service veterans who use wheelchairs for their mobility needs due to spinal cord injury, neurological conditions or amputation.

The company's products are distributed through a network of facilities and directly from some manufacturing sites to optimize cost and delivery performance.

Europe

The company’s European operations primarily conduct manufacturing, marketing and distribution functions in Western Europe and coordinate export sales activities through local distributors for markets in the Middle East and Africa. The company has a sales force of employees and distributors. In markets where the company has its own sales force, product sales are made to dealers of medical equipment or directly to government agencies. Marketing functions are staffed by central and regional teams to optimize coverage and content. The company operates distribution centers in various locations to optimize cost and delivery performance.

Asia/Pacific

The company's Asia/Pacific segment is comprised of revenues from two main businesses. Invacare Asia/Pacific sells electronic controls systems from its Dynamic Controls business to medical equipment manufacturers, including Invacare, its affiliates and other companies. These controls systems and components are used primarily in mobility and respiratory devices. This segment also includes revenue from trade sales and rentals to customers in Australia, New Zealand, China, Japan, Korea and Southeast Asia. The sales and rentals businesses trade in Invacare and third-party products as required to meet local needs. Products are distributed throughout Asia via a network of distribution modes designed to optimize cost and delivery performance.

Marketing in direct markets in Asia/Pacific are managed regionally. Sponsorship efforts are focused around programs designed to introduce people with disabilities to sports as a pathway to inclusion. In 2016, Invacare New Zealand was a supporting partner and preferred equipment supplier of Paralympics New Zealand. Invacare also sponsored the Oz Day 10K classic wheelchair race on Australia Day. Invacare was a sponsor of the Attitude Trust and was a named sponsor for the Disabled Sports Person of the Year award that was held as part of the Attitude Awards on World Disability Day in New Zealand.

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

PRODUCT DEVELOPMENT AND ENGINEERING
The company’s strategy includes establishing a cadence of developing meaningful new products in key markets and in all product areas. In coordination with various technical groups across the company’s network, Invacare launched a series of new innovations in 2016, including the following:

•
The Alber® Twion® is a lightweight power-assist add-on wheelchair drive which was launched early 2016 in the United States. By utilizing the latest gearless digital motor technology and full smartphone connectivity, it provides consumers with extra power for propelling their wheelchairs. Intelligent force sensors activate the right amount of motor assistance for the consumer, to move them more easily while reducing the risk of repetitive strain injuries that may result from long-term manual wheelchair use.

•
The Invacare® Myon® HC is the new custom manual folding wheelchair in the company's active manual line of products. It has a unique folding mechanism that allows it to be folded using only one hand instead of a more typical two-hand operation. The chair is highly configurable, which gives prescribing care providers the flexibility to get a good fit for users while maintaining the rigid efficiency and ride quality that is typically only available with less adjustable non-folding wheelchairs. This product launched in Europe in 2015, and in North America in April 2016.

•
The Aquatec® Kogia® bathlifter launched in May 2016 in Europe, and it has already won the Good Design Award 2016. The Aquatec Kogia has been designed with comfort, ease of use and safety in mind. Weighing only 22 pounds, the Kogia is lightweight and still able to support up to 300 pounds.

•
In Europe, Invacare launched the first phase of the Invacare® LiNX® power wheelchair control system. Invacare LiNX is the company's new user-inspired control system that provides a revolutionary driving experience to consumers. Featuring a unique modular design, the first generation of this system can be expanded, customized and adjusted to match the changing needs of the consumer. Key features include simplified user interactions; quick intuitive configurability; and a more responsive drive experience for greater user confidence. Phase two of the LiNX roll-out, which includes application to more complex rehab controls, as well as the North America launch, are planned for the second half of 2017.

•
The Alber® e-fix® is a lightweight and highly efficient, fully digital add-on hub drive controlled by a joystick. This product was introduced to the U.S. market in late 2016. The ultra-lightweight lithium-ion batteries weigh only 4.4 lbs., which makes it the most lightweight power-supply in its category. The drive components can be disassembled in seconds by means of quick release connections to provide unsurpassed transportability for the client and attendant.

•
The Invacare® Platinum® Mobile portable oxygen concentrator (POC) was launched in late 2016 in the quickly growing portable oxygen concentrator segment. The company's POC weighs less than five pounds, is quiet and durable. The unit has pulse settings from 1 - 4 to meet the varying needs of respiratory ailments. It features Invacare® Sensi-Pulse™ Technology that customizes the size of each bolus of oxygen to meet patient demand. Additionally, the Invacare Platinum Mobile Oxygen Concentrator is designed to pass real use conditions of daily life with user-friendly features.

•
Throughout 2016, Küschall, the company's lightweight high-performance wheelchair products from Switzerland, introduced several new wheelchairs to its line. The Küschall Compact is a sleek, lightweight foldable wheelchair developed to meet customer needs in price sensitive regions or healthcare systems. Next to it, the Küschall Champion active rigid wheelchair that folds is now available in an even more compact version through a new folding front frame option. In December 2016, the company received 510(k) clearance from FDA to introduce Küschall products into the U.S. market.

MANUFACTURING AND SUPPLIERS

The company’s objective is to efficiently deploy resources in its supply network to achieve the best quality, service performance and lowest total cost. The company targets to achieve this result with a combination of value from Invacare facilities, contract manufacturers and key suppliers.

The company continues to emphasize reducing the cost of its manufacturing and distribution operations. The company is expanding its culture of deploying current Good Manufacturing Practices (“cGMP”) and Lean Manufacturing principles to eliminate waste throughout the network and will continue to pursue ongoing improvements. At its core, the company’s operations produce and distribute both custom-configured products for specialized clinical situations and standard products.

The company procures raw materials, components and finished goods from a global network. The company utilizes regional sourcing offices to identify, develop and manage its supply base. Where appropriate, Invacare utilizes suppliers across multiple regions to ensure flexibility, continuity and responsiveness. The company’s network of engineering design centers, product management groups and sources of supply are actively managed to optimize costs and satisfy customer demand.

North America

The company operates several vertically integrated factories in North America, each with specific capabilities: custom powered wheelchairs and seating products (Elyria, OH); manual and passive manual wheelchairs and patient aids (Reynosa, MX); beds, institutional case goods and respiratory therapy products (Sanford, FL); manual recreational and wheelchair products (Pinellas Park, FL), passive manual and pediatric wheelchairs (Simi Valley, CA); and seating and positioning systems (Toronto, ONT). Products made in North American operations are sold in North America and are shipped as finished goods and as subcomponents to internal and external customers globally. The company is rationalizing its North American distribution network to optimize delivery performance and cost.

Asia/Pacific

Invacare manufactures products that serve global markets through the company’s wholly-owned factories in Suzhou, Jiangsu Province, China. The Suzhou facilities supply finished goods and subcomponents to internal and external customers worldwide.

Europe

The company has eight manufacturing and assembly facilities in Europe with capabilities to manufacture patient aids, wheelchairs, powered mobility accessories, bath safety products, beds, therapeutic support surfaces, and patient transport products. Products manufactured in Europe are used by customers worldwide.

GOVERNMENT REGULATION

The company is governed by regulations that affect the manufacture, distribution, marketing and sale of its products and regulate healthcare reimbursement that may affect its customers and the company directly. These policies differ among and within every country in which the company operates. Changes in regulations, guidelines, procedural precedents, enforcement and healthcare policy take place frequently and can impact the size, growth potential and profitability of products sold in each market.

In many markets, healthcare costs have been consistently increasing in excess of the rate of inflation and as a percentage of GDP. Efforts to control the payor's budget deficits have impacted reimbursement levels for healthcare programs. Private insurance companies often mimic changes in federal programs. Reimbursement guidelines in the home healthcare industry have a substantial impact on the nature and type of equipment consumers can obtain and thus, affect the product mix, pricing and payment patterns of the company’s customers who are the medical equipment providers.

The company has continued its efforts to influence public policies that impact home-based and long-term non-acute healthcare. The company has been actively educating federal and state legislators about the needs of the patient communities it serves and has worked with policy authors to ensure the industry’s healthcare consumer needs are represented. The company believes its efforts have given the company a competitive advantage. Customers and end-users recognize the company’s advocacy efforts, and the company has the benefit of remaining apprised of emerging policy direction.

FDA

The United States Food and Drug Administration (“FDA”) regulates the manufacture and sale of medical devices. Under such regulation, medical devices are classified as Class I, Class II or Class III devices, depending on the level of risk posed to patients, with Class III designating the highest-risk devices. The company’s principal products are designated as Class I or Class II devices. In general, Class I devices must comply with labeling and record-keeping requirements and are subject to other general controls. In addition to general controls, certain Class II devices must comply with product design and manufacturing controls in compliance with the Quality System Regulation (QSR). Domestic and foreign manufacturers of medical devices sold in the U.S. are subject to periodic inspections by FDA. In addition, some foreign governments have adopted regulations relating to the design, manufacture and marketing of health care products.

Consent Decree

In December 2012, the company reached agreement with FDA on the terms of the consent decree of injunction with respect to the company's Corporate facility and its Taylor Street wheelchair manufacturing facility in Elyria, Ohio. A complaint and consent decree were filed in the U.S. District Court for the Northern District of Ohio, and on December 21, 2012, the Court approved the consent decree and it became effective. The injunction limits the company's manufacture and distribution of power and manual wheelchairs, wheelchair components and wheelchair sub-assemblies at or from its Taylor Street manufacturing facility in Elyria, Ohio. The decree also temporarily limited design activities related to wheelchairs and power beds that take place at the impacted Elyria, Ohio facilities. The company is entitled to continue to produce from the Taylor Street manufacturing facility certain medically necessary wheelchairs provided that documentation and record-keeping requirements are followed, as well as replace, service and repair products already in use, under terms delineated in the consent decree. In addition, the company was able to fulfill purchase orders and quotes that were in the company's order fulfillment system prior to the effective date of the decree.
Under the terms of the consent decree, in order to resume full operations at the impacted facilities, the company must successfully complete a third-party expert certification audit and receive written notification from FDA. The certification audit is comprised of three distinct reports. The first two of the three certification reports were completed and accepted by FDA during 2013. In February 2016, the third-party expert issued its third certification report indicating substantial compliance with FDA’s Quality System Regulation (QSR), and the report was submitted to FDA. Similar to the first and second certification processes, FDA has responded to this report with clarifying questions to which the company and the independent expert have responded.
In December 2015, FDA issued Form 483 observations following a 2015 inspection lasting approximately five months at the Corporate and Taylor Street facilities in Elyria, Ohio which included a review of the company’s compliance with the terms of the consent decree and the matters covered by the first and second expert certification reports previously accepted in 2013 (the “December 2015 Form 483”). The company has filed its responses to this Form 483 and continues to work on addressing FDA’s observations.
On June 7, 2016, the company received a letter from FDA in follow up to the December 2015 Form 483 and the company’s subsequent responses. To satisfy FDA’s design control requirements, the FDA letter outlined additional steps the company must take. In particular, FDA clarified its requirement for the company to complete the remediation of certain design history files ("DHFs") referenced in the December 2015 Form 483 and in the consent decree. Before the company can design any new Taylor Street wheelchair devices, the specified DHFs must be completed, then recertified by the company’s third-party expert, whose updated report must be accepted by FDA. FDA also clarified that its acceptance of the expert’s report on these DHFs is a prerequisite to proceeding further with the third certification process. In January 2017, the company submitted the specified DHFs to the third-party expert for review. The company cannot predict the third-party's acceptance of the company's DHFs as conforming to design control requirements, nor the timing of the third-party's updated report or FDA's acceptance of the report.
Upon FDA reinstatement of the second certification and acceptance of the third certification report, the company will then submit a report in accordance with paragraph 5H of the consent decree. The 5H report is written by the company detailing its actions to improve its quality systems and overall compliance status together with its written responses to any observations in the independent expert’s certification report and prior FDA inspection observations. Upon acceptance of this 5H report, FDA will have 30 days to initiate reinspection of the company's Corporate and Taylor Street operations. The company cannot predict the acceptance of this report by FDA, the timing or duration of the inspection, nor any remaining work that may be needed to meet FDA's requirements for resuming full operations at the impacted facilities.

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
Under the consent decree, FDA has the authority to order the company to take a wide variety of actions if FDA finds that the company is not in compliance with the consent decree or FDA regulations, including requiring the company to cease all operations relating to Taylor Street products. FDA also can order the company to undertake a partial cessation of operations or a recall, issue a safety alert, public health advisory, or press release, or to take any other corrective action FDA deems necessary with respect to Taylor Street products.
FDA also has authority under the consent decree to assess liquidated damages of $15,000 per violation per day for any violations of the consent decree, FDA regulations or the federal Food, Drug, and Cosmetic Act. FDA also may assess liquidated damages for shipments of adulterated or misbranded devices, except as permitted by the consent decree, in the amount of twice the sale price of any such adulterated or misbranded device. The liquidated damages are capped at $7,000,000 for each calendar year. The liquidated damages are in addition to any other remedies otherwise available to FDA, including civil money penalties.
For additional information regarding the consent decree, please see the following sections of this Annual Report on Form 10-K: Item 1. Business - Government Regulation; Item 1A. Risk Factors; and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook and - Liquidity and Capital Resources.
Other FDA Matters

In December 2010, the company received a warning letter from FDA related to quality system processes and procedures at the company's Sanford, Florida facility. In October 2014, FDA conducted an inspection at the Sanford facility and, at the conclusion, issued Form 483 observations. The company responded to FDA in a timely manner, and it is executing a comprehensive quality systems remediation plan that is intended to address all of FDA’s concerns regarding the Sanford facility in the warning letter and Form 483. At the time of filing of this Annual Report on Form 10-K, this matter remains pending. See Item 1A. Risk Factors.

In 2014, FDA conducted inspections at the company’s manufacturing facility in Suzhou, China, at the company’s electronic components subsidiary in Christchurch, New Zealand, and at the company's electromotive subsidiary, Alber GmbH, in Albstadt, Germany. FDA issued its inspectional observations on Form 483 after these inspections, and the company submitted its responses to the agency in a timely manner. The agency has accepted the company's responses and closed these inspections.

In May 2016, FDA inspected the company's manufacturing facility in Suzhou, China, and had no inspectional observations. In July 2016, FDA inspected Motion Concepts L.P. in Concord, Ontario, Canada and issued its inspectional observations on Form 483. The company made a timely response to FDA regarding these Form 483 observations, and the agency has accepted the responses and closed the inspection.

The results of regulatory claims, proceedings or investigations are difficult to predict. An unfavorable resolution or outcome of the FDA warning letter or Form 483 observations, or any other matter that may arise out of any FDA inspection of the company's sites, could materially and adversely affect the company's business, financial condition, liquidity and results of operations.

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

National Competitive Bidding

In the United States, the Centers for Medicare and Medicaid Services ("CMS") is a significant payor and governs healthcare reimbursement for Medicare and Medicaid services. On January 1, 2011, CMS began its National Competitive Bidding ("NCB") program in nine metropolitan statistical areas across the country ("Round 1") to reduce healthcare spending. On July 1, 2013,

CMS expanded the program to an additional 91 metropolitan statistical areas ("Round 2"). These bid programs have resulted in new, lower Medicare payment rates in these 100 areas. CMS expects to rebid reimbursement rates in these areas at least every three years. In January 2016, CMS began the deployment of NCB rates to the remainder of the Medicare population that had not yet been impacted by the program. These were primarily less densely populated, rural areas. CMS divided the United States into eight regions and is applying the average reimbursement reduction per NCB product category in each region from Round 1 and Round 2 to the rural providers in those eight regions. Fifty percent of the rural reimbursement reduction became effective in January 2016. The remaining half of the reduction was applied in July 2016, although in December 2016 Congress retroactively delayed that second half reimbursement reduction until January 1, 2017. The company’s exposure to effects of NCB rate reductions and any similar reductions from private payors or state agencies is primarily related to the increased credit risk of its customers whose revenue based on reimbursement may be significantly reduced. As reimbursement rates are reduced, the company’s customers may experience pressure on profitability and liquidity. The company therefore remains judicious in its extension of credit to its customers and is vigilant about collections efforts.

Although reductions in CMS payments are not beneficial to the homecare industry, the company believes it can still grow and thrive in this environment. The company intends to continue productivity initiatives. As a result of reimbursement reductions, the company’s customers are increasingly interested in cost-effective clinical solutions for their clients. Some of the company’s solutions are particularly effective in providing clinical benefits to patients and cost-effective healthcare provision for the company’s customer-providers. As an example, the company’s respiratory therapy products can help offset reimbursement reductions by eliminating the need for routine home exchange services of pre-filled oxygen cylinders with end-users. Delivery costs can be a substantial element of cost for its customers. The company's HomeFill oxygen systems and the company’s oxygen concentrators can provide effective convenient therapy for consumers and cost-effective equipment solutions for providers by eliminating customer's costs associated with home cylinder exchange. The company intends to develop other products that help providers improve profitability.

BACKLOG

The company generally manufactures its products to meet near-term demands by shipping from stock or by building to order based on the specialized nature of certain products. Therefore, the company does not have substantial backlog of orders of any particular product nor does it believe that backlog is a significant factor for its business.

EMPLOYEES

As of December 31, 2016, the company had approximately 4,600 employees.

FOREIGN OPERATIONS AND EXPORT SALES

The company also markets its products for export to other foreign countries. In 2016, the company's products were sold in over 100 countries. For information relating to net sales, operating income and identifiable assets of the company’s foreign operations, see Business Segments in the Notes to the Consolidated Financial Statements.

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

Additionally, Invacare’s filings with the SEC are available on or through the company’s website, www.invacare.com, as soon as reasonably practicable after they are filed electronically with, or furnished to, the SEC. Copies of the company’s filings also can be requested, free of charge, by writing to: Shareholder Relations Department, Invacare Corporation, P.O. Box 4028, Elyria, OH 44036-2125. The contents of the company's website are not part of this Annual Report on Form 10-K.

FORWARD-LOOKING INFORMATION

This Form 10-K contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “could,” “plan,” “intend,” “expect,” “continue,” “believe” and “anticipate,” as well as similar comments, denote forward-looking statements that are subject to inherent uncertainties that are difficult to predict. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties, which include, but are not limited to, the following: adverse effects of the company’s consent decree of injunction with the U.S. Food and Drug Administration (FDA), including but not limited to, compliance costs, limitations on the production and/or distribution of the company's products, inability to bid on or win certain contracts, unabsorbed capacity utilization, including fixed costs and overhead, or limitations on the company’s ability to design new power wheelchairs at its Corporate and Taylor Street facilities; any circumstances or developments that might delay or adversely impact FDA's acceptance of the expert’s updated report on the remediation of specified design history files, FDA's acceptance of the third, most comprehensive expert certification audit report, FDA's acceptance of the company's own written report as required by the consent decree, or FDA's inspection of the company's quality systems at the Elyria, Ohio, facilities impacted by the consent decree, including any possible failure to comply with the consent decree or FDA regulations, any requirement to perform additional remediation activities or further resultant delays in receipt of FDA's written notification to resume operations; regulatory proceedings or the company's failure to comply with regulatory requirements or receive regulatory clearance or approval for the company's products or operations in the United States or abroad; adverse effects of regulatory or governmental inspections of company facilities at any time and governmental enforcement actions; circumstances or developments that may make the company unable to implement or realize the anticipated benefits, or that may increase the costs, of its current business initiatives; product liability or warranty claims; product recalls, including more extensive warranty or recall experience than expected; the failure or refusal of customers or healthcare professionals to sign verification of medical necessity (VMN) documentation or other certification forms required by the exceptions to FDA consent decree; possible adverse effects of being leveraged, including interest rate or event of default risks; exchange rate fluctuations, particularly in light of the relative importance of the company's foreign operations to its overall financial performance and including the existing and potential impacts from the Brexit referendum; potential impacts of the new United States administration’s policies, and any legislation or regulations that may result from those policies, such as possible border-adjusted taxes on imported goods; legal actions, including adverse judgments or settlements of litigation or claims in excess of available insurance limits; adverse changes in government and other third-party payor reimbursement levels and practices both in the U.S. and in other countries (such as, for example, more extensive pre-payment reviews and post-payment audits by payors, or the continuing impact of the Medicare National Competitive Bidding program); ineffective cost reduction and restructuring efforts or inability to realize anticipated cost savings or achieve desired efficiencies from such efforts; delays, disruptions or excessive costs incurred in facility closures or consolidations; tax rate fluctuations; additional tax expense or additional tax exposures, which could affect the company's future profitability and cash flow; inability to design, manufacture, distribute and achieve market acceptance of new products with greater functionality or new product platforms that deliver the anticipated benefits; consolidation of health care providers; lower cost imports; uncollectible accounts receivable; difficulties in implementing/upgrading Enterprise Resource Planning systems; risk of cybersecurity attack, data breach or data loss and/or delays in or inability to recover or restore data and IT systems; risks inherent in managing and operating businesses in many different foreign jurisdictions; decreased availability or increased costs of materials which could increase the company's costs of producing or acquiring the company's products, including possible increases in commodity costs or freight costs; heightened vulnerability to a hostile takeover attempt or other shareholder activism; provisions of Ohio law or in the company's debt agreements, charter documents or other agreements that may prevent or delay a change in control, as well as the risks described from time to time in the company's reports as filed with the Securities and Exchange Commission. Except to the extent required by law, the company does not undertake and specifically declines any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

Item 1A.    Risk Factors.

The company’s business, operations and financial condition are subject to various risks and uncertainties. One should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K and in the company’s other filings with the SEC, before making any investment decision with respect to the company’s securities. The risks and uncertainties described below may not be the only ones the company faces. Additional risks and uncertainties not presently known by the company or that the company currently deems immaterial may also affect the company’s business. If any of these known or unknown risks or uncertainties occur, develop or worsen, the company’s business, financial condition, results of operations and future growth prospects could change substantially.

The company is subject to a consent decree of injunction ("consent decree") with the U.S. Food and Drug Administration (“FDA”), the effects of which have been, and continue to be, costly to the company and could result in continued adverse consequences to the company's business.
The consent decree, which was filed as an exhibit to the company's Form 8-K filed on December 20, 2012, became effective December 21, 2012. The injunction limits the company's manufacture and distribution of power and manual wheelchairs, wheelchair components and wheelchair sub-assemblies at or from its Taylor Street manufacturing facility in Elyria, Ohio. The decree also temporarily limited design activities related to wheelchairs and power beds that take place at the impacted Elyria, Ohio facilities. However, the company is entitled to continue to produce from the Taylor Street manufacturing facility certain medically necessary wheelchairs provided that documentation and record-keeping requirements are followed, as well as ongoing replacement, service and repair of products already in use, under terms delineated in the consent decree. In addition, the company was able to fulfill purchase orders and quotes that were in the company's order fulfillment system prior to the effective date of the decree. Under the terms of the consent decree, in order to resume full operations at the impacted facilities, the company must successfully complete a third-party expert certification audit and receive written notification from FDA. The certification audit is comprised of three distinct reports. The first two of the three certification reports were completed and accepted by FDA during 2013. In February 2016, the third-party expert issued its third certification report indicating substantial compliance with the FDA’s Quality System Regulation (QSR), and the report was submitted to FDA. Similar to the first and second certification processes, FDA has responded to this report with clarifying questions to which the company and the independent expert have responded.
In December 2015, FDA issued Form 483 observations following a 2015 inspection of approximately 5 months at the Corporate and Taylor Street facilities in Elyria, Ohio which included a review of the company’s compliance with the terms of the consent decree and the matters covered by the first and second expert certification reports previously accepted in 2013 (the “December 2015 Form 483”). The company has filed its responses to this Form 483 and continues to work on addressing FDA’s observations.
On June 7, 2016, the company received a letter from FDA in follow up to the December 2015 Form 483 and the company’s subsequent responses. To satisfy FDA’s design control requirements, the FDA letter outlined additional steps the company must take. In particular, FDA clarified its requirement for the company to complete the remediation of certain design history files (DHFs) referenced in the December 2015 Form 483 and in the consent decree. Before the company can design any new Taylor Street wheelchair devices, the specified DHFs must be completed, then recertified by the company’s third-party expert, whose updated report must be accepted by FDA. FDA also clarified that its acceptance of the expert’s updated report on these DHFs is a prerequisite to proceeding further with the third certification process.
Under the terms of the consent decree, the company must submit its own report related to its compliance status and its responses to any observations by the third-party expert or by FDA from prior inspections. The company will not be able to resume full operations at the Corporate and Taylor Street facilities until FDA issues written notice that it has found the facilities to be in compliance. Within 30 days of receiving the company’s report, according to the terms of the consent decree, FDA will begin a comprehensive inspection of the Corporate and Taylor Street facilities.
The company cannot predict the acceptance by FDA of the third certification report or the company's own report, or any remaining work that may be needed to meet FDA's requirements, or the timing or potential response of FDA's inspection and subsequent written notification. Significant delays in FDA's acceptance of the final third-party expert certification audit, FDA's inspection or written notification to resume operations, or any need to complete significant additional remediation as a result of FDA review of the final third-party expert certification audit or FDA inspection could have a material adverse effect on the company's business, financial condition, liquidity or results of operations.

After resumption of full operations, the company must undergo five years of audits by a third-party expert auditor, who will issue reports to the company and FDA identifying whether the facilities are operated and administered in continuous compliance with FDA regulations and the consent decree. Under the consent decree, FDA has the authority to inspect the Corporate and Taylor Street facilities at any time. FDA also has the authority to order the company to take a wide variety of remedial actions if FDA finds that the company is not in compliance with the consent decree or FDA regulations. FDA also has authority under the consent decree to assess liquidated damages for any violations of the consent decree, FDA regulations or the federal Food, Drug and Cosmetic Act. See Item 1. Business -- Government Regulation. Any such failure by the company to comply with the consent decree or FDA regulations, or any need to complete significant remediation as a result of any such audits or inspections, or actions taken by FDA as a result of any such failure to comply, could have a material adverse effect on the company’s business, financial condition, liquidity or results of operations.
During the pendency of the consent decree negotiations in 2012, and during its effectiveness since December 21, 2012, the company has experienced significant pressures on its net sales and operating results. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. The company expects to continue to experience pressure on net sales and profitability, particularly in the North America/HME and Asia/Pacific segments, until FDA has accepted the final third-party certification report and the company's own report, and the company has successfully completed the previously described FDA inspection and has received written notification from FDA that the company may resume full operations. Even after the company receives FDA notification, it is uncertain as to whether, or how quickly, the company will be able to rebuild net sales and profitability to more typical historical levels, irrespective of market conditions. If the company is unable to obtain FDA approval to resume full operations on a timely basis, the company may be required to restructure its business strategy to rebuild profitability, and there can be no assurance that it would be successful in doing so.
The company’s failure to comply with medical device regulatory requirements or receive regulatory clearance or approval for the company’s products or operations in the United States or abroad could adversely affect the company’s business.
The company’s medical devices are subject to extensive regulation in the United States by FDA, and by similar governmental authorities in the foreign countries where the company does business. FDA regulates virtually all aspects of a medical device’s development, testing, manufacturing, labeling, promotion, distribution and marketing. In addition, the company is required to file reports with FDA if the company’s products may have caused, or contributed to, a death or serious injury, or if they malfunction and would be likely to cause, or contribute to, a death or serious injury if the malfunction were to recur. In general, unless an exemption applies, the company’s mobility and respiratory therapy products must receive a pre-market clearance from FDA before they can be marketed in the United States. FDA also regulates the export of medical devices to foreign countries. The company cannot be assured that any of the company’s devices, to the extent required, will be cleared by FDA through the pre-market clearance process or that FDA will provide export certificates that are necessary to export certain of the company’s products. Export certificates are required for the company to have its products registered for sale in certain foreign countries. In connection with the FDA warning letter received by the company's Sanford, Florida facility in December 2010, as described below, FDA has refused to provide new export certificates for company products until the matters covered in the warning letter are resolved. Currently, the company cannot obtain new certificates of export for Sanford, Florida facility products until the warning letter has been closed and for Taylor Street facility products until the company has exited the injunctive phase of the consent decree. The inability to obtain export certificates for products produced at its Taylor Street or Sanford facilities has limited the company's ability to support new foreign markets with such products.

Additionally, the company is required to obtain pre-market clearances to market modifications to the company’s existing products or market its existing products for new indications. FDA requires device manufacturers themselves to make and document a determination as to whether or not a modification requires a new clearance; however, FDA can review and disagree with a manufacturer’s decision. The company has applied for, and received, a number of pre-market clearances for modifications to marketed devices. The company may not be successful in receiving clearances in the future or FDA may not agree with the company’s decisions not to seek clearances for any particular device modification. FDA may require a clearance for any past or future modification or a new indication for the company’s existing products. Such submissions may require the submission of additional data and may be time consuming and costly, and ultimately, may not be cleared by FDA.

If FDA requires the company to obtain pre-market clearances for any modification to a previously cleared device, the company may be required to cease manufacturing and marketing the modified device or to recall the modified device until the company obtains FDA clearance, and the company may be subject to significant regulatory fines or penalties. In addition, FDA may not clear these submissions in a timely manner, if at all. FDA also may change its policies, adopt additional regulations or revise existing regulations, each of which could prevent or delay pre-market clearance of the company’s devices, or could impact the company’s ability to market a device that was previously cleared. Any of the foregoing could adversely affect the company’s business.

The company’s failure to comply with the regulatory requirements of FDA and other applicable U.S. regulatory requirements may subject the company to administrative or judicially imposed sanctions. These sanctions include warning letters, civil penalties, criminal penalties, injunctions, consent decrees, product seizure or detention, product recalls and total or partial suspension of production.

As part of its regulatory function, FDA routinely inspects the sites of medical device companies, and from 2010 through 2016, FDA inspected certain of the company's facilities. In December 2012, the company and FDA agreed to a consent decree of injunction affecting the company's Corporate facility and its Taylor Street manufacturing facility in Elyria, Ohio. See the previous Risk Factor regarding the FDA consent decree. In December 2015, FDA issued Form 483 observations following a 2015 inspection of approximately 5 months at the Corporate and Taylor Street facilities in Elyria, Ohio which included a review of the company’s compliance with terms of the consent decree and the matters covered by the first and second expert certification reports previously accepted in 2013. FDA’s inspection included a review of the company's compliance with terms of the consent decree, and the matters covered by the first and second expert certification reports previously reviewed and accepted in 2013. The company has timely responded to FDA's inspectional findings and intends to incorporate FDA’s observations into the company's ongoing quality system improvements. In June 2016, the company received a letter from FDA in follow up to the Form 483 related to FDA's 2015 inspection of the Corporate and Taylor Street facilities and the company's subsequent responses, in which FDA clarified its requirements for the company to complete remediation of certain DHFs before the company can resume design of any new Taylor Street wheelchair devices or proceed further with the third expert certification report process. In addition, in December 2010, the company received a warning letter from FDA related to quality system processes and procedures at the company's Sanford, Florida facility. In October 2014, FDA conducted an inspection at the Sanford facility and, at the conclusion, issued its Form 483 observations. The company is executing a comprehensive quality systems remediation plan that is intended to address all of FDA’s concerns regarding the Sanford facility in the warning letter and Form 483. In January 2014, FDA conducted inspections at the company’s manufacturing facility in Suzhou, China and at the company’s electronic components subsidiary in Christchurch, New Zealand, covering quality systems and current Good Manufacturing Practice regulations. In August 2014, FDA inspected Alber GmbH in Albstadt, Germany. FDA issued its inspectional observations on Forms 483 to the company after these inspections, and the company submitted its responses to the agency in a timely manner. In October 2014, FDA conducted an inspection at the Sanford facility and, at the conclusion, issued its Form 483 observations. In July 2016, FDA inspected Motion Concepts L.P. in Concord, Ontario, Canada and issued its inspectional observations on Form 483. The company has timely filed its responses to these Forms 483 with FDA and continues to work on addressing FDA's observations. However, the results of regulatory claims, proceedings or investigations are difficult to predict. An unfavorable resolution or outcome of the FDA warning letter or the Form 483 observations, or any other matter that may arise out of any FDA inspection of the company's sites, could materially and adversely affect the company's business, financial condition, liquidity and results of operations.

In many of the foreign countries in which the company manufactures or markets its products, the company is subject to extensive medical device regulations that are similar to those of FDA, including those in Europe. The regulation of the company’s products in Europe falls primarily within the European Economic Area, which consists of the 27 member states of the European Union, as well as Iceland, Liechtenstein and Norway. Only medical devices that comply with certain conformity requirements of the Medical Device Directive are allowed to be marketed within the European Economic Area. In addition, the national health or social security organizations of certain foreign countries, including those outside Europe, require the company’s products to be qualified before they can be marketed in those countries. Failure to receive, or delays in the receipt of, relevant foreign qualifications in the European Economic Area or other foreign countries could have a material adverse effect on the company’s business.

Being in the health care industry, the company is subject to extensive government regulation, and if the company fails to comply with applicable health care laws or regulations, the company could suffer severe civil or criminal sanctions or may be required to make significant changes to the company’s operations that could have a material adverse effect on the company’s results of operations.
The company sells its products principally to medical equipment and home health care providers who resell or rent those products to consumers. Many of those providers (the company’s customers) are reimbursed by third-party payors, including Medicare and Medicaid, for the company products sold to their customers and patients. The U.S. federal government and the governments in the states and other countries in which the company operates regulate many aspects of the company’s business and the business of the company's customers. As a part of the health care industry, the company and its customers are subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, invoicing, documenting and other practices of health care suppliers and manufacturers are all subject to government scrutiny. Government agencies periodically open investigations and obtain information from health care suppliers and manufacturers pursuant to the legal process. Violations of law or regulations can result in severe administrative, civil and criminal penalties and sanctions, including disqualification from Medicare and other reimbursement programs, which could have a material adverse effect on the company’s business. While the company has established numerous policies and procedures to address compliance with these laws and regulations, there can be no assurance that the company's efforts will be effective to prevent a material adverse effect on the company’s business from noncompliance issues. For example, as discussed in the preceding Risk Factors, the company is subject to a FDA consent decree affecting its Corporate facility and Taylor Street manufacturing facility in Elyria, Ohio and subject to a FDA warning letter related to its Sanford, Florida facility.

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

If the company’s business transformation efforts are ineffective, the company’s strategic goals, business plans and financial performance could be negatively impacted.
The company is in the midst of a multi-year turnaround strategy intended to substantially transform its business and re-orient its resources to a more clinically complex mix of products and solutions. To date, this strategy has included actions to re-orient the company’s North American commercial team, restart the company’s innovation pipeline, shift its product mix, develop and expand its talent, and strengthen its balance sheet. As part of these actions, the company has increased the size of its salesforce and support in North America, invested in product development, discontinued a significant amount of non-core product, and issued convertible debt. The strategy also will include steps to realign infrastructure and processes, such as restructuring actions, intended to drive efficiency and reduce costs.

The company may not be successful in achieving the full long-term growth and profitability, operating efficiencies and cost reductions, and other benefits expected from these efforts. The company also may experience business disruptions associated with these activities. Further, the benefits of the strategy, if realized, may be realized later than expected, the costs of implementing the strategy may be greater than anticipated, and the company may lack adequate cash or capital to complete the transformation. If these measures are not successful, the company may undertake additional transformation efforts, which could result in future expenses. If the company’s business transformation efforts prove ineffective, the company’s ability to achieve its strategic goals and business plans, and the company’s financial performance, may be materially adversely affected.

The company’s products are subject to recalls, which could be costly and harm the company’s reputation and business.
The company is subject to ongoing medical device reporting regulations that require the company to report to FDA or similar governmental authorities in other countries if the company’s products cause, or contribute to, death or serious injury, or if they malfunction and would be likely to cause, or contribute to, death or serious injury if the malfunction were to recur. In light of a deficiency, defect in design or manufacturing or defect in labeling, the company may voluntarily elect to recall or correct the company’s products. In addition, FDA and similar governmental authorities in other countries could force the company to do a field correction or recall the company’s products in the event of material deficiencies or defects in design or manufacturing. A government mandated or voluntary recall or field correction by the company could occur as a result of component failures, manufacturing errors or design defects, including defects in labeling. Any recall or field correction could divert managerial and financial resources and could harm the company’s reputation with its customers, product users and the health care professionals that use, prescribe and recommend the company’s products. The company could have product recalls or field actions that result in significant costs to the company in the future, and these actions could have a material adverse effect on the company’s business. The company will continue to review the adequacy of its recall accruals as the recalls progress, as its warranty reserves are subject to adjustment in future periods as new developments can impact the company's estimate of the cost of these matters.

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

Reduced government reimbursement levels and changes in reimbursement policies have in the past added, and could continue to add, significant pressure to the company’s revenues and profitability. For example, in 100 metropolitan areas, the Centers for Medicare and Medicaid Services (CMS) introduced a National Competitive Bidding program (NCB) which set new, lower payment rates for medical equipment and supplies. Round one of NCB for nine metropolitan areas in the U.S. went into effect in January 2011. The reimbursement rates for nine product categories were reduced by an average of 32 percent in these nine metropolitan areas. Effective July 2013, CMS commenced round two of the NCB program, which was expanded to include an additional 91 metropolitan areas. In January 2016, CMS began the deployment of NCB rates to the remainder of the Medicare population that had not yet been impacted by the program, primarily to rural areas. CMS has divided the United States into eight regions and applied the average reimbursement reduction per NCB product category in each region from Round 1 and Round 2 to the rural providers in those eight regions. Fifty percent of the reimbursement reduction became effective in January 2016. The remaining half of the reduction was applied in July 2016, although in December 2016 Congress retroactively delayed that payment cut until January 1, 2017.

CMS announced that the NCB program has resulted in $202.1 million in savings in its first year of implementation in the nine metropolitan areas with significant savings primarily in oxygen and oxygen supplies, mail-order diabetic supplies and standard power wheelchairs. The CMS Office of the Actuary estimated that the NCB program would save Medicare an estimated $25.8 billion, and beneficiaries an estimated $17.2 billion, over ten years.

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
The U.S. Affordable Care Act enacted in 2010 includes provisions intended to expand access to health insurance coverage, improve the quality and reduce the costs of healthcare over time. Specifically, as one means to pay for the costs of the Affordable Care Act, the law imposes a 2.3% sales-based excise tax on U.S. sales by manufacturers or importers of most medical devices. The excise tax is deductible by the manufacturer or importer on its federal income tax return. The company has determined that most of its products are exempt from the tax based on the retail exemption provided in the Affordable Care Act as defined by the regulations. However, certain products that it sells for institutional use are subject to the excise tax. Based on the company's interpretation of the regulations, the impact from the tax was immaterial for the company in 2016, 2015 and 2014. However, the excise tax may increase the company’s cost of doing business, particularly if the exemptions do not ultimately apply as the company expects based on its interpretations of the regulations.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) enacted in 2010, and the rules and regulations enacted thereunder by the SEC and the Commodity Futures Trading Commission (CFTC), institute a wide range of reforms, certain of which may impact the company. Among other things, the Dodd-Frank Act contains significant corporate governance and executive compensation-related provisions that authorize or require the SEC to adopt additional rules and regulations in these areas, such as shareholder “say on pay” voting and proxy access. The Dodd-Frank Act also provides for new statutory and regulatory requirements for derivative transactions, including foreign exchange and interest rate hedging transactions, and new requirements will be implemented over time. The company enters into foreign exchange contracts, interest rate swaps and foreign currency forward contracts from time to time to manage its exposure to commodity price risk, foreign currency exchange risk and interest rate risk. The company does not enter into derivative transactions for speculative purposes. Any new statutory and regulatory requirements for derivative transactions could impact the company's ability to hedge or hedge in a cost-effective manner.

In addition, the Dodd-Frank Act contains provisions to improve transparency and accountability concerning the sourcing of “conflict minerals” from mines located in the conflict zones of the Democratic Republic of Congo (DRC) and its adjoining countries. The term “conflict minerals” currently encompasses tantalum, tin, tungsten (or their ores) and gold. Conflict minerals can be found in a vast array of products. This legislation requires manufacturers, such as the company, to investigate and disclose their use of any conflict minerals originating in the DRC or adjoining countries in an annual filing with the SEC. It also implements guidelines to assist the manufacturer in preventing, by way of performing due diligence in its supply chain, any such sourcing from, or potentially financing or benefiting, armed groups in this area. As standards for the production of the annual conflict minerals report evolve, the company may be required to undertake significant due diligence processes requiring considerable investments of human resources and finances in order to comply with the conflict minerals due diligence and disclosure requirements. If the company's suppliers are unable or unwilling to provide it with requested information and to take other steps to ensure that there is no financing or benefiting of armed groups in the DRC and there are no conflict minerals included in materials or components supplied to the company, it may be forced to disclose in its SEC filings about the use of conflict minerals in its supply chain, which may expose the company to reputational risks, which in turn could materially adversely affect its business, financial condition and results of operations. In addition, the company could be negatively impacted by any changes made to the either the Affordable Care Act or the Dodd-Frank Act by the new United States administration.

The company’s revenues and profits are subject to exchange rate and interest rate fluctuations that could adversely affect its results of operations or financial position.
Currency exchange rates are subject to fluctuation due to, among other things, changes in local, regional or global economic conditions, the imposition of currency exchange restrictions and unexpected changes in regulatory or taxation environments. The predominant currency used by the company’s subsidiaries outside the United States to transact business is the functional currency used for each subsidiary. Through the company’s international operations, the company is exposed to foreign currency fluctuations, and changes in exchange rates can have a significant impact on net sales and elements of cost. The company conducts a significant number of transactions in currencies other than the U.S. dollar. In addition, because certain of the company’s costs and revenues are denominated in other currencies, in particular costs and revenues from its European operations, the company’s results of operations are exposed to foreign exchange rate fluctuations as the financial results of those operations are translated from local currency into U.S. dollars upon consolidation. For example, the recent devaluation of the euro has had a negative impact on the translation of company's European segment net income into U.S. dollars and the foreign currency impact of the Brexit referendum in the U.K. has had and is expected to have, a negative impact on acquisition of dollar and Euro denominated goods in the U.K. If other countries also exit the European Union, similar negative impacts may result.

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

The company also is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The company does at times use interest rate swap contracts to mitigate its exposure to interest rate fluctuations, but those efforts may not adequately protect the company from significant interest rate risks. Interest on some of the company’s debt is based on the London Interbank Offered Rate (LIBOR), which is currently historically low. Increases in LIBOR could have a significant impact on the company’s reported interest expense, to the extent that the company has outstanding borrowings subject to LIBOR-based interest rates.

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

The industry in which the company operates is highly competitive and some of the company’s competitors may have greater financial resources than the company has, a more appropriate market strategy or better strategic execution.
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

•	potential adverse changes in trade agreements between the United States and foreign countries, including the North America Free Trade Agreement (NAFTA) among the United States, Canada and Mexico;

•
potential adverse changes in economic and political conditions in countries where the company operates or where end users of the company’s products reside, or in their diplomatic relations with the United States;

•	government control of capital transactions, including the borrowing of funds for operations or the expatriation of cash;

•	potential adverse tax consequences, including those that may result from the new United States administration's policies, such as possible border-adjusted taxes on imported goods;

•	security concerns and potential business interruption risks associated with political and/or social unrest in foreign countries where the company’s facilities or assets are located;

•	difficulties associated with managing a large organization spread throughout various countries;

•	difficulties in enforcing intellectual property rights and weaker intellectual property rights protection in some countries;

•	required compliance with a variety of foreign laws and regulations; and

•	differing consumer product preferences.

The factors described above also could disrupt the company’s product manufacturing and assembling operations or its key suppliers located outside of the United States, or increase the cost to the company of conducting those operations or using those suppliers. For example, the company increasingly relies on its manufacturing and sourcing operations in China and Mexico to produce its products. Disruptions in, or increased costs related to, the company’s foreign operations, particularly those in China or Mexico, may impact the company’s revenues and profitability.

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

Decreased availability or increased costs of materials could increase the company’s costs of producing its products.
The company purchases raw materials, fabricated components, some finished goods and services from a variety of suppliers. Raw materials such as plastics, steel and aluminum are considered key raw materials. Where appropriate, the company employs contracts with its suppliers, both domestic and international. From time to time, however, the prices, availability, or quality of these materials fluctuate due to global market demands or economic conditions, which could impair the company’s ability to procure necessary materials, or increase the cost of these materials. Inflationary and other increases in costs of these materials have occurred in the past and may recur from time to time. In addition, freight costs associated with shipping and receiving product and sales are impacted by fluctuations in the cost of oil and gas. A reduction in the supply or increase in the cost or change in quality of those materials could impact the company’s ability to manufacture its products and could increase the cost of production. Additionally, the company may not be able to increase the prices of its products due to competitive pricing pressure or other factors. As an example, inflation in China has in the past and may in the future increase costs and an appreciation of the Yuan or an increase in labor rates could have an unfavorable impact on the cost of key components and some finished goods. Demand in China and other developing countries for raw materials may result in increases in the cost of key commodities and could have a negative impact on the profits of the company if these increases cannot be passed onto the company’s customers.

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
The company sells products to customers primarily in markets that are characterized by technological change, product innovation and evolving industry standards, yet in which product price is increasingly a primary consideration in customers’ purchasing decisions. The company historically has been engaged in product development and improvement programs. However, beginning in 2012 as a result of the FDA consent decree, which is described elsewhere in this Annual Report on Form 10-K, the company's engineering resources had been focused primarily on quality remediation and not on the design of new products. The company has received FDA's approval to resume design activities at the impacted Elyria facilities in 2013. However, in June 2016, the company received a letter from FDA which required the company to complete the remediation of certain design history files before the company can design any new Taylor Street wheelchairs devices.

The company must continue to design and improve innovative products, effectively distribute and achieve market acceptance of those products, and reduce the costs of producing the company’s products, in order to compete successfully with the company’s competitors. If competitors’ product development capabilities become more effective than the company’s product development capabilities, if competitors’ new or improved products are accepted by the market before the company’s products or if competitors can produce products at a lower cost and thus offer products for sale at a lower price, the company’s business, financial condition and results of operation could be adversely affected.

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
The company has outstanding $150,000,000 aggregate principal amount of 5.00% Convertible Senior Notes due 2021 and is a party to an Amended and Restated Credit Agreement that provides for asset-based lending senior secured revolving credit facilities which mature in January 2021. The credit agreement provides the company and certain of the company's U.S., Canadian, U.K. and French subsidiaries with the ability to borrow under senior secured revolving credit, letter of credit and swing line loan facilities. The aggregate borrowing availability under the credit facilities is determined based on borrowing base formulas set forth in the credit agreement. The credit facilities are secured by substantially all of the company's domestic and Canadian assets, other than real estate, and by substantially all of the personal property assets of the company's U.K. subsidiaries and all of the receivables of the company's French subsidiaries. The credit agreement contains customary default provisions, with certain grace periods and exceptions, that include, among other things, failure to pay amounts due, breach of covenants, representations or warranties, bankruptcy, the occurrence of a material adverse effect, exclusion from any medical reimbursement program, and an interruption of any material manufacturing facilities for more than ten consecutive days.

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
The company's ability to meet its liquidity needs will depend on many factors, including the operating performance of the business, the company's ability to obtain FDA acceptance of the final third-party expert certification report and the company's own report, to successfully complete FDA inspection contemplated under the consent decree and to obtain receipt of the written notification from FDA permitting the company to resume full operations, as well as the company's continued compliance with the covenants under its credit agreement. Notwithstanding the company's expectations, if the company's operating results decline more than it currently anticipates, or if the company is unable to obtain FDA acceptance of the final third-party expert certification report and the company's own report or to successfully complete the FDA inspection, the company may be unable to comply with the financial covenants, and its lenders could demand repayment of the amounts outstanding under the company's credit facility.

The company also has an agreement with De Lage Landen, Inc. (“DLL”), a third-party financing company, to provide financing to the company's U.S. customers. Either party could terminate this agreement with 180 days' notice or 90 days' notice by DLL upon the occurrence of certain events. Should this agreement be terminated, the company's borrowing needs under the credit agreement could increase.

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
The company's business depends in part on its ability to establish, protect, safeguard and enforce its intellectual property and contractual rights and to defend against any claims of infringement, both of which involve complex legal, factual and marketplace uncertainties. The company relies on a combination of patent, trade secret, copyright and trademark law and security measures to protect its intellectual property, but effective intellectual property protection may not be available in all places that the company sells its products or services, particularly in certain foreign jurisdictions, and patents provide protection for finite time periods. In addition, the company uses nondisclosure, confidentiality agreements and invention assignment agreements with many of its employees, and nondisclosure and confidentiality agreements with certain third parties, in an effort to help protect its proprietary technology and know-how. If these agreements are breached or the company's intellectual property is otherwise misappropriated, the company may have to rely on litigation to enforce its intellectual property rights. If any of these measures are unsuccessful in protecting the company's intellectual property, the company's business may be affected adversely.

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
The company is subject to income taxes in the United States and various non-U.S. jurisdictions. The domestic and international tax liabilities are dependent upon the allocation of income among these different jurisdictions. The company's tax expense includes estimates of additional tax which may be incurred for tax exposures and reflects various other estimates and assumptions. In addition, the assumptions include assessments of future earnings of the company that could impact the valuation of its deferred tax assets. The company’s future results of operations could be adversely affected by changes in the company's effective tax rate which could result from changes in the mix of earnings in countries with differing statutory tax rates, changes in the overall profitability of the company, changes in tax legislation and rates, changes in generally accepted accounting principles, changes in the valuation of deferred tax assets and liabilities, the results of audits and examinations of previously filed tax returns and continuing assessments of its tax exposures. Corporate tax reform and tax law changes continue to be analyzed in many jurisdictions, including the potential impacts of the new United States administration's policies, and any legislation or regulations which may result from those policies, such as possible border-adjusted taxes on imported goods.
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
The company’s future success will depend, in part, upon the continued service of key managerial, research and development staff and sales and technical personnel. In addition, the company’s future success will depend on its ability to continue to attract and retain other highly qualified personnel, including personnel experienced in quality systems and regulatory affairs. If the company is not successful in retaining its current personnel or in hiring or retaining qualified personnel in the future, the company’s business may be adversely affected. The company’s future success depends, to a significant extent, on the abilities and efforts of its executive officers and other members of its management team, such as the company's Chairman, President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, as well as other members of its management team. The company had significant turnover in its management team in recent years and cannot be certain that its executive officers and other key employees will continue in their respective capacities for any period of time, and these employees may be difficult to replace. If the company loses the services of any of its management team, the company’s business may be adversely affected.

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
The company has two classes of common stock. The Common Shares have one vote per share and the Class B Common Shares have 10 votes per share. As of this filing, the Class B Common Shares represented approximately 19% of the combined voting power of the company’s Common Shares and Class B Common Shares. Substantially all of such Class B Common Shares are beneficially owned by a former executive whose beneficial ownership of the combined voting power could influence the outcome of a corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of the company’s assets. He also will have the power to influence or make more difficult a change in control, and it is possible that his interests may differ from the interests of the other shareholders, and he could take actions with which some shareholders may disagree.

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

Item 1B.    Unresolved Staff Comments.
Not applicable.

Item 2.        Properties.

The company owns or leases its warehouses, offices and manufacturing facilities and believes that these facilities are well maintained, adequately insured and suitable for their present and intended uses. Information concerning certain leased facilities of the company as of December 31, 2016 is set forth in Leases and Commitments in the Notes to the Consolidated Financial Statements of the company included in this report and in the table below:

	Square Feet	Ownership Or Expiration Date of Lease	Renewal Options	Use
North American/HME Operations
Arlington, Texas	63,626	May 2018	One (3 yr.)	Warehouse and Offices
Atlanta, Georgia	137,284	April 2019	One (5 yr.)	Warehouse and Offices
Attleboro, Massachusetts	1,200	July 2018	None	Offices
Beijing, China	1,399	January 2018	None	Offices
Cranbury, New Jersey	111,987	April 2018	Two (3 yr.)	Warehouse and Offices
Cranbury, New Jersey	127,963	April 2018	Two (3 yr.)	Warehouse and Offices
Elyria, Ohio
—1200 Taylor Street	251,000	April 2035	Three (10 yr.)	Manufacturing and Offices
—899 Cleveland Street	95,464	November 2017	None	Warehouse
—One Invacare Way	50,000	April 2035	Three (10 yr.)	Headquarters
—1320 Taylor Street	30,000	January 2018	One (3 yr.)	Offices
—1166 Taylor Street	4,800	April 2035	Three (10 yr.)	Warehouse and Offices
—561 Ternes Avenue	12,001	December 2018	One (1 yr.)	Warehouse
Guangzhou, China	895	April 2018	None	Offices
Kirkland, Quebec	17,010	November 2018	One (5 yr.)	Manufacturing, Warehouse and Offices
Mississauga, Ontario	61,375	February 2019	None	Warehouse and Offices
North Ridgeville, Ohio	152,000	April 2035	Three (10 yr.)	Warehouse and Offices
North Ridgeville, Ohio	20,000	June 2018	None	Warehouse
Oakdale, Pennsylvania	5,543	September 2018	One (1 yr.)	Warehouse and Offices
Ontario, California	97,618	May 2018	Two (3 yr.)	Warehouse and Offices
Ontario, California	121,900	May 2018	Two (3 yr.)	Warehouse and Offices
Pharr, Texas	4,180	November 2017	None	Warehouse and Offices
Pinellas Park, Florida	11,400	Month to Month	None	Manufacturing and Offices
Pinellas Park, Florida	3,200	Month to Month	None	Manufacturing
Pinellas Park, Florida	3,200	Month to Month	None	Manufacturing
Pinellas Park, Florida	2,430	May 2017	None	Warehouse
Reynosa, Mexico	152,256	Own	—	Manufacturing and Offices
Sanford, Florida	116,272	April 2035	Three (10 yr.)	Manufacturing and Offices
Scarborough, Ontario	5,428	February 2018	None	Manufacturing and Offices
Shanghai, China	1,615	May 2017	None	Offices
Shenzheng, China	1,054	August 2018	None	Offices
Simi Valley, California	38,501	February 2019	None	Manufacturing, Warehouse and Offices
Simi Valley, California	1,500	Month to Month	None	Warehouse
Spicewood, Texas	6,500	Month to Month	None	Manufacturing and Offices
Suzhou, China	129,824	April 2019	None	Manufacturing, Warehouse and Offices
Tonawanda, New York	10,218	June 2021	None	Warehouse and Offices
Vaughan, Ontario	34,452	December 2020	None	Manufacturing and Offices

	Square Feet	Ownership Or Expiration Date of Lease	Renewal Options	Use
Institutional Products Group
Maryland Heights, Missouri	10,786	November 2019	One (3 yr.)	Offices

Asia/Pacific Operations
Auckland, New Zealand	30,518	September 2017	None	Manufacturing, Warehouse and Offices
Christchurch, New Zealand	72,269	December 2020	One (3 yr.)	Manufacturing, Warehouse and Offices
Kidderminster, United Kingdom	6,200	January 2018	None	Warehouse and Offices
North Olmsted, Ohio	2,280	October 2018	None	Warehouse and Offices
North Rocks, NSW, Australia	45,714	August 2017	Two (3 yr.)	Warehouse and Offices
Suzhou, China	41,290	February 2020	None	Manufacturing, Warehouse and Offices

European Operations
Albstadt, Germany	73,894	February 2018	Two (5 yr.)	Manufacturing, Warehouse and Offices
Albstadt, Germany	12,917	Month to Month	None	Warehouse
Albstadt, Germany	21,162	Month to Month	None	Warehouse and Offices
Albstadt, Germany	1,399	Month to Month	None	Warehouse and Offices
Almult, Sweden	35,521	November 2017	None	Warehouse
Almult, Sweden	26,651	November 2017	None	Warehouse
Almult, Sweden	12,282	Month to Month	None	Warehouse
Bergen, Norway	1,076	April 2020	One (5 yr.)	Warehouse and Offices
Bodo, Norway	969	May 2017	One (1 yr.)	Services and Offices
Brondby, Denmark	19,536	Month to Month	One (1 yr.)	Warehouse and Offices
Brondby, Denmark	3,767	Month to Month	One (1 yr.)	Warehouse
Dihult, Sweden	5,382	Month to Month	One (3 mos.)	Warehouse
Dio, Sweden	110,524	Own	—	Manufacturing, Warehouse and Offices
Dublin, Ireland	5,000	May 2024	One (5 yr.)	Warehouse and Offices
Ede, The Netherlands	12,917	December 2021	One (75 mos.)	Warehouse
Erniss, Sweden	17,502	Month to Month	One (3 mos.)	Warehouse
Exeter, United Kingdom	22,000	May 2021	None	Warehouse and Offices
Fondettes, France	191,856	Own	—	Manufacturing and Warehouse
Girona, Spain	14,639	November 2018	One (1 yr.)	Warehouse and Offices
Gland, Switzerland	5,586	September 2022	One (5 yr.)	Offices
Gland, Switzerland	1,184	September 2022	One (5 yr.)	Offices
Goteborg, Sweden	2,691	September 2018	One (3 yr.)	Warehouse
Isny, Germany	47,232	Own	—	Manufacturing, Warehouse and Offices
Isny, Germany	1,615	Own	—	Warehouse
Kinross, United Kingdom	4,800	September 2017	One (6 mos.)	Warehouse and Offices
Kristiansand, Norway	646	January 2018	One (1 yr.)	Services and Offices
Landskrona, Sweden	5,382	January 2018	One (3 yr.)	Warehouse
Larvik, Norway	1,076	May 2017	One (1 yr.)	Services and Offices
Lillehammer, Norway	807	May 2017	One (1 yr.)	Services and Offices
Loppem, Belgium	4,036	March 2024	Three (3 yr.)	Warehouse and Offices
Mondsee, Austria	1,507	March 2020	None	Warehouse and Offices
Mondsee, Austria	764	December 2019	None	Offices

	Square Feet	Ownership Or Expiration Date of Lease	Renewal Options	Use
European Operations
Mondsee, Austria	377	Month to Month	None	Warehouse
Mondsee, Austria	624	Month to Month	None	Warehouse
Neuville en Ferrain, France	1,399	April 2022	One (3 yr.)	Offices
Oporto, Portugal	88,264	November 2017	One (1 yr.)	Manufacturing, Warehouse and Offices
Oporto, Portugal	3,730	December 2018	One (2 yr.)	Offices
Oskarshamn, Sweden	1,076	December 2017	One (1 yr.)	Warehouse
Oslo, Norway	24,262	April 2021	None	Manufacturing, Warehouse and Offices
Pencoed, United Kingdom	152,278	December 2019	One (5yr.)	Manufacturing and Offices
Porta Westfalica, Germany	134,563	November 2021	Two (5yr.)	Manufacturing, Warehouse and Offices
Porta Westfalica, Germany	8,934	Month to Month	None	Warehouse
Porta Westfalica, Germany	13,455	Month to Month	None	Warehouse and Offices
Sandnes, Norway	807	January 2019	One (3 yr.)	Offices
Spanga, Sweden	16,146	Own	—	Warehouse and Offices
Thiene, Italy	21,528	Own	—	Warehouse and Offices
Trondheim, Norway	5,027	December 2018	One (5 yr.)	Services and Offices
Warwick, United Kingdom	135,413	May 2017	One (3 yr.)	Warehouse and Offices
Wien, Austria	215	Month to Month	None	Warehouse
Witterswil, Switzerland	40,343	March 2018	One (1 yr.)	Manufacturing, Warehouse and Offices
Witterswil, Switzerland	1,076	Month to Month	None	Warehouse
Witterswil, Switzerland	969	Month to Month	None	Warehouse
Witterswil, Switzerland	4,306	Month to Month	One (3 mos.)	Warehouse
Witterswil, Switzerland	678	Month to Month	None	Warehouse
Witterswil, Switzerland	269	Month to Month	None	Warehouse
Witterswil, Switzerland	238	Month to Month	None	Warehouse
Witterswil, Switzerland	237	Month to Month	None	Warehouse

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
In December 2012, the company reached agreement with FDA on the terms of a consent decree of injunction with respect to the company's Corporate facility and its Taylor Street wheelchair manufacturing facility in Elyria, Ohio. A complaint and consent decree were filed in the U.S. District Court for the Northern District of Ohio, and on December 21, 2012, the Court approved the consent decree and it became effective. The consent decree limits the company's manufacture and distribution of power and manual wheelchairs, wheelchair components and wheelchair sub-assemblies at or from its Taylor Street manufacturing facility. The decree also initially limited design activities related to wheelchairs and power beds that take place at the impacted Elyria, Ohio facilities. The company is entitled to continue to produce from the Taylor Street manufacturing facility certain medically necessary wheelchairs provided that documentation and record-keeping requirements are followed, as well as ongoing replacement, service and repair of products already in use, under terms delineated in the consent decree. Under the terms of the consent decree, in order to resume full operations at the impacted facilities, the company must successfully complete third-party expert certification audits at the impacted Elyria facilities, which is comprised of three distinct reports that must be submitted to, and accepted by, FDA. During 2013, the company completed the first two of the third-party expert certification audits, and FDA found the results of both to be acceptable. In these reports, the third-party expert certified that the company's equipment and process validation procedures and its design control systems are compliant with FDA's QSR. As a result of FDA's acceptance of the first certification report on May 13, 2013, the Taylor Street facility was able to resume supplying parts and components for the further manufacturing of medical devices at other company facilities. The company's receipt of FDA's acceptance of the second certification report on July 15, 2013, resulted in the company being able to resume design activities at the impacted facilities related to power wheelchairs and power beds. In February, 2016, the independent expert auditor issued its certification report for the third phase of the consent decree indicating substantial compliance with FDA's QSR and the report was submitted to FDA. Similar to the first and second certification processes, FDA has responded to this report with clarifying questions to which the company and the independent expert have responded. When FDA's questions are satisfactorily addressed, the company intends to request a meeting with FDA prior to submitting its own written report required by the terms of the consent decree.
In December 2015, FDA issued Form 483 observations following a 2015 inspection of approximately 5 months at the Corporate and Taylor Street facilities in Elyria, Ohio which included a review of the company’s compliance with the terms of the consent decree and the matters covered by the first and second expert certification reports previously accepted in 2013 (the “December 2015 Form 483”). The company has timely filed its responses to this Form 483 and continues to work on addressing FDA’s observations.
On June 7, 2016, the company received a letter from FDA in follow up to the December 2015 Form 483 and the company’s subsequent responses to the Form 483. To satisfy FDA’s design control requirements, FDA letter outlined additional steps the company must take. In particular, FDA clarified its requirement for the company to complete the remediation of certain design history files (DHFs) referenced in the December 2015 Form 483 and in the consent decree. Before the company can design any new Taylor Street wheelchair devices, the specified DHFs must be completed, then recertified by the company’s third-party expert, whose updated report must be accepted by FDA. FDA also clarified that its acceptance of the expert’s updated report on these DHFs is a prerequisite to proceeding further with the third certification process. FDA has clarified that the DHFs associated with certain power wheelchair and power bed products which the company has discontinued at the end of 2016 would not need to be remediated.
Under the terms of the consent decree, the company must submit its own written report to FDA regarding its compliance status together with its written responses to any observations in the independent expert's report. The independent third-party expert auditor's third certification report, as well as the company's own report, both must be accepted by FDA before the agency reinspects the impacted Elyria facilities. If FDA is satisfied with the company's compliance, FDA will provide written notification that the company is permitted to resume full operations at the impacted facilities. The company cannot predict the acceptance of these reports by FDA, the timing of the inspection, nor any remaining work that may be needed to meet FDA's requirements to resume full operations at the impacted facilities. FDA has the authority to inspect any FDA registered facility at any time.

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
Under the consent decree, FDA has the authority to inspect the Corporate and Taylor Street facilities at any time. FDA also has the authority to order the company to take a wide variety of actions if FDA finds that the company is not in compliance with the consent decree or FDA regulations, including requiring the company to cease all operations relating to Taylor Street products. FDA also can order the company to undertake a partial cessation of operations or a recall, issue a safety alert, public health advisory, or press release, or to take any other corrective action FDA deems necessary with respect to Taylor Street products.
FDA also has authority under the consent decree to assess liquidated damages of $15,000 per violation per day for any violations of the consent decree, FDA regulations or the federal Food, Drug, and Cosmetic Act. FDA also may assess liquidated damages for shipments of adulterated or misbranded devices, except as permitted by the consent decree, in the amount of twice the sale price of any such adulterated or misbranded device. The liquidated damages are capped at $7,000,000 for each calendar year. The liquidated damages are in addition to any other remedies otherwise available to FDA, including civil money penalties.
For additional information regarding the consent decree, please see the following sections of this Annual Report on Form 10-K: Item 1. Business - Government Regulation; Item 1A. Risk Factors; and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook and - Liquidity and Capital Resources.
In December 2010, the company received a warning letter from FDA related to quality system processes and procedures at the company's Sanford, Florida facility. In January 2014, FDA conducted inspections at the company’s manufacturing facility in Suzhou, China and at the company’s electronic components subsidiary in Christchurch, New Zealand, covering quality systems and current Good Manufacturing Practice regulations. In August 2014, FDA inspected Alber GmbH in Albstadt, Germany. FDA issued its inspectional observations on Forms 483 to the company after these inspections, and the company submitted its responses to the agency in a timely manner. In October 2014, FDA conducted an inspection at the Sanford facility and, at the conclusion, issued its Form 483 inspectional observations. In December 2015, FDA issued Form 483 observations following a 2015 inspection of approximately 5 months at the Corporate and Taylor Street facilities in Elyria, Ohio. In July 2016, FDA inspected Motion Concepts L.P. in Concord, Ontario, Canada and issued its inspectional observations on Form 483. The company has timely filed its responses to these Forms 483 with FDA and continues to work on addressing FDA's observations. The results of regulatory claims, proceedings, investigations, or litigation are difficult to predict. An unfavorable resolution or outcome of the FDA warning letter or other FDA enforcement related to the Sanford facility or other company facilities could materially and adversely affect the company's business, financial condition, and results of operations. See Item 1. Business - Government Regulation - Other FDA Matters and 1A. Risk Factors in this Annual Report on Form 10-K.
On September 12, 2014, an amended complaint, in a lawsuit originally instituted on August 26, 2013, was filed against Invacare Corporation, former officer and director Gerald B. Blouch, former officer and director A. Malachi Mixon III, and the company's Senior Vice President, Human Resources, Patricia Stumpp, as well as outside directors Dale C. LaPorte and Michael F. Delaney and former outside director Charles S. Robb, in the U.S. District Court for the Northern District of Ohio, alleging that the defendants breached their fiduciary duties and violated the Employee Retirement Income Security Act (ERISA) in the administration and maintenance of the company stock fund in the company’s Retirement Savings Plan (401(k) Plan). The lawsuit seeks class certification and unspecified damages and attorneys' fees for participants in the company's stock fund of the 401(k) Plan between July 22, 2010 and the present. On August 28, 2015, the Court limited plaintiff’s claim to the time period between July 22, 2010 and December 8, 2011. Following mediation, the parties entered into a written settlement agreement which was finally approved by the Court on December 13, 2016, and the case was dismissed. The settlement amount was paid by the company's insurance carriers.

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

Name	Age	Position
Matthew E. Monaghan	49	Chairman, President and Chief Executive Officer
Robert K. Gudbranson	53	Senior Vice President and Chief Financial Officer
Dean J. Childers	50	Senior Vice President and General Manager, North America
Anthony C. LaPlaca	58	Senior Vice President, General Counsel and Secretary
Ralf Ledda	49	Senior Vice President and General Manager, Europe, Middle East & Africa
Patricia A. Stumpp	55	Senior Vice President, Human Resources
 _______________________

*	The description of executive officers is included pursuant to Instruction 3 to Section (b) of Item 401 of Regulation S-K.

Matthew E. Monaghan was appointed the company’s President and Chief Executive Officer in April 2015 and was elected Chairman of the Board in May 2015. Prior to joining Invacare, Mr. Monaghan served as a business unit leader at Zimmer Holdings (now Zimmer Biomet NYSE: ZBH), a major orthopedic implant company, serving first as Vice President and General Manager of the company’s Global Hips business (December 2009 to January 2014) and later as Senior Vice President of Hips and Reconstructive Research (January 2014 until joining Invacare). While at Zimmer, Mr. Monaghan was responsible for the Hip division’s new product development, engineering, marketing, clinical studies, quality, regulatory affairs and results of the shared sales and supply chain functions. Later, those responsibilities also included directing global research for various areas of material, process and product innovation. Prior to joining Zimmer in 2009, Mr. Monaghan spent eight years as an operating executive for two leading private equity firms, Texas Pacific Group (TPG) and Cerberus Capital Management, where he led acquisitions and operational improvements of portfolio companies, which included the carve-out from Baxter Healthcare of a global medical business, making significant improvements at a U.S. personal insurance business and as COO of a consumer durable goods business spun off from Newell-Rubbermaid. For the first 13 years of his career, Mr. Monaghan held various engineering, financial and management positions at General Electric (NYSE:GE). Since November 2016, Mr. Monaghan has served as a director of INC Research (NASDAQ: INCR), a contract research organization serving the needs of pharmaceutical clients.

Robert K. Gudbranson was appointed Senior Vice President and Chief Financial Officer in April 2008. He served as Interim President and Chief Executive Officer of the company from August 2014 to March 2015. From October 2005 until his appointment at Invacare, Mr. Gudbranson served as Vice President of Strategic Planning and Acquisitions at Lincoln Electric Holdings, Inc., Cleveland Ohio (NASDAQ: LECO), a global manufacturer of welding, brazing and soldering products. Prior to joining Lincoln Electric, Mr. Gudbranson served as Director of Business Development and Investor Relations at Invacare from June 2002 to October 2005. Mr. Gudbranson has also served as Invacare’s Assistant Treasurer and as the European Finance Director.

Dean J. Childers joined the company in May 2015 and was appointed Senior Vice President & General Manager, North America, in June 2015. Prior to joining the company, Mr. Childers served as Vice President, Business Operations at Integra Lifesciences, Inc., Plainsboro NJ (NASDAQ: IART), a life sciences company focused on regenerative technologies and orthopedics, from September 2014 until May 2015. From 2010-2014, Mr. Childers served as Vice President, Logistics at Zimmer, Inc., Warsaw, Indiana (NYSE:ZMH), an orthopedic device company participating in the joint reconstruction, trauma, sports medicine, surgical equipment, spine and dental markets.

Anthony C. LaPlaca was appointed Senior Vice President, General Counsel and Secretary effective January 2009. Previously, Mr. LaPlaca served as Vice President and General Counsel for six and a half years with Bendix Commercial Vehicle Systems LLC, Elyria, Ohio, a member of the Knorr-Bremse group, a supplier of commercial vehicle safety systems. Prior to that, he served as Vice President and General Counsel to Honeywell Transportation & Power Systems and General Counsel to Honeywell Commercial Vehicle Systems LLC.

Ralf Ledda was appointed Senior Vice President and General Manager, Europe, Middle East & Africa on November 1, 2016. Previously he served for 21 years as Managing Director of Alber GmbH, Albstadt, Germany, Invacare’s subsidiary that specializes in innovative electromotive technology and power add-on devices used with medical and recreational products.

Patricia A. Stumpp was appointed Senior Vice President, Human Resources in September 2009. Ms. Stumpp joined Invacare in 1991 and has held positions of increasing responsibility including serving as Director of Compensation & Benefits from January 2001 to August 2006 and as Director of the Human Resources Group from August 2006 until August 2009. She also has prior experience in healthcare, small business and the services industry.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Invacare’s Common Shares, without par value, trade on the New York Stock Exchange (NYSE) under the symbol “IVC.” Ownership of the company’s Class B Common Shares (which are not listed on NYSE) cannot be transferred, except, in general, to family members without first being converted into Common Shares. Class B Common Shares may be converted into Common Shares at any time on a share-for-share basis. The number of record holders of the company Common Shares and Class B Common Shares at March 7, 2017 was 2,234 and 21, respectively. The closing sale price for the Common Shares on March 7, 2017 as reported by NYSE was $11.70. The prices set forth below do not include retail markups, markdowns or commissions.

The following table sets forth, for each of the quarterly periods indicated, the high and low intraday sales prices of the company’s common shares and dividends declared on the company’s common shares for the periods indicated.

	2016			2015
	High	Low	Cash Dividends Declared	High	Low	Cash Dividends Declared
Quarter Ended:
December 31	$13.45	$8.00	$0.0125	$20.41	$14.00	$0.0125
September 30	13.66	10.76	0.0125	22.22	14.24	0.0125
June 30	14.06	9.89	0.0125	23.59	18.85	0.0125
March 31	17.25	11.67	0.0125	20.35	14.33	0.0125

During 2016 and 2015, the Board of Directors also declared annualized dividends of $0.0455 per Class B Common Share. For information regarding limitations on the payment of dividends in the company's credit facilities and debt agreements, see Long Term Debt in the Notes to the Consolidated Financial Statements included in this report. The Common Shares are entitled to receive cash dividends at a rate of at least 110% of cash dividends paid on the Class B Common Shares. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, regarding covenants in the company's senior credit facilities with respect to the payment of dividends.

SHAREHOLDER RETURN PERFORMANCE GRAPH

The following graph compares the yearly cumulative total return on Invacare’s Common Shares against the yearly cumulative total return of the companies listed on the Standard & Poor’s 500 Stock Index, the Russell 2000 Stock Index and the S&P Healthcare Equipment & Supplies Index*.

	12/11	12/12	12/13	12/14	12/15	12/16
Invacare Corporation	$100.00	$106.87	$152.75	$110.64	$115.12	$86.74
S&P 500	100.00	116.00	153.58	174.60	177.01	198.18
Russell 2000	100.00	116.35	161.52	169.43	161.95	196.45
S&P Healthcare Equipment & Supplies	100.00	118.04	152.22	183.34	197.72	216.59

Copyright© 2017 Standard & Poor's, a division of S&P Global. All rights reserved.

Copyright© 2017 Russell Investment Group. All rights reserved.
________________________

*	The S&P Healthcare Equipment & Supplies Index is a capitalization-weighted average index comprised of health care companies in the S&P 500 Index.

The graph assumes $100 invested on December 31, 2011 in the Common Shares of Invacare Corporation, S&P 500 Index, Russell 2000 Index and the S&P Healthcare Equipment & Supplies Index, including reinvestment of dividends, through December 31, 2016.

The following table presents information with respect to repurchases of Common Shares made by the company during the three months ended December 31, 2016.

Period			Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
10/1/2016	-	10/31/16	—	$—	—	2,453,978
11/1/2016	-	11/30/16	2,762	11.90	—	2,453,978
12/1/2016	-	12/31/16	—	—	—	2,453,978
Total			2,762	$11.90	—	2,453,978
________________________

(1)
All 2,762 shares repurchased between October 1, 2016 and December 31, 2016 were surrendered to the company by employees for minimum tax withholding purposes in conjunction with the vesting of restricted shares awarded to the employees under the company’s equity compensation plans.

(2)
In 2001, the Board of Directors authorized the company to purchase up to 2,000,000 Common Shares, excluding any shares acquired from employees or directors as a result of the exercise of options or vesting of restricted shares pursuant to the company’s performance plans. The Board of Directors reaffirmed its authorization of this repurchase program on November 5, 2010, and on August 17, 2011 authorized an additional 2,046,500 shares for repurchase under the plan. To date, the company has purchased 1,592,522 shares under this program, with authorization remaining to purchase 2,453,978 shares. The company purchased no shares pursuant to this Board authorized program during 2016.

The equity compensation plan information required under Item 201(d) of Regulation S-K is incorporated by reference to the information under the caption "Equity Compensation Plan Information" in the company's definitive Proxy Statement on Schedule 14A for the 2017 Annual Meeting of Shareholders.

Under the terms of the company's Credit Agreement, repurchases of shares by the company generally are not permitted except in certain limited circumstances in connection with the vesting or exercise of employee equity compensation awards.

Item 6.        Selected Financial Data.

The selected consolidated financial data set forth below with respect to the company’s consolidated statements of comprehensive income (loss), cash flows and shareholders’ equity for the fiscal years ended December 31, 2016, 2015 and 2014, and the consolidated balance sheets as of December 31, 2016 and 2015 are derived from the Consolidated Financial Statements included elsewhere in this Form 10-K or as adjusted to reflect the impact of discontinued operations. The consolidated statements of comprehensive income (loss), cash flows and shareholders’ equity data for the fiscal years ended December 31, 2013 and 2012 and consolidated balance sheet data for the fiscal years ended December 31, 2014, 2013 and 2012 are derived from the company’s previously filed Consolidated Financial Statements or as adjusted to reflect the impact of discontinued operations. The data set forth below should be read in conjunction with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the company’s Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The Balance Sheet, Other Data and Key Ratios reflect the impact of discontinued operations to the extent included in the Consolidated Balance Sheets and Consolidated Statement of Cash Flows.

	2016 *	2015 **	2014 ***	2013 ****	2012 *****
	(In thousands, except per share and ratio data)
Earnings
Net Sales from continuing operations	$1,047,474	$1,142,338	$1,270,163	$1,334,505	$1,415,818

Net Earnings (loss) from continuing operations	(42,856)	(26,450)	(68,760)	(54,334)	(14,083)
Net Earnings from discontinued operations	—	260	12,690	87,385	15,910
Net Earnings (loss)	(42,856)	(26,190)	(56,070)	33,051	1,827

Net Earnings (loss) per Share—Basic:
Net Earnings (loss) from Continuing Operations	(1.32)	(0.82)	(2.15)	(1.70)	(0.45)
Net Earnings from Discontinued Operations	—	0.01	0.40	2.74	0.50
Net Earnings (loss) per Share—Basic	(1.32)	(0.81)	(1.75)	1.04	0.06

Net Earnings (loss) per Share—Assuming Dilution:
Net Earnings (loss) from Continuing Operations	(1.32)	(0.82)	(2.15)	(1.70)	(0.45)
Net Earnings from Discontinued Operations	—	0.01	0.39	2.73	0.50
Net Earnings (loss) per Share—Assuming Dilution	(1.32)	(0.81)	(1.75)	1.03	0.06

Dividends per Common Share	0.05	0.05	0.05	0.05	0.05
Dividends per Class B Common Share	0.04545	0.04545	0.04545	0.04545	0.04545

Balance Sheet
Current Assets	$409,072	$362,299	$405,987	$419,539	$567,949
Total Assets	903,743	838,143	963,731	1,096,434	1,262,294
Current Liabilities	220,861	247,644	290,232	276,165	299,735
Working Capital	188,211	114,655	115,755	143,374	268,214
Long-Term Debt	146,088	45,092	19,732	31,184	229,375
Other Long-Term Obligations	114,407	82,589	88,805	118,276	112,195
Shareholders’ Equity	422,387	462,818	565,322	670,809	620,989

Other Data
Research and Development Expenditures	$17,123	$18,677	$23,149	$24,075	$23,851
Capital Expenditures	10,151	7,522	12,327	14,158	20,091
Depreciation and Amortization	14,635	18,204	30,941	34,399	37,223

Key Ratios
Return on Sales % from continuing operations	(4.1)	(2.3)	(5.4)	(4.1)	(1.0)
Return on Average Assets %	(4.9)	(2.9)	(5.4)	2.8	0.1
Return on Beginning Shareholders’ Equity %	(9.3)	(4.6)	(8.4)	5.3	0.3
Current Ratio	1.9:1	1.5:1	1.4:1	1.5:1	1.9:1
Debt-to-Equity Ratio	0.38:1	0.10:1	0.04:1	0.07:1	0.38:1

________________________

*
Reflects gain on sale of Garden City Medical, Inc. of $7,386,000 ($7,386,000 after-tax income or $0.23 per share assuming dilution), charges related to restructuring from continuing operations of $2,447,000 ($2,447,000 after-tax expense or $0.08 per share assuming dilution), incremental warranty expense of $2,856,000 ($2,856,000 after-tax expense or $0.09 per share assuming dilution related to three product recalls) and net gain on convertible debt derivatives of $1,268,000 ($1,268,000 after-tax income or $0.04 per share assuming dilution).

**
Reflects charges related to restructuring from continuing operations of $1,971,000 ($1,843,000 after-tax expense or $0.06 per share assuming dilution), net warranty reversals of $2,325,000 ($2,325,000 after-tax income or $0.07 per share assuming dilution related to three product recalls) and the positive impact of an intraperiod tax allocation associated with discontinued operations of $140,000 or $0.00 per share assuming dilution.

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

****
Reflects charges related to restructuring from continuing operations of $9,336,000 ($7,493,000 after-tax expense or $0.23 per share assuming dilution), incremental warranty expense of $7,264,000 ($7,170,000 after-tax expense or $0.22 per share assuming dilution related to a power wheelchair joystick recall), asset write-downs to intangible assets of $1,523,000 ($1,322,000 after-tax expense or $0.04 per share assuming dilution) and the positive impact of an intraperiod tax allocation associated with discontinued operations of $3,445,000 or $0.11 per share assuming dilution.

*****
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

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes that appear elsewhere in this annual report on Form 10-K.

Invacare is a multi-national company with integrated capabilities to design, produce and distribute durable medical equipment. The company makes products that help people move, breathe, rest and perform essential hygiene, and with those products the company supports people with congenital, acquired and degenerative conditions. The company’s products and solutions are important parts of care for people with a range of challenges, from those who are active and heading to work or school each day and may need additional mobility or respiratory support, to those who are cared for in residential care settings, at home and in rehabilitation centers. The company operates in facilities in North America, Europe and Asia/Pacific, which are the result of dozens of acquisitions made over the company’s nearly forty-year history. Some of these acquisitions have been combined into integrated operating units, while others remain relatively independent.

Strategy

The company had a strategy to be a leading provider of durable medical equipment to providers in global markets by providing the broadest portfolio available. This strategy has not kept pace with certain reimbursement changes, competitive dynamics and company-specific challenges. Since 2015, the company has made a major shift in its strategy. The company has since been aligning its resources to produce products and solutions that assist customers and end-users with their most clinically complex needs. By focusing the company’s efforts to provide the best possible assistance and outcomes to the people and caregivers who use its products, the company aims to improve its financial condition for sustainable profit and growth. To execute this transformation, the company is undertaking a substantial three-phase multi-year transformation plan.

Transformation

The company is executing a multi-year transformation to shift to its new strategy. This is expected to yield better financial results from the application of the company’s resources to products and solutions that provide greater healthcare value in clinically complex rehabilitation and post-acute care. The transformation is divided into the following three phases:

Phase One - Assess and Reorient

•	Increase commercial effectiveness;

•	Shift and narrow the product portfolio;

•	Align innovation resources to clinically complex solutions;

•	Accelerate quality efforts with culture of quality excellence; and

•	Develop and expand talent.

Phase Two - Build and Align

•	Leverage commercial improvements;

•	Optimize the business for cost and efficiency;

•	Continue to improve quality systems;

•	Launch new clinical product platforms; and

•	Expand talent management and culture.

Phase Three - Grow

•	Lead in quality culture and operations excellence; and

•	Grow above market.

In 2016, the company made significant progress on its Phase One work, most notably in North America, where some of the greatest improvement is needed. As expected, the 2016 financial results show the near-term impact of investments in commercial resources, new product development, and quality systems, ahead of accretion. The company will continue to make significant investments in this transformation, reduce sales in certain areas, refocus resources away from less accretive activities, and look at its global infrastructure for opportunities to drive efficiency. Phase One investments are in the early phases of providing returns.

The company expects to begin seeing some results later in 2017 and more substantive results in 2018. In the meantime, the company has begun taking early Phase Two actions to streamline operations, resize and reshape the organization, especially in North America, around its new business mix and size. By executing this strategy and making these operational improvements, the company expects long-term benefits for the company’s constituents.

Favorable Long-term Demand

Ultimately, demand for the company’s products and services is based on the need to provide care for people with certain conditions. The company’s medical devices provide solutions for end-users and caregivers. Therefore, the demand for the company’s medical equipment is largely driven by population growth and the incidence of certain conditions where treatment may be supplemented by the company’s devices. The company also provides solutions to help equipment providers and residential care operators deliver cost-effective and high-quality care. The company believes that its commercial team, customer relationships, products and solutions, supply chain infrastructure, and strong research and development pipeline will create favorable business potential.

DISCONTINUED AND DIVESTED OPERATIONS

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

In 2014, the net sales of the Altimate discontinued operations were $11,778,000 and earnings before income taxes were $2,796,000. Results for Altimate include an interest expense allocation from continuing operations to discontinued operations of $202,000 in 2014 as proceeds from the sale were required to be utilized to pay down debt. The interest allocation was based on the net proceeds assumed to pay down debt applying the company's average interest rates for the periods presented. The company has classified Altimate as a discontinued operation for all periods presented.

The company recorded total expenses related to all of its discontinued operations since 2012 of $8,801,000, of which $8,405,000 were paid as of December 31, 2016. The company recorded an incremental intra-period tax allocation expense to discontinued operations for 2015 and 2014 representing the cumulative intra-period allocation expense to discontinued operations based on the company's domestic taxable loss related to continuing operations for 2015 and 2014.

On July 2, 2015, the company sold its rentals businesses to Joerns Healthcare Parent, LLC, for approximately $15,500,000 in cash, which was subject to final post-closing adjustments. The rentals businesses had been operated on a stand-alone basis and reported as part of the IPG segment of the company. The company recorded a pre-tax gain of approximately $24,000 in the third quarter of 2015, which represented the excess of the net sales price over the book value of the assets and liabilities of the rentals businesses, as of the date of completion of the disposition. The company recorded expenses related to the sale of the rentals businesses totaling $1,792,000, of which $1,265,000 have been paid as of December 31, 2016. The sale of the rentals businesses was not dilutive to the company's results. The company utilized the net proceeds from the sale to reduce debt outstanding under its credit agreement. The company determined that the sale of the rentals businesses did not meet the criteria for classification as a discontinued operation in accordance with ASU 2014-08. The rentals businesses were treated as held for sale as of June 30, 2015 until sold on July 2, 2015. As such, the results of the rentals businesses are included in the Results from Continuing Operations discussion below.

On September 30, 2016, the company, completed the sale of GCM to Compass Health Brands Corp., for approximately $13,829,000 in cash, which is subject to final post-closing adjustments. The net proceeds from the transaction were $12,729,000, net of expenses. The company recorded a pre-tax gain of $7,386,000 in the third quarter of 2016, which represented the excess of the net sales price over the book value of the assets and liabilities of GCM. The company recorded expenses related to the sale of GCM totaling $1,100,000, of which $230,000 has been paid out as of December 31, 2016. The sale of GCM was dilutive to the company's results. The company utilized the net proceeds to fund operations. The company determined that the sale of GCM did not meet the criteria for classification as a discontinued operation in accordance with ASU 2014-08 but the "held for sale" criteria of ASC 360-10-45-9 were met and thus GCM was treated as held for sale for purposes of the Condensed Consolidated Balance Sheets as of December 31, 2015. As such, the results of the rentals businesses are included in the Results from Continuing Operations discussion below.

RESULTS OF CONTINUING OPERATIONS

2016 Versus 2015

Net Sales. Consolidated net sales for 2016 decreased 8.3% for the year, to $1,047,474,000 from $1,142,338,000 in 2015. Foreign currency translation decreased net sales by 1.6 percentage points. Constant currency net sales decreased 6.7% compared to 2015. Higher constant currency net sales in the Europe and Asia/Pacific segments were offset by lower constant currency net sales in the North America/HME and IPG segments. Constant currency net sales for the company, excluding the impact of all the divested businesses (GCM and rentals businesses), decreased 4.9% compared to 2015. Constant currency net sales is a non-GAAP financial measure - see "Business Segment Net Sales" on page I-49.

Europe

European net sales increased 0.7% in 2016 compared to the prior year to $540,013,000 from $536,463,000 as foreign currency translation decreased net sales by 3.0 percentage points. Constant currency net sales increased 3.7% compared to 2015. The improvements in constant currency net sales were driven by increased sales of mobility and seating and lifestyle products. Changes in exchange rates have had, and may continue to have, a significant impact on sales in this segment.

North America/Home Medical Equipment (North America/HME)

North America/HME net sales decreased 16.1% in 2016 versus the prior year to $397,702,000 from $474,196,000 with foreign currency translation decreasing net sales by 0.2 of a percentage point. Constant currency net sales decreased 15.9% compared to the prior year. Excluding the net sales impact of the divested GCM business, reported net sales decreased by 15.5% and by 15.3% on a constant currency basis. The decreases in constant currency net sales were primarily driven by reduced sales of lifestyle and respiratory products while mobility and seating declined slightly.

Institutional Products Group (IPG)

IPG net sales decreased 26.1% in 2016 over the prior year to $64,413,000 from $87,137,000 as foreign currency translation decreased sales by 0.2 of a percentage point. Excluding the net sales impact of the divested rentals businesses, reported net sales decreased by 11.5% and by 11.3% on a constant currency basis. The decreases in constant currency net sales of the non-rentals businesses were driven by sales declines in all major product categories.

Asia/Pacific

Asia/Pacific net sales increased 1.8% in 2016 from the prior year to $45,346,000 from $44,542,000. Foreign currency translation decreased net sales by 1.7 percentage points. Constant currency net sales increased 3.5% compared to 2015 due to net sales increases in the Australia and New Zealand distribution businesses and at the company's subsidiary that produces microprocessor controllers. Changes in exchange rates, particularly with the euro and U.S. dollar, have had, and may continue to have, a significant impact on sales in this segment.

 Gross Profit. Consolidated gross profit as a percentage of net sales was 27.1% in 2016 as compared to 27.4% in 2015. Excluding the impact of all the divested businesses, gross margin as a percentage of net sales for 2016 increased by 0.2 of a percentage point as compared to 2015 driven by favorable sales mix principally offset by increased warranty expense. Gross margin as a percentage of net sales increased for the North America/HME and Asia/Pacific segments with declines in the Europe and IPG segments. Gross profit dollars declined in all segments, except for Asia/Pacific, with the largest declines in North America/HME and IPG. The decline in IPG was primarily impacted by the sale of the rentals businesses in 2015.

Gross profit in Europe as a percentage of net sales decreased 0.5 of a percentage point in 2016 from the prior year and gross margin dollars decreased by $1,721,000. The decrease in margin was principally due to unfavorable foreign currency, pricing, warranty and R&D expense. Incremental warranty recall expense of $1,490,000 was recorded in 2016 for a component of a lifestyles product.

North America/HME gross profit as a percentage of net sales increased by 0.4 of a percentage point in 2016 from the prior year while gross margin dollars decreased by $14,106,000 driven by net sales declines and increased warranty expense. The 2016 gross margin reflects warranty recall expense of $1,366,000, or 0.3 of a percentage point, for a recall which was related to a component on a lifestyles product. In comparison, warranty recall expense reversals of $2,325,000, or 0.5 of a percentage point, were recorded in 2015.

IPG gross profit as a percentage of net sales decreased 9.9 percentage points in 2016 from the prior year and gross margin dollars decreased $14,090,000. The decrease in margin was primarily attributable to the sale of the rentals businesses ($11,359,000 or 8.5 percentage points) and to a lesser extent unfavorable sales mix and increased warranty expense.

Gross profit in Asia/Pacific as a percentage of net sales increased 1.8 percentage points in 2016 from the prior year and gross margin dollars increased $1,038,000. The increase was primarily related to favorable sales mix and reduced manufacturing costs, which were partially offset by R&D expense.

See “Accrued Expenses” in the Notes to the Consolidated Financial Statements included elsewhere in this report for the total warranty provision amounts and a reconciliation of the changes in the warranty accrual.

Selling, General and Administrative. Consolidated selling, general and administrative (SG&A) expenses as a percentage of net sales were 29.0% in 2016 and 27.9% in 2015. The overall dollar decrease was $14,865,000, or 4.7%, with foreign currency translation decreasing expense by $4,226,000 or 1.4 percentage points. Excluding the impact of foreign currency translation, SG&A expenses decreased $10,639,000, or 3.3%. Excluding the impacts of all the divested businesses and foreign currency translation, SG&A expense increased $2,212,000, or 0.7%, compared to 2015, primarily related to increased product liability and employment costs. The SG&A expense in 2015 included a write-off of costs related to a canceled legacy software program based on a change in the North America/HME IT strategy.

European SG&A expenses increased by 3.5%, or $4,079,000, in 2016 compared to 2015. Foreign currency translation decreased expense by approximately $3,224,000 or 2.7 percentage points. Excluding the foreign currency translation impact, SG&A expenses increased by $7,303,000, or 6.2%, principally related to increased employment costs.

SG&A expenses for North America/HME decreased 4.0%, or $5,603,000, in 2016 compared to 2015 with foreign currency translation decreasing expense by $722,000 or 0.5 of a percentage point. Excluding the foreign currency translation, SG&A expense decreased $4,881,000, or 3.5%, principally as a result of reduced regulatory costs in 2016, a $4,031,000 2015 write-off of costs for a canceled legacy software program, and a reduction in expense in 2016 resulting from the GCM divestiture.

SG&A expenses for IPG decreased by 50.7%, or $11,949,000, in 2016 compared to 2015. Excluding the impact of foreign currency translation, SG&A expenses decreased by $11,927,000, or 50.6%, primarily related to a reduction in expense for the rentals business divestiture ($11,239,000) and employment costs.

Asia/Pacific SG&A expenses decreased 6.1%, or $1,018,000, in 2016 compared to 2015. Foreign currency translation decreased expense by $258,000 or 1.6 percentage points. Excluding the foreign currency translation impact, SG&A expenses decreased $760,000, or 4.5%, principally as a result of favorable foreign currency transactions and reduced employment costs.

SG&A expenses related to the Other Segment decreased by 1.8% or $374,000 in 2016 as compared to 2015 primarily related to decreased legal expense in 2016.

 Gain on Sale of Business. As a result of the sale of GCM on September 30, 2016, the company recorded a gain in 2016 of $7,386,000 on the sale, which represents the excess of the net sales price over the book value of the net assets of GCM. As a result of the sale of the rentals business on July 2, 2015, the company recorded a gain of $24,000 in 2015, which represented the excess of the net sales price over the book value of the assets and liabilities of the rentals businesses.

Charge Related to Restructuring Activities. The company's restructuring charges were necessitated primarily by continued declines in Medicare and Medicaid reimbursement by the U.S. government, as well as similar healthcare reimbursement pressures abroad, which negatively affect the company's customers (e.g. home health care providers) and continued pricing pressures faced by the company as a result of outsourcing by competitors to lower cost locations. Restructuring decisions were also the result of reduced profitability in the North America/HME and Asia/Pacific segments impacted by the FDA consent decree. In addition, as a result of the company's transformation strategy, additional restructuring charges were incurred during 2016 and are expected to continue into 2017. While the company's restructuring efforts have been executed on a timely basis, and have resulted in operating cost savings, the savings have been more than offset by the general business decline, higher regulatory and compliance costs related to quality system improvements, and more recently, investments as a result of the company's transformation strategy and higher interest expense. The company expects any near-term cost savings from restructuring will be offset by other costs as a result of the company's transformation strategy and other pressures on the business.
Charges for the year ended December 31, 2016 totaled $2,447,000 which were related to North America/HME segment ($2,347,000) and the Asia/Pacific segment ($100,000). In North America/HME, costs were incurred related to severance ($1,862,000) and lease termination costs ($485,000). The Asia/Pacific charges were for severance costs. The savings from these charges will be reflected primarily in reduced selling, general and administrative expenses and manufacturing expenses for the company. Payments for the year ended December 31, 2016 were $2,992,000 and the cash payments were funded with company's cash on hand. The majority of the 2016 charges are expected to be paid out within twelve months.

Charges for the year ended December 31, 2015 totaled $1,971,000 including charges for severance ($1,678,000) and charges principally related to a building lease termination primarily in the North America/HME segment ($293,000). Severance charges were incurred in the North America/HME segment ($1,069,000), Europe segment ($510,000), IPG segment ($73,000) and Asia/Pacific segment ($26,000) related to the elimination of certain positions as a result of general restructuring efforts. The savings from these charges have been reflected primarily in reduced selling, general and administrative expenses and manufacturing expenses for the company. Payments for the year ended December 31, 2015 were $3,723,000 and were funded with operating cash flows and cash on hand. The 2015 charges have been paid out.

To date, the company's liquidity has not been materially impacted; however, the company's disclosure below in Liquidity and Capital Resources highlights risks that could negatively impact the company's liquidity. See also "Charges Related to Restructuring Activities" in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Asset write-downs to intangible assets. In accordance with ASC 350, Intangibles - Goodwill and Other, the company reviews intangibles for impairment. As a result of the company's 2016 and 2015 intangible reviews, the company did not recognize any intangible write-down charges.

Net Gain on Convertible Debt Derivatives. For 2016, the company recognized a loss of $2,504,000 related to the convertible note hedge derivative long-term asset and recognized a gain of $3,772,000 related to the convertible debt conversion liability derivative which resulted in a net gain of $1,268,000 related to the fair value of the convertible debt derivatives. See "Long-Term Debt" in the Notes to the Consolidated Financial Statements included elsewhere in this report for more detail.

Interest. Interest expense increased to $15,875,000 in 2016 from $4,136,000 in 2015, representing a 283.8% increase. This increase was due to the convertible debt issuance in the first quarter of 2016 and, to a lesser extent, capital lease interest expense as a result of the real estate sale and leaseback transaction completed during the second quarter of 2015. Interest income in 2016 was $265,000, as compared to $165,000 in 2015.

Income Taxes. The company had an effective tax rate of 45.0% in 2016 compared to an expected benefit of 35% on the continuing operations pre-tax loss and an effective tax rate of 125.3% in 2015 compared to an expected benefit of 35% on the pre-tax loss from continuing operations. The company's effective tax rates in 2016 and 2015 both were unfavorable to the expected U.S. federal statutory rate benefit for those years due to the negative impact of the company not being able to record tax benefits related to losses in those countries which had tax valuation allowances for the year, which more than offset the benefit of foreign income taxed at rates below the U.S. statutory rate. See “Income Taxes” in the Notes to the Consolidated Financial Statements included elsewhere in this report for more detail.

Research and Development. The company continued to invest in research and development activities in 2016. The company dedicated funds to applied research activities to ensure that new and enhanced design concepts are available to its businesses. Research and development expenditures, which are included in costs of products sold, decreased to $17,123,000 in 2016 from $18,677,000 in 2015. The expenditures, as a percentage of net sales, were 1.6% and 1.6% in 2016 and 2015, respectively.

2015 Versus 2014

Net Sales. Consolidated net sales for 2015 decreased 10.1% for the year, to $1,142,338,000 from $1,270,163,000 in 2014. Foreign currency translation decreased net sales by 8.7 percentage points. Constant currency net sales decreased 1.4% compared to 2014. Higher constant currency net sales in the Europe and Asia/Pacific segments were offset by lower constant currency net sales in the North America/HME and IPG segments. Constant currency net sales for the company, excluding the impact of the divested rentals businesses in the IPG segment, were flat for the year ended December 31, 2015, compared to the prior year. Constant currency net sales is a non-GAAP financial measure - see "Business Segment Net Sales" on page I-49.

Europe

European net sales decreased 12.1% in 2015 compared to the prior year to $536,463,000 from $610,555,000 as foreign currency translation decreased net sales by 15.6 percentage points. Constant currency net sales increased 3.5% compared to 2014 principally due to increases in sales of mobility and seating, respiratory and lifestyle products.

North America/Home Medical Equipment (North America/HME)

North America/HME net sales decreased 6.6% in 2015 versus the prior year to $474,196,000 from $507,867,000, with foreign currency translation decreasing net sales by 1.0 percentage point. Constant currency net sales decreased 5.6% compared to the prior year, as increases in sales of mobility and seating products were more than offset by declines in sales of respiratory and lifestyle products. Net sales in the mobility and seating product category were impacted by the FDA consent decree, which limits production of custom power wheelchairs and seating systems at the Taylor Street manufacturing facility to products having properly completed verification of medical necessity (VMN) documentation. The VMN is a signed document from a clinician, and in some instances a physician, that certifies that the product is deemed medically necessary for a particular patient's condition, which cannot be adequately addressed by another manufacturer's product or which is a replacement of the patient's existing product. In an effort to position the company for improved sales results in the future, during 2015, the company began a transformation of its generalist sales force to one more focused on clinically complex products, which includes the mobility and seating product category. As a result, lifestyle and respiratory product net sales were de-emphasized contributing to lower net sales for these products.

Institutional Products Group (IPG)

IPG net sales decreased 15.2% in 2015 over the prior year to $87,137,000 from $102,796,000 as foreign currency translation decreased sales by 0.8 of a percentage point. Excluding the net sales impact of the divested rentals businesses, constant currency net sales increased 3.7% driven primarily by increases in sales of beds and interior design projects. These increases were partially offset by sales declines in therapeutic support surfaces.

 Asia/Pacific

Asia/Pacific net sales decreased 9.0% in 2015 from the prior year to $44,542,000 from $48,945,000. Foreign currency translation decreased net sales by 16.5 percentage points. Constant currency net sales increased 7.5% primarily due to sales increases at the company's New Zealand and Australian distribution businesses, and at the company's subsidiary that produces microprocessor controllers.

 Gross Profit. Consolidated gross profit as a percentage of net sales was 27.4% in 2015 as compared to 27.3% in 2014. The 2015 gross margin reflects a warranty expense reversal related to recalls of $2,325,000 or 0.2 of a percentage point, recorded in the North America/HME segment. The company's warranty reserve is subject to adjustment as new developments change the company's estimates. The 2014 gross margin reflected an incremental warranty expense for three previously disclosed recalls of $11,493,000 or 0.9 of a percentage point. The incremental warranty expense was recorded in the North America/HME, Europe and Asia/Pacific reporting segments. Excluding the impact of the warranty expense amounts noted previously, the gross margin as a percentage of net sales was 27.2% in 2015 as compared to 28.2% in 2014. The margin decrease was principally related to unfavorable sales mix, foreign exchange and the impact of the divested rentals businesses. The rentals businesses had a higher gross margin as a percentage of net sales than the average gross margin as a percentage of net sales for the overall company. Gross profit as a percentage of net sales for the North America/HME and Asia/Pacific segments was favorable as compared to the prior year with the Europe and IPG segments unfavorable compared to the prior year.

Gross profit in Europe as a percentage of net sales decreased 1.9 percentage points in 2015 from the prior year. The decrease in margin was principally due to unfavorable foreign currency exchange and a negative sales mix, partially offset by reduced warranty expense. The 2014 gross margin reflected an incremental warranty expense of $3,395,000 or 0.6 of a percentage point for a previously disclosed recall.

North America/HME gross profit as a percentage of net sales increased 2.7 percentage points in 2015 from the prior year. The increase in margins was principally due to reduced warranty expense, favorable sales mix and decreased manufacturing costs. The 2015 gross margin reflects a warranty recall expense reversal of $2,325,000 or 0.5 of a percentage point for three recalls compared to incremental warranty recall expense of $6,833,000 or 1.3 of a percentage point in 2014.

IPG gross profit as a percentage of net sales decreased 7.9 percentage points in 2015 from the prior year. The decrease in margin is primarily attributable to the sale of the rentals businesses (5.4 percentage points) and increased freight costs.

Gross profit in Asia/Pacific as a percentage of net sales increased 1.9 percentage points in 2015 from the prior year. The increase was primarily as a result of reduced warranty expense and a favorable manufacturing costs. The 2014 gross margin included an incremental warranty expense for the power wheelchair joystick recall of $1,265,000, or 2.6 percentage points.

See “Accrued Expenses” in the Notes to the Consolidated Financial Statements included elsewhere in this report for the total provision amounts and a reconciliation of the changes in the warranty accrual.

Selling, General and Administrative. Consolidated selling, general and administrative (SG&A) expenses as a percentage of net sales were 27.9% in 2015 and 30.1% in 2014. The overall dollar decrease was $63,419,000, or 16.6%, with foreign currency translation decreasing expense by $23,891,000 or 6.3 percentage points. Excluding the impact of foreign currency translation, SG&A expenses decreased $39,528,000, or 10.3%. This decrease was primarily attributable to the sale of the rentals businesses in the third quarter of 2015, which lowered SG&A expenses by $15,626,000, and by reduced consulting expense (including regulatory and compliance costs related to quality system improvements), employment costs and product liability expense. These were partially offset by a $4,031,000 write-off of costs associated with a canceled legacy software program based on a change in the North America/HME IT strategy.

European SG&A expenses decreased by 15.9%, or $22,254,000, in 2015 compared to 2014. Foreign currency translation decreased expense by approximately $18,709,000 or 13.4 percentage points. Excluding the foreign currency translation impact, SG&A expenses decreased by $3,545,000, or 2.5%, primarily in depreciation and amortization expense partially offset by increased employment costs.

SG&A expenses for North America/HME decreased 9.5%, or $14,673,000, in 2015 compared to 2014, with foreign currency translation decreasing expense by $2,313,000 or 1.5 percentage points. Excluding the foreign currency translation, SG&A expense decreased $12,360,000, or 8.0%, due principally to reduced employment costs, product liability expense and consulting expense, including lower regulatory and compliance costs related to quality systems improvements. These were partially offset by a $4,031,000 write-off of costs in 2015 associated with a canceled legacy software program based on a change in the North America/HME IT strategy. In addition, 2014 included an incremental expense of $958,000 related to the retirement of an executive officer of the company.

SG&A expenses for IPG decreased by 43.1%, or $17,874,000, in 2015 compared to 2014. Excluding the impact of foreign currency translation, SG&A expenses decreased by $17,881,000, or 43.1%, primarily due to the sale of the rentals businesses, which reduced SG&A expenses by $15,626,000, as well as reduced employment costs.

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

 Charge Related to Restructuring Activities. Charges for the year ended December 31, 2015 totaled $1,971,000 including charges for severance ($1,678,000) and charges principally related to a building lease termination primarily in the North America/HME segment ($293,000). Severance charges were incurred in the North America/HME segment ($1,069,000), Europe segment ($510,000), IPG segment ($73,000) and Asia/Pacific segment ($26,000) related to the elimination of certain positions as a result of general restructuring efforts. The savings from these charges have been reflected primarily in reduced selling, general and administrative expenses and manufacturing expenses for the company. Payments for the year ended December 31, 2015 were $3,723,000 and were funded with operating cash flows and cash on hand. The 2015 charges have been paid out.

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

The company's disclosure below in Liquidity and Capital Resources highlights risks that could negatively impact the company's liquidity. See also "Charges Related to Restructuring Activities" in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Interest. Interest expense decreased to $4,136,000 in 2015 from $4,887,000 in 2014, representing a 15.4% decrease. This decrease was attributable primarily to lower average borrowings in 2015 versus 2014, despite an increase in interest expense related to capital leases. Interest income in 2015 was $165,000 as compared to $507,000 in 2014, primarily due to interest income earned in Europe on a VAT receivable in 2014 that did not recur in 2015.

Income Taxes. The company had an effective tax rate of 125.3% in 2015 compared to an expected benefit of 35% on the continuing operations pre-tax loss and an effective rate of 8.8% in 2014 compared to an expected benefit of 35% on the pre-tax loss from continuing operations. The company's effective tax rate in 2015 was unfavorable to the expected U.S. federal statutory rate benefit due to the negative impact of the company not being able to record tax benefits related to losses in those countries which had tax valuation allowances for the year, which more than offset the benefit of foreign income taxed at rates below the U.S. statutory rate. The company's effective tax rate in 2014 was unfavorable to the expected U.S. federal statutory rate benefit due to the same reasons, except the company recognized a benefit of $7,175,000 in the U.S. as an intra-period allocation with discontinued operations against a portion of the domestic taxable loss from continuing operations. See “Income Taxes” in the Notes to the Consolidated Financial Statements included elsewhere in this report for more detail.

Research and Development. Research and development expenditures, which were included in costs of products sold, decreased to $18,677,000 in 2015 from $23,149,000 in 2014. The expenditures, as a percentage of net sales, were 1.6% and 1.8% in 2015 and 2014, respectively.

INFLATION
Although the company cannot determine the precise effects of inflation, management believes that inflation does continue to have an influence on the cost of materials, salaries and benefits, utilities and outside services. The company attempts to minimize or offset the effects through its review of pricing, capital expenditure programs designed to improve productivity, alternative sourcing of material and other cost control measures.
LIQUIDITY AND CAPITAL RESOURCES

The company continues to maintain an adequate liquidity position through its unused bank lines of credit (see Long-Term Debt in the Notes to Consolidated Financial Statements included in this report) and cash balances, as described below.

The company's total debt outstanding, inclusive of the debt discount related to the 4.125% Convertible Senior Subordinated Debentures due 2027 (the "2027 Debentures") included in equity in accordance with FSB APB 14-1 as well as the debt discount and fees associated with the 5.00% Convertible Senior Notes due 2021 (the "2021 Notes"), increased by $148,178,000 to $196,501,000 at December 31, 2016 from $48,323,000 as of December 31, 2015. The company's balance sheet reflects the impact of ASC 470-20, which reduced debt and increased equity by $311,000 and $1,203,000 as of December 31, 2016 and December 31, 2015, respectively, related to the 2027 Debentures. The debt discount and fees associated with the 2021 Notes reduced the company's reported debt balance by $29,919,000 and $4,922,000, respectively, as of December 31, 2016. The debt increase in 2016 was principally a result of issuing $150,000,000 aggregate principal amount of 2021 Notes. The company's cash and cash equivalents were $124,234,000 at December 31, 2016, compared to $60,055,000 as of December 31, 2015. At December 31, 2016 and December 31, 2015, the company had zero borrowings outstanding under its revolving credit facility. The increase in cash balances compared to December 31, 2015 was primarily the result of the net proceeds received from the issuance of the 2021 Notes in the first quarter of 2016 and the sale proceeds from the sale of GCM, partially offset by cash flow usage.

On February 2, 2017, the company repurchased all of the outstanding $13,350,000 principal amount of 2027 Debentures as the holders exercised their February 1, 2017 right to require the company to repurchase their 2027 Debentures (see Long-Term Debt and Subsequent Event in the Notes to Condensed Consolidated Financial Statements included in this report).

The company's borrowing capacity and cash balances were utilized for normal operations during the period ended December 31, 2016. Debt repayments, acquisitions, divestitures, the timing of vendor payments, the granting of extended payment terms to significant national accounts and other activity can have a significant impact on the company's cash flow and borrowings outstanding such that the debt reported at the end of a given period may be materially different than debt levels during a given period. While the company has cash balances in various jurisdictions around the world, there are no material restrictions regarding the use of such cash for dividends within the company, loans or other purposes, except in China where the cash balance as of December 31, 2016 was approximately $7,145,000.

The company has an asset-based lending Amended and Restated Revolving Credit and Security Agreement (the “Credit Agreement”), which provides for a revolving line of credit, letter of credit and swing line facility for the company's U.S. and Canadian borrowers in an aggregate principal amount of up to $100,000,000 (the "U.S. and Canadian Credit Facility") and a similar facility for European borrowers in an aggregate principal amount of up to $30,000,000 (the "European Credit Facility") each of which is subject to variable rates and availability based on a borrowing base formula. The initial borrowings under the Credit Agreement were used to repay approximately $17,000,000 in aggregate principal amount of borrowings and terminate the company's previous credit agreement, which was scheduled to mature in October 2015. As determined pursuant to the borrowing base formula for the U.S. and Canadian borrowers, the company’s borrowing base including the period ending December 31, 2016 under the U.S. and Canadian Credit Facility of the Credit Agreement was approximately $52,761,000, with aggregate borrowing availability of approximately $32,031,000, taking into account the $5,000,000 minimum availability reserve, then-outstanding letters of credit, other reserves and the $11,250,000 dominion trigger amount noted below. As determined pursuant to the borrowing base formula for the European borrowers, the company’s borrowing base including the period ending December 31, 2016 under the European Credit Facility of the Credit Agreement was approximately $18,604,000, with aggregate borrowing availability of approximately $12,229,000, considering the $3,000,000 minimum availability reserve and the $3,375,000 dominion trigger amount noted below. As of December 31, 2016, the combined aggregate borrowing availability under the U.S. and Canadian Credit Facility and the European Credit Facility of the Credit Agreement was $44,260,000. See Long-Term Debt in the Notes to the Consolidated Financial Statements for more details regarding the Credit Agreement.

As a result of entering into the Credit Agreement, the company incurred $2,113,000 in fees, which were capitalized and are being amortized through January 16, 2021. In addition, as a result of terminating the previous credit agreement, which was scheduled to mature in October 2015, the company wrote-off $668,000 in previously capitalized fees in the first quarter of 2015, which is reflected in the expense of the North America / HME segment.
As of December 31, 2016, the company was in compliance with all covenant requirements under the Credit Agreement. The Credit Agreement contains customary representations, warranties and covenants including dominion triggers requiring the company to maintain borrowing capacity of not less than $11,250,000 on an given business day or $12,500,000 for five consecutive days related to the U.S. and Canadian borrowers, and $3,375,000 on an given business day or 12.5% of the maximum amount that may be drawn under the European Credit Facility for five consecutive days related to European borrowers, in order to avoid triggering full control by an agent for the lenders of the company's cash receipts for application to the company's obligations under the agreement.

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

Based on the company's current expectations, the company believes that its cash balances and available borrowing capacity under its Credit Agreement should be sufficient to meet working capital needs, capital requirements, and commitments for at least the next twelve months. Notwithstanding the company's expectations, if the company's operating results decline as the result of pressures on the business due to, for example, currency fluctuations or regulatory issues or the company's failure to execute its business plans, the company may be unable to comply with its obligations under the Credit Agreement, and its lenders could demand repayment of any amounts outstanding under the company's credit facilities.

In the first quarter of 2016, the company issued $150,000,000 aggregate principal amount of 2021 Notes in a private offering. The notes bear interest at a rate of 5.00% per year payable semi-annually and will mature in February 2021, unless repurchased or converted in accordance with their terms prior to such date. Prior to August 15, 2020, the notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Unless and until the company obtains shareholder approval under applicable New York Stock Exchange rules, the notes will be convertible, subject to certain conditions, into cash. If the company obtains such shareholder approval, the notes may be settled in cash, the company’s common shares or a combination of cash and the company’s common shares, at the company’s election.

In connection with the offering of the 2021 Notes, the company entered into privately negotiated convertible note hedge transactions with two financial institutions (the “option counterparties”). These transactions cover, subject to customary anti-dilution adjustments, the number of the company’s common shares that will initially underlie the 2021 Notes, and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the 2021 Notes. The company entered into separate, privately negotiated warrant transactions with the option counterparties at a higher strike price relating to the same number of the company’s common shares, subject to customary anti-dilution adjustments, pursuant to which the company sold warrants to the option counterparties. The warrants could have a dilutive effect on the company’s outstanding common shares and the company’s earnings per share to the extent that the price of the company’s common shares exceeds the strike price of those warrants.

The initial net proceeds from the offering of the 2021 Notes were $144,034,000, after deducting fees and estimated offering expenses payable by the company. Approximately $5,000,000 of the net proceeds from the offering was used to repurchase the company’s common shares, and $15,600,000 of the net proceeds was used to pay the net cost of the convertible note hedge and warrant transactions. The company incurred $5,966,000 in fees, which were capitalized and are being amortized as interest expense through February 2021, of which all $5,966,000 was paid by December 31, 2016. The company has used, and intends to continue to use the remaining net proceeds from the offering for working capital and general corporate purposes, which may include funding portions of the company’s ongoing turnaround and addressing potential risks and contingencies. The net proceeds have allowed the company to invest in new products, people, marketing initiatives and working capital to transform the business and pursue growth.

The company also has an agreement with De Lage Landen, Inc. (“DLL”), a third-party financing company, to provide lease financing to the company's U.S. customers. Either party could terminate this agreement with 180 days' notice or 90 days' notice by DLL upon the occurrence of certain events. Should this agreement be terminated, the company's borrowing needs under the Credit Agreement could increase.

While there is general concern about the potential for rising interest rates, the company expects that it will be able to absorb modest rate increases in the months ahead without any material impact on its liquidity or capital resources. For 2016 and 2015, the weighted average interest rate on all borrowings, excluding capital leases, was 4.85% and 3.83%, respectively.

CAPITAL EXPENDITURES

There were no individually material capital expenditure commitments outstanding as of December 31, 2016. The company estimates that capital investments for 2017 will be between $15,000,000 and $20,000,000 compared to actual capital expenditures of $10,151,000 in 2016. The anticipated increase relates primarily to the company's investments to transform the company. The company believes that its balances of cash and cash equivalents and existing borrowing facilities will be sufficient to meet its operating cash requirements and fund required capital expenditures (see "Liquidity and Capital Resources"). The Credit Agreement limits the company's annual capital expenditures to $35,000,000.

CASH FLOWS

Cash flows used by operating activities were $56,613,000 in 2016, compared to cash used of $5,378,000 in the previous year. The 2016 operating cash flows were negatively impacted by net loss, declines in accrued expenses, including tax payments of approximately $12,500,000 related to a previously disclosed liability for uncertain tax positions and current taxes, and accounts payable as well as increased inventory. Operating cash flows in 2016 were positively impacted by a reduction in accounts receivable. Operating cash flows in 2015 were negatively impacted by retirement payments of $24,651,000 related to the retirement of two executive officers of the company.

Cash flows provided by investing activities were $3,649,000 in 2016, compared to $44,376,000 in 2015. Cash flows provided by investing activities in 2016 included net proceeds of $13,829,000 from the sale of GCM. Cash flows provided by investing activities in 2015 included the receipt of $23,000,000 in proceeds from the company's real estate sale leaseback transaction, surrender of corporate-owned life insurance of $11,902,000 to fund payments in 2015 related to the retirement of certain executive officers of the company in 2014 and net proceeds of $13,700,000 from the sale of its rental businesses in July 2015.

Cash flows provided by financing activities in 2016 were $118,549,000 compared to cash flows used of $14,346,000 in 2015. Cash flows provided in 2016 reflect net proceeds received as a result of the issuance of the 2021 Notes, including the net proceeds used for the related convertible note hedge transactions, repurchase of common shares and payment of financing costs.

During 2016, free cash flow was negative $66,722,000 compared to free cash flow generation of $10,217,000 in 2015. In 2016 and 2015, free cash flow was negatively impacted by the same items that affected cash flows used by operation activities. In addition, free cash flow in 2015 included a positive free cash flow impact of $23,000,000 as a result of the proceeds from the company's real estate sale leaseback transaction. Excluding the negative impact of $12,500,000 in tax payments, free cash flow in 2016 was negative $54,222,000. Excluding the $23,000,000 positive impact of the real estate sale and leaseback transaction and the $24,651,000 negative impact of the retirement payments noted above, free cash flow in 2015 was positive $11,868,000. Free cash flow is a non-GAAP financial measure that is comprised of net cash used by operating activities less purchases of property and equipment plus proceeds from sales of property and equipment. Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the company and its ability to repay debt or make future investments (including acquisitions, etc.). The non-GAAP financial measure is reconciled to the GAAP measure as follows (in thousands):

	Twelve Months Ended December 31,
	2016	2015
Net cash provided by operating activities	$(56,613)	$(5,378)
Sales of property and equipment	42	23,117
Less: Purchases of property and equipment—net	(10,151)	(7,522)
Free Cash Flow	$(66,722)	$10,217

BUSINESS SEGMENT NET SALES

The following tables provide net sales change for continuing operations as reported and as adjusted to exclude the impact of foreign exchange translation (constant currency net sales) as well as net sales further adjusted to exclude the impact of the sale of GCM on September 30, 2016 and the sale of the rentals businesses in July 2015, neither of which were deemed discontinued operations for financial reporting purposes. “Constant currency net sales" is a non-GAAP financial measure, which is defined as net sales excluding the impact of foreign currency translation. The current year's functional constant currency net sales are translated using the prior year's foreign exchange rates. These amounts are then compared to the prior year's sales to calculate the constant currency net sales change. Management believes that this financial measure provides meaningful information for evaluating the core operating performance of the company.

Twelve months ended December 31, 2016 compared to December 31, 2015:

	Reported	Foreign Currency Translation Impact	Constant Currency
North America / HME	(16.1)%	(0.2)%	(15.9)%
Institutional Products Group	(26.1)%	(0.2)%	(25.9)%
Europe	0.7%	(3.0)%	3.7%
Asia/Pacific	1.8%	(1.7)%	3.5%
Consolidated	(8.3)%	(1.6)%	(6.7)%

	Reported	Impact of GCM	Reported excluding GCM
North America / HME	(16.1)%	(0.6)%	(15.5)%

	Reported	Impact of GCM	Constant Currency excluding GCM
North America / HME	(15.9)%	(0.6)%	(15.3)%

	Reported	Impact of Rentals Businesses	Reported excluding Rentals Businesses
Institutional Products Group	(26.1)%	(14.6)%	(11.5)%

	Constant Currency	Impact of Rentals Businesses	Constant Currency excluding Rentals Businesses
Institutional Products Group	(25.9)%	(14.6)%	(11.3)%

	Reported	Impact of GCM and Rentals Businesses	Reported excluding GCM and Rentals Businesses
Consolidated	(8.3)%	(1.7)%	(6.6)%

	Constant Currency	Impact of GCM and Rentals Businesses	Constant Currency excluding GCM and Rentals Businesses
Consolidated	(6.7)%	(1.8)%	(4.9)%

Twelve months ended December 31, 2015 compared to December 31, 2014:

	Reported	Foreign Currency Translation Impact	Constant Currency
North America / HME	(6.6)%	(1.0)%	(5.6)%
Institutional Products Group	(15.2)%	(0.8)%	(14.4)%
Europe	(12.1)%	(15.6)%	3.5%
Asia/Pacific	(9.0)%	(16.5)%	7.5%
Consolidated	(10.1)%	(8.7)%	(1.4)%

	Reported	Impact of Rentals Businesses	Reported excluding Rentals Businesses
Institutional Products Group	(15.2)%	(17.7)%	2.5%
Consolidated	(10.1)%	(1.2)%	(8.9)%

	Constant Currency	Impact of Rentals Businesses	Constant Currency excluding Rentals Businesses
Institutional Products Group	(14.4)%	(18.1)%	3.7%
Consolidated	(1.4)%	(1.4)%	—%

CONTRACTUAL OBLIGATIONS

The company’s contractual obligations as of December 31, 2016 are as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
5.00% Convertible Senior Subordinated Debentures due 2021	$180,938	$7,500	$15,000	$158,438	$—
4.125% Convertible Senior Subordinated Debentures due 2027	13,625	13,625	—	—	—
Capital lease obligations	44,695	3,477	5,673	5,344	30,201
Operating lease obligations	32,687	15,360	14,021	2,865	441
Product liability	20,611	3,996	7,849	3,415	5,351
Purchase obligations (primarily computer systems contracts)	27,539	11,469	13,422	2,648	—
Supplemental Executive Retirement Plan	6,003	391	782	782	4,048
Other, principally deferred compensation	3,752	159	281	—	3,312
Total	$329,850	$55,977	$57,028	$173,492	$43,353

The table does not include any payments related to liabilities recorded for uncertain tax positions as the company cannot make a reasonably reliable estimate as to the timing of any other payments. See Income Taxes in the Notes to the Consolidated Financial Statements included in this report.

DIVIDEND POLICY

It is the company’s policy to pay a nominal dividend in order for its stock to be more attractive to a broader range of investors. For 2016, annualized dividends of $0.05 per Common Share and $0.045 per Class B Common Share were declared and paid. It is not anticipated that this annual dividend rate will change materially as the company believes that capital should be kept available for investments and growth opportunities as a result of its multi-year turnaround strategy.

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
The company continues to closely monitor the credit-worthiness of its customers and adhere to tight credit policies. In 2013, the Centers for Medicare and Medicaid Services announced new Medicare prices which became effective in July 2013 for the second round of the NCB program, which was expanded to include 91 additional MSAs. In January 2016, CMS began expanding NCB to rural areas which expanded the program to 100% of the Medicare population. While the current NCB program contract pricing continues through the end of 2018, the company believes the changes could have a significant impact on the collectability of accounts receivable for those customers which are in the rural locations impacted and which have a portion of their revenues tied to Medicare reimbursement. In addition, there is a risk that these precedent-setting price reductions could influence other non-CMS payors’ reimbursement rates for the same product categories. As a result, this is an additional risk factor which the company considers when assessing the collectability of accounts receivable.
The company has an agreement with DLL, a third-party financing company, to provide lease financing to Invacare's U.S. customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a recourse obligation for events of default under the contracts. The company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts.

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

Goodwill, Intangible and Other Long-Lived Assets

Property, equipment, intangibles and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Under Intangibles-Goodwill and Other, ASC 350, goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. The company's measurement date for its annual goodwill impairment test is October 1 and the analysis is completed in the fourth quarter. Furthermore, goodwill and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The majority of the company's goodwill and intangible assets relate to the company's Europe and IPG segments which were profitable in 2016.

To review goodwill for impairment in accordance with ASC 350, the company first estimates the fair value of each reporting unit and compares the calculated fair value to the carrying value of each reporting unit. A reporting unit is defined as an operating segment or one level below. The company has determined that its reporting units are the same as its operating segments. The company completes its annual impairment tests in the fourth quarter of each year. To estimate the fair values of the reporting units, the company utilizes a discounted cash flow (DCF) method in which the company forecasts income statement and balance sheet amounts based on assumptions regarding future sales growth, profitability, inventory turns, days' sales outstanding, etc. to forecast future cash flows. The cash flows are discounted using a weighted average cost of capital discount rate where the cost of debt is based on quoted rates for 20-year debt of companies of similar credit risk and the cost of equity is based upon the 20-year treasury rate for the risk-free rate, a market risk premium, the industry average beta and a small cap stock adjustment. The discount rates used have a significant impact upon the discounted cash flow methodology utilized in the company's annual impairment testing as higher discount rates decrease the fair value estimates. The assumptions used are based on a market participant's point of view and yielded a discount rate of 8.67% in 2016 for the company's annual impairment analysis compared to 9.41% in 2015 and 9.89% in 2014.
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
In 2016, 2015 and 2014, the company performed a review for potential impairments of any other assets, including the company's Taylor Street facility which is subject to the FDA consent decree that limits the company's manufacture and distribution of custom power and manual wheelchairs, wheelchair components and wheelchair subassemblies at the Taylor Street facility. The company determined there was no impairment of the property, plant and equipment of the Taylor Street facility based on a comparison of the forecasted undiscounted cash flows to the carrying value of the net assets in accordance with ASC 360. In addition, the company determined there was no impairment of inventory associated with the facility.
While there was no indication of impairment in 2016 related to goodwill for the Europe or IPG segments, a future potential impairment is possible for any of the company's segments should actual results differ materially from forecasted results used in the valuation analysis. Furthermore, the company's annual valuation of goodwill can differ materially if the market inputs used to determine the discount rate change significantly. For instance, higher interest rates or greater stock price volatility would increase the discount rate and thus increase the chance of impairment. In consideration of this potential, the company reviewed the results if the discount rate used were 100 basis points higher for the 2016 impairment analysis and determined that there still would not be any indicator of potential impairment for the segments with goodwill which are Europe and IPG.
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

Warranty

Generally, the company’s products are covered by warranties against defects in material and workmanship for various periods depending on the product from the date of sale to the customer. Certain components carry a lifetime warranty. A provision for estimated warranty cost is recorded at the time of sale based upon actual experience. The company continuously assesses the adequacy of its product warranty accrual and makes adjustments as needed. Historical analysis is primarily used to determine the company’s warranty reserves. Claims history is reviewed and provisions are adjusted as needed. However, the company does consider other events, such as a product recall, which could warrant additional warranty reserve provision. See Accrued Expenses in the Notes to the Consolidated Financial Statements for a reconciliation of the changes in the warranty accrual.

Accounting for Stock-Based Compensation

The company accounts for share based compensation under the provisions of Compensation—Stock Compensation, ASC 718. The company has not made any modifications to the terms of any previously granted options and no changes have been made regarding the valuation methodologies or assumptions used to determine the fair value of options granted and the company continues to use a Black-Scholes valuation model. As of December 31, 2016, there was $12,049,000 of total unrecognized compensation cost from stock-based compensation arrangements, which is related to non-vested options and shares, and includes $8,740,000 related to restricted stock awards, $3,134,000 related to performance awards and $175,000 related to non-qualified stock options.

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

Income Taxes

As part of the process of preparing its financial statements, the company is required to estimate income taxes in various jurisdictions. The process requires estimating the company’s current tax liability, including assessing uncertainties related to tax return filing positions, as well as estimating temporary differences due to the different treatment of items for tax and accounting policies. The temporary differences are reported as deferred tax assets and or liabilities. The company also must estimate whether it will more likely than not realize its deferred tax assets and whether a valuation allowance should be established. Substantially all of the company’s U.S., Australia, Switzerland and New Zealand deferred tax assets are offset by a valuation allowance. In the event that actual results differ from its estimates, the company’s provision for income taxes could be materially impacted. The company does not believe that there is a substantial likelihood that materially different amounts would be reported related to its critical accounting policies.

Accounting for Convertible Debt and Related Derivatives

In the first quarter of 2016, the company issued $150,000,000 aggregate principal amount of the 2021 Notes. In connection with the offering of the 2021 Notes, the company entered into privately negotiated convertible note hedge transactions with two option counterparties. These transactions cover, subject to customary anti-dilution adjustments, the number of the company’s common shares that will initially underlie the 2021 Notes, and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the 2021 Notes. The company entered into separate, privately negotiated warrant transactions with the option counterparties at a higher strike price relating to the same number of the company’s common shares, subject to customary anti-dilution adjustments, pursuant to which the company sold warrants to the option counterparties. The warrants could have a dilutive effect on the company’s outstanding common shares and the company’s earnings per share to the extent that the price of the company’s common shares exceeds the strike price of those warrants. The strike price of the warrants will initially be $22.4175 per share and is subject to certain adjustments under the terms of the warrant transactions.

The convertible debt conversion liability and the convertible note hedges are accounted for as derivatives that are fair valued quarterly while the warrants are included as equity. The fair value of the convertible debt conversion liability and the convertible note hedges are estimated using a lattice model incorporating the terms and conditions of the notes and considering, for example, changes in the prices of the company's common shares, company stock price volatility, risk-free rates and changes in market rates. The valuations are, among other things, subject to changes in both the company's credit worthiness and the counter-parties to the instruments as well as change in general market conditions. While the change in fair value of the convertible debt conversion liability and the convertible note hedges are generally expected to move in opposite directions, the net change in any given period may be material.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For the company’s disclosure regarding recently issued accounting pronouncements, see Accounting Policies - Recent Accounting Pronouncements in the Notes to the Consolidated Financial Statements.

Item 7A.    Quantitative and Qualitative Disclosure about Market Risk.

The company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The company has at times used interest swap agreements to mitigate its exposure to interest rate fluctuations. Based on December 31, 2016 debt levels, a 1% change in interest rates would have no impact on annual interest expense as the company did not have any variable rate debt outstanding. Additionally, the company operates internationally and, as a result, is exposed to foreign currency fluctuations. Specifically, the exposure results from intercompany loans, intercompany sales or payments and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized to hedge intercompany purchases and sales as well as third party purchases and sales. The company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the company’s financial condition or results of operations.

The company is party to the Credit Agreement which was originally entered into on January 16, 2015 and matures in January 2021, as extended by an amendment to the Credit Agreement which became effective on November 30, 2016. Accordingly, while the company is exposed to increases in interest rates, its exposure to the volatility of the current market environment is currently limited until the Credit Agreement expires. The Credit Agreement contains customary default provisions, with certain grace periods and exceptions, which provide that events of default that include, among other things, failure to pay amounts due, breach of covenants, representations or warranties, bankruptcy, the occurrence of a material adverse effect, exclusion from any medical reimbursement program, and an interruption of any material manufacturing facilities for more than ten consecutive days. Should the company fail to comply with these requirements, the company would potentially have to attempt to obtain alternative financing and thus likely be required to pay much higher interest rates.

As of December 31, 2016, the company had no borrowings outstanding under its Credit Agreement, which provides for a senior secured revolving credit facility for U.S. and Canadian borrowers of up to $100,000,000 at variable rates, subject to availability based on a borrowing base formula, and in addition provides for a revolving credit, letter of credit and swing line loan facility for European borrowers allowing borrowing up to an aggregate principal amount of $30,000,000 at variable rates, also subject to availability based on a borrowing base formula. As of December 31, 2016, the company had $13,350,000 in principal of 2027 Debentures outstanding, of which $311,000 was included in equity. The 2027 Debentures were classified as short-term debt as of December 31, 2016 as the holders exercised their right on February 1, 2017 to require the company to repurchase all of the 2027 Debentures. Settlement of the repurchase of the 2027 Debentures occurred on February 2, 2017. As of December 31, 2016, the company also had $150,000,000 in principal amount outstanding of its 2021 Notes.

Item 8.        Financial Statements and Supplementary Data.

Reference is made to the Report of Independent Registered Public Accounting Firm, Consolidated Balance Sheets, Consolidated Statement of Comprehensive Income (Loss), Consolidated Statement of Cash Flows, Consolidated Statement of Shareholders’ Equity, Notes to Consolidated Financial Statements and Financial Statement Schedule, which appear on pages FS-1 to FS-54 of this Annual Report on Form 10-K.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2016, an evaluation was performed, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of December 31, 2016, in ensuring that information required to be disclosed by the company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

In management’s opinion, internal control over financial reporting is effective as of December 31, 2016.

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

Item 9B.    Other Information.
As previously disclosed in the company’s Current Report on Form 8-K filed on June 7, 2012, in connection with the settlement of certain shareholder derivative litigation, the company previously entered into a Stipulation and Agreement of Settlement on June 1, 2012 (the “Stipulation”). The Stipulation, among other things, required the company to implement certain corporate governance enhancements (the “Reforms”) and maintain them until at least June 30, 2017. The Stipulation also requires the company’s board of directors to decide whether to continue the Reforms, in whole or in part, beyond June 30, 2017, and disclose the decision to the company’s shareholders. Accordingly, the board of directors has determined that the Reforms, with certain amendments thereto to be effective July 1, 2017, will continue in effect after the original June 30, 2017 expiration date until such time as the board of directors determines to rescind them. The board of directors further determined that the amended Reforms will remain in effect until at least six months after the company receives notice from FDA that it is permitted to resume full operations at the facilities impacted by the Consent Decree. A copy of the amended Reforms, to be effective as of July 1, 2017, is filed as Exhibit 99.2 to this Annual Report on Form 10-K.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.

Information required by Item 10 as to the executive officers of the company is included in Part I of this Annual Report on Form 10-K. The other information required by Item 10 as to the directors of the company, the Audit Committee, the Audit Committee financial experts, the procedures by which security holders may recommend nominees to the Board of Directors, compliance with Section 16(a) of the Exchange Act, code of ethics and corporate governance is incorporated herein by reference to the information set forth under the captions “Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the company’s definitive Proxy Statement on Schedule 14A for the 2017 Annual Meeting of Shareholders.

Item 11.        Executive Compensation.

The information required by Item 11 is incorporated by reference to the information set forth under the captions “Executive Compensation” and “Corporate Governance” in the company’s definitive Proxy Statement on Schedule 14A for the 2017 Annual Meeting of Shareholders.

Item 12.        Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 12 is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Holders and Management” in the company’s definitive Proxy Statement on Schedule 14A for the 2017 Annual Meeting of Shareholders.

Information regarding the securities authorized for issuance under the company’s equity compensation plans is incorporated by reference to the information set forth under the captions “Equity Compensation Plan Information” in the company’s definitive Proxy Statement on Schedule 14A for the 2017 Annual Meeting of Shareholders.

Item 13.        Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in the company’s definitive Proxy Statement on Schedule 14A for the 2017 Annual Meeting of Shareholders.

Item 14.        Principal Accountant Fees and Services.

The information required by Item 14 is incorporated by reference to the information set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” in the company’s definitive Proxy Statement on Schedule 14A for the 2017 Annual Meeting of Shareholders.

PART IV

Item 15.        Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.
The following financial statements of the company are included in Part II, Item 8:
Consolidated Statement of Comprehensive Income (Loss)—years ended December 31, 2016, 2015 and 2014
Consolidated Balance Sheet—December 31, 2016 and 2015
Consolidated Statement of Cash Flows—years ended December 31, 2016, 2015 and 2014
Consolidated Statement of Shareholders’ Equity—years ended December 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements

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

(a)(3) Exhibits.
See Exhibit Index at page number I-61 of this Report on Form 10-K.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 10, 2017.

INVACARE CORPORATION

By:	/s/ MATTHEW E. MONAGHAN
Matthew E. Monaghan
Chairman of the Board of Directors, President and Chief Executive Officer

Item 16.        Form 10-K Summary.

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 10, 2017.

Signature	Title

/s/ MATTHEW E. MONAGHAN	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)
Matthew E. Monaghan

/s/ ROBERT K. GUDBRANSON	Senior Vice President and Chief Financial Officer (Principal Finance and Accounting Officer)
Robert K. Gudbranson

/s/ SUSAN H. ALEXANDER	Director
Susan H. Alexander

/s/ MICHAEL F. DELANEY	Director
Michael F. Delaney

/s/ MARC M. GIBELEY	Director
Marc M. Gibeley

/s/ C. MARTIN HARRIS, M.D.	Director
C. Martin Harris, M.D.

/s/ DALE C. LAPORTE	Director
Dale C. LaPorte

/s/ MICHAEL J. MERRIMAN	Director
Michael J. Merriman

/s/ CLIFFORD D. NASTAS	Director
Clifford D. Nastas

/s/ BAIJU R. SHAH	Director
Baiju R. Shah

INVACARE CORPORATION
Report on Form 10-K for the fiscal year ended December 31, 2016.
Exhibit Index

Official Exhibit No.	Description	Sequential Page No.
2.1
Membership Interest Purchase Agreement among Invacare Continuing Care, Inc., Invacare Corporation and Joerns Healthcare Parent, LLC, dated July 2, 2015. (Pursuant to Item 601(b)(2) of Regulation S-K, the registrant hereby agrees to supplementally furnish to the Securities and Exchange Commission upon request any omitted schedule or exhibit to the agreement.)
(A)
2.2
Share Purchase Agreement among Invacare Corporation, Garden City Medical Inc. and Compass Health Brands Corp., dated September 30, 2016. (Pursuant to Item 601(b)(2) of Regulation S-K, the registrant hereby agrees to supplementally furnish to the Securities and Exchange Commission upon request any omitted schedule or exhibit to the agreement.)
(B)
3(a)	Second Amended and Restated Articles of Incorporation	(C)
3(b)	Second Amended and Restated Code of Regulations, as amended	(D)
4(a)	Specimen Share Certificate for Common Shares	(E)
4(b)	Specimen Share Certificate for Class B Common Shares	(E)
4(c)
Indenture, dated as of February 12, 2007, by and among Invacare Corporation, the Guarantors named therein and Wells Fargo Bank, N.A., as trustee (including the Form of 4.125% Convertible Senior Subordinated Debenture due 2027 and related Guarantee attached as Exhibit A)
(F)
4(d)	Indenture, dated as of February 23, 2016, by and between Invacare Corporation and Wells Fargo Bank, National Association (including the form of the 5.00% Convertible Senior Notes due 2021).	(G)
10(a)	Invacare Retirement Savings Plan, effective January 1, 2001, as amended	(H)*
10(b)	Invacare Corporation 401(K) Plus Benefit Equalization Plan, effective January 1, 2003, as amended and restated	(H)*
10(c)	Invacare Corporation Deferred Compensation Plus Plan, effective January 1, 2005, as amended August 19, 2009 and on November 23, 2010	(I)*
10(d)	Amendment No. 3 to Invacare Corporation Deferred Compensation Plus Plan, effective January 1, 2005	(J)*
10(e)	Invacare Corporation Death Benefit Only Plan, effective January 1, 2005, as amended	(H)*
10(f)	Supplemental Executive Retirement Plan, as amended and restated effective February 1, 2000	(K)*
10(g)	Cash Balance Supplemental Executive Retirement Plan, as amended and restated, effective December 31, 2008	(L)*
10(h)	Amendment No. 1 to the Cash Balance Supplemental Executive Retirement Plan, effective August 19, 2009	(M)*
10(i)
Form of Participation Agreement, for current participants in the Cash Balance Supplemental Executive Retirement Plan, as of December 31, 2008, entered into by and between the company and certain participants and a schedule of all such agreements with participants
(N)*
10(j)	Invacare Corporation Amended and Restated 2003 Performance Plan	(O)*
10(k)	Form of Director Stock Option Award under Invacare Corporation 2003 Performance Plan	(H)*
10(l)	Form of Director Deferred Option Award under Invacare Corporation 2003 Performance Plan	(I)*
10(m)	Form of Restricted Stock Award under Invacare Corporation 2003 Performance Plan	(J)
10(n)	Form of Stock Option Award under Invacare Corporation 2003 Performance Plan	(H)*
10(o)	Form of Executive Stock Option Award under Invacare Corporation 2003 Performance Plan	(H)*
10(p)	Form of Switzerland Stock Option Award under Invacare Corporation 2003 Performance Plan	(H)*

Official Exhibit No.	Description	Sequential Page No.
10(q)	Form of Switzerland Executive Stock Option Award under Invacare Corporation 2003 Performance Plan	(H)*
10(r)	Invacare Corporation 2013 Equity Compensation Plan	(P)
10(s)	Amendment No. 1 to the Invacare Corporation 2013 Equity Compensation Plan	(Q)*
10(t)	Form of Executive Stock Option Award under the Invacare Corporation 2013 Equity Compensation Plan	(R)
10(u)	Form of Stock Option Award under the Invacare Corporation 2013 Equity Compensation Plan	(R)
10(v)	Form of Executive Stock Option Award for Swiss Employees under the Invacare Corporation 2013 Equity Compensation Plan	(R)
10(w)	Form of Stock Option Award for Swiss Employees under the Invacare Corporation 2013 Equity Compensation Plan	(R)
10(x)	Form of Director Restricted Stock Award under the Invacare Corporation 2013 Equity Compensation Plan	(R)
10(y)	Form of Restricted Stock Award under the Invacare Corporation 2013 Equity Compensation Plan	(R)
10(z)	Form of Performance Share Award Agreement under the Invacare Corporation 2013 Equity Compensation Plan	(S)
10(aa)	Form of Restricted Stock Award Agreement for Employees under the Invacare Corporation 2013 Equity Compensation Plan	(T)
10(ab)**	Form of Director Restricted Stock Unit under the Invacare Corporation 2013 Equity Compensation Plan
10(ac)	Invacare Corporation Executive Incentive Bonus Plan, as amended and restated	(Q)*
10(ad)	Employment Agreement, dated as of January 21, 2015, by and between the company and Matthew E. Monaghan.	(U)*
10(ae)	Employment Agreement, dated as of July 23, 2014, by and between Invacare Corporation and Robert K. Gudbranson.	(V)*
10(af)	Letter agreement, dated as of April 15, 2015, by and between the company and Dean J. Childers.	(N)*
10(ag)	Letter agreement, dated as of July 31, 2008, by and between the company and Anthony C. LaPlaca.	(N)*
10(ah)**	Employment Agreement, dated as of October 21, 2016, by and between the company and Ralf Ledda.	*
10(ai)**	Employment Agreement, dated as of August 25, 2009, by and between the company and Patricia Stumpp.	*
10(aj)	Form of Change of Control Agreement entered into by and between the company and certain of its executive officers and schedule of all such agreements with certain executive officers	(N)*
10(ak)	Form of Change of Control Agreement entered into by and between the company and certain of its executive officers and schedule of all such agreements with executive officers	(N)*
10(al)	Technical Information & Non-Competition Agreement, dated April 1, 2015, entered into by and between the company and Matthew E. Monaghan	(N)*
10(am)	Technical Information & Non-Competition Agreement, dated April 6, 2008, entered into by and between the company and Robert K. Gudbranson	(N)*
10(an)	Technical Information & Non-Competition Agreement entered into by and between the company and certain of its executive officers and schedule of all such agreements with executive officers	(N)*
10(ao)	Indemnity Agreement, dated April 1, 2015, entered into by and between the company and Matthew E. Monaghan.	(N)*
10(ap)	Form of Indemnity Agreement entered into by and between the company and its directors and certain of its executive officers and schedule of all such agreements with directors and executive officers	(N)*

Official Exhibit No.	Description	Sequential Page No.
10(aq)
Form of Rule 10b5-1 Sales Plan entered into between the company and certain of its executive officers and other employees and a schedule of all such agreements with executive officers and other employees
(I)
10(ar)**	Director Compensation Schedule	*
10(as)**	2012 Non-employee Directors Deferred Compensation Plan, effective January 1, 2012, Amended and Restated as of November 17, 2016
10(at)	Retirement Agreement and Release, dated as of November 14, 2014, by and between Invacare Corporation and A. Malachi Mixon, III.	(W)*
10(au)	Purchase and Sale Agreement, dated as of February 24, 2015, by and between the company and Industrial Realty Group, LLC.	(X)
10(av)	Form of Lease Agreement by and among the company and the affiliates of Industrial Realty Group, LLC named therein.	(X)
10(aw)
Amended and Restated Revolving Credit and Security Agreement, dated as of September 30, 2015, by and among the company, the other Borrowers party thereto, the Guarantors party thereto, the Lenders party thereto, PNC Bank, National Association, as administrative agent, JP Morgan Chase Bank, N.A. and J.P. Morgan Europe Limited, as European agent.
(Y)
10(ax)
First Amendment to Amended and Restated Revolving Credit and Security Agreement, dated as of February 16, 2016, by and among the company, the other borrowers party thereto, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, as administrative agent, and J.P. Morgan Europe Limited, as European agent.
(Z)
10(ay)**
Second Amendment to Amended and Restated Revolving Credit and Security Agreement, dated as of May 3, 2016 by and among the company, the other borrowers party thereto, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, as administrative agent, and J.P. Morgan Europe Limited, as European agent.

10(az)**
Third Amendment to Amended and Restated Revolving Credit and Security Agreement, dated as of September 30, 2016, by and among the company, the other borrowers party thereto, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, as administrative agent, and J.P. Morgan Europe Limited, as European agent.

10(ba)
Fourth Amendment to Amended and Restated Revolving Credit and Security Agreement, dated as of November 30, 2016, by and among the Company, the other borrowers party thereto, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, as agent for the lenders, and J.P. Morgan Europe Limited, as European agent for the lenders.
(AA)
10(bb)	Call Option Transaction Confirmation entered into between JPMorgan Chase Bank, National Association, London Branch and Invacare Corporation as of February 17, 2016	(G)
10(bc)	Call Option Transaction Confirmation entered into between Wells Fargo Bank, National Association and Invacare Corporation as of February 17, 2016	(G)
10(bd)	Warrants Confirmation between Invacare Corporation to JPMorgan Chase Bank, National Association, London Branch as of February 17, 2016	(G)
10(be)	Warrants Confirmation between Invacare Corporation to Wells Fargo Bank, National Association as of February 17, 2016	(G)
10(bf)	Additional Call Option Transaction Confirmation, dated March 4, 2016, between JPMorgan Chase Bank, National Association, London Branch and Invacare Corporation.	(AB)
10(bg)	Additional Call Option Transaction Confirmation, dated March 4, 2016, between Wells Fargo Bank, National Association and Invacare Corporation.	(AB)
10(bh)	Additional Warrants Confirmation, dated March 4, 2016, between JPMorgan Chase Bank, National Association, London Branch and Invacare Corporation.	(AB)
10(bi)	Additional Warrants Confirmation, dated March 4, 2016, between Wells Fargo Bank, National Association and Invacare Corporation.	(AB)
21**	Subsidiaries of the company
23**	Consent of Independent Registered Public Accounting Firm
31.1**	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Official Exhibit No.	Description	Sequential Page No.
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Consent Decree of Permanent Injunction, as filed with the U.S. District Court for the Northern District of Ohio on December 20, 2012.	(AD)
99.2**	Corporate Governance Reforms
101.INS**	XBRL instance document
101.SCH**	XBRL taxonomy extension schema
101.CAL**	XBRL taxonomy extension calculation linkbase
101.DEF**	XBRL taxonomy extension definition linkbase
101.LAB**	XBRL taxonomy extension label linkbase
101.PRE**	XBRL taxonomy extension presentation linkbase
________________________

*	Management contract, compensatory plan or arrangement

**	Filed herewith

(A)	Reference is made to Exhibit 2.1 of the company report on Form 8-K, dated July 2, 2015, which Exhibit is incorporated herein by reference.

(B)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated October 3, 2016, which Exhibit is incorporated herein by reference.

(C)	Reference is made to Exhibit 3(a) of the company report on Form 10-K for the fiscal year ended December 31, 2008, which Exhibit is incorporated herein by reference.

(D)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated February 13, 2014, which Exhibit is incorporated herein by reference.

(E)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2005, which Exhibit is incorporated herein by reference.

(F)	Reference is made to Exhibit 4.1 of the company report on Form 8-K, dated February 12, 2007, which Exhibit is incorporated herein by reference.

(G)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated February 23, 2016, which Exhibit is incorporated herein by reference.

(H)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2007, which Exhibit is incorporated herein by reference.

(I)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2010, which Exhibit is incorporated herein by reference.

(J)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2011, which Exhibit is incorporated herein by reference.

(K)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2004, which Exhibit is incorporated herein by reference.

(L)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated December 31, 2008, which Exhibit is incorporated herein by reference.

(M)	Reference is made to the Exhibit 10.2 of the company report on Form 10-Q, dated September 30, 2009, which Exhibit is incorporated herein by reference.

(N)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2015, which Exhibit is incorporated herein by reference.

(O)	Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated May 21, 2009, which Exhibit is incorporated herein by reference.

(P)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated May 16, 2013, which Exhibit is incorporated herein by reference.

(Q)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated May 14, 2015, which Exhibit is incorporated herein by reference.

(R)	Reference is made to the appropriate Exhibit of the company report on Form 10-Q, for the fiscal quarter ended September 30, 2013, which Exhibit is incorporated herein by reference.

(S)	Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated March 7, 2014, which Exhibit is incorporated herein by reference.

(T)	Reference is made to Exhibit 10.2 of the company report on Form 8-K, dated March 7, 2014, which Exhibit is incorporated herein by reference.

(U)	Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated January 21, 2015, which Exhibit is incorporated herein by reference.

(V)	Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated July 23, 2014, which Exhibit is incorporated herein by reference.

(W)	Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated November 14, 2014, which Exhibit is incorporated herein by reference.

(X)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated April 23, 2015, which Exhibit is incorporated herein by reference.

(Y)	Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated September 30, 2015, which Exhibit is incorporated herein by reference.

(Z)	Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated February 16, 2016, which Exhibit is incorporated herein by reference.

(AA)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated November 30, 2016, which Exhibit is incorporated herein by reference.

(AB)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated March 7, 2016, which Exhibit is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Invacare Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Invacare Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income (loss), cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Invacare Corporation and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Invacare Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 10, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
March 10, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Invacare Corporation and Subsidiaries

We have audited Invacare Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Invacare Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting” which is included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Invacare Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Invacare Corporation and subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of comprehensive income (loss), cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2016 of Invacare Corporation and our report dated March 10, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
March 10, 2017

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
INVACARE CORPORATION AND SUBSIDIARIES

	Years Ended December 31,
	2016	2015	2014
	(In thousands, except per share data)
Net sales	$1,047,474	$1,142,338	$1,270,163
Cost of products sold	763,847	829,514	922,775
Gross Profit	283,627	312,824	347,388
Selling, general and administrative expenses	303,781	318,646	382,065
Gains on sale of businesses	(7,386)	(24)	—
Charges related to restructuring activities	2,447	1,971	11,112
Asset write-downs to intangible assets	—	—	13,041
Operating Loss	(15,215)	(7,769)	(58,830)
Net gain on convertible debt derivatives	(1,268)	—	—
Interest expense	15,875	4,136	4,887
Interest income	(265)	(165)	(507)
Loss from Continuing Operations Before Income Taxes	(29,557)	(11,740)	(63,210)
Income taxes	13,299	14,710	5,550
Loss from Continuing Operations	(42,856)	(26,450)	(68,760)
Net earnings from discontinued operations (net of tax of $1,200)	—	—	1,596
Gain on sale (net of tax of $0; $140 and $5,975)	—	260	11,094
Total Net Earnings from Discontinued Operations	—	260	12,690
Net Loss	$(42,856)	$(26,190)	$(56,070)
Net Earnings (Loss) per Share—Basic:
Net loss from continuing operations	$(1.32)	$(0.82)	$(2.15)
Net earnings from discontinued operations	$—	$0.01	$0.40
Net Loss per Share—Basic	$(1.32)	$(0.81)	$(1.75)
Weighted Average Shares Outstanding—Basic	32,471	32,171	32,009
Net Earnings (Loss) per Share—Assuming Dilution:
Net loss from continuing operations	$(1.32)	$(0.82)	$(2.15)
Net earnings from discontinued operations	$—	$0.01	$0.39
Net Earnings (loss) per Share—Assuming Dilution	$(1.32)	$(0.81)	$(1.75)
Weighted Average Shares Outstanding—Assuming Dilution	32,590	32,683	32,197

Net Loss	$(42,856)	$(26,190)	$(56,070)
Other comprehensive income (loss):
Foreign currency translation adjustments	(7,194)	(81,404)	(51,508)
Defined benefit plans:
Amortization of prior service costs and unrecognized losses	(1,580)	(1,375)	(2,178)
Amounts arising during the year, primarily addition of new participants	—	(784)	—
Deferred tax adjustment resulting from defined benefit plan activity	(134)	(44)	213
Valuation reserve (reversal) associated with defined benefit plan activity	223	47	(222)
Current period gain (loss) on cash flow hedges	(1,407)	2,731	244
Deferred tax benefit (loss) related to gain (loss) on cash flow hedges	144	(177)	(86)
Other Comprehensive Loss	(9,948)	(81,006)	(53,537)
Comprehensive Loss	$(52,804)	$(107,196)	$(109,607)

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
INVACARE CORPORATION AND SUBSIDIARIES

	December 31, 2016	December 31, 2015
	(In thousands)
Assets
Current Assets
Cash and cash equivalents	$124,234	$60,055
Trade receivables, net	116,307	128,615
Installment receivables, net	1,368	1,145
Inventories, net	135,644	126,403
Other current assets	31,519	34,432
Assets held for sale	—	11,649
Total Current Assets	409,072	362,299
Other Assets	29,687	4,659
Intangibles	29,023	31,000
Property and Equipment, net	75,359	78,505
Goodwill	360,602	361,680
Total Assets	$903,743	$838,143
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$88,236	$103,571
Accrued expenses	110,095	118,956
Current taxes payable	7,269	17,154
Short-term debt and current maturities of long-term obligations	15,261	2,028
Liabilities held for sale	—	5,935
Total Current Liabilities	220,861	247,644
Long-Term Debt	146,088	45,092
Other Long-Term Obligations	114,407	82,589
Shareholders’ Equity
Preferred Shares (Authorized 300 shares; none outstanding)	—	—
Common Shares (Authorized 100,000 shares; 35,318 and 35,024 issued and outstanding in 2016 and 2015, respectively)—no par	8,974	8,815
Class B Common Shares (Authorized 12,000 shares; 729 and 734 issued and outstanding in 2016 and 2015)—no par	183	184
Additional paid-in-capital	266,151	247,022
Retained earnings	266,144	310,583
Accumulated other comprehensive earnings	(19,335)	(9,387)
Treasury shares (3,616 and 3,194 shares in 2016 and 2015, respectively)	(99,730)	(94,399)
Total Shareholders’ Equity	422,387	462,818
Total Liabilities and Shareholders’ Equity	$903,743	$838,143

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
INVACARE CORPORATION AND SUBSIDIARIES

	Years Ended December 31,
	2016	2015	2014
Operating Activities	(In thousands)
Net loss	$(42,856)	$(26,190)	$(56,070)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of business (pre-tax)	(7,386)	(24)	—
Gain on sale of discontinued operations	—	(400)	(17,069)
Depreciation and amortization	14,635	18,204	30,941
Provision for losses on trade and installment receivables	1,059	754	1,775
Provision (benefit) for deferred income taxes	901	3,588	(2,387)
Provision for other deferred liabilities	996	266	1,393
Provision for stock-based compensation	6,894	4,013	5,626
Loss on disposals of property and equipment	51	5,135	1,074
Loss on debt extinguishment including debt finance charges and associated fees	—	668	1,070
Asset write-downs to intangible assets	—	—	13,041
Asset write-downs related to restructuring activities	—	—	1,163
Amortization of convertible debt discount	5,454	796	710
Amortization of debt fees	1,991	558	778
Gain on convertible debt derivatives	(1,268)	—	—
Changes in operating assets and liabilities:
Trade receivables	10,210	9,164	17,211
Installment sales contracts, net	(1,236)	283	15
Inventories	(9,944)	11,610	(9,527)
Other current assets	84	5,283	1,950
Accounts payable	(13,648)	(7,240)	8,329
Accrued expenses	(18,491)	(22,003)	34,113
Other long-term liabilities	(4,059)	(9,843)	(25,244)
Net Cash (Used) Provided by Operating Activities	(56,613)	(5,378)	8,892
Investing Activities
Purchases of property and equipment	(10,151)	(7,522)	(12,327)
Proceeds from sale of property and equipment	42	23,117	2,521
Proceeds from sale of businesses	13,829	13,700	21,870
Decrease in other long-term assets	(167)	15,003	20,949
Other	96	78	569
Net Cash Provided for Investing Activities	3,649	44,376	33,582
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	122,025	219,603	255,658
Payments on revolving lines of credit and long-term borrowings	(2,830)	(232,808)	(286,712)
Proceeds from exercise of equity awards	17	2,402	480
Payment of financing costs	(6,125)	(1,954)	—
Payment of dividends	(1,583)	(1,589)	(1,584)
Issuance of warrants	12,376	—	—
Purchases of treasury shares	(5,331)	—	—
Net Cash Provided (Used) by Financing Activities	118,549	(14,346)	(32,158)
Effect of exchange rate changes on cash	(1,406)	(3,528)	(1,170)
Increase in cash and cash equivalents	64,179	21,124	9,146
Cash and cash equivalents at beginning of year	60,055	38,931	29,785
Cash and cash equivalents at end of year	$124,234	$60,055	$38,931

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
INVACARE CORPORATION AND SUBSIDIARIES

	Common Stock	Class B Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Earnings	Treasury Stock	Total
	(In thousands)
January 1, 2014 Balance	$8,539	$272	$234,620	$396,016	$125,156	$(93,794)	$670,809
Deferred equity compensation	—	—	69	—	—	—	69
Exercise of stock options	8	—	472	—	—	—	480
Non-qualified stock options	—	—	3,356	—	—	—	3,356
Restricted stock awards	44	—	2,226	—	—	(471)	1,799
Net loss	—	—	—	(56,070)	—	—	(56,070)
Foreign currency translation adjustments	—	—	—	—	(51,508)	—	(51,508)
Unrealized gain on cash flow hedges	—	—	—	—	158	—	158
Defined benefit plans:
Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	(2,187)	—	(2,187)
Total comprehensive loss	—	—	—	—	—	—	(109,607)
Dividends	—	—	—	(1,584)	—	—	(1,584)
December 31, 2014 Balance	$8,591	$272	$240,743	$338,362	$71,619	$(94,265)	$565,322
Exercise of stock options	43	—	2,359	—	—	—	2,402
Non-qualified stock option	—	—	1,228	—	—	—	1,228
Restricted stock awards	93	—	2,692	—	—	(134)	2,651
Conversion from Class B to Common Stock	88	(88)	—	—	—	—	—
Net loss	—	—	—	(26,190)	—	—	(26,190)
Foreign currency translation adjustments	—	—	—	—	(81,404)	—	(81,404)
Unrealized gain on cash flow hedges	—	—	—	—	2,554	—	2,554
Defined benefit plans:
Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	(1,372)	—	(1,372)
Additions - new participants	—	—	—	—	(784)	—	(784)
Total comprehensive loss	—	—	—	—	—	—	(107,196)
Dividends	—	—	—	(1,589)	—	—	(1,589)
December 31, 2015 Balance	8,815	184	247,022	310,583	(9,387)	(94,399)	462,818
Deferred equity compensation	69	—	(69)	—	—	—	—
Exercise of stock options	—	—	17	—	—	—	17
Performance awards	—	—	1,110	—	—	—	1,110
Non-qualified stock options	—	—	745	—	—	—	745
Restricted stock awards	89	—	4,950	—	—	(331)	4,708
Conversion from Class B to Common Stock	1	(1)	—	—	—	—	—
Net loss	—	—	—	(42,856)	—	—	(42,856)
Foreign currency translation adjustments	—	—	—	—	(7,194)	—	(7,194)
Unrealized loss on cash flow hedges	—	—	—	—	(1,263)	—	(1,263)
Defined benefit plans:
Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	(1,491)	—	(1,491)
Total comprehensive loss	—	—	—	—	—	—	(52,804)
Issuance of warrants	—	—	12,376	—	—	—	12,376
Dividends	—	—	—	(1,583)	—	—	(1,583)
Purchase of treasury shares	—	—	—	—	—	(5,000)	(5,000)
December 31, 2016 Balance	$8,974	$183	$266,151	$266,144	$(19,335)	$(99,730)	$422,387

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

Principles of Consolidation: The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of December 31, 2016 and the results of its operations and changes in its cash flow for the years ended December 31, 2016, 2015 and 2014, respectively. Certain foreign subsidiaries, represented by the European segment, are consolidated using a November 30 fiscal year end in order to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the company’s financial statements. All significant intercompany transactions are eliminated.

Use of Estimates: The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates.

Cash and Cash Equivalents: The company's policy is to treat investments that are readily convertible to cash and with maturities so near that there is little risk of changes in value due to changes in interest rates as cash and cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value.

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

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Accrued Warranty Cost: Generally, the company’s products are covered by warranties against defects in material and workmanship for various periods depending on the product from the date of sale to the customer. Certain components carry a lifetime warranty. A provision for estimated warranty cost is recorded at the time of sale based upon actual experience. The company continuously assesses the adequacy of its product warranty accrual and makes adjustments as needed. Historical analysis is primarily used to determine the company’s warranty reserves. Claims history is reviewed and provisions are adjusted as needed. However, the company does consider other events, such as a product recall, which could warrant additional warranty reserve provision. See Accrued Expenses in the Notes to the Consolidated Financial Statements for a reconciliation of the changes in the warranty accrual.

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

Product sales that give rise to installment receivables are recorded at the time of sale when the risks and rewards of ownership are transferred. As such, interest income is recognized based on the terms of the installment agreements. Installment accounts are monitored and if a customer defaults on payments, interest income is no longer recognized. All installment accounts are accounted for using the same methodology, regardless of duration of the installment agreements. The company has entered into an agreement with De Lage Landen, Inc. (“DLL”), a third-party financing company, to provide the majority of future lease financing to Invacare customers.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Research and Development: Research and development costs are expensed as incurred and included in cost of products sold. The company’s annual expenditures for product development and engineering were approximately $17,123,000, $18,677,000 and $23,149,000 for 2016, 2015 and 2014, respectively.

Advertising: Advertising costs are expensed as incurred and included in selling, general and administrative expenses. Advertising expenses amounted to $13,593,000, $9,203,000 and $13,463,000 for 2016, 2015 and 2014, respectively, the majority of which is incurred for advertising in the United States and Europe.

Income Taxes: The company uses the liability method in measuring the provision for income taxes and recognizing deferred tax assets and liabilities on the balance sheet. The liability method requires that deferred income taxes reflect the tax consequences of currently enacted rates for differences between the tax and financial reporting bases of assets and liabilities. With the exception of two subsidiaries, foreign subsidiaries with undistributed earnings are considered to have such earnings indefinitely reinvested and, accordingly with the exception of the two subsidiaries, no deferred tax liability has been provided for future repatriation of $32,700,000 of unremitted earnings of these foreign subsidiaries. The amount of the unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries that are permanently reinvested is not practically determinable. The company has recorded the deferred tax impact of the unremitted earnings of the two subsidiaries for which the earnings are not permanently reinvested.

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

In the first quarter of 2016, the company issued $150,000,000 aggregate principal amount of 5.00% Convertible Senior Notes due 2021 (the “notes”). In connection with the offering of the notes, the company entered into privately negotiated convertible note hedge transactions with two financial institutions (the “option counterparties”). The convertible debt conversion liability and the convertible note hedges are accounted for as derivatives that are fair valued quarterly. The fair value of the convertible debt conversion liability and the convertible note hedge asset are estimated using a lattice model incorporating the terms and conditions of the notes and considering, for example, changes in the prices of the company's common stock, company stock price volatility, risk-free rates and changes in market rates. The valuations are, among other things, subject to changes in both the company's credit worthiness and the counter-parties to the instruments as well as change in general market conditions. The change in the fair value of the convertible note hedges are recognized in net income (loss) for the respective period. While the change in fair value of the convertible debt conversion liability and the convertible note hedge asset are generally expected to move in opposite directions, the net change in any given period may be material.

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

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Reclassifications: In September of 2016, the company's board of directors authorized the sale of the company's subsidiary Garden City Medical Inc. ("GCM"), dba PMI and Pinnacle Medsource. Accordingly, GCM was treated as held for sale. The company's December 31, 2015 Balance Sheet was restated to reflect this treatment. See Operations Held for Sale in the Notes to the Consolidated Financial Statements for a description of the impact on the consolidated balance sheet.

In 2016, the company redefined the measure by which it evaluates segment profit or loss to be segment operating profit (loss). The previous performance measure was earnings before income taxes. All prior periods presented were restated to reflect the new measure. See Business Segments in the Notes to the Consolidated Financial Statements for a description of the change.

The company has historically classified the amortization of debt issuance costs, including any accelerated amortization in the form of debt fee write-offs, as a component of Selling, General and Administrative (SG&A) Expenses. During 2016, the company determined that it was more appropriate to classify this amortization as a component of interest expense. Therefore, interest expense for 2015 and 2014 has been increased by $1,225,000 and $1,848,000, respectively, with a corresponding decrease to SG&A expenses.

Recent Accounting Pronouncements (Already Adopted):

In April 2014, the FASB issued ASU 2014-08 changing the presentation of discontinued operations on the statements of income and other requirements for reporting discontinued operations. Under the new standard, a disposal of a component or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component meets the criteria to be classified as held for sale or is disposed. The amendments in this update also require additional disclosures about discontinued operations and disposal of an individually significant component of an entity that does not qualify for discontinued operations. This standard was required to be prospectively applied to all reporting periods presented in financial reports issued after the effective date. This standard impacts the presentation of the company's financial statements but does not affect the calculation of net income, comprehensive income or earnings per share. The company adopted ASU 2014-08 effective January 1, 2015 which impacted the company’s Condensed Consolidated Statement of Comprehensive Income (Loss), Balance Sheets and Statement of Cash Flows. Specifically, the disposals of the United States Rentals businesses, in the third quarter of 2015, and Garden City Medical, in September 2016, were not deemed to be discontinued operations.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires debt issuance costs to be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, which is similar presentation of debt discounts or premiums. ASU 2015-03 does not change the recognition and measurement guidance for debt issuance costs and requires retrospective application to all periods presented upon adoption. Amortization of the debt fees are reflected as interest expense on the Condensed Consolidated Statement of Income (Loss). The company adopted ASU 2015-03 effective January 1, 2016 which did not have a material impact on the company's financial statements. See "Reclassifications" disclosure above for the amounts reclassified from Selling, General and Administrative expenses to Interest Expense for amortization of debt fees.

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes." ASU 2015-17 requires deferred tax assets and liabilities to be classified as noncurrent amounts on the balance sheet. The new accounting guidance is effective for fiscal periods beginning after December 15, 2016 and early adoption was permitted. The company adopted ASU 2015-17, on a prospective basis, effective October 1, 2015 and thus the company's deferred tax assets and liabilities have been classified as long-term in its Balance Sheet for all periods presented.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern,” which requires management to assess the company's ability to continue as a going concern and, in certain circumstances, provide footnote disclosure. The company adopted ASU 2014-15 effective December 31, 2016, which did not have a material impact on the company's financial statements.

Recent Accounting Pronouncements (Not Yet Adopted):
In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” to simplify the subsequent measurement of inventory. After effectiveness of this update, entities will be required to subsequently measure inventory at the lower of cost or net realizable value rather than at the lower of cost or market. This update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods, and early adoption is permitted. The company will adopt ASU 2015-11, effective January 1, 2017, and does not currently believe it will have a material impact on the company's financial statements.

In March 2016, the FASB issued ASU 2016-09, "Compensation – Stock Compensation: Topic 718: Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This pronouncement is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The company will adopt ASU 2016-09, effective January 1, 2017, and does not believe it will have a material impact on the company's financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 requires a company to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The guidance requires five steps to be applied: 1) identify the contract(s) with customers, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligation in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also requires both quantitative and qualitative disclosures, which are more comprehensive than existing revenue standards. The disclosures are intended to enable financial statement users to understand the nature, timing and uncertainty of revenue and the related cash flow. An entity can apply the new revenue standard retrospectively to each prior reporting period presented or retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings. The new accounting guidance is effective for annual periods beginning after December 15, 2017, due to an approved one-year deferral, and early adoption is permitted. During 2016, the company completed a preliminary assessment of its contracts. Based on this review, the company does not expect this standard will have a material impact on the company's results of operations or cash flows in the periods after adoption. Pursuant to ASU 2014-09, revenues are recognized as control transfers to the customers, which is consistent with the current revenue recognition model and the current accounting for the majority of the company's contracts. The company will continue to evaluate the impact of ASU 2014-09, as well as any subsequent updates and clarifications, the possible impact of the standard on any new contracts entered into by the company through the date of adoption and determine the transition method of retrospective or cumulative effect transition method.

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

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Operations Held for Sale

On July 2, 2015, Invacare Continuing Care, Inc., a Missouri Corporation and wholly-owned subsidiary of the company ("ICC") completed the sale (the "Transaction") of all the issued and outstanding membership interests in Dynamic Medical Systems, LLC, a Nevada limited liability company, and Invacare Outcomes Management, LLC, a Delaware limited liability company, each a wholly-owned subsidiary of ICC (“collectively the rentals businesses”), pursuant to a Membership Interest Purchase Agreement (the “Purchase Agreement”) among the company, ICC and Joerns Healthcare Parent, LLC, a Delaware limited liability company. The rentals businesses had been operated on a stand-alone basis and reported as part of the Institutional Products Group segment of the company. The price paid to ICC for the rentals businesses was approximately $15,500,000 in cash, which was subject to certain post-closing adjustments required by the Purchase Agreement. Net proceeds from the Transaction were approximately $13,700,000, net of taxes and expenses. The company recorded a pre-tax gain of approximately $24,000 in the third quarter of 2015, which represented the excess of the net sales price over the book value of the assets and liabilities of the rentals businesses, as of the date of completion of the disposition. The company recorded expenses related to the sale of the rentals businesses totaling $1,792,000, of which $1,265,000 have been paid as of December 31, 2016. The sale of the rentals businesses was not dilutive to the company's results. The company utilized the net proceeds from the sale to reduce debt outstanding under its credit agreement. The company determined that the sale of the rentals businesses did not meet the criteria for classification as a discontinued operation in accordance with ASU 2014-08 but the "held for sale" criteria of ASC 360-10-45-9 were met and thus the rentals businesses were treated as held for sale as of June 30, 2015 until sold on July 2, 2015.

On September 30, 2016, the company, completed the sale of its subsidiary, Garden City Medical Inc, a Delaware corporation and wholly-owned subsidiary (“GCM”), dba PMI and Pinnacle Medsource, to Compass Health Brands Corp., a Delaware corporation (the “Purchaser”), pursuant to a Share Purchase Agreement. GCM sourced and distributed primarily lifestyle products under the brand ProBasics™ by PMI. GCM was part of the North America / HME segment of the company. The price paid to the company for GCM was $13,829,000 in cash and net proceeds from the transaction were $12,729,000, net of expenses. The company recorded a pre-tax gain of $7,386,000 in the third quarter of 2016, which represented the excess of the net sales price over the book value of the assets and liabilities of GCM. The company recorded expenses related to the sale of GCM totaling $1,100,000, of which $230,000 have been paid out as of December 31, 2016. The sale of GCM was dilutive to the company's results. The company utilized the net proceeds to fund operations. The company determined that the sale of GCM did not meet the criteria for classification as a discontinued operation in accordance with ASU 2014-08 but the "held for sale" criteria of ASC 360-10-45-9 were met and thus GCM was treated as held for sale for purposes of the Condensed Consolidated Balance Sheets as of December 31, 2015. The assets and liabilities of GCM that were sold on September 30, 2016 and shown as held for sale as of December 31, 2015 in the company's Consolidated Balance Sheets were comprised of the following (in thousands):

	September 30, 2016	December 31, 2015
Trade receivables, net	$4,526	$5,040
Inventories, net	5,335	6,404
Other current assets	74	27
Property and equipment, net	149	178
Assets sold	10,084	11,649

Accounts payable	2,990	2,037
Accrued expenses and other short-term obligations	1,751	3,464
Current taxes payable	—	434
Liabilities sold	$4,741	$5,935

With the sale of GCM, the company entered into an agreement with the Purchaser for the Purchaser to buy, at cost, all ProBasics™ inventory capitalized on the balance sheets of certain Invacare subsidiaries which was not sold as part of the GCM sale on September 30, 2016. The value of the inventory sold was approximately $2,400,000 which was transferred to the Purchaser in the fourth quarter of 2016. Under the agreement, depending on certain conditions, the Purchaser may have until September 30, 2017 to pay for the inventory.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

In 2014, the net sales of the Altimate discontinued operations were $11,778,000 and earnings before income taxes were $2,796,000. Results for Altimate include an interest expense allocation from continuing operations to discontinued operations of $202,000 for 2014 as proceeds from the sale were required to be utilized to pay down debt. The interest allocation was based on the net proceeds assumed to pay down debt applying the company's average interest rates for the periods presented.

The company recorded total expenses related to all its discontinued operations since 2012 of $8,801,000, of which $8,405,000 were paid as of December 31, 2016.

The company recorded an incremental intra-period tax allocation expense to discontinued operations for 2015 and 2014 representing the cumulative intra-period allocation expense to discontinued operations based on the company's domestic taxable loss related to continuing operations for 2015 and 2014.

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

The estimated allowance for uncollectible amounts ($6,916,000 in 2016 and $9,726,000 in 2015) is based primarily on management’s evaluation of the financial condition of specific customers. In addition, as a result of the company's financing arrangement with DLL, a third-party financing company which the company has worked with since 2000, management monitors the collection status of these contracts in accordance with the company’s limited recourse obligations and provides amounts necessary for estimated losses in the allowance for doubtful accounts and establishes reserves for specific customers as needed. The company writes off uncollectible trade accounts receivable after such receivables are moved to collection status and legal remedies are exhausted. See Concentration of Credit Risk in the Notes to the Consolidated Financial Statements for a description of the financing arrangement. Long-term installment receivables are included in “Other Assets” on the consolidated balance sheet.

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

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Installment receivables as of December 31, 2016 and 2015 consist of the following (in thousands):

	2016			2015
	Current	Long- Term	Total	Current	Long- Term	Total
Installment receivables	$2,027	$2,685	$4,712	$2,309	$2,318	$4,627
Less: Unearned interest	(40)	—	(40)	(42)	—	(42)
	1,987	2,685	4,672	2,267	2,318	4,585
Allowance for doubtful accounts	(619)	(2,219)	(2,838)	(1,122)	(1,670)	(2,792)
	$1,368	$466	$1,834	$1,145	$648	$1,793

Installment receivables purchased from DLL during the twelve months ended December 31, 2016 increased the gross installment receivables balance by $1,901,000 during the year compared to $936,000 in 2015. No sales of installment receivables were made by the company during the year.

The movement in the installment receivables allowance for doubtful accounts was as follows (in thousands):

	2016	2015
Balance as of January 1	$2,792	$5,852
Current period provision (benefit)	1,220	(332)
Direct write-offs charged against the allowance	(1,174)	(2,728)
Balance as of December 31	$2,838	$2,792

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Installment receivables by class as of December 31, 2016 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired installment receivables with a related allowance recorded	$3,762	$3,762	$2,706	$—
Canada
Non-impaired installment receivables with no related allowance recorded	818	778	—	65
Impaired installment receivables with a related allowance recorded	132	132	132	—
Total Canadian installment receivables	$950	$910	$132	$65
Total
Non-impaired installment receivables with no related allowance recorded	818	778	—	65
Impaired installment receivables with a related allowance recorded	3,894	3,894	2,838	—
Total installment receivables	$4,712	$4,672	$2,838	$65

Installment receivables by class as of December 31, 2015 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired installment receivables with a related allowance recorded	$3,618	$3,618	$2,729	$—
Canada
Non-impaired installment receivables with no related allowance recorded	946	904	—	52
Impaired installment receivables with a related allowance recorded	63	63	63	—
Total Canadian installment receivables	$1,009	$967	$63	$52
Total
Non-impaired installment receivables with no related allowance recorded	946	904	—	52
Impaired installment receivables with a related allowance recorded	3,681	3,681	2,792	—
Total installment receivables	$4,627	$4,585	$2,792	$52

Installment receivables with a related allowance recorded as noted in the table above represent those installment receivables on a non-accrual basis in accordance with ASU 2010-20. As of December 31, 2016, the company had no U.S. installment receivables past due of 90 days or more for which the company is still accruing interest. Individually, all U.S. installment receivables are assigned a specific allowance for doubtful accounts based on management’s review when the company does not expect to receive both the contractual principal and interest payments as specified in the loan agreement. In Canada, the company had an immaterial amount of installment receivables which were past due of 90 days or more as of December 31, 2016 and December 31, 2015 for which the company is still accruing interest.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The aging of the company’s installment receivables was as follows as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016			December 31, 2015
	Total	U.S.	Canada	Total	U.S.	Canada
Current	$832	$—	$832	$908	$—	$908
0-30 days past due	18	—	18	16	—	16
31-60 days past due	12	—	12	12	—	12
61-90 days past due	2	—	2	1	—	1
90+ days past due	3,848	3,762	86	3,690	3,618	72
	$4,712	$3,762	$950	$4,627	$3,618	$1,009

Inventories

Inventories, net of reserves, as of December 31, 2016 and 2015 consist of the following (in thousands):

	2016	2015
Finished goods	$68,701	$60,803
Raw materials	56,270	54,005
Work in process	10,673	11,595
	$135,644	$126,403

Other Current Assets

Other current assets as of December 31, 2016 and 2015 consist of the following (in thousands):

	2016	2015
Value added tax receivables	$14,336	$18,031
Service contracts	2,902	2,013
Prepaid insurance	2,761	2,538
Derivatives (foreign currency forward contracts)	2,754	4,143
Prepaid inventory	790	158
Recoverable income taxes	503	367
Prepaid debt fees	489	869
Prepaid and other current assets	6,984	6,313
	$31,519	$34,432

Other Long-Term Assets

Other long-term assets as of December 31, 2016 and 2015 consist of the following (in thousands):

	2016	2015
Convertible note hedge asset	$25,471	$—
Cash surrender value of life insurance policies	1,824	1,674
Deferred financing fees	793	1,088
Investments	108	160
Long-term installment receivables	466	648
Long-term deferred taxes	837	908
Other	188	181
	$29,687	$4,659

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Property and Equipment

Property and equipment as of December 31, 2016 and 2015 consist of the following (in thousands):

	2016	2015
Machinery and equipment	$301,367	$299,205
Land, buildings and improvements	73,709	73,830
Furniture and fixtures	10,100	10,023
Leasehold improvements	12,054	11,947
	397,230	395,005
Less allowance for depreciation	(321,871)	(316,500)
	$75,359	$78,505

In the fourth quarter of 2015, the company wrote off $4,031,000 of costs previously capitalized associated with a canceled legacy software program based on a change in the North America/HME IT strategy.

Goodwill

The carrying amount of goodwill by operating segment is as follows (in thousands):

	Institutional Products Group	Europe	Consolidated
Balance at January 1, 2015	$29,919	$391,100	$421,019
Foreign currency translation adjustments	(2,763)	(56,576)	(59,339)
Balance at December 31, 2015	27,156	334,524	361,680
Foreign currency translation adjustments	450	(1,528)	(1,078)
Balance at December 31, 2016	$27,606	$332,996	$360,602

In accordance with Intangibles—Goodwill and Other, ASC 350, goodwill is reviewed for impairment. The company first estimates the fair value of each reporting unit and compares the calculated fair value to the carrying value of each reporting unit. A reporting unit is defined as an operating segment or one level below. The company has determined that its reporting units are the same as its operating segments. The company completes its annual impairment tests in the fourth quarter of each year or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To estimate the fair values of the reporting units, the company utilizes a discounted cash flow method model in which the company forecasts income statement and balance sheet amounts based on assumptions regarding future sales growth, profitability, inventory turns, days' sales outstanding, etc. to forecast future cash flows. The cash flows are discounted using a weighted average cost of capital discount rate where the cost of debt is based on quoted rates for 20-year debt of companies of similar credit risk and the cost of equity is based upon the 20-year treasury rate for the risk-free rate, a market risk premium, the industry average beta and a small cap stock adjustment. The discount rates used have a significant impact upon the discounted cash flow methodology utilized in the company's annual impairment testing as higher discount rates decrease the fair value estimates. The assumptions used are based on a market participant's point of view and yielded a discount rate of 8.67% in 2016 for the company's initial impairment analysis compared to 9.41% in 2015 and 9.89% in 2014.
The company also utilizes an Enterprise Value (EV) to Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) Method to compute the fair value of its reporting units which considers potential acquirers and their EV to EBITDA

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

multiples adjusted by an estimated premium. While more weight is given to the discounted cash flow method, the EV to EBITDA Method does provide corroborative evidence of the reasonableness of the discounted cash flow method results.
While there was no indication of impairment in 2016 related to goodwill for the Europe or IPG segments, a future potential impairment is possible for these segments should actual results differ materially from forecasted results used in the valuation analysis. Furthermore, the company's annual valuation of goodwill can differ materially if the market inputs used to determine the discount rate change significantly. For instance, higher interest rates or greater stock price volatility would increase the discount rate and thus increase the chance of impairment. In consideration of this potential, the company reviewed the results if the discount rate used were 100 basis points higher for the 2016 impairment analysis and determined that there still would not be an indicator of potential impairment for the Europe or IPG segments.
As part of the company's review of goodwill for impairment, the company also considers the potential for impairment of any other assets. In 2016, 2015 and 2014, the company performed a review for potential impairments of any other assets, including the company's Taylor Street facility which is subject to the FDA consent decree that limits the company's manufacture and distribution of custom power and manual wheelchairs, wheelchair components and wheelchair subassemblies at the Taylor Street facility. The company determined there was no impairment of the property, plant and equipment of the Taylor Street facility based on a comparison of the forecasted undiscounted cash flows to the carrying value of the net assets in accordance with ASC 360. In addition, the company determined there was no impairment of net inventory associated with the facility.

Intangibles

All of the company’s other intangible assets have been assigned definite lives and continue to be amortized over their useful lives, except for trademarks shown below, which have indefinite lives. The changes in intangible balances reflected on the balance sheet from December 31, 2015 to December 31, 2016 were the result of foreign currency translation and amortization.

The company’s intangibles consist of the following (in thousands):

	December 31, 2016		December 31, 2015
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer lists	$49,362	$45,797	$49,858	$45,019
Trademarks	24,091	—	24,524	—
License agreements	1,126	1,126	1,098	1,098
Developed technology	7,287	5,969	7,405	5,921
Patents	5,512	5,487	5,959	5,843
Other	1,162	1,138	1,161	1,124
	$88,540	$59,517	$90,005	$59,005

Amortization expense related to other intangibles was $1,629,000, $1,907,000 and $20,358,000 for 2016, 2015 and 2014, respectively. Estimated amortization expense for each of the next five years is expected to be $1,528,000 for 2017, $1,510,000 in 2018, $1,080,000 in 2019, $174,000 in 2020 and $174,000 in 2021. Amortized intangibles are being amortized on a straight-line basis over remaining lives from 1 to 10 years with the majority of the intangibles being amortized over an average remaining life of approximately 4 years.

In accordance with ASC 350, Intangibles—Goodwill and Other, the company reviews intangibles for impairment. The company's intangible assets consist of intangible assets with defined lives as well as intangible assets with indefinite lives. Defined-lived intangible assets consist principally of customer lists and developed technology. The company's indefinite lived intangible assets consist entirely of trademarks.
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

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Accrued Expenses

Accrued expenses as of December 31, 2016 and 2015 consisted of accruals for the following (in thousands):

	2016	2015
Salaries and wages	$32,959	$41,216
Warranty cost	23,302	22,820
Taxes other than income taxes, primarily Value Added Taxes	19,194	21,424
Freight	5,211	5,978
Professional	4,728	5,774
Product liability, current portion	3,996	3,127
Interest	3,747	872
Severance	2,049	2,477
Derivatives (foreign currency forward exchange contracts)	1,783	2,014
Deferred revenue	1,446	400
Insurance	742	695
Rent	672	402
Supplemental Executive Retirement Plan (SERP)	391	1,279
Rebates	356	1,791
Other items, principally trade accruals	9,519	8,687
	$110,095	$118,956

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

Changes in accrued warranty costs were as follows (in thousands):

	2016	2015
Balance as of January 1	$22,820	$30,738
Warranties provided during the period	12,019	11,561
Settlements made during the period	(15,461)	(17,817)
Changes in liability for pre-existing warranties during the period, including expirations	3,924	(1,662)
Balance as of December 31	$23,302	$22,820

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The company's warranty expense for 2016 includes $2,856,000 principally driven by two specific issues. First, an expense of $1,366,000 for a product recall which was related to a component on a lifestyles product, recorded in the North America/HME segment. Second, an additional warranty expense of $1,490,000 for a component of a lifestyles product which was recorded in the European segment.

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

Warranty reserves are subject to adjustment in future periods as new developments change the company's estimate of the total cost.

Long-Term Debt

Debt as of December 31, 2016 and 2015 consisted of the following (in thousands):

	2016	2015
Senior secured revolving credit facility, due in January 2021	$—	$—
Convertible senior notes at 5.00%, due in February 2021	115,159	—
Convertible senior subordinated debentures at 4.125%, due in February 2027	13,039	12,147
Other notes and lease obligations	33,151	34,973
	161,349	47,120
Less current maturities of long-term debt	(15,261)	(2,028)
	$146,088	$45,092

The company had outstanding letters of credit of $2,853,000 and $3,230,000 as of December 31, 2016 and 2015, respectively. There were no borrowings denominated in foreign currencies as of December 31, 2016 or December 31, 2015. For 2016 and 2015, the weighted average interest rate on all borrowings, excluding capital leases, was 4.85% and 3.83%, respectively.

On September 30, 2015, the company entered into an Amended and Restated Revolving Credit and Security Agreement, which was subsequently amended on February 16, 2016 and November 30, 2016 (the “Credit Agreement”) and which matures on January 16, 2021. The Credit Agreement was entered into by and among the company, certain of the company’s direct and indirect U.S. and Canadian subsidiaries and certain of the company’s European subsidiaries (together with the company, the “Borrowers”), certain other of the company’s direct and indirect U.S., Canadian and European subsidiaries (the “Guarantors”), and PNC Bank, National Association (“PNC”), JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited, KeyBank National Association, and Citizens Bank, National Association (the “Lenders”). PNC is the administrative agent (the “Administrative Agent”) and J.P. Morgan Europe Limited is the European agent (the “European Agent”) under the Credit Agreement.

In connection with entering into the company's Credit Agreement, the company incurred fees which were capitalized and are being amortized as interest expense. As of December 31, 2016, debt fees yet to be amortized through January 2021 totaled $1,282,000. In addition, as a result of terminating the previous credit agreement, which was scheduled to mature in October 2015, the company wrote-off $668,000 in previously capitalized fees in the first quarter of 2015, which is reflected in the expense of the North America / HME segment. In comparison, the company wrote-off $1,070,000 in fees previously capitalized in the first quarter of 2014 as a result of a reduction in the borrowing capacity under the company's previous credit agreement, which was scheduled to mature in October 2015. This was also reflected in the North America/HME segment.

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

Under the Credit Agreement, the aggregate usage under the U.S. and Canadian Credit Facility may not exceed an amount equal to the sum of (a) 85% of eligible U.S. accounts receivable plus (b) the lesser of (i) 70% of eligible U.S. inventory and eligible foreign in-transit inventory and (ii) 85% of the net orderly liquidation value of eligible U.S. inventory and eligible foreign in-transit inventory (not to exceed $4,000,000), plus (c) the lesser of (i) 85% of the net orderly liquidation value of U.S. eligible machinery and equipment and (ii) $2,484,500 (subject to reduction as provided in the Credit Agreement), plus (d) 85% of eligible Canadian accounts receivable, plus (e) the lesser of (i) 70% of eligible Canadian inventory and (ii) 85% of the net orderly liquidation value of eligible Canadian inventory, less (f) swing loans outstanding under the U.S. and Canadian Credit Facility, less (g) letters of credit issued and undrawn under the U.S. and Canadian Credit Facility, less (h) a $5,000,000 minimum availability reserve, less (i) other reserves required by the Administrative Agent, and in each case subject to the definitions and limitations in the Credit Agreement. As of December 31, 2016, the company was in compliance with all covenant requirements and had borrowing capacity on the U.S. and Canadian Credit Facility under the Credit Agreement of $32,031,000, taking into account the minimum availability reserve, then-outstanding letters of credit, other reserves and the $11,250,000 dominion trigger amount described below.

Interest will accrue on outstanding indebtedness under the Credit Agreement at the LIBOR rate, plus a margin ranging from 2.25% to 2.75%, or at the alternate base rate, plus a margin ranging from 1.25% to 1.75%, as selected by the company. Borrowings under the U.S. and Canadian Credit Facility are subject to commitment fees of 0.25% or 0.375% per year, depending on utilization.

The Credit Agreement contains customary representations, warranties and covenants. Exceptions to the operating covenants in the Credit Agreement provide the company with flexibility to, among other things, enter into or undertake certain sale and leaseback transactions, dispositions of assets, additional credit facilities, sales of receivables, additional indebtedness and intercompany indebtedness, all subject to limitations set forth in the Credit Agreement, as amended. The Credit Agreement also contains a covenant requiring the company to maintain minimum availability under the U.S. and Canadian Credit Facility of not less than the greater of (i) 11.25% of the maximum amount that may be drawn under the U.S. and Canadian Credit Facility for five (5) consecutive business days, or (ii) $5,000,000 on any business day. The company also is subject to dominion triggers under the U.S. and Canadian Credit Facility requiring the company to maintain borrowing capacity of not less than $11,250,000 on any business day or $12,500,000 for five consecutive days in order to avoid triggering full control by an agent for the lenders of the company's cash receipts for application to the company’s obligations under the agreement.

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

European Credit Facility

The Credit Agreement also provides for a revolving credit, letter of credit and swing line loan facility which gives the European Borrowers the ability to borrow up to an aggregate principal amount of $30,000,000, with a $5,000,000 sublimit for letters of credit and a $2,000,000 sublimit for swing line loans (the “European Credit Facility”). Up to $15,000,000 of the European Credit Facility will be available to each of Invacare Limited (the “UK Borrower”) and Invacare Poirier SAS (the “French Borrower” and, together with the UK Borrower, the “European Borrowers”). The European Credit Facility matures in January 2018, together with the U.S. and Canadian Credit Facility. The aggregate borrowing availability for each European Borrower under the European Credit Facility is determined based on a borrowing base formula set forth in the Credit Agreement and summarized below. Under the Credit Agreement, the aggregate borrowings of each of the European Borrowers under the European Credit Facility may not

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

exceed an amount equal to (a) 85% of the European Borrower’s eligible accounts receivable, less (b) the European Borrower’s borrowings and swing line loans outstanding under the European Credit Facility, less (c) the European Borrower’s letters of credit issued and undrawn under the European Credit Facility, less (d) a $3,000,000 minimum availability reserve, less (e) other reserves required by the European Agent, and in each case subject to the definitions and limitations in the Credit Agreement. As of December 31, 2016, the aggregate borrowing availability to the European Borrowers under the European Credit Facility was approximately $12,229,000, considering the $3,000,000 minimum availability reserve and a $3,375,000 dominion trigger amount described below.

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

The European Credit Facility is secured by substantially all of the personal property assets of the UK Borrower and its in-country subsidiaries, and all of the receivables of the French Borrower and its in-country subsidiaries. The UK and French facilities (which comprise the European Credit Facility) are cross collateralized, and the U.S. personal property assets previously pledged under the U.S. and Canadian Credit Facility also serve as collateral for the European Credit Facility.

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

Convertible senior subordinated debentures due in 2027

In 2007, the company issued $135,000,000 principal amount of 4.125% Convertible Senior Subordinated Debentures due 2027 (the "debentures"), of which $13,350,000 principal amount remained outstanding at December 31, 2016. The debentures were unsecured senior subordinated obligations of the company, pay interest at 4.125% per annum on each February 1 and August 1, and were convertible upon satisfaction of certain conditions into cash, common shares of the company, or a combination of cash and common shares of the company, subject to certain conditions. As of December 31, 2016, the principal amount of the company’s Convertible Notes exceeded the if-converted value of those notes by $6,693,000.

The holders of the debentures exercised their right to require the company to repurchase all of the debentures on February 1, 2017 at a price equal to 100% of the principal amount. Accordingly, the company classified the debentures as short-term as of

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2016. The company satisfied the accreted value of the debentures using cash on February 2, 2017, and no debentures remained outstanding following that date.

The company included the dilutive effect of shares necessary to settle the conversion spread in the Net Earnings per Share- Assuming Dilution calculation unless such amounts are anti-dilutive as was the case in 2016, 2015 and 2014. The initial conversion rate was 40.3323 shares per $1,000 principal amount of debentures, which represented an initial conversion price of approximately $24.79 per share. Holders of the debentures had the right to convert the debt to common stock if the company’s common stock price was at a level in excess of $32.23, a 30% premium to the initial conversion price, for at least 20 trading days during a period of thirty consecutive trading days preceding the date on which the notice of conversion is given. At a conversion price of $32.23 (30% premium over $24.79), the full conversion of the convertible debt equated to 539,000 shares. The debentures were redeemable at the company’s option, subject to specified conditions, on or after February 6, 2012 through February 1, 2017. The company evaluated the terms of the call, redemption and conversion features under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the features did not require separate accounting as derivatives. The debentures and common shares issuable upon conversion of the debentures were registered under the Securities Act.

The components of the company’s convertible debt as of December 31, 2016 and 2015 consist of the following (in thousands):

	2016	2015
Carrying amount of equity component	$25,381	$25,381

Principal amount of liability component	$13,350	$13,350
Unamortized discount	(311)	(1,203)
Net carrying amount of liability component	$13,039	$12,147
In the first quarter of 2016, the company executed a release, acknowledged by Wells Fargo Bank, N.A., as trustee, effecting the release as guarantors of all of the company’s subsidiaries that were guarantors of the debentures, issued pursuant to the terms of the indenture, dated as of February 12, 2007, between the company and the trustee.
The unamortized discount of $311,000 is to be amortized through February 2017. The effective interest rate on the liability component was 11.5% for 2007 through 2014. Non-cash interest expense of $892,000, $796,000 and $710,000 was recognized in 2016, 2015 and 2014, respectively, in comparison to actual interest expense paid of $551,000, $551,000 and $551,000 based on the stated coupon rate of 4.125%, for each of the same periods. The debentures were not convertible as of December 31, 2016 nor was the conversion price threshold of $32.23 met during 2016.
Convertible senior notes due 2021
In the first quarter of 2016, the company issued $150,000,000 aggregate principal amount of 5.00% Convertible Senior Notes due 2021 (the “notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The notes bear interest at a rate of 5.00% per year payable semi-annually in arrears on February 15 and August 15 of each year, beginning August 15, 2016. The notes will mature on February 15, 2021, unless repurchased or converted in accordance with their terms prior to such date. Prior to August 15, 2020, the notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Unless and until the company obtains shareholder approval under applicable New York Stock Exchange rules, the notes will be convertible, subject to certain conditions, into cash. If the company obtains such shareholder approval, the notes may be settled in cash, the company’s common shares or a combination of cash and the company’s common shares, at the company’s election. Holders of the notes will have the right to require the company to repurchase all or some of their notes at 100% of their principal, plus any accrued and unpaid interest, upon the occurrence of certain fundamental changes. The initial conversion rate is 60.0492 common shares per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $16.65 per common share). The company evaluated the terms of the conversion features under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the features did require separate accounting as a derivative. This derivative was capitalized on the balance sheet as a long-term liability and will be adjusted to reflect fair value each quarter. The fair value of the convertible debt conversion liability related to the notes at issuance was $34,480,000. The fair value of the convertible debt conversion liability at December 31, 2016 was $30,708,000. The company recognized a gain of $3,772,000 in 2016 related to the convertible debt conversion liability.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

In connection with the offering of the notes, the company entered into privately negotiated convertible note hedge transactions with two financial institutions (the “option counterparties”). These transactions cover, subject to customary anti-dilution adjustments, the number of the company’s common shares that will initially underlie the notes, and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the notes. The company evaluated the note hedges under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the note hedges should be accounted for as derivatives. These derivatives were capitalized on the balance sheet as long-term assets and will be adjusted to reflect fair value each quarter. The fair value of the convertible note hedge assets at issuance was $27,975,000. The fair value of the convertible note hedge asset at December 31, 2016 was $25,471,000. The company recognized a loss of $2,504,000 in 2016 related to the convertible note hedge asset.

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

The net proceeds from the offering of the notes were approximately $144,034,000, after deducting fees and offering expenses of $5,966,000. These debt issuance costs were capitalized and are being amortized as interest expense through February 2021. As of December 31, 2016, all $5,966,000 of these costs were paid. In accordance with ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, these debt issuance costs are presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability. Approximately $5,000,000 of the net proceeds from the offering were used to repurchase the company’s common shares from purchasers of notes in the offering in privately negotiated transactions. A portion of the net proceeds from the offering were used to pay the cost of the convertible note hedge transactions (after such cost is partially offset by the proceeds to the company from the warrant transactions), which net cost was $15,600,000.

The liability components of the notes consist of the following (in thousands):

December 31, 2016
Principal amount of liability component	$150,000
Unamortized discount	(29,919)
Debt fees	(4,922)
Net carrying amount of liability component	$115,159

The unamortized discount of $29,919,000 is to be amortized through February 2021. The effective interest rate on the liability component was 11.1%. Non-cash interest expense of $4,562,000 was recognized in 2016, in comparison to actual interest expense accrued in 2016 of $6,378,000, based on the stated coupon rate of 5.0%. The notes were not convertible as of December 31, 2016 nor was the applicable conversion threshold met.

The aggregate minimum maturities of long-term debt for each of the next five years are as follows: $15,572,000 in 2017, $1,879,000 in 2018, $1,688,000 in 2019, $1,704,000 in 2020, and $151,660,000 in 2021. Interest paid on all borrowings was $5,955,000, $2,753,000 and $3,302,000 in 2016, 2015 and 2014, respectively.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Other Long-Term Obligations

Other long-term obligations as of December 31, 2016 and 2015 consist of the following (in thousands):

	2016	2015
Deferred income taxes	$31,079	$32,115
Convertible debt conversion liability	30,708	—
Product liability	16,615	14,582
Pension	13,258	9,868
Deferred gain on sale leaseback	6,703	6,978
Supplemental Executive Retirement Plan liability	5,612	4,930
Deferred compensation	3,593	4,167
Uncertain tax obligation including interest	3,150	4,467
Other	3,689	5,482
Total long-term obligations	$114,407	$82,589

During the quarter ended March 31, 2016, the company issued $150,000,000 principal amount of 5.00% convertible senior notes due 2021. As a result of the issuance, a long-term liability representing the convertible debt conversion liability was recorded which will be adjusted to reflect fair value quarterly. The amounted included in the above table represents the fair value of the conversion liability as of December 31, 2016. See "Long-Term Debt" in the Notes to the Consolidated Financial Statements included elsewhere in this report for more detail.

On April 23, 2015, the company entered into a real estate sales leaseback transaction which resulted in the recording of an initial deferred gain of $7,414,000, the majority of which is included in Other Long-Term Obligations and will be recognized over the 20-year life of the leases. The gain realized was $265,000 and $171,000 as of December 31, 2016 and 2015, respectively. The decrease in the uncertain tax obligation was driven primarily by a reclassification from long term obligations to current taxes payable based on the amount expected be paid in the next twelve months.

Leases and Commitments

The company leases a portion of its facilities, transportation equipment, data processing equipment and certain other equipment. These leases have terms from 1 to 20 years and provide for renewal options. Generally, the company was required to pay taxes and normal expenses of operating the facilities and equipment. As of December 31, 2016, the company is committed under non-cancelable operating leases, which have initial or remaining terms in excess of one year and expire on various dates through 2035. Lease expenses were approximately $18,805,000 in 2016, $20,360,000 in 2015 and $23,568,000 in 2014.
On April 23, 2015, the company sold and leased back, under four separate lease agreements, four properties located in Ohio and one property in Florida for net proceeds of $23,000,000, which were used to reduce debt under the U.S. and Canadian Credit Facility. The initial total annual rent for the properties was $2,275,000 and can increase annually over the 20-year term of the leases based on the applicable geographical consumer price index (CPI). Each of the four lease agreements contains three 10-year renewals with the rent for each option term based on the greater of the then-current fair market rent for each property or the then- current rate and increasing annually by the applicable CPI. Under the terms of the lease agreements, the company is responsible for all taxes, insurance and utilities. The company is permitted to sublet the properties; however, the properties are currently being utilized exclusively by the company and there is no current subletting. The company is required to adequately maintain each of the properties and any leasehold improvements will be amortized over the lesser of the lives of the improvements or the remaining lease lives.
In connection with the transaction, the requirements for sale lease-back accounting were met. Accordingly, the company recorded the sale of the properties, removed the related property and equipment from the company's balance sheet, recognized an initial deferred gain of $7,414,000 and an immediate loss of $257,000 related to one property and recorded new lease liabilities. Specifically, the company recorded four capital leases totaling $32,339,000 and one operating lease related to leased land, which was not a material component of the transaction. The gains on the sales of the properties were required to be deferred and recognized over the life of the leases as the property sold is being leased back. The deferred gain is classified under Other Long-Term Obligations on the Condensed Consolidated Balance Sheet.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The amount of buildings and equipment capitalized in connection with capital leases was $42,946,000 and $42,640,000 at December 31, 2016 and 2015, respectively. At December 31, 2016 and 2015, accumulated amortization was $9,795,000 and $7,667,000, respectively, which is included in depreciation expense.

Future minimum operating and capital lease commitments, as of December 31, 2016, are as follows (in thousands):

	Capital Leases	Operating Leases
2017	$3,477	$15,360
2018	2,945	9,062
2019	2,728	4,959
2020	2,672	2,109
2021	2,672	756
Thereafter	30,201	441
Total future minimum lease payments	44,695	$32,687
Amounts representing interest	(11,544)
Present value of minimum lease payments	$33,151

Retirement and Benefit Plans

Substantially all full-time salaried and hourly domestic employees are included in the Invacare Retirement Savings Plan sponsored by the company. The company makes matching cash contributions up to 66.7% of employees’ contributions up to 3% of compensation. The company also makes quarterly contributions to this Plan equal to a percentage of qualified wages. In 2016, quarterly contributions were made at 1% of qualified wages. The company may make discretionary contributions to the domestic plans based on an annual resolution of the Board of Directors. Contribution expense for the Invacare Retirement Savings Plan in 2016, 2015 and 2014 was $2,335,000, $2,573,000 and $2,698,000, respectively.

The company sponsors a Deferred Compensation Plus Plan covering certain employees, which provides for elective deferrals and the company retirement deferrals so that the total retirement deferrals equal amounts that would have contributed to the company’s principal retirement plans if it were not for limitations imposed by income tax regulations.

The company sponsors a non-qualified defined benefit Supplemental Executive Retirement Plan (SERP) for certain key executives. Effective December 31, 2008, the SERP was amended, in part to comply with IRS Section 409A. As a result of the amendment, the plan became a defined benefit cash balance plan for the non-retired participants and thus, future payments by the company will be made based upon a cash balance formula with interest credited at a rate determined annually by the Compensation and Management Development Committee of the Board of Directors. In 2016 interest was credited at 0% for active participants in the SERP. The plan continues to be unfunded with individual hypothetical accounts maintained for each participant.

The SERP projected benefit obligation related to this unfunded plan was $6,003,000 and $6,209,000 at December 31, 2016 and 2015, respectively, and the accumulated benefit obligation was $6,003,000 and $6,209,000 at December 31, 2016 and 2015, respectively. The projected benefit obligations were calculated using an assumed future salary increase of 3.25% and 4.0% at December 31, 2016 and 2015, respectively. The assumed discount rate, relevant for three participants unaffected by the plan conversion was 4.14% and 4.34% for 2016 and 2015, respectively, based upon the discount rate on high-quality fixed-income investments without adjustment. The retirement age was 67 for 2016 and 67 for 2015. In addition, the mortality assumption was updated to the RP-2014 While Collar Fully Generational Mortality Table. Expense for the plan in 2016 was $1,073,000 compared to expense of $142,000 and in 2015 and 2014, respectively. The expense was comprised of interest expense of $908,000 in 2016, interest income of $42,000 in 2015 and interest expense of $377,000 in 2014 with the remaining portion related to service costs, prior service costs and other gains/losses. Benefit payments in 2016, 2015 and 2014 were $1,279,000, $21,517,000 and $394,000, respectively.

The company also sponsors a Death Benefit Only Plan (DBO) for certain key executives that provides a benefit equal to three times the participant’s final target earnings should the participant’s death occur while an employee and a benefit equal to one times the participant’s final earnings upon the participant’s death after normal retirement or if a participant dies after his or her employment with the company is terminated following a change in control of the company. Income for the plan in 2016 was $121,000 compared to expense of $103,000 and $808,000 in 2015 and 2014, respectively. The expense was comprised of service and accrual adjustment income of $216,000 in 2016 compared to expense of $28,000 and $692,000 in 2015 and 2014, respectively,

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

with the remaining portion related to interest costs in each year, respectively. In 2016, there were benefit payments of $761,000 and no benefit payments in 2015 or 2014. In conjunction with the company's DBO, the company has invested in life insurance policies related to certain employees to help satisfy the DBO obligations.

In Europe, the company maintains two defined benefit plans in Switzerland. The statutory pension plans are maintained with a private insurance company and, in accordance with Swiss law, the plans function as defined contribution plans whereby employee and employer contributions are defined as a percentage of individual salary depending on the age of the employee and a guaranteed interest rate, which is annually defined by the Swiss Pension Fund. Under U.S. GAAP, the plans are treated as defined benefit plans. During 2014, the company terminated its defined benefit plan in the Netherlands which contained benefits and provisions for an Old Age Pension benefit that started at age 65 and were payable until death and a Survivors Pension that started immediately after the death of the insured and is payable until the death of the surviving spouse. Expense for the European plans was $1,004,000 in 2016 compared to income of $19,000 and $220,000 in 2015 and 2014, respectively.

Equity Compensation

The company’s Common Shares have a $.25 stated value. The Common Shares and the Class B Common Shares generally have identical rights, terms and conditions and vote together as a single class on most issues, except that the Class B Common Shares have ten votes per share, carry a 10% lower cash dividend rate and, in general, can only be transferred to family members or for estate planning purposes. Holders of Class B Common Shares are entitled to convert their shares into Common Shares at any time on a share-for-share basis.

On May 16, 2013 shareholders of the company approved the Invacare Corporation 2013 Equity Compensation Plan (the “2013 Plan”), which was adopted on March 27, 2013 by the company's Board of Directors (the “Board”). The Board adopted the 2013 Plan to replace the company's prior equity plan, the Invacare Corporation Amended and Restated 2003 Performance Plan (the “2003 Plan”), which expired on May 21, 2013. Due to its expiration, no new awards may be granted under the 2003 Plan; however, awards granted prior to its expiration will remain outstanding until they are exercised, vest, terminate or expire in accordance with their terms.
The 2013 Plan uses a fungible share-counting method, under which each common share underlying an award of stock options or stock appreciation rights ("SAR") will count against the number of total shares available under the 2013 Plan as one share; and each common share underlying any award other than a stock option or a SAR will count against the number of total shares available under the 2013 Plan as two shares. Shares underlying awards made under the 2003 Plan that are canceled or forfeited may be added back to the 2013 Plan for use in future awards. Any common shares that are added back to the 2013 Plan as the result of the cancellation or forfeiture of an award granted under the 2013 Plan will be added back in the same manner such shares were originally counted against the total number of shares available under the 2013 Plan. Each common share that is added back to the 2013 Plan due to a cancellation or forfeiture of an award granted under the 2003 Plan will be added back as one common share.
The Compensation and Management Development Committee of the Board (the “Compensation Committee”), in its discretion, may grant an award under the 2013 Plan to any director or employee of the company or an affiliate. As of December 31, 2016, 6,785,702 common shares were available for issuance under the 2013 Plan in connection with the following types of awards with respect to shares of the company's common shares: incentive stock options, nonqualified stock options, SARs, restricted stock, restricted stock units, unrestricted stock and performance shares. The Compensation Committee also may grant performance units that are payable in cash. The Compensation Committee has the authority to determine which participants will receive awards, the amount of the awards and the other terms and conditions of the awards.

The 2013 Plan provides that shares granted come from the company’s authorized but unissued common shares or treasury shares. In addition, the company’s stock-based compensation plans allow employee participants to exchange shares for minimum withholding taxes, which results in the company acquiring treasury shares. Under these provisions, the company acquired approximately 32,000 treasury shares for $331,000 in 2016, 7,000 shares for $134,000 in 2015 and 29,000 shares for $471,000 in 2014.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The amounts of equity-based compensation expense recognized as part of selling, general and administrative expenses in All Other in business segment reporting was as follows (in thousands):

	2016	2015	2014
Non-qualified stock options	$745	$1,228	$3,356
Restricted stock and restricted stock units	5,039	2,785	2,270
Performance shares and performance share units	1,110	—	—
Total stock-based compensation expense	$6,894	$4,013	$5,626

As of December 31, 2016, unrecognized compensation expense related to equity-based compensation arrangements granted under the company's 2013 Plan and previous plans, which is related to non-vested options and shares, was as follows (in thousands):

	2016	2015	2014
Non-qualified stock options	$175	$1,059	$2,600
Restricted stock and restricted stock units	8,740	9,476	4,461
Performance shares and performance share units	3,134	—	—
Total stock-based compensation expense	$12,049	$10,535	$7,061

Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures and for updated vesting assumptions for the performance share awards (see "Performance Shares and Performance Share Units" below). No tax benefit for share-based compensation was realized during 2016, 2015 and 2014 as a result of a valuation allowance against deferred tax assets. In accordance with ASC 718, any tax benefits resulting from tax deductions in excess of the compensation expense recognized is classified as a component of financing cash flows.

Stock Options

Generally, non-qualified stock option awards typically have a term of ten years and were granted with an exercise price per share equal to the fair market value of the company’s Common Shares on the date of grant. The company expects the compensation expense to be recognized over a weighted-average period of approximately 2 years.

The following table summarizes information about stock option activity for the three years ended 2016, 2015 and 2014:

	2016	Weighted Average Exercise Price	2015	Weighted Average Exercise Price	2014	Weighted Average Exercise Price
Options outstanding at January 1	2,942,783	$21.22	3,600,132	$22.74	4,533,782	$23.86
Granted	—	—	—	—	8,977	16.71
Exercised	(1,250)	13.82	(172,218)	13.95	(33,810)	14.16
Canceled	(398,801)	21.47	(485,131)	34.98	(908,817)	28.57
Options outstanding at December 31	2,542,732	$21.19	2,942,783	$21.22	3,600,132	$22.74
Options exercise price range at December 31	$ 13.37 to		$ 13.37 to		$ 13.37 to
	$33.36		$33.36		$47.80
Options exercisable at December 31	2,513,614		2,656,983		2,954,082
Shares available for grant at December 31*	3,891,121		2,659,562		3,654,426
 ________________________

*
Shares available for grant as of December 31, 2016 reduced by net restricted stock and restricted stock unit and performance share and performance share unit award activity of 1,767,756 shares and 1,117,848 shares, respectively.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes information about stock options outstanding at December 31, 2016:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding At 12/31/16	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price	Number Exercisable At 12/31/16	Weighted Average Exercise Price
$ 13.37 – $20.00	686,671	5.7	$14.13	657,553	$14.07
$ 20.01 – $25.00	1,099,977	2.8	22.57	1,099,977	22.57
$ 25.01 – $30.00	751,588	2.6	25.55	751,588	25.55
$ 30.01 – $33.36	4,496	4.4	33.36	4,496	33.36
Total	2,542,732	3.5	$21.19	2,513,614	$21.39

Pursuant to the Plans, the Committee has established that grants may not be exercised within one year from the date granted and options must be exercised within ten years from the date granted. The company has not issued stock options since 2014. However, for the stock options issued in 2014 and prior, 25% of such options vested one year following the issuance and provided a four-year vesting period whereby options vest equally in 25% installments in each year. Options granted with graded vesting were accounted for as single options.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for awards granted in 2014 as no options were granted in 2016 or 2015:

2014
Expected dividend yield	0.3%
Expected stock price volatility	36.8%
Risk-free interest rate	1.76%
Expected life in years	6.1
Forfeiture percentage	13.0%

Expected dividend yields was based on historical dividends. Expected stock price volatility percentage was calculated at each date of grant based on historical stock prices for a period of time commensurate with the expected life of the option. The assumed expected life and forfeiture percentage were based on the company's historical analysis of option history.

The weighted-average fair value of options granted during 2014 was $6.23. The weighted-average remaining contractual life of options outstanding at December 31, 2016, 2015 and 2014 was 3.5, 4.3 and 5.0 years, respectively. The weighted-average contractual life of options exercisable at December 31, 2016 was 3.5 years. The total intrinsic value of stock awards exercised in 2016, 2015 and 2014 was $2,000, $1,107,000 and $101,000, respectively. As of December 31, 2016, the intrinsic value of all options outstanding and of all options exercisable was $0 and $0, respectively.

The exercise of stock awards in 2016, 2015 and 2014 resulted in cash received by the company totaling $17,000, $2,402,000 and $480,000 for each period, respectively with no tax benefits for any period. The total fair value of awards vested during 2016, 2015 and 2014 was $953,000, $1,867,000 and $3,436,000, respectively.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Restricted Stock and Restricted Stock Units

The following table summarizes information about restricted shares and restricted share units (primarily for non-U.S. recipients):

	2016	Weighted Average Fair Value	2015	Weighted Average Fair Value	2014	Weighted Average Fair Value
Stock / Units unvested at January 1	641,505	$18.89	312,423	$17.91	264,878	$16.69
Granted	486,711	12.62	480,839	19.09	218,276	19.36
Vested	(139,298)	17.86	(56,976)	16.47	(93,140)	17.62
Canceled	(110,562)	16.60	(94,781)	18.11	(77,591)	17.58
Stock / Units unvested at December 31	878,356	$15.87	641,505	$18.89	312,423	$17.91

The restricted stock awards generally vest ratably over the three years after the award date, except for those awards granted in 2014, which vest after a three-year period. Unearned restricted stock compensation, determined as the market value of the shares at the date of grant, is being amortized on a straight-line basis over the vesting period.

Performance Shares and Performance Share Units

The following table summarizes information about performance shares and performance share units (for non-U.S. recipients):

	2016	Weighted Average Fair Value	2015	Weighted Average Fair Value	2014	Weighted Average Fair Value
Shares / Units unvested at January 1	198,401	$19.50	121,644	$20.05	—	$—
Granted	234,402	12.82	114,257	18.95	152,800	20.05
Vested	—	—	—	—	—	—
Canceled	(123,335)	19.14	(37,500)	19.62	(31,156)	20.05
Shares / Units unvested at December 31	309,468	$14.58	198,401	$19.50	121,644	$20.05

During 2016, 2015 and 2014, the performance shares and performance share units (for non-U.S. recipients) were granted as performance awards with a 3-year performance period with payouts based on achievement of certain performance goals. The awards are classified as equity awards as they will be settled in common shares upon vesting. The number of shares earned will be determined at the end of the performance period based on achievement of performance criteria for the periods established by the Compensation Committee at the time of grant. Recipients will be entitled to receive a number of common shares equal to the number of performance shares that vest based upon the levels of achievement which may range between 0% and 150% of the target number of shares with the target being 100% of the initial grant.

The fair value of the performance awards is based on the stock price on the date of grant discounted for the estimated value of dividends foregone as the awards are not eligible for dividends except to the extent vested. The company assesses the probability that the performance targets will be met with expense recognized whenever it is probable that at least the minimum performance criteria will be achieved. Depending upon the company's assessment of the probability of achievement of the goals, the company may not recognize any expense associated with performance awards in a given period, may reverse prior expense recorded or record additional expense to make up for expense not recorded in a prior period. Performance award compensation expense is generally expected to be recognized over 3 years. No performance award expense has been recognized for the 2015 awards as achievement of the performance goals for those awards is not deemed probable. In addition, no expense was recognized for the 2014 awards as the performance goals for the 2014 performance awards were not met and thus those awards were forfeited without any shares earned on December 31, 2016.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Accumulated Other Comprehensive Income (Loss) by Component

Changes in accumulated other comprehensive income ("OCI") during the year ended December 31, 2016 were as follows (in thousands):

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
December 31, 2015	$(5,744)	$4,111	$(9,757)	$2,003	$(9,387)
OCI before reclassifications	(20,455)	13,261	(2,284)	989	(8,489)
Amount reclassified from accumulated OCI	—	—	793	(2,252)	(1,459)
Net current-period OCI	(20,455)	13,261	(1,491)	(1,263)	(9,948)
December 31, 2016	$(26,199)	$17,372	$(11,248)	$740	$(19,335)

Changes in OCI during the year ended December 31, 2015 were as follows (in thousands):

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
December 31, 2014	$86,236	$(6,465)	$(7,601)	$(551)	$71,619
OCI before reclassifications	(91,980)	10,576	(2,292)	3,545	(80,151)
Amount reclassified from accumulated OCI	—	—	136	(991)	(855)
Net current-period OCI	(91,980)	10,576	(2,156)	2,554	(81,006)
December 31, 2015	$(5,744)	$4,111	$(9,757)	$2,003	$(9,387)

OCI activity related to Long-Term Notes represents currency translation on notes that are long-term in nature and not intended to be settled.

Reclassifications out of accumulated OCI for the year ended December 31, 2016 and December 31, 2015 were as follows (in thousands):

	Amount reclassified from OCI		Affected Statement of Comprehensive (Income) Loss line
	2016	2015
Defined Benefit Plans:
Service and interest costs	$882	$133	Selling, General and Administrative
Tax	(89)	3	Income Taxes
Total after tax	$793	$136

Derivatives:
Foreign currency forward contracts hedging sales	$(4,453)	$2,778	Net Sales
Foreign currency forward contracts hedging purchases	1,880	(3,890)	Cost of Products Sold
Total before tax	(2,573)	(1,112)
Tax	321	121	Income Taxes
Total after tax	$(2,252)	$(991)

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Capital Stock

Capital stock activity for 2016, 2015 and 2014 consisted of the following (in thousands of shares):

	Common Stock Shares	Class B Shares	Treasury Shares
January 1, 2014 Balance	34,084	1,085	(3,158)
Exercise of stock options	34	—	—
Restricted stock awards	101	—	(29)
December 31, 2014 Balance	34,219	1,085	(3,187)
Conversion of Class B to Common	351	(351)	—
Exercise of stock options	172	—	—
Restricted stock awards	282	—	(7)
December 31, 2015 Balance	35,024	734	(3,194)
Conversion of Class B to Common	5	(5)	—
Exercise of stock options	1	—	—
Restricted stock awards	288	—	(32)
Purchase of treasury shares	—	—	(390)
December 31, 2016 Balance	35,318	729	(3,616)

Stock awards for 110,562, 94,781 and 77,591 shares were canceled in 2016, 2015 and 2014, respectively. In 2016, 2015 and 2014, dividends of $0.05 per Common Share and $0.045 per Class B Common Share were declared and paid, respectively.

Charges Related to Restructuring Activities

The company's restructuring charges recorded since 2011 were necessitated primarily by continued declines in Medicare and Medicaid reimbursement by the U.S. government, as well as similar healthcare reimbursement pressures abroad, which negatively affect the company's customers (e.g. home health care providers) and continued pricing pressures faced by the company as a result of outsourcing by competitors to lower cost locations. Restructuring decisions were also the result of reduced profitability in the North America/HME and Asia/Pacific segments. In addition, as a result of the company's transformation strategy, additional restructuring charges were incurred during 2016 and are expected to continue into 2017. The company expects any near-term cost savings from restructuring will be offset by other costs as a result of pressures on the business.

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

Charges for the year ended December 31, 2012 totaled $11,395,000 including charges for severance ($6,775,000), lease termination costs ($1,725,000), building and asset write-downs, primarily related to the closure of the Hong, Denmark assembly facility, and other miscellaneous charges in Europe and Asia/Pacific ($2,404,000) and inventory write-offs ($491,000) in Asia/

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Pacific recorded in cost of products sold. Severance charges were primarily incurred in the North America/HME segment ($4,242,000), Asia/Pacific segment ($1,681,000) and Europe segment ($817,000). A portion of the North America/HME segment severance was related to positions eliminated, principally in sales and marketing as well as manufacturing, at the company's Taylor Street facility as a result of the FDA consent decree. The savings from these charges were reflected primarily in reduced selling, general and administrative expenses and manufacturing expenses for the company. In Europe, positions were eliminated as a result of finalizing the exit from the manufacturing facility in Denmark and an elimination of a senior management position in Switzerland. In Asia/Pacific, at the end of October 2012, the company's management approved a plan to restructure the company's operations in this segment. In Australia, the company consolidated offices / warehouses, decreased staffing and exited various activities while returning to a focus on distribution. At the company's subsidiary, which produces microprocessor controllers, the company decided to cease the contract manufacturing business for companies outside of the healthcare industry. Payments for the year ended December 31, 2012 were $9,381,000 and were funded with operating cash flows. The 2012 charges have been paid out.

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

Charges for the year ended December 31, 2015 totaled $1,971,000 including charges for severance ($1,678,000) and charges primarily in the North America/HME segment ($293,000) principally related to a building lease termination. Severance charges were incurred in the North America/HME segment ($1,069,000), Europe segment ($510,000), IPG segment ($73,000) and Asia/Pacific segment ($26,000) related to the elimination of certain positions as a result of general restructuring efforts. Payments for the year ended December 31, 2015 were $3,723,000 and were funded with operating cash flows and cash on hand. The 2015 charges have been paid out.
Charges for the year ended December 31, 2016 totaled $2,447,000 which were related to North America/HME segment ($2,347,000) and the Asia/Pacific segment ($100,000). In North America/HME, costs were incurred related to severance ($1,862,000) and lease termination costs ($485,000). The Asia/Pacific charges were for severance costs. Payments for the year ended December 31, 2016 were $2,992,000 and the cash payments were funded with company's cash on hand. The majority of the 2016 charges are expected to be paid out within twelve months.

There have been no material changes in accrued balances related to the charges, either as a result of revisions in the plans or changes in estimates. In addition, the savings anticipated as a result of the company's restructuring plans have been or are expected to be achieved, primarily resulting in reduced salary and benefit costs principally impacting Selling, General and Administrative expenses, and to a lesser extent, Costs of Products Sold. However, in general, these savings have been more than offset by the general business decline, higher regulatory and compliance costs related to quality system improvements, and more recently, investments as a result of the company's transformation strategy and higher interest expense. To date, the company's liquidity has not been materially impacted.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

A progression by reporting segment of the accruals recorded as a result of the restructuring is as follows (in thousands):

	Severance	Inventory	Lease Terminations	Other	Total
December 31, 2010 Balance	$—	$—	$—	$—	$—
Charges
North America/HME	4,755	—	—	4	4,759
IPG	123	—	—	—	123
Europe	3,288	277	1,788	113	5,466
Asia/Pacific	186	—	—	—	186
Total	8,352	277	1,788	117	10,534
Payments
North America/HME	(1,663)	—	—	(4)	(1,667)
IPG	(52)	—	—	—	(52)
Europe	(1,546)	(277)	(1,714)	(113)	(3,650)
Asia/Pacific	(186)	—	—	—	(186)
Total	(3,447)	(277)	(1,714)	(117)	(5,555)
December 31, 2011 Balance
North America/HME	3,092	—	—	—	3,092
IPG	71	—	—	—	71
Europe	1,742	—	74	—	1,816
Asia/Pacific	—	—	—	—	—
Total	4,905	—	74	—	4,979
Charges
North America/HME	4,242	—	5	—	4,247
IPG	35	—	—	—	35
Europe	817	—	53	1,223	2,093
Asia/Pacific	1,681	491	1,667	1,181	5,020
Total	6,775	491	1,725	2,404	11,395
Payments
North America/HME	(3,587)	—	(5)	—	(3,592)
IPG	(106)	—	—	—	(106)
Europe	(1,964)	—	(127)	(1,223)	(3,314)
Asia/Pacific	(812)	(340)	(42)	(1,175)	(2,369)
Total	(6,469)	(340)	(174)	(2,398)	(9,381)
December 31, 2012 Balance
North America/HME	3,747	—	—	—	3,747
Europe	595	—	—	—	595
Asia/Pacific	869	151	1,625	6	2,651
Total	5,211	151	1,625	6	6,993
Charges
North America/HME	5,405	—	164	353	5,922
IPG	267	—	—	—	267
Europe	1,640	—	—	—	1,640
Asia/Pacific	970	—	534	3	1,507
Total	$8,282	$—	$698	$356	$9,336

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Severance	Inventory	Lease Terminations	Other	Total
Payments
North America/HME	$(6,347)	$—	$(164)	$(353)	$(6,864)
IPG	(175)	—	—	—	(175)
Europe	(1,146)	—	—	—	(1,146)
Asia/Pacific	(1,839)	(151)	(1,660)	(9)	(3,659)
Total	(9,507)	(151)	(1,824)	(362)	(11,844)
December 31, 2013 Balance
North America/HME	2,805	—	—	—	2,805
IPG	92	—	—	—	92
Europe	1,089	—	—	—	1,089
Asia/Pacific	—	—	499	—	499
Total	3,986	—	499	—	4,485
Charges
North America/HME	4,404	—	—	—	4,404
IPG	1,163	—	—	761	1,924
Europe	527	—	—	525	1,052
Asia/Pacific	769	—	(15)	—	754
Other	2,978	—	—	—	2,978
Total	9,841	—	(15)	1,286	11,112
Payments
North America/HME	(6,547)	—	—	—	(6,547)
IPG	(1,107)	—	—	(761)	(1,868)
Europe	(1,195)	—	—	(525)	(1,720)
Asia/Pacific	(769)	—	(227)	—	(996)
Total	(9,618)	—	(227)	(1,286)	(11,131)
December 31, 2014 Balance
North America/HME	662	—	—	—	662
IPG	148	—	—	—	148
Europe	421	—	—	—	421
Asia/Pacific	—	—	257	—	257
Other	2,978	—	—	—	2,978
Total	4,209	—	257	—	4,466
Charges
North America/HME	1,069	—	292	—	1,361
IPG	73	—	—	—	73
Europe	510	—	—	—	510
Asia/Pacific	26	—	1	—	27
Total	1,678	—	293	—	1,971
Payments
North America/HME	(1,069)	—	(55)	—	(1,124)
IPG	(221)	—	—	—	(221)
Europe	(619)	—	—	—	(619)
Asia/Pacific	(26)	—	(258)	—	(284)
Other	(1,475)	—	—	—	(1,475)
Total	$(3,410)	$—	$(313)	$—	$(3,723)

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Severance	Inventory	Lease Terminations	Other	Total
December 31, 2015 Balance
North America/HME	$662	$—	$237	$—	$899
Europe	312	—	—	—	312
Other	1,503	—	—	—	1,503
Total	2,477	—	237	—	2,714
Charges
North America/HME	1,862	—	485	—	2,347
Asia/Pacific	100	—	—	—	100
Total	1,962	—	485	—	2,447
Payments
North America/HME	(1,741)	—	(602)	—	(2,343)
Europe	(312)	—	—	—	(312)
Asia/Pacific	(100)	—	—	—	(100)
Other	(237)	—	—	—	(237)
Total	(2,390)	—	(602)	—	(2,992)
December 31, 2016 Balance
North America/HME	783	—	120	—	903
Other	1,266	—	—	—	1,266
Total	$2,049	$—	$120	$—	$2,169

Income Taxes

Earnings (loss) from continuing operations before income taxes consist of the following (in thousands):

	2016	2015	2014
Domestic	$(68,949)	$(54,812)	$(104,776)
Foreign	39,392	43,072	41,566
	$(29,557)	$(11,740)	$(63,210)

The company has provided for income taxes (benefits) from continuing operations as follows (in thousands):

	2016	2015	2014
Current:
Federal	$(360)	$(167)	$(7,105)
State	(115)	(150)	(63)
Foreign	12,873	11,439	15,105
	12,398	11,122	7,937
Deferred:
Federal	—	3,222	100
State	—	318	—
Foreign	901	48	(2,487)
	901	3,588	(2,387)
Income Taxes	$13,299	$14,710	$5,550

Included in the 2015 and 2014 Federal current tax benefit is a benefit of $140,000 and $7,175,000, respectively, related to an intra-period allocation to continuing operations. A charge in an equal amount is in discontinued operations.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

A reconciliation to the effective income tax rate from the federal statutory rate is as follows:

	2016	2015	2014
Statutory federal income tax rate	(35.0)%	(35.0)%	(35.0)%
State and local income taxes, net of federal income tax benefit	(0.3)	0.9	(0.1)
Tax credits	(1.7)	(61.8)	(5.1)
Foreign taxes at less than the federal statutory rate (including tax holidays)	(7.1)	(46.1)	(10.7)
Federal and foreign valuation allowance	83.0	168.0	52.5
Withholding taxes	1.1	3.0	0.6
Unremitted earnings	5.8	(3.7)	0.7
Dividends	3.0	100.1	12.3
Life insurance	(0.2)	(2.7)	4.1
Foreign branch activity	(3.1)	(8.1)	(1.8)
Uncertain tax positions	(2.0)	6.7	1.2
Other, net	1.5	4.0	(9.9)
Effective federal income tax rate	45.0%	125.3%	8.8%

Effective October 1, 2015, the company adopted ASU 2015-17, "Balance Sheet Classification of Deferred Taxes", on a prospective basis, and thus the company's deferred tax assets and liabilities have been classified as long-term in its Balance Sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

At December 31, 2016, total deferred tax assets were $174,251,000, total deferred tax liabilities were $30,512,000 and the tax valuation allowance total was $173,981,000 for a net deferred income tax liability of $30,242,000 compared to total deferred tax assets of $154,401,000, total deferred tax liabilities of $33,636,000 and a tax valuation allowance total of $151,972,000 for a net deferred income tax liability of $31,207,000 at December 31, 2015.

Significant components of long-term deferred income tax assets and liabilities at December 31, 2016 and 2015 are as follows (in thousands):

	2016	2015
Bad Debt	$2,952	$3,670
Warranty	4,861	5,357
Other accrued expenses and reserves	1,263	4,355
Inventory	3,605	2,395
Goodwill and intangibles	(24,694)	(25,008)
Convertible debt	(319)	(421)
Fixed assets	(5,499)	(8,207)
Compensation and benefits	8,491	7,136
Loss and credit carryforwards	124,901	102,194
Product liability	4,044	4,107
State and local taxes	21,692	19,932
Valuation allowance	(173,981)	(151,972)
Other, net	2,442	5,255
Net Deferred Income Taxes	$(30,242)	$(31,207)

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The company recorded a valuation allowance for its U.S. and certain foreign country net deferred tax assets where it is, or is projected to be in a three-year cumulative loss. The company made net payments for income taxes of $26,663,000, $7,966,000, and $6,384,000 during the years ended December 31, 2016, 2015 and 2014, respectively. 2016 net tax payments included a foreign tax payment for an item currently being contested in the courts.

At December 31, 2016, the company had foreign tax loss carryforwards of approximately $68,845,000 of which $4,800,000 expire by 2034 and the remaining are non-expiring. Additionally, $67,562,000 of the foreign tax loss carryforwards are offset by valuation allowances. At December 31, 2016, the company also had $598,000,000 of domestic state and local tax loss carryforwards, of which $217,900,000 expire between 2017 and 2020, $189,700,000 expire between 2021 and 2030 and $190,400,000 expire after 2029. The company has a federal domestic net operating loss carryforward of $205,284,000 which expires between 2034 and 2036 and federal tax credit carryforwards of $35,606,000 of which $20,658,000 expire between 2017 and 2019 and $13,220,000 expire between 2020 and 2026, $1,604,000 expire between 2031 and 2036, and $124,000 are indefinite.

As of December 31, 2016 and 2015, the company had a liability for uncertain tax positions, excluding interest and penalties of $2,337,000 and $8,366,000, respectively. The total liabilities associated with unrecognized tax benefits that, if recognized, would impact the effective tax rates were $2,337,000 and $8,366,000 at December 31, 2016 and 2015, respectively.

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

	2016	2015
Balance at beginning of year	$9,553	$11,019
Additions to:
Positions taken during the current year	54	227
Positions taken during a prior year	280	270
Exchange rate impact	57	—
Deductions due to:
Exchange rate impact	(11)	(1,197)
Positions taken during a prior year	(42)	(527)
Settlements with taxing authorities	(6,245)	—
Lapse of statute of limitations	(178)	(239)
Balance at end of year	$3,468	$9,553

The company recognizes interest and penalties associated with uncertain tax positions in income tax expense. During 2016, 2015 and 2014 the expense for interest and penalties was $288,000, $315,000 and $500,000, respectively. The company had approximately $813,000 and $5,440,000 of accrued interest and penalties as of December 31, 2016 and 2015, respectively.

The company and its subsidiaries file income tax returns in the U.S. and certain foreign jurisdictions. The company is subject to U.S. federal income tax examinations for calendar years 2013 to 2016 with limited exceptions, and is subject to various U.S. state income tax examinations for 2012 to 2016. With regards to foreign income tax jurisdictions, the company is generally subject to examinations for the periods 2010 to 2016.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Net Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net earnings (loss) per common share.

	2016	2015	2014
	(In thousands except per share data)
Basic
Average common shares outstanding	32,471	32,171	32,009

Net loss from continuing operations	$(42,856)	$(26,450)	$(68,760)
Net earnings from discontinued operations	$—	$260	$12,690
Net loss	$(42,856)	$(26,190)	$(56,070)

Net loss per common share from continuing operations	$(1.32)	$(0.82)	$(2.15)
Net earnings per common share from discontinued operations	$—	$0.01	$0.40
Net loss per common share	$(1.32)	$(0.81)	$(1.75)

Diluted
Average common shares outstanding	32,471	32,171	32,009
Stock options and awards	119	512	188
Average common shares assuming dilution	32,590	32,683	32,197

Net loss from continuing operations	$(42,856)	$(26,450)	$(68,760)
Net earnings from discontinued operations	$—	$260	$12,690
Net loss	$(42,856)	$(26,190)	$(56,070)

Net loss per common share from continuing operations *	$(1.32)	$(0.82)	$(2.15)
Net earnings per common share from discontinued operations	$—	$0.01	$0.39
Net loss per common share *	$(1.32)	$(0.81)	$(1.75)

* Net earnings (loss) per share assuming dilution calculated utilizing weighted average shares outstanding - basic in periods in which there is a net loss.

At December 31, 2016, 2015 and 2014, shares associated with stock options of 1,730,707, 1,479,912 and 2,857,590, respectively, were excluded from the average common shares assuming dilution, as they were anti-dilutive. At December 31, 2016, the majority of the anti-dilutive shares were granted at an exercise price of $25.24, which was higher than the average fair market value price of $12.36 for 2016. In 2015, the majority of the anti-dilutive shares were granted at an exercise price of $25.24, which was higher than the average fair market value price of $18.51 for 2015. In 2014, the majority of the anti-dilutive shares were granted at an exercise price of $41.87, which was higher than the average fair market value price of $16.95 for 2014. For the 2016, 2015 and 2014 net loss per share from continuing operations calculation, all of the shares associated with stock options were anti-dilutive because of the company's loss. Shares necessary to settle a conversion spread on the convertible debentures issued in 2007 were not included in the common shares assuming dilution as the average market price of the company stock in 2016, 2015 and 2014 did not exceed the conversion price. In addition, no shares were included in the common shares assuming dilution related to the company's issued warrants as the average market price of the company stock for these periods did not exceed the strike price of the warrants.

Concentration of Credit Risk

The company manufactures and distributes durable medical equipment to the home health care, retail and extended care markets. The company performs credit evaluations of its customers’ financial condition. The company utilizes De Lage Landen, Inc. (“DLL”), a third-party financing company, to provide lease financing to Invacare’s U.S. customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a recourse obligation of $5,863,000 at December 31, 2016 to DLL for events of default under the contracts, which total $30,215,000 at December 31, 2016. Guarantees, ASC 460, requires the company to record a guarantee liability as it relates to the limited recourse obligation. As such, the company has recorded a liability of $113,000 for this guarantee obligation within accrued expenses. The company's recourse is re-evaluated by DLL biannually, considers activity between the biannual dates and excludes any receivables purchased by the company from

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DLL. The company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with Receivables, ASC 310-10-05-4. Credit losses are provided for in the financial statements.

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

The company’s top 10 customers accounted for approximately 15.2% of 2016 net sales. The loss of business of one or more of these customers may have a significant impact on the company, although no single customer accounted for more than 3.4% of the company’s 2016 net sales. Providers who are part of a buying group generally make individual purchasing decisions and are invoiced directly by the company.

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

The company has historically not recognized any material amount of ineffectiveness related to forward contract cash flow hedges because the company generally limits its hedges to between 50% and 90% of total forecasted transactions for a given entity’s exposure to currency rate changes and the transactions hedged are recurring in nature. Furthermore, the majority of the hedged transactions are related to intercompany sales and purchases for which settlement occurs on a specific day each month. Forward contracts with a total notional amount in USD of $228,640,000 and $136,818,000 matured during the twelve months ended December 31, 2016 and 2015, respectively.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Foreign exchange forward contracts qualifying and designated for hedge accounting treatment were as follows (in thousands USD):

	December 31, 2016		December 31, 2015
	Notional Amount	Unrealized Net Gain (Loss)	Notional Amount	Unrealized Net Gain (Loss)
USD / AUD	$5,841	$316	$2,910	$(83)
USD / CAD	2,604	(18)	3,893	181
USD / CHF	370	15	—	—
USD / CNY	11,252	(301)	16,786	(282)
USD / EUR	60,387	1,826	72,758	2,681
USD / GBP	3,253	(75)	3,862	22
USD / NZD	9,650	(64)	4,893	37
USD / SEK	4,923	146	5,128	39
USD / MXP	6,148	(417)	8,494	(284)
EUR / AUD	506	6	669	(10)
EUR / CAD	—	—	1,283	(17)
EUR / CHF	—	—	1,944	(17)
EUR / GBP	14,511	(686)	36,567	(424)
EUR / NOK	2,503	(25)	3,375	(55)
EUR / SEK	—	—	2,464	(42)
EUR / NZD	3,777	16	3,609	476
GBP / AUD	503	34	830	(46)
GBP / CHF	215	(10)	463	(7)
GBP / SEK	1,389	(42)	2,067	(1)
AUD / NZD	—	—	352	8
CHF / DKK	595	(2)	—	—
DKK / SEK	31,978	49	37,293	46
NOK / CHF	1,335	(13)	—	—
NOK / SEK	2,618	21	3,524	(39)
	$164,358	$776	$213,164	$2,183

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

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Foreign exchange forward contracts not qualifying or designated for hedge accounting treatment entered into in 2016 and 2015, respectively, and outstanding were as follows (in thousands USD):

	December 31, 2016		December 31, 2015
	Notional Amount	Gain (Loss)	Notional Amount	Gain (Loss)
AUD / USD	$5,800	$204	$8,051	$337
CAD / USD	—	—	5,762	$(4)
CNY / USD	5,556	(24)	9,943	(441)
EUR / USD	—	—	2,118	53
DKK / USD	—	—	7,927	125
GBP / USD	—	—	4,526	(106)
NZD / AUD	3,264	15	—	—
NOK / USD	—	—	1,838	(18)
	$14,620	$195	$40,165	$(54)

The fair values of the company’s derivative instruments were as follows (in thousands):

	December 31, 2016		December 31, 2015
	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	$2,535	$1,759	$3,626	$1,443
Derivatives not designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	219	24	517	571
	$2,754	$1,783	$4,143	$2,014

The fair values of the company’s foreign currency forward assets and liabilities are included in Other Current Assets and Accrued Expenses, respectively in the Consolidated Balance Sheets.

The effect of derivative instruments on the Statement of Operations and Other Comprehensive Income (OCI) was as follows, net of tax (in thousands):

Derivatives (foreign currency forward exchange contracts) in ASC 815 cash flow hedge relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Year ended December 31, 2016	$989	$2,252	$40
Year ended December 31, 2015	$3,545	$991	$(11)

Derivatives (foreign currency forward exchange contracts) not designated as hedging instruments under ASC 815	Amount of Gain (Loss) Recognized in Income on Derivatives
Year ended December 31, 2016	$195
Year ended December 31, 2015	$(54)

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The gains or losses recognized as the result of the settlement of cash flow hedge foreign currency forward contracts are recognized in net sales for hedges of inventory sales or cost of product sold for hedges of inventory purchases. In 2016, net sales were increased by $4,453,000 and cost of product sold was increased by $1,880,000 for a net realized gain of $2,573,000. In 2015, net sales were decreased by $2,778,000 and cost of product sold was decreased by $3,890,000 for a net realized gain of $1,112,000 compared to a net gain of $338,000 in 2014.

A gain of $195,000 in 2016 and losses of $54,000 and $1,458,000 in 2015 and 2014, respectively, were recognized in selling, general and administrative (SG&A) expenses on foreign currency forward contracts not designated as hedging instruments that are entered into to offset gains/losses on intercompany trade receivables or payables. The gains/losses on the non-designated hedging instruments were substantially offset by gains/losses also recorded in SG&A expenses on intercompany trade receivables or payables.

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

During the first quarter of 2016, the company entered into privately negotiated convertible note hedges and related warrants in connection with its sale of $150,000,000 in aggregate principal amount of the company’s 5.00% Convertible Senior Notes due 2021. The warrants, which increased paid in capital by $12,376,000, are clearly and closely related to the convertible notes and thus classified as equity. The convertible note hedge asset and convertible debt conversion liability were recorded, based on initial fair values, as an asset of $27,975,000 and a liability of $34,480,000, respectively, and these fair values are updated quarterly with the offset to the income statement. See "Long-Term Debt" in the notes to the Consolidated Financial Statements included elsewhere in this report for more detail.

The fair values of the outstanding convertible note derivatives as of December 31, 2016 and their effect on the Statement of Comprehensive Income (Loss) were as follows (in thousands):

	Fair Value	Gain (Loss)
Convertible debt conversion long-term liability	$(30,708)	$3,772
Convertible note hedge long-term asset	25,471	(2,504)
	$(5,237)	$1,268

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

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table provides a summary of the company’s assets and liabilities that are measured on a recurring basis (in thousands):

		Basis for Fair Value Measurements at Reporting Date
		Quoted Prices in Active Markets for Identical Assets / (Liabilities)	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	Level I	Level II	Level III
December 31, 2016:
Forward Exchange Contracts—net	$971	—	$971	—
Convertible debt conversion liability	(30,708)	—	(30,708)	—
Convertible note hedge asset	25,471	—	25,471	—
December 31, 2015:
Forward Exchange Contracts—net	$2,129	—	$2,129	—

The carrying and fair values of the company’s financial instruments at December 31, 2016 and 2015 are as follows (in thousands):

	2016		2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$124,234	$124,234	$60,055	$60,055
Other investments	108	108	160	160
Installment receivables, net of reserves	1,834	1,834	1,793	1,793
Long-term debt (including current maturities of long-term debt) *	(161,349)	(164,900)	(47,120)	(47,369)
Convertible debt conversion liability in Other Long-Term Obligations	(30,708)	(30,708)	—	—
Convertible note hedge in Other Long-Term Assets	25,471	25,471	—	—
Forward contracts in other current assets	2,754	2,754	4,143	4,143
Forward contracts in accrued expenses	(1,783)	(1,783)	(2,014)	(2,014)
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

Other investments: The company has an investment in a limited partnership, which is accounted for using the cost method, adjusted for any estimated declines in value. The investment was acquired in a private placement and there is no quoted market price or stated rate of return. The company does not have the ability to easily sell the investment. The company completes an evaluation of the residual value related to such investments in the fourth quarter of each year. No impairment was recognized in 2016, 2015 or 2014.

Installment receivables: The carrying amount reported in the balance sheet for installment receivables approximates its fair value. The interest rates associated with these receivables have not varied significantly since inception. Management believes that after consideration of the credit risk, the net book value of the installment receivables approximates market value.

Long-term debt: Fair value for the company’s convertible debt is based on quoted market-based estimates as of the end of the year, while the revolving credit facility fair value is based upon an estimate of the market for similar borrowing arrangements. The fair values are deemed to be categorized as Level 2 in the fair value hierarchy.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Convertible debt derivatives: The fair values for the convertible debt conversion liability and note hedge asset derivatives are based on valuation models in which all the significant inputs are observable in active markets.
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

The gains and losses that result from the majority of the forward contracts are deferred and recognized when the offsetting gains and losses for the identified transactions are recognized. The company recognized net gains of $2,573,000 in 2016, $1,112,000 in 2015 and $338,000 in 2014 related to ASC 815 designated derivatives. Gains or losses recognized as the result of the settlement of forward contracts are recognized in cost of products sold for hedges of inventory transactions, sales for hedges of forecasted sales or selling, general and administrative expenses for other hedged transactions.

Intangibles and Goodwill: Under Intangibles—Goodwill and Other, ASC 350, goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. Furthermore, goodwill and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To review goodwill for impairment in accordance with ASC 350, the company first estimates the fair value of each reporting unit and compares the calculated fair value to the carrying value of each reporting unit. A reporting unit is defined as an operating segment or one level below. The company has determined that its reporting units are the same as its operating segments. The company completes its annual impairment tests in the fourth quarter of each year. To estimate the fair values of the reporting units, the company utilizes a discounted cash flow method model in which the company forecasts income statement and balance sheet amounts based on assumptions regarding future sales growth, profitability, inventory turns, days' sales outstanding, etc. to forecast future cash flows. The cash flows are discounted using a weighted average cost of capital discount rate where the cost of debt is based on quoted rates for 20-year debt of companies of similar credit risk and the cost of equity is based upon the 20-year treasury rate for the risk-free rate, a market risk premium, the industry average beta and a small cap stock adjustment. The discount rates used have a significant impact upon the discounted cash flow methodology utilized in the company's annual impairment testing as higher discount rates decrease the fair value estimates. The assumptions used are based on a market participant view and yielded a discount rate of 8.67% in 2016 for the company's impairment analysis compared to 9.41% in 2015 and 9.89% in 2014.
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
While there was no indication of impairment in 2016 related to goodwill for the Europe or IPG segments, a future potential impairment is possible for any of the company's segments should actual results differ materially from forecasted results used in the valuation analysis. Furthermore, the company's annual valuation of goodwill can differ materially if the market inputs used to determine the discount rate change significantly. For instance, higher interest rates or greater stock price volatility would increase the discount rate and thus increase the chance of impairment. In consideration of this potential, the company reviewed the results if the discount rate used were 100 basis points higher for the 2016 impairment analysis and determined that there still would not be any indicator of potential impairment for the segments with goodwill, which are Europe and IPG.
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

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Business Segments

The company operates in four primary business segments: North America/Home Medical Equipment (North America/HME), Institutional Products Group (IPG), Europe and Asia/Pacific. The North America/HME segment sells each of the three primary product lines, which includes: lifestyle, mobility and seating, and respiratory therapy products. IPG sells, and rented prior to the disposition of the rentals businesses, long-term care medical equipment, health care furnishings and accessory products. Europe and Asia/Pacific sell product lines similar to North America/HME and IPG. The accounting policies of each segment are the same as those described in the summary of significant accounting policies for the company’s consolidated financial statements. Intersegment sales and transfers are based on the costs to manufacture plus a reasonable profit element.

As of the third quarter of 2016, the company redefined the measure by which it evaluates segment profit or loss. Segment performance is measured and resources are allocated based on a number of factors, with the primary profit or loss measure being segment operating profit (loss). Segment operating profit (loss) represents net sales less cost of products sold less selling general and administrative expenses. Segment operating profit (loss) excludes unallocated corporate general and administrative expenses not allocated to the segments and intersegment sales and profit eliminations, which are included in All Other. In addition, segment operating profit (loss) further excludes charges related to restructuring activities, asset write-downs and gain or loss on sales of businesses (as applicable). The previous performance measure was earnings before income taxes. With the issuance of convertible debt during 2016, this performance measure has not been utilized by the Chief Operating Decision Maker (CODM) as the interest expense incurred by the company is related to the company’s financing decision to issue convertible debt as compared to the operating decisions resulting from allocation of resources and segment operating income performance. In addition, earlier in 2016, the company included an operating income line on the consolidated statement of comprehensive income (loss) to emphasize the CODM’s emphasis on operating income (loss).

As noted, this performance measure, segment operating income (loss), is used by the CODM for purposes of making decisions about allocating resources to a segment and assessing its performance. In addition, this metric is reviewed by the company’s Board of Directors regarding segment performance and is a key metric in the performance management assessment of the company's employees.

The information by segment is as follows (in thousands):

	2016	2015	2014
Revenues from external customers
North America/HME	$397,702	$474,196	$507,867
Institutional Products Group	64,413	87,137	102,796
Europe	540,013	536,463	610,555
Asia/Pacific	45,346	44,542	48,945
Consolidated	$1,047,474	$1,142,338	$1,270,163
Intersegment revenues
North America/HME	$100,793	$111,321	$84,247
Institutional Products Group	2,885	997	6,711
Europe	10,139	9,958	8,938
Asia/Pacific	19,366	20,661	26,173
Consolidated	$133,183	$142,937	$126,069
Depreciation and amortization
North America/HME (1)	$5,932	$7,549	$9,077
Institutional Products Group	254	1,980	7,656
Europe	7,062	7,183	11,111
Asia/Pacific	1,349	1,463	2,406
All Other (2)	38	29	173
Discontinued Operations	—	—	518
Consolidated (1)	$14,635	$18,204	$30,941

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	2016	2015	2014
Net interest expense (income)
North America/HME (1)	$15,119	$3,305	$2,196
Institutional Products Group	191	1,028	2,244
Europe	197	(444)	(209)
Asia/Pacific	103	82	149
Consolidated (1)	$15,610	$3,971	$4,380
Operating income (loss)
North America/HME	$(37,748)	$(29,245)	$(59,124)
Institutional Products Group	5,693	7,834	6,248
Europe	33,994	39,794	50,169
Asia/Pacific	(1,436)	(3,493)	(7,463)
All Other (2)	(20,657)	(20,712)	(24,507)
Charge related to restructuring activities	(2,447)	(1,971)	(11,112)
Gains on sales of businesses	7,386	24	—
Asset write-off (3)	—	—	(13,041)
Consolidated operating loss	(15,215)	(7,769)	(58,830)
Net gain on convertible derivatives	1,268	—	—
Net Interest expense	(15,610)	(3,971)	(4,380)
Loss from continuing operations before income taxes	$(29,557)	$(11,740)	$(63,210)
Assets
North America/HME (4)	$261,538	$203,851	$209,122
Institutional Products Group (5)	38,657	38,730	42,692
Europe	575,981	557,740	638,896
Asia/Pacific	25,703	24,421	30,231
All Other (2)	1,864	1,752	15,647
Assets Held for Sale (4) (5)	—	11,649	27,143
Consolidated	$903,743	$838,143	$963,731
Long-lived assets
North America/HME (4)	$70,553	$49,141	$44,727
Institutional Products Group (3)	30,603	30,278	33,487
Europe	388,724	391,533	459,957
Asia/Pacific	2,927	3,140	4,046
All Other (2)	1,864	1,752	15,527
Consolidated	$494,671	$475,844	$557,744
Expenditures for assets
North America/HME	$3,398	$1,232	$2,960
Institutional Products Group	58	212	1,232
Europe	5,580	5,058	6,708
Asia/Pacific	1,115	969	1,417
All Other (2)	—	51	—
Discontinued Operations	—	—	10
Consolidated	$10,151	$7,522	$12,327
   ________________________

(1)	Restated 2015 and 2014 for reclass of debt fees from depreciation and amortization to net interest expense with adoption of ASU 2015-03.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(2)
Consists of un-allocated corporate SG&A costs and intercompany profits, which do not meet the quantitative criteria for determining reportable segments, and gain or loss on convertible debt derivatives.

(3)	Intangible asset impairment related to the rentals businesses which were included in the Institutional Products Group segment.

(4)	Restated 2015 and 2014 for GCM sale on September 30, 2016 and classified as assets held for sale.

(5)	Restated 2014 for rentals businesses sold in July 2015 and classified as assets held for sale.

Net sales by product, are as follows (in thousands):

	2016	2015	2014
North America/HME
Lifestyle Products	$173,301	$222,944	$239,625
Mobility and Seating	116,722	117,232	115,776
Respiratory Therapy	104,631	130,349	149,063
Other(1)	3,048	3,671	3,403
	$397,702	$474,196	$507,867
Institutional Products Group
Continuing Care	$64,413	$87,137	$102,796

Europe
Lifestyle Products	$274,684	$275,932	$322,370
Mobility and Seating	214,713	208,730	228,163
Respiratory Therapy	35,030	36,373	40,661
Other(1)	15,586	15,428	19,361
	$540,013	$536,463	$610,555
Asia/Pacific
Mobility and Seating	$25,254	$25,655	$28,174
Lifestyle Products	10,161	10,277	11,772
Continuing Care	3,521	3,115	3,956
Respiratory Therapy	1,244	807	1,286
Other(1)	5,166	4,688	3,757
	$45,346	$44,542	$48,945

Total Consolidated	$1,047,474	$1,142,338	$1,270,163
   ________________________

(1)	Includes various services, including repair services, equipment rentals and external contracting.

No single customer accounted for more than 3.4% of the company’s sales.

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

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

As a medical device manufacturer, the company is subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, invoicing, documenting, developing, testing, manufacturing, labeling, promoting, distributing and other practices of health care suppliers and medical device manufacturers are all subject to government scrutiny. Most of the company's facilities are subject to inspection at any time by FDA or similar medical device regulatory agencies in other jurisdictions. Violations of law or regulations can result in administrative, civil and criminal penalties and sanctions, which could have a material adverse effect on the company's business.

Medical Device Regulatory Matters

The FDA in the United States and comparable medical device regulatory authorities in other jurisdictions regulate virtually all aspects of the marketing, invoicing, documenting, development, testing, manufacturing, labeling, promotion, distribution and other practices regarding medical devices. The company and its products are subject to the laws and regulations of FDA and other regulatory bodies in the various jurisdictions where the company's products are manufactured or sold. The company's failure to comply with the regulatory requirements of FDA and other applicable medical device regulatory requirements can subject the company to administrative or judicially imposed sanctions or enforcement actions. These sanctions include injunctions, consent decrees, warning letters, civil penalties, criminal penalties, product seizure or detention, product recalls and total or partial suspension of production.
In December 2012, the company reached agreement with FDA on the terms of a consent decree of injunction with respect to the company's Corporate facility and its Taylor Street wheelchair manufacturing facility in Elyria, Ohio. A complaint and consent decree were filed in the U.S. District Court for the Northern District of Ohio, and on December 21, 2012, the Court approved the consent decree and it became effective. The consent decree limits the company's manufacture and distribution of power and manual wheelchairs, wheelchair components and wheelchair sub-assemblies at or from its Taylor Street manufacturing facility. The decree also initially limited design activities related to wheelchairs and power beds that take place at the impacted Elyria, Ohio facilities. The company is entitled to continue to produce from the Taylor Street manufacturing facility certain medically necessary wheelchairs provided that documentation and record-keeping requirements are followed, as well as ongoing replacement, service and repair of products already in use, under terms delineated in the consent decree. Under the terms of the consent decree, in order to resume full operations at the impacted facilities, the company must successfully complete a third-party expert certification audits at the impacted Elyria facilities, which is comprised of three distinct reports that must be submitted to, and accepted by, FDA. During 2013, the company completed the first two of the third-party expert certification audits, and FDA found the results of both to be acceptable. In these reports, the third-party expert certified that the company's equipment and process validation procedures and its design control systems are compliant with the FDA's QSR. As a result of the FDA's acceptance of the first certification report on May 13, 2013, the Taylor Street facility was able to resume supplying parts and components for the further manufacturing of medical devices at other company facilities. The company's receipt of the FDA's acceptance of the second certification report on July 15, 2013, resulted in the company being able to resume design activities at the impacted facilities related to power wheelchairs and power beds. In February, 2016, the independent expert auditor issued its certification report for the third phase of the consent decree indicating substantial compliance to the FDA's QSR, and the report has been submitted to FDA. Similar to the first and second certification processes, FDA has responded to this report with clarifying questions to which the company and the independent expert have responded.
In December 2015, FDA issued Form 483 observations following a 2015 inspection of approximately 5 months at the Corporate and Taylor Street facilities in Elyria, Ohio which included a review of the company’s compliance with the terms of the consent decree and the matters covered by the first and second expert certification reports previously accepted in 2013 (the “December 2015 Form 483”). The company has filed its responses to this Form 483 and continues to work on addressing the FDA’s observations.
On June 7, 2016, the company received a letter from FDA in follow up to the December 2015 Form 483 and the company’s subsequent responses. To satisfy FDA’s design control requirements, the FDA letter outlined additional steps the company must take. In particular, FDA clarified its requirement for the company to complete the remediation of certain design history files (DHFs) referenced in the December 2015 Form 483 and in the consent decree. Before the company can design any new Taylor Street wheelchair devices, the specified DHFs must be completed, then recertified by the company’s third-party expert, whose updated report must be accepted by FDA. The FDA also clarified that its acceptance of the expert’s updated report on these DHFs is a prerequisite to proceeding further with the third certification process. The FDA has clarified that the DHFs associated with certain power wheelchair and power bed products which the company has discontinued at the end of 2016 would not need to be remediated.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Under the terms of the consent decree, the company must submit its own written report to FDA regarding its compliance status together with its written responses to any observations in the independent expert's certification report. Both the independent expert's third certification report, submitted in February 2016, as well as the company's own report must be accepted by FDA before the agency reinspects the impacted Elyria facilities. If FDA is satisfied with the company's compliance, FDA will provide written notification that the company is permitted to resume full operations at the impacted facilities. The company cannot predict the acceptance of these reports by FDA, the timing of the inspection, nor any remaining work that may be needed to meet the FDA's requirements to resume full operations at the impacted facilities. FDA has the authority to inspect any FDA registered facility at any time.
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
As described above, because the limitations on production are not expected to be permanent in nature, and partial production is allowed, the company does not anticipate any major repair, replacement or scrapping of its fixed assets at the Taylor Street manufacturing facility. Based on the company's expectations at the time of filing of this Annual Report on Form 10-K with respect to the utilization of such raw material and with respect to expected future cash flows from production at the Taylor Street manufacturing facility, the company concluded that there is no impairment in the value of the fixed assets related to the Taylor Street manufacturing facility at December 31, 2016.
The majority of the production from the Taylor Street facility is "made to order" custom wheelchairs for customers and, as a result, there was not a significant amount of finished goods inventory on hand at December 31, 2016, and the inventory is expected to be fully utilized. Accordingly, the company concluded that there was not an impairment of the work in process and finished goods at the Taylor Street facility at December 31, 2016. Further, based on its analysis of the raw material inventory at the Taylor Street facility and the company's expectations at the time of filing of this Annual Report on Form 10-K with respect to the time frame for FDA's acceptance of the third-party expert certification audit and FDA inspection, the company concluded that the value of the inventory was not excessive nor impaired at December 31, 2016. However, if the company's expectations regarding the impacts of the limitations in the consent decree or the time frame for acceptance of the third-party expert certification audit and FDA inspection were to change, the company may, in future periods, conclude that an impairment exists with respect to its fixed assets or inventory at the Taylor Street facility.
Although the North America/HME segment is the segment primarily impacted by the limitations in the FDA consent decree, the Asia/Pacific segment also is negatively affected as a result of the consent decree due to the lower sales volume of microprocessor controllers. During 2012, before the effective date of the consent decree, the company started to experience decreases in net sales in the North America/HME and Asia/Pacific segments. The company believes that those decreases, which continued beyond 2012, were driven in large part by the consent decree which led to delays in new product introductions and to uncertainty regarding the timing of exiting the consent decree, which limited the company's ability to renegotiate and bid on certain customer contracts and otherwise led to a decline in customer orders. The negative effect of the consent decree on customer orders and net sales in these segments has been considerable, and the company expects to continue to experience low levels of net sales in the North America/HME and Asia/Pacific segments at least until it has successfully completed the previously-described FDA re-inspection and has received written notification from FDA that the company may resume full operations at the Corporate and Taylor Street facilities. Even after the company is permitted to resume full operations at the affected facilities, it is uncertain as to whether, or how quickly, the company will be able to rebuild net sales to more typical historical levels, irrespective of market conditions. Accordingly, when compared to the company's 2010 results, the limitations in the consent decree had, and likely will continue to have, a material adverse effect on the company's business, financial condition and results of operations. Separately, net sales in the North America/HME segment have likely been impacted by uncertainty on the part of the company's customers as they coped with prepayment reviews and post-payment audits by the Centers for Medicare and Medicaid Services ("CMS") and contemplated their participation in the National Competitive Bidding ("NCB") process. In addition, net sales in the North America/HME segment have and may continue to decline as a result of the company's strategic focus away from lower margin, less differentiated products as the company becomes more focused on its clinically complex products.

For additional information regarding the consent decree, please see the following sections of this Annual Report on Form 10-K: Item 1. Business - Government Regulation and Item 1A. Risk Factors; Item 3. Legal Proceedings; and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook and - Liquidity and Capital Resources.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The company's warranty reserves are subject to adjustment in future periods as new developments change the company's estimate of the total cost of these matters. In 2016, the company recorded incremental warranty expense of $2,856,000 related to components of lifestyle products of which $1,490,000 was recorded in the Europe segment and $1,366,000 was recorded in the North America / HME segment.

In 2015, the company's warranty expense includes reversals of $2,325,000 comprised of $2,000,000 related the company's stationary oxygen concentrator recall, $250,000 related to the recall of a sieve bed component and $75,000 related to the company's joystick recall, all of which impacted the North America/HME segment.

The company' recorded incremental warranty expense in 2014 totaling $11,493,000 for three specific product recalls. First, an expense of $6,559,000 for a recall related to a component in a stationary oxygen concentrator that was manufactured in the company’s facility in Suzhou, China, and sold globally. This expense was recorded in the European segment ($3,395,000) and North America/HME segment ($3,164,000). Second, an expense of $2,057,000 for the recall of a sieve bed component used within stationary oxygen concentrators manufactured in the company's Sanford, Florida facility during August 2014, which was recorded in the North America/HME segment. Third, an incremental expense of $2,877,000 related to the company's joystick recall as a result of higher than previously anticipated response rates from large customers in the U.S. and Canada and a product mix toward higher cost joysticks, which was recorded in the North America/HME segment ($1,612,000) and the Asia/Pacific segment ($1,265,000). See Accrued Expenses in the Notes to the Consolidated Financial Statements for the total provision amounts and a reconciliation of the changes in the warranty accrual.

In December 2010, the company received a warning letter from FDA related to quality system processes and procedures at the company's Sanford, Florida facility. In January 2014, FDA conducted inspections at the company’s manufacturing facility in Suzhou, China and at the company’s electronic components subsidiary in Christchurch, New Zealand, covering quality systems and current Good Manufacturing Practice regulations. In August 2014, FDA inspected Alber GmbH in Albstadt, Germany. The FDA issued its inspectional observations on Forms 483 to the company after these inspections, and the company submitted its responses to the agency in a timely manner. In October 2014, FDA conducted an inspection at the Sanford facility and, at the conclusion, issued its Form 483 observations. In December 2015, FDA issued Form 483 observations following a 2015 inspection of approximately 5 months at the Corporate and Taylor Street facilities in Elyria, Ohio. In July 2016, FDA inspected Motion Concepts L.P. in Concord, Ontario, Canada and issued its inspectional observations on Form 483. The company has timely filed its responses to these Forms 483 with FDA and continues to work on addressing the FDA's observations. The results of regulatory claims, proceedings, investigations, or litigation are difficult to predict. An unfavorable resolution or outcome of the FDA warning letter or other FDA enforcement related to the Sanford or other company facilities could materially and adversely affect the company's business, financial condition, and results of operations.
Any of the above contingencies could have an adverse impact on the company's financial condition or results of operations.
Subsequent Event

On January 31, 2017, the company implemented a reduction in its workforce of approximately 100 associates. The company expects to incur pre-tax cash restructuring charges, primarily relating to severance and transition assistance, of approximately $2,200,000, that will be expensed in the first quarter of 2017. The company expects cash payments to be made from January 2017 through September 2017. Once this reduction in workforce is completed, the company expects that it will generate approximately $6,600,000 in annualized pre-tax savings. The restructuring is part of the company's three-phase business transformation from a generalist durable medical equipment company to one that focuses its strong technical capabilities on solving complex clinical needs for post-acute care.

On February 2, 2017, the company repurchased all of the outstanding $13,350,000 principal amount of 4.125% Convertible Senior Subordinated Debentures due 2027 (the "debentures") as the holders exercised their February 1, 2017 right to require the company to repurchase their debentures, which were repurchased at 100% of the principal amount. As a result of the repurchase, no debentures remain outstanding, and the company wrote-off unamortized debt fees of $207,000 and recognized amortization expense of $311,000 in the first quarter of 2017.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Interim Financial Information (unaudited)

	QUARTER ENDED (In thousands, except per share data)
	March 31,	June 30,	September 30,	December 31,
2016
Net sales	$257,552	$275,037	$268,145	$246,740
Gross profit	67,860	73,595	73,442	68,730
Loss from continuing operations before income taxes	(6,791)	(9,630)	(595)	(12,541)
Net loss from continuing operations	(8,616)	(11,580)	(5,020)	(17,640)
Net loss	(8,616)	(11,580)	(5,020)	(17,640)
Net loss per share from continuing operations—basic	(0.27)	(0.36)	(0.15)	(0.54)
Net loss per share—basic	(0.27)	(0.36)	(0.15)	(0.54)
Loss per share from continuing operations—assuming dilution *	(0.27)	(0.36)	(0.15)	(0.54)
Net loss per share—assuming dilution *	(0.27)	(0.36)	(0.15)	(0.54)

	March 31,	June 30,	September 30,	December 31,
2015
Net sales	$289,024	$286,273	$283,776	$283,265
Gross profit	77,095	77,287	77,639	80,803
Gain (loss) from continuing operations before income taxes	(5,039)	(6,492)	(790)	581
Net loss from continuing operations	(7,514)	(8,217)	(7,790)	(2,929)
Net earnings from discontinued operations	260	—	—	—
Net loss	(7,254)	(8,217)	(7,790)	(2,929)
Net loss per share from continuing operations—basic	(0.23)	(0.26)	(0.24)	(0.09)
Net earnings per share from discontinued operations—basic	0.01	—	—	—
Net loss per share—basic	(0.23)	(0.26)	(0.24)	(0.09)
Net loss per share from continuing operations—assuming dilution *	(0.23)	(0.26)	(0.24)	(0.09)
Net earnings per share from discontinued operations—assuming dilution	0.01	—	—	—
Net loss per share—assuming dilution *	(0.23)	(0.26)	(0.24)	(0.09)

* Net earnings (loss) per share assuming dilution calculated utilizing weighted average shares outstanding - basic in periods in which there is a net loss.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The description of significant items affecting continuing operations for each quarter presented are detailed below.

Loss and loss per share for the quarter ended March 31, 2016 reflects recall warranty expense of $1,220,000 ($1,220,000 after tax or $0.04 per share assuming dilution), restructuring charges of $102,000 ($102,000 after tax or $0.00 per share assuming dilution) and net gain on convertible debt derivatives of $604,000 ($604,000 after tax or $0.02 per share assuming dilution).

Loss and loss per share for the quarter ended June 30, 2016 reflects recall warranty expense of $1,670,000 ($1,670,000 after tax or $0.05 per share assuming dilution), restructuring charges of $689,000 ($689,000 after tax or $0.02 per share assuming dilution) and net gain on convertible debt derivatives of $486,000 ($486,000 after tax or $0.02 per share assuming dilution).

Loss and loss per share for the quarter ended September 30, 2016 reflects a gain on the sale of Garden City Medical, Inc. of $7,386,000 ($7,386,000 after tax or $0.23 per share assuming dilution), restructuring charges of $508,000 ($508,000 after tax or $0.02 per share assuming dilution) and net gain on convertible debt derivatives of $1,192,000 ($1,192,000 after tax or $0.04 per share assuming dilution).

Loss and loss per share for the quarter ended December 31, 2016 reflects restructuring charges of $1,148,000 pre-tax ($1,148,000 after tax or $0.04 per share assuming dilution) and net loss on convertible debt derivatives of $1,014,000 ($1,014,000 after tax or $0.03 per share assuming dilution).

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

Loss and loss per share for the quarter ended December 31, 2015 reflects recall warranty expense reversal of $2,325,000 ($2,325,000 after tax or $0.07 per share assuming dilution) and restructuring charges of $1,031,000 ($957,000 after tax or $0.03 per share assuming dilution).

INVACARE CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	COL A.	COL B.	COL C.		COL D.
	Balance At Beginning of Period	Charged To Cost And Expenses	Additions (Deductions) Describe		Balance At End of Period
		(In thousands)
Year Ended December 31, 2016
Deducted from asset accounts—
Allowance for doubtful accounts	$12,518	$1,059	$(3,823)	(A)	$9,754
Inventory obsolescence reserve	16,664	4,631	(3,500)	(B)	17,795
Tax valuation allowances	151,972	23,478	(1,469)	(D)	173,981
Accrued warranty cost	22,820	15,943	(15,461)	(B)	23,302
Accrued product liability	17,709	9,169	(6,267)	(C)	20,611
Year Ended December 31, 2015
Deducted from asset accounts—
Allowance for doubtful accounts	$16,873	$754	$(5,109)	(A)	$12,518
Inventory obsolescence reserve	17,575	5,054	(5,965)	(B)	16,664
Tax valuation allowances	133,912	19,717	(1,657)	(D)	151,972
Accrued warranty cost	30,738	9,899	(17,817)	(B)	22,820
Accrued product liability	23,194	3,738	(9,223)	(C)	17,709
Year Ended December 31, 2014
Deducted from asset accounts—
Allowance for doubtful accounts	$22,294	$1,775	$(7,196)	(A)	$16,873
Inventory obsolescence reserve	15,086	5,993	(3,504)	(B)	17,575
Tax valuation allowances	117,790	33,195	(17,073)	(D)	133,912
Accrued warranty cost	27,362	26,097	(22,721)	(B)	30,738
Accrued product liability	20,368	7,999	(5,173)	(C)	23,194
  ________________________
Note (A)—Uncollectible accounts written off, net of recoveries.
Note (B)—Amounts written off or payments incurred.
Note (C)—Loss and loss adjustment.
Note (D)—Other activity not affecting federal or foreign tax expense.