Form 10-Q
period 2017-03-31
INVACARE CORP
filed 2017-05-08
CIK 742112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check One):    Large accelerated filer ☐    Accelerated filer ☒  Non-accelerated filer  ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒

As of May 5, 2017, the registrant had 32,060,839 Common Shares and 722,269 Class B Common Shares outstanding.

	Item	Page
PART I: FINANCIAL INFORMATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations	2	1
Financial Statements (Unaudited)	1
Condensed Consolidated Statement of Comprehensive Income (Loss) - Three Months Ended March 31, 2017 and March 31, 2016		16
Condensed Consolidated Balance Sheets - March 31, 2017 and December 31, 2016		17
Condensed Consolidated Statement of Cash Flows - Three Months Ended March 31, 2017 and March 31, 2016		18
Notes to Condensed Consolidated Financial Statements - March 31, 2017		19
Quantitative and Qualitative Disclosures About Market Risk	3	53
Controls and Procedures	4	53

PART II: OTHER INFORMATION
Legal Proceedings	1	54
Risk Factors	1A	54
Unregistered Sales of Equity Securities and Use of Proceeds	2	55
Exhibits	6	56
Signatures		57

About Invacare Corporation

Invacare Corporation (NYSE: IVC) is a leading manufacturer and distributor in its markets for medical equipment used in non-acute care settings. At its core, the company designs, manufactures and distributes medical devices that help people to move, breathe, rest and perform essential hygiene. The company provides medical device solutions for congenital (e.g., cerebral palsy, muscular dystrophy, spina bifida), acquired (e.g., stroke, spinal cord injury, traumatic brain injury, post-acute recovery, pressure ulcers) and degenerative (e.g., ALS, multiple sclerosis, chronic obstructive pulmonary disease (COPD), elderly, bariatric) ailments. The company's products are important parts of care for people with a wide range of challenges, from those who are active and heading to work or school each day and may need additional mobility or respiratory support, to those who are cared for in residential care settings, at home and in rehabilitation centers. The company sells its products principally to home medical equipment providers with retail and e-commerce channels, residential care operators, dealers and government health services in North America, Europe and Asia/Pacific. For more information about the company and its products, visit Invacare's website at www.invacare.com.

MD&A	Overview

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The discussion and analysis presented below is concerned with material changes in financial condition and results of operations between the periods specified in the condensed consolidated balance sheet at March 31, 2017 and December 31, 2016, and in the condensed consolidated statement of comprehensive income (loss) for the three months ended March 31, 2017 and March 31, 2016. All comparisons presented are with respect to the same period last year, unless otherwise stated. This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes that appear elsewhere in this quarterly report on Form 10-Q and the MD&A included in the company's annual report on Form 10-K for the year ended December 31, 2016.

OVERVIEW

Strategy
The company had a strategy to be a leading provider of durable medical equipment to providers in global markets by providing the broadest portfolio available. This strategy has not kept pace with certain reimbursement changes, competitive dynamics and company-specific challenges. Since 2015, the company has made a major shift in its strategy to align its resources to produce products and solutions that assist customers and end-users with their most clinically complex needs. By focusing the company’s efforts to provide the best possible assistance and outcomes to the people and caregivers who use its products, the company aims to improve its financial condition for sustainable profit and growth. To execute this transformation, the company is undertaking a substantial three-phase, multi-year transformation plan.

Transformation
The company is executing a multi-year transformation to shift to its new strategy, especially in North America. This is expected to yield better financial results from the application of the company’s resources to products and solutions that provide greater healthcare value in clinically complex rehabilitation and post-acute care. The transformation is divided into the following three phases:

Phase One - Assess and Reorient

•	Increase commercial effectiveness;

•	Shift and narrow the product portfolio;

•	Align innovation resources to clinically complex solutions;

•	Accelerate quality efforts with culture of quality excellence; and

•	Develop and expand talent.

Phase One is an investment phase with significant shifts in the mix of the company's business. Reductions in less-accretive product sales, gross margin improvements, SG&A increases and cash consumption are all indicators of the transformative work underway.

Phase Two - Build and Align

•	Leverage commercial improvements;

•	Optimize the business for cost and efficiency;

•	Continue to improve quality systems;

•	Launch new clinical product platforms; and

•	Expand talent management and culture.

By the end of phase two, the company expects growth in sales and gross profit dollars, as well as an improvement in operating income and free cash flow results.

Phase Three - Grow

•	Lead in quality culture and operations excellence; and

•	Grow above market.

By the end of phase three, the company expects continued improvements in net sales, operating margin, operating income and free cash flow.

In 2016, the company made significant progress on its Phase One work, most notably in North America, where some of the greatest improvement is needed. As expected, the 2016 financial results showed the near-term impact of investments in commercial resources, new product development, and quality systems, ahead of accretion. The company will continue to make investments in this transformation, reduce sales in certain areas, refocus resources away from less accretive activities, and look at its global infrastructure for opportunities to drive efficiency.

This progress continued in the first quarter of 2017. Net sales of basic aids for daily living continued to decline, while mobility and seating sales, excluding discontinued consumer power products, increased in the North America Home Medical Equipment (NA/HME) segment, where the transformation is most significant. Gross margin as a percentage of net sales grew compared to the first quarter 2016, primarily due to the company's more favorable mix of products. Through the first half of 2017, the company expects continued lower net sales offset by favorable sales mix shift and increased gross margin as a percentage of net sales.

MD&A	Overview

The company expects to take advantage of opportunities for growth across its many product lines and businesses by providing clinical solutions to the growing demographic in need of the company’s products. The company also remains focused on building an enterprise-wide quality culture, which it believes will ultimately be a competitive advantage. The company intends to move forward with its transformation, while managing through external uncertainty, including foreign currency fluctuations and changes in payor reimbursement policies. The company has demonstrated some improvements in the key short-term metrics as a result of its strategic shift. However, in spite of this, there may be interim periods where the company’s investments do not fully yield expected financial improvements, particularly in light of various external factors.

STATUS OF THE CONSENT DECREE

For a complete description of the consent decree, see the “Contingencies” note to the financial statements contained in Item 1 of this Quarterly Report on Form 10-Q and “Forward-Looking Statements” contained below in this Item.

The company's continued focus on a quality culture and specific actions at its Corporate and Taylor Street facilities resulted in passing three recent milestones related to the consent decree with the United States Food and Drug Administration (FDA). In April 2017, FDA reinstated Certification-2 relating to design controls and accepted the company's third-party expert's Certification-3 report. And as a result, the company submitted its next required report ("the 5H report") to FDA. The 5H report was written by the company detailing its actions to improve its quality systems and overall compliance status together with its written responses to any observations in the independent expert's certification report and prior FDA inspection observations. Upon receipt of the 5H report, FDA has 30 days to initiate reinspection of the company's Corporate and Taylor Street facilities.

The company cannot predict the timing of the inspection, nor any remaining work that may be needed to meet FDA's requirements for resuming full operations at the impacted facilities.

OUTLOOK

The company is focused on transforming its business, especially in North America. Through the first half of 2017, the company expects lower net sales, favorable sales mix and increased gross margin as a percentage of net sales. As the company progresses in the next phase of transformation, it will shift toward growing sales, reducing cost and improving efficiency. The company's priorities remain: emphasizing a culture of quality excellence and achieving its long-term earnings potential. Because of the scope and magnitude of changes being undertaken and the realized and potential changes affecting the business, the company expects some variation in the timing of these results.

MD&A	Results of Operations

RESULTS OF OPERATIONS

On September 30, 2016, the company completed the sale of its subsidiary, Garden City Medical Inc. ("GCM"), to Compass Health Brands. GCM, doing business as PMI and Pinnacle Medsource, sourced and distributed primarily single-use products under the brand ProBasics™ by PMI. GCM was part of the North America/Home Medical Equipment (NA/HME) segment. This divestiture further refined the company’s focus on other lines of business where the company’s resources can best generate returns in areas of complex rehabilitation and post-acute care. CGM was not deemed a discontinued operation for financial reporting purposes, and therefore is included in the results below unless otherwise noted. For more information, see the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

With the implementation during 2016 of ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, the company re-assessed the classification of amortization of debt fees. Historically, these costs were reflected in Selling, General and Administrative (SG&A) expenses, however, the company has determined it is more appropriate to classify the costs as interest expense. The amounts now classified as interest expense versus SG&A expense is $379,000 for the three months ended March 31, 2016.

MD&A	Net Sales

NET SALES

($ in thousands USD)	Q1 17	Q1 16	Reported % Change	Foreign Exchange % Impact	Constant Currency % Change
Europe	119,508	122,031	(2.1)	(5.3)	3.2
NA/HME	84,262	107,672	(21.7)	0.3	(22.0)
IPG	16,373	18,244	(10.3)	—	(10.3)
Asia/Pacific	11,580	9,605	20.6	4.7	15.9
Consolidated	231,723	257,552	(10.0)	(2.2)	(7.8)

NA/HME less divested GCM	84,262	98,513	(14.5)	0.2	(14.7)
Consolidated less divested GCM	231,723	248,393	(6.7)	(2.3)	(4.4)

Constant currency net sales increased in the European and Asia/Pacific segments, but were more than offset by declines in the NA/HME and IPG segments. Excluding the divestiture of the GCM business, consolidated net sales declined 4.4% for the quarter compared to the same period last year with net sales declines in lifestyle and respiratory products partially offset by increases in mobility and seating products.

The company realized a favorable impact from sales mix attributable to mobility and seating products, which comprise a majority of the company's clinically complex product portfolio, which increased to 35% from 31% of the constant currency net sales by product for the first quarter of 2017 as compared to same period last year.

The table above provides net sales change as reported and as adjusted to exclude the impact of foreign exchange translation (constant currency net sales) as well as net sales further adjusted to exclude the impact of the sale of GCM, which was sold in September 2016 and not deemed a discontinued operation from an external reporting perspective. “Constant currency net sales" is a non-GAAP financial measure, which is defined as net sales excluding the impact of foreign currency translation. The current year's functional currency net sales are translated using the prior year's foreign exchange rates. These amounts are then compared to the prior year's sales to calculate the constant currency net sales change.

This favorable net sales mix shift is the result of the company's transformation and, in particular, the implementation of Phase One of the transformation, where the company focused on shifting and narrowing the product portfolio and alignment of resources to focus on clinically complex solutions.

The decline in lifestyle products was partially impacted by the divestiture of GCM. The decline in respiratory products was primarily the result of reduced net sales to national customers for both stationary concentrators and the HomeFill® refilling system product.

MD&A	Net Sales

Constant currency net sales performance drivers by segment:

Europe - The improvement in constant currency net sales was driven by mobility and seating products partially offset by declines in respiratory and lifestyle products.

North America/Home Medical Equipment (NA/HME) - Excluding the divestiture of the GCM business, constant currency net sales declined 14.7% for the quarter compared to the same period last year. The decrease in constant currency net sales was driven by lifestyle and respiratory products, and to a lesser extent, mobility and seating products. In the fourth quarter of 2016, the company discontinued its consumer power wheelchair products. Excluding consumer power wheelchair net sales from the first quarter of 2016, constant currency net sales of mobility and seating products would have increased for the quarter compared to the same period last year.

Institutional Products Group (IPG) - The decrease in constant currency net sales was driven by all major product categories. As previously disclosed, the company is transforming its go-to-market strategy in the post-acute care (PAC) channel. As part of this transformation, the IPG segment has launched robust clinical training programs for its PAC salesforce, and continues to hire new sales associates to complete its North America footprint.

Asia/Pacific - The improvement in constant currency net sales was driven by the Australia and New Zealand distribution businesses as well as the company's subsidiary that produces microprocessor controllers.

MD&A	Gross Profit

GROSS PROFIT

Last year's gross profit was impacted by a charge of $1,220,000 or 0.5 of a percentage point related to a product recall recorded in the NA/HME segment. Excluding this charge, gross margin as a percentage of net sales increased by 1.3 percentage points in the quarter as compared to the same period last year. The increase in gross margin as a percentage of net sales was driven by a favorable sales mix and reduced freight costs partially offset by unfavorable foreign exchange and increased research and development expense related to new products. Gross margin as a percentage of net sales increased for all the segments. Gross profit dollars declined principally in the NA/HME and Europe segments, with increases in Asia/Pacific and IPG segments.

Gross profit drivers by segment:

Europe - Gross margin as a percentage of net sales increased 0.2 of a percentage point, while gross profit dollars decreased $196,000, compared to the same period last year. The decrease in gross profit dollars was driven by unfavorable foreign currency and increased research and development expense partially offset by reduced warranty and freight costs.

NA/HME - Gross margin as a percentage of net sales increased by 2.2 percentage points, while gross profit dollars decreased $3,079,000, compared to the same period last year. Excluding the impact of the divested GCM business, gross margin as a percentage of net sales increased by 2.0 percentage points, while gross profit dollars decreased by $1,030,000. The decrease in gross profit dollars was primarily as a result of sales volume declines partially offset by favorable sales mix and reduced warranty and freight costs. Warranty expense in the first quarter last year included a charge of $1,220,000 related to a product recall.

IPG - Gross margin as a percentage of net sales increased 2.7 percentage points, or $96,000, compared to the same period last year. The slight increase in gross profit dollars was driven by reduced freight and warranty costs partially offset by volume declines.

Asia/Pacific - Gross margin as a percentage of net sales increased by 0.6 of a percentage point, or $231,000, compared to the same period last year. The increase in gross profit dollars was primarily as a result of volume increases and favorable sales mix partially offset by increased research and development expense.

MD&A	SG&A

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

($ in thousands USD)	Q1 17	Q1 16	Reported Change	Foreign Exchange Impact	Constant Currency Change
SG&A Expenses - $	72,513	72,834	(321)	(974)	653
SG&A Expenses - % change			(0.4)	(1.3)	0.9
% to net sales	31.3	28.3
Consolidated less divested GCM - $	72,513	71,567	946	(974)	1,920
Consolidated less divested GCM - % change			1.3	(1.4)	2.7
% to net sales	31.3	28.8

The increase in SG&A expense, excluding the sale of GCM and foreign exchange, was primarily driven by unfavorable foreign currency transactions and increased legal and bad debt expense.

SG&A expense drivers by segment:

Europe - SG&A expenses increased by 2.3%, or $666,000, compared to the same period last year with foreign currency translation decreasing SG&A expenses by approximately $1,211,000, or 4.2 percentage points. Constant currency SG&A expenses increased by $1,877,000, or 6.5%, primarily attributable to increased employment costs and foreign currency transactions.

NA/HME - SG&A expenses decreased 0.2%, or $63,000, compared to the same period last year with foreign currency translation having an immaterial impact. Constant currency SG&A expenses decreased $115,000, or 0.4%. Excluding the impact of the divested GCM business, constant currency SG&A expense increased by $1,152,000 or 3.7 percentage points driven primarily by increased employment costs and bad debt expense.

IPG - SG&A expenses for IPG decreased by 11.8%, or $377,000, compared to the same period last year with foreign currency translation having an immaterial impact. Constant currency SG&A expenses decreased by $384,000 or 12.1 percentage points primarily related to employment costs.

Asia/Pacific - SG&A expenses decreased 1.1%, or $41,000, compared to the same period last year with foreign currency translation increasing SG&A expenses by $178,000, or 4.7 percentage points. Constant currency SG&A expenses decreased by $219,000, or 5.8%, primarily driven by employment costs.

Other - SG&A expenses decreased by 10.4%, or $506,000, compared to the same period last year primarily driven by lower employment costs primarily related to equity compensation expense.

MD&A	Operating Income (Loss)

OPERATING INCOME (LOSS)

($ in thousands USD)	Q1 17	Q1 16	$ Change	% Change
Europe	5,100	5,963	(863)	(14.5)
NA/HME	(9,426)	(6,409)	(3,017)	47.1
IPG	1,898	1,424	474	33.3
Asia/Pacific	(430)	(703)	273	(38.8)
All Other	(4,510)	(5,249)	739	(14.1)
Charges related to restructuring activities	(3,283)	(102)	(3,181)	3,118.6
Consolidated Operating Loss	(10,651)	(5,076)	(5,575)	109.8

The increase in consolidated operating loss was significantly impacted by an increase in restructuring charges and increased segment operating losses primarily related to volume declines, unfavorable foreign currency and increased research and development costs partially offset by reduced warranty expense.

Operating income (loss) by segment:

Europe - Operating income decreased for the first three months of 2017 as compared to the same period last year primarily related to unfavorable foreign exchange and increased SG&A expense partially offset by increased net sales and reduced warranty and freight costs.

NA/HME - Operating loss increased for the first three months of 2017 as compared to the same period last year primarily related to net sales declines partially offset by favorable sales mix and reduced warranty and freight expense. In addition, the first three months of 2016 included $0.8 million in operating income for GCM.

IPG - Operating income increased for the first three months of 2017 as compared to the same period last year primarily related to reduced SG&A expense and warranty and freight costs partially offset by net sales declines.

Asia/Pacific - Operating loss decreased for the first three months of 2017 as compared to the same period last year primarily related to increased net sales and favorable sales mix partially offset by increased research and development costs.

All Other - Operating loss decrease was primarily impacted by reduced SG&A expense.

Charge Related to Restructuring Activities

Restructuring charges totaled $3,283,000 in the first three months of 2017 related to severance and contract terminations in the NA/HME segment ($2,242,000) and severance in the Europe ($690,000) and Asia/Pacific ($351,000) segments. In the first three months of 2016, the company incurred restructuring charges of $102,000 related principally to severance costs incurred in the NA/HME segment ($61,000) and the Asia/Pacific segment ($41,000). The majority of the outstanding restructuring accruals at March 31, 2017 are expected to be paid out in the next twelve months other than certain executive payments which will be paid out over the next few years.

MD&A	Other Items

OTHER ITEMS

Net Gain on Convertible Debt Derivatives

($ in thousands USD)	March 31, 2017	December 31, 2016	Change in Fair Value - Gain (Loss)

Three Months Ended March 31, 2017
Convertible Note Hedge Asset	19,641	25,471	(5,830)
Convertible Debt Conversion Liability	(23,977)	(30,708)	6,731
Net gain on convertible debt derivatives			901

	March 31, 2016	Debt Issuance Date	Change in Fair Value - Gain (Loss)
Three Months Ended March 31, 2016
Convertible Note Hedge Asset	29,297	27,975	1,322
Convertible Debt Conversion Liability	(35,198)	(34,480)	(718)
Net gain on convertible debt derivatives			604

The company recognized net gains of $901,000 and $604,000 for the three months ended March 31, 2017 and March 31, 2016, respectively, related to the fair value of the convertible debt derivatives. See "Long-Term Debt" in the notes to the Consolidated Financial Statements included elsewhere in this report for more detail.

Interest

($ in thousands USD)	Q1 17	Q1 16	$ Change	% Change
Interest Expense	4,518	2,373	2,145	90.4
Interest Income	(88)	(54)	(34)	63.0

The increase in interest expense for the first quarter as compared to the same period last year was primarily due to the convertible notes issuance in the first quarter of 2016.

Income Taxes

The company had an effective tax rate of 18.3% on losses before tax for the three months ended March 31, 2017 compared to an expected benefit at the U.S. statutory rate of 35.0% on the pre-tax losses for each period. The company's effective tax rate for the three months ended March 31, 2017 was unfavorable as compared to the U.S. federal statutory rate expected benefit, principally due to the negative impact of the company not being able to record tax benefits related to the significant losses in countries which had tax valuation allowances. The effective tax rate was reduced by certain taxes outside the United States, excluding countries with tax valuation allowances, that were at an effective rate lower than the U.S. statutory rate.

The company had an effective tax rate of 26.9% on losses before tax for the three months ended March 31, 2016 compared to an expected benefit at the U.S. statutory rate of 35.0% on the pre-tax losses for each period. The company's effective tax rate for the three months ended March 31, 2016 was unfavorable as compared to the U.S. federal statutory rate expected benefit, principally due to the negative impact of the company not being able to record tax benefits related to the significant losses in countries which had tax valuation allowances. The effective tax rate was reduced by certain taxes outside the United States, excluding countries with tax valuation allowances, that were at an effective rate lower than the U.S. statutory rate.

Installment payments were made in the first half of 2016 related to a previously disclosed liability for uncertain tax positions and current taxes payable, and during the second quarter of 2016, the company accelerated and paid the balance of the installment obligation, in order to reduce interest costs.

MD&A	Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES

The company continues to maintain an adequate liquidity position through its unused bank lines of credit (see Long-Term Debt in the Notes to Condensed Consolidated Financial Statements included in this report).

Key balances on the company's balance sheet and related metrics:

($ in thousands USD)	March 31, 2017	December 31, 2016	$ Change	% Change
Cash and cash equivalents	76,836	124,234	(47,398)	(38.2)
Working capital (1)	171,211	188,211	(17,000)	(9.0)
Total debt (2)	182,590	196,501	(13,911)	(7.1)
Long-term debt (2)	180,392	181,240	(848)	(0.5)
Total shareholders' equity	407,160	422,387	(15,227)	(3.6)
Credit agreement borrowing availability (3)	41,990	44,260	(2,270)	(5.1)

(1)	Current assets less current liabilities.

(2)	Long-term debt and Total debt exclude debt issuance costs recognized as a deduction from the carrying amount of that debt liability and debt discounts classified as equity.

(3)	The change in borrowing capacity is due to changes in the calculated borrowing base and is not the result of borrowings.

The company's total debt outstanding, inclusive of the debt discount related to the convertible senior subordinated debentures due 2027 included in equity in accordance with FSB APB 14-1 as well as the debt discount and fees associated with the convertible senior notes due 2021, decreased by $13,911,000 to $182,590,000 at March 31, 2017 from $196,501,000 as of December 31, 2016. The debt decrease during first three months of 2017 was principally a result of the company's repurchase of all of the outstanding $13,350,000 principal amount of 4.125% Convertible Senior Subordinated Debentures due 2027 (the "2027 Debentures") as the holders exercised their February 1, 2017 right to require the company to repurchase their 2027 Debentures (see Long-Term Debt in the notes to Condensed Consolidated Financial Statements included in this report).

The company's cash balances were utilized for normal operations and debt repayment during the three-month period ended March 31, 2017. Debt repayments, acquisitions, divestitures, the timing of vendor payments, the timing of customer rebate payments, the granting of extended payment terms to significant national accounts and other activity can have a significant impact on the company's cash flow and borrowings outstanding such that the debt reported at the end of a given period may be materially different than debt levels during a given period. While the company has cash balances in various jurisdictions around the world, there are no material restrictions regarding the use of such cash for dividends within the company, loans or other purposes, except in China where the cash balance as of March 31, 2017 was approximately $6,396,000.

Based on the company's current expectations, the company believes that its cash balances, available borrowing capacity under its credit facilities should be sufficient to meet working capital needs, capital requirements, and commitments for at least the next twelve months. Notwithstanding the company's expectations, if the company's operating results decline as the result of pressures on the business due to, for example, currency fluctuations or regulatory issues or the company's failure to execute its business plans or if the company's transformation takes longer than expected, the company may be unable to comply with its obligations under the credit facilities, and its lenders could demand repayment of any amounts outstanding under the company's credit facilities.

The company also has an agreement with De Lage Landen, Inc. (“DLL”), a third-party financing company, to provide lease financing to the company's U.S. customers. Either party could terminate this agreement with 180 days' notice or 90 days' notice by DLL upon the occurrence of certain events. Should this agreement be terminated, the company's borrowing needs under its credit facilities could increase.

While there is general concern about the potential for rising interest rates, the company expects that it will be able to absorb modest rate increases in the months ahead without any material impact on its liquidity or capital resources. As of March 31, 2017, the weighted average floating interest rate on revolving credit borrowings, excluding capital leases, was 4.97% compared to 4.85% as of December 31, 2016.

See Long-Term Debt in the Notes to the Consolidated Financial Statements for more details regarding the company's credit facilities.

MD&A	Liquidity and Capital Resources

CAPITAL EXPENDITURES

The company estimates that capital investments for 2017 could approximate between $15,000,000 and $18,000,000, compared to actual capital expenditures of $10,151,000 in 2016. The anticipated increase considers the company's investments to transform the company. The terms of the company's credit facilities limit the company's annual capital expenditures to $35,000,000. As of March 31, 2017, the company has material capital expenditure commitments outstanding, consisting primarily of computer systems contracts. See Item 7. Contractual Obligations of the company's Annual Report on Form 10-K for the year ended December 31, 2016.

DIVIDEND POLICY

On February 21, 2017, the company's Board of Directors declared a quarterly cash dividend of $0.0125 per Common Share and $0.011364 per Class B Common Share to shareholders of record as of April 3, 2017, which was paid on April 13, 2017. At the current rate, the cash dividend will amount to $0.05 per Common Share and $0.045 per Class B Common Share on an annual basis, subject to Board of Directors approval of future dividend payments.

MD&A	Cash Flows

CASH FLOWS

The cash used by operating activities in the first three months of 2017 was driven by net loss and increases in inventory and accounts receivable and reductions in accrued expenses. The decrease in cash used by operating activities in the first three months of 2017 compared to the same period last year was principally due to timing of bonus payments which were paid in the first quarter of 2016 and installment tax payments in the first quarter of 2016 related to a previously disclosed liability for uncertain tax positions, which was incremental when compared to tax payments during the first three months of 2017.
The increase in cash flows used by investing activities for the first three months of 2017 as compared to the same period last year was primarily related to an increase in capital expenditures.

Cash flows used by financing activities in the first three months of 2017 were driven principally by the repayment of $13,350,000 in aggregate principal amount of the 2027 Debentures. Cash flows provided by financing activities in the first three months of 2016 reflect net proceeds received as a result of the issuance of Convertible Senior Notes due 2021, including the net proceeds used for the related convertible note hedge transactions, repurchase of common shares and payment of financing costs.

Free cash flow is a non-GAAP financial measure and is reconciled to the corresponding GAAP measure as follows (in thousands):

($ in thousands USD)	Three Months Ended
	2017	2016
Net cash used by operating activities	(30,330)	(38,705)
Plus: Sales or property and equipment	10	4
Less: Purchases of property and equipment	(3,034)	(1,464)
Free Cash Flow	(33,354)	(40,165)

The first three months 2017 and 2016 free cash flow was negatively impacted by the same items that affected cash flows used by operating activities. Free cash flow is a non-GAAP financial measure that is comprised of net cash used by operating activities less purchases of property and equipment plus proceeds from sales of property and equipment. Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the company and its ability to repay debt or make future investments (including acquisitions, etc.).

MD&A	Cash Flows

The company's approximate cash conversion days at March 31, 2017, December 31, 2016 and March 31, 2016 are as follows:
Days in receivables are equal to current quarter net current receivables divided by trailing four quarters of net sales multiplied by 365 days.  Days in inventory and accounts payable are equal to current quarter net inventory and accounts payable, respectively, divided by trailing four quarters of cost of sales multiplied by 365 days. Total cash conversion days are equal to days in receivables plus days in inventory less days in accounts payable.

MD&A	Accounting Estimates and Pronouncements

ACCOUNTING ESTIMATES AND PRONOUNCEMENTS

CRITICAL ACCOUNTING ESTIMATES

The Consolidated Financial Statements included in the report include accounts of the company and all majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Consolidated Financial Statements and related footnotes. In preparing the financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Please refer to the Critical Accounting Estimates section within MD&A of company's Annual Report on Form 10-K for the period ending December 31, 2016.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For the company’s disclosure regarding recently issued accounting pronouncements, see Accounting Policies - Recent Accounting Pronouncements in the Notes to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

MD&A	Forward-Looking Statements

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “could,” “plan,” “intend,” “expect,” “continue,” “believe” and “anticipate,” as well as similar comments, denote forward-looking statements that are subject to inherent uncertainties that are difficult to predict. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties, which include, but are not limited to, the following: adverse effects of the company’s consent decree of injunction with the U.S. Food and Drug Administration (FDA), including but not limited to, compliance costs, limitations on the production and/or distribution of the company's products, inability to bid on or win certain contracts, unabsorbed capacity utilization, including fixed costs and overhead, or limitations on the company’s ability to design new power wheelchairs at its Corporate and Taylor Street facilities; any circumstances or developments that might delay or adversely impact FDA's inspection of the company's quality systems at the Elyria, Ohio, facilities impacted by the consent decree, including any possible failure to comply with the consent decree or FDA regulations, any requirement to perform additional remediation activities or further resultant delays in receipt of FDA's written notification to resume operations; regulatory proceedings or the company's failure to comply with regulatory requirements or receive regulatory clearance or approval for the company's products or operations in the United States or abroad; adverse effects of regulatory or governmental inspections of company facilities at any time and governmental enforcement actions; circumstances or developments that may make the company unable to implement or realize the anticipated benefits, or that may increase the costs, of its current business initiatives; possible adverse effects on the company's liquidity that may result from delays in the implementation or realization of benefits of its current business initiatives; product liability or warranty claims; product recalls, including more extensive warranty or recall experience than expected; the failure or refusal of customers or healthcare professionals to sign verification of medical necessity (VMN) documentation or other certification forms required by the exceptions to FDA consent decree; possible adverse effects of being leveraged, including interest rate or event of default risks; exchange rate fluctuations, particularly in light of the relative importance of the company's foreign operations to its overall financial performance and including the existing and potential impacts from the Brexit referendum; potential impacts of the new United States administration’s policies, and any legislation or regulations that may result from those policies, such as possible border-adjusted taxes on imported goods; legal actions, including adverse judgments or settlements of litigation or claims in excess of available insurance limits; adverse changes in government and other third-party payor reimbursement levels and practices both in the U.S. and in other countries (such as, for example, more extensive pre-payment reviews and post-payment audits by payors, or the continuing impact of the Medicare National Competitive

Bidding program); ineffective cost reduction and restructuring efforts or inability to realize anticipated cost savings or achieve desired efficiencies from such efforts; delays, disruptions or excessive costs incurred in facility closures or consolidations; tax rate fluctuations; additional tax expense or additional tax exposures, which could affect the company's future profitability and cash flow; inability to design, manufacture, distribute and achieve market acceptance of new products with greater functionality or new product platforms that deliver the anticipated benefits; consolidation of health care providers; lower cost imports; uncollectible accounts receivable; difficulties in implementing/upgrading Enterprise Resource Planning systems; risk of cybersecurity attack, data breach or data loss and/or delays in or inability to recover or restore data and IT systems; risks inherent in managing and operating businesses in many different foreign jurisdictions; decreased availability or increased costs of materials which could increase the company's costs of producing or acquiring the company's products, including possible increases in commodity costs or freight costs; heightened vulnerability to a hostile takeover attempt or other shareholder activism; provisions of Ohio law or in the company's debt agreements, charter documents or other agreements that may prevent or delay a change in control, as well as the risks described from time to time in the company's reports as filed with the Securities and Exchange Commission. Except to the extent required by law, the company does not undertake and specifically declines any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

Financial Statements

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Income (Loss) (unaudited)

(In thousands, except per share data)	Three Months Ended March 31,
	2017	2016
Net sales	$231,723	$257,552
Cost of products sold	166,578	189,692
Gross Profit	65,145	67,860
Selling, general and administrative expenses	72,513	72,834
Charges related to restructuring activities	3,283	102
Operating Loss	(10,651)	(5,076)
Net gain on convertible debt derivatives	(901)	(604)
Interest expense	4,518	2,373
Interest income	(88)	(54)
Loss Before Income Taxes	(14,180)	(6,791)
Income tax provision	2,600	1,825
Net Loss	$(16,780)	$(8,616)

Dividends Declared per Common Share	$0.0125	$0.0125

Net Loss per Share—Basic	$(0.52)	$(0.27)
Weighted Average Shares Outstanding—Basic	32,475	32,371
Net Loss per Share—Assuming Dilution	$(0.52)	$(0.27)
Weighted Average Shares Outstanding—Assuming Dilution	32,704	32,600

Net Loss	$(16,780)	$(8,616)
Other comprehensive income (loss):
Foreign currency translation adjustments	949	10,769
Defined Benefit Plans:
Amortization of prior service costs and unrecognized gains	(295)	(190)
Deferred tax adjustment resulting from defined benefit plan activity	(3)	(16)
Valuation reserve associated with defined benefit plan activity	3	16
Current period unrealized gain on cash flow hedges	631	1,165
Deferred tax loss related to unrealized gain on cash flow hedges	(166)	(203)
Other Comprehensive Income	1,119	11,541
Comprehensive Income (Loss)	$(15,661)	$2,925

See notes to condensed consolidated financial statements.

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)

	March 31, 2017	December 31, 2016
	(In thousands)
Assets
Current Assets
Cash and cash equivalents	$76,836	$124,234
Trade receivables, net	122,604	116,307
Installment receivables, net	1,655	1,368
Inventories, net	144,758	135,644
Other current assets	34,835	31,519
Total Current Assets	380,688	409,072
Other Assets	23,380	29,687
Intangibles	28,636	29,023
Property and Equipment, net	75,450	75,359
Goodwill	360,596	360,602
Total Assets	$868,750	$903,743
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$92,483	$88,236
Accrued expenses	107,215	110,095
Current taxes payable	7,581	7,269
Short-term debt and current maturities of long-term obligations	2,198	15,261
Total Current Liabilities	209,477	220,861
Long-Term Debt	147,288	146,088
Other Long-Term Obligations	104,825	114,407
Shareholders’ Equity
Preferred Shares (Authorized 300 shares; none outstanding)	—	—
Common Shares (Authorized 100,000 shares; 35,652 and 35,318 issued and outstanding in 2017 and 2016, respectively)—no par	9,064	8,974
Class B Common Shares (Authorized 12,000 shares; 729 issued and outstanding in 2017 and 2016, respectively)—no par	183	183
Additional paid-in-capital	266,892	266,151
Retained earnings	248,967	266,144
Accumulated other comprehensive income	(18,216)	(19,335)
Treasury shares (3,616 shares in 2017 and 2016, respectively)	(99,730)	(99,730)
Total Shareholders’ Equity	407,160	422,387
Total Liabilities and Shareholders’ Equity	$868,750	$903,743

See notes to condensed consolidated financial statements.

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (unaudited)

	For the Three Months Ended March 31,
	2017	2016
Operating Activities	(In thousands)
Net loss	$(16,780)	$(8,616)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,593	3,653
Provision for losses on trade and installment receivables	176	47
Benefit for deferred income taxes	(728)	(29)
Provision for other deferred liabilities	283	79
Provision for stock-based compensation	838	2,089
Loss on disposals of property and equipment	9	19
Amortization of convertible debt discount	1,749	664
Amortization of debt fees	521	379
Gain on convertible debt derivatives	(901)	(604)
Changes in operating assets and liabilities:
Trade receivables	(6,386)	(6,938)
Installment sales contracts, net	(161)	(674)
Inventories	(8,603)	(9,480)
Other current assets	(1,714)	(2,495)
Accounts payable	4,028	(2,529)
Accrued expenses	(4,322)	(12,108)
Other long-term liabilities	(1,932)	(2,162)
Net Cash Used by Operating Activities	(30,330)	(38,705)
Investing Activities
Purchases of property and equipment	(3,034)	(1,464)
Proceeds from sale of property and equipment	10	4
Change in other long-term assets	19	(103)
Other	(3)	42
Net Cash Used by Investing Activities	(3,008)	(1,521)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	—	122,025
Payments on revolving lines of credit and long-term borrowings	(14,027)	(546)
Proceeds from exercise of stock options	—	17
Payment of financing costs	—	(4,562)
Payment of dividends	(397)	(400)
Issuance of warrants	—	12,376
Purchase of treasury stock	—	(5,000)
Net Cash Provided (Used) by Financing Activities	(14,424)	123,910
Effect of exchange rate changes on cash	364	965
Increase (Decrease) in cash and cash equivalents	(47,398)	84,649
Cash and cash equivalents at beginning of year	124,234	60,055
Cash and cash equivalents at end of period	$76,836	$144,704

See notes to condensed consolidated financial statements.

Notes to Financial Statements	Accounting Policies

Accounting Policies

Principles of Consolidation:

The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of March 31, 2017 and the results of its operations and changes in its cash flow for the three months ended March 31, 2017 and 2016, respectively. Certain foreign subsidiaries, represented by the European segment, are consolidated using a February 28 quarter end in order to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the company's financial statements. All significant intercompany transactions are eliminated. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates:

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates.

Recent Accounting Pronouncements (Already Adopted):
In March 2016, the FASB issued ASU 2016-09, "Compensation – Stock Compensation: Topic 718: Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The company adopted ASU 2016-09, effective January 1, 2017, which did not have a material impact on the company's financial statements.
In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” to simplify the subsequent measurement of inventory. With effectiveness of this update, entities are required to subsequently measure inventory at the lower of cost or net realizable value rather than at the lower of cost or market. The company adopted ASU 2015-11, effective January 1, 2017, which did not have a material impact on the company's financial statements.

Recent Accounting Pronouncements (Not Yet Adopted):

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 requires a company to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The guidance requires five steps to be applied: 1) identify the contract(s) with customers, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligation in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also requires both quantitative and qualitative disclosures, which are more comprehensive than existing revenue standards. The disclosures are intended to enable financial statement users to understand the nature, timing and uncertainty of revenue and the related cash flow. An entity can apply the new revenue standard retrospectively to each prior reporting period presented or retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings. The new accounting guidance is effective for annual periods beginning after December 15, 2017, due to an approved one-year deferral, and early adoption is permitted. During 2016, the company completed a preliminary assessment of its contracts and is currently continuing its review of contracts and related accounting. Based on this review, the company does not expect this standard will have a material impact on the company's results of operations or cash flows in the periods after adoption. Pursuant to ASU 2014-09, revenues are recognized as control transfers to the customers, which is consistent with the current revenue recognition model and the current accounting for the majority of the company's contracts. The company will continue to evaluate the impact of ASU 2014-09, as well as any subsequent updates and clarifications, the possible impact of the standard on any new contracts entered into by the company through the date of adoption and determine the transition method of retrospective or cumulative effect transition method.

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

Notes to Financial Statements	Accounting Policies

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

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The guidance in ASU 2017-04 eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new ASU, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for annual or interim goodwill impairment testing performed after January 1, 2017. The company is currently reviewing the impact of the adoption of ASU 2017-04 on the company's financial statements.

Reclassifications:

In 2016, the company redefined the measure by which it evaluates segment profit or loss to be segment operating profit (loss). The previous performance measure was earnings before income taxes. All prior periods presented were restated to reflect the new measure. During the first quarter of 2017, a subsidiary, formerly included in the Europe segment transferred to the NA/HME segment as it is managed by the NA/HME segment manager effective January 1, 2017. This restatement increased revenues from external customers by $1,301,000 and operating loss by $107,000 for NA/HME with an offsetting impact for Europe. For the year 2016, this restatement will increase revenues from external customers by $5,211,000 and operating loss by $128,000 for NA/HME with an offsetting impact for Europe.

The company has historically classified the amortization of debt issuance costs as a component of Selling, General and Administrative (SG&A) Expenses. During the second quarter of 2016, the company determined that it is more appropriate to classify this amortization as a component of Interest Expense. Therefore, interest expense for the three months ended March 31, 2016 was increased by $379,000 with a corresponding decrease to SG&A expenses. There was no change to Loss Before Income Taxes for any period presented.

Notes to Financial Statements	Divested Businesses

Divested Businesses

Operations Held For Sale

On September 30, 2016, the company completed the sale of its subsidiary, Garden City Medical Inc, a Delaware corporation and wholly-owned subsidiary (“GCM”), dba PMI and Pinnacle Medsource, to Compass Health Brands Corp., a Delaware corporation (the “Purchaser”), pursuant to a Share Purchase Agreement. GCM sourced and distributed primarily lifestyle products under the brand ProBasics™ by PMI. GCM was part of the NA/HME segment of the company. The price paid to the company for GCM was $13,829,000 in cash, and net proceeds from the transaction were $12,729,000, net of expenses. The company recorded a pre-tax gain of $7,386,000 in the third quarter of 2016, which represented the excess of the net sales price over the book value of the assets and liabilities of GCM. The sale of GCM was dilutive to the company's results. The company utilized the net proceeds to fund operations. The company determined that the sale of GCM did not meet the criteria for classification as a discontinued operation in accordance with ASU 2014-08 but the "held for sale" criteria of ASC 360-10-45-9 were met and thus GCM was treated as held for sale for purposes of the Condensed Consolidated Balance Sheet as of December 31, 2015.

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

Prior to 2017, the company had recorded expenses related to the sale of all operations held for sale, including GCM, totaling $2,892,000, of which $1,512,000 has been paid out as of March 31, 2017.

Discontinued Operations
From 2012 through 2014, the company sold three businesses which were classified as discontinued operations. Prior to 2017, the company had recorded cumulative expenses related to the sale of discontinued operations totaling $8,801,000, of which $8,405,000 have been paid as of March 31, 2017.

Notes to Financial Statements	Current Assets

Current Assets

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

The estimated allowance for uncollectible amounts ($7,140,000 at March 31, 2017 and $6,916,000 at December 31, 2016) is based primarily on management’s evaluation of the financial condition of specific customers. In addition, as a result of the company's financing arrangement with De Lage Landen, Inc. ("DLL"), a third-party financing company with which the company has worked since 2000, management monitors the collection status of these contracts in accordance with the company’s limited recourse obligations and provides amounts necessary for estimated losses in the allowance for doubtful accounts and establishes reserves for specific customers as needed. The company writes off uncollectible trade accounts receivable after such receivables are moved to collection status and legal remedies are exhausted. See Concentration of Credit Risk in the Notes to the Consolidated Financial Statements for a description of the financing arrangement. Long-term installment receivables are included in “Other Assets” on the consolidated balance sheet.

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

Notes to Financial Statements	Current Assets

Installment receivables consist of the following (in thousands):

	March 31, 2017			December 31, 2016
	Current	Long- Term	Total	Current	Long- Term	Total
Installment receivables	$2,285	$2,601	$4,886	$2,027	$2,685	$4,712
Less: Unearned interest	(42)	—	(42)	(40)	—	(40)
	2,243	2,601	4,844	1,987	2,685	4,672
Allowance for doubtful accounts	(588)	(2,073)	(2,661)	(619)	(2,219)	(2,838)
Installment receivables, net	$1,655	$528	$2,183	$1,368	$466	$1,834

Installment receivables purchased from DLL during the three months ended March 31, 2017 increased the gross installment receivables balance by $345,000. No sales of installment receivables were made by the company during the quarter.

The movement in the installment receivables allowance for doubtful accounts was as follows (in thousands):

	Three Months Ended March 31, 2017	Year Ended December 31, 2016
Balance as of beginning of period	$2,838	$2,792
Current period provision (benefit)	(177)	1,220
Direct write-offs charged against the allowance	—	(1,174)
Balance as of end of period	$2,661	$2,838

Installment receivables by class as of March 31, 2017 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired installment receivables with a related allowance recorded	$3,947	$3,947	$2,529	$—
Canada
Non-Impaired installment receivables with no related allowance recorded	807	765	—	23
Impaired installment receivables with a related allowance recorded	132	132	132	—
Total Canadian installment receivables	939	897	132	23
Total
Non-Impaired installment receivables with no related allowance recorded	807	765	—	23
Impaired installment receivables with a related allowance recorded	4,079	4,079	2,661	—
Total installment receivables	$4,886	$4,844	$2,661	$23

Notes to Financial Statements	Current Assets

Installment receivables by class as of December 31, 2016 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired installment receivables with a related allowance recorded	$3,762	$3,762	$2,706	$—
Canada
Non-Impaired installment receivables with no related allowance recorded	818	778	—	65
Impaired installment receivables with a related allowance recorded	132	132	132	—
Total Canadian installment receivables	950	910	132	65
Total
Non-Impaired installment receivables with no related allowance recorded	818	778	—	65
Impaired installment receivables with a related allowance recorded	3,894	3,894	2,838	—
Total installment receivables	$4,712	$4,672	$2,838	$65

Installment receivables with a related allowance recorded as noted in the table above represent those installment receivables on a non-accrual basis in accordance with ASU 2010-20. As of March 31, 2017, the company had no U.S. installment receivables past due of 90 days or more for which the company is still accruing interest. Individually, all U.S. installment receivables are assigned a specific allowance for doubtful accounts based on management’s review when the company does not expect to receive both the contractual principal and interest payments as specified in the loan agreement. In Canada, the company had an immaterial amount of Canadian installment receivables which were past due of 90 days or more as of March 31, 2017 and December 31, 2016 for which the company is still accruing interest.

The aging of the company’s installment receivables was as follows (in thousands):

	March 31, 2017			December 31, 2016
	Total	U.S.	Canada	Total	U.S.	Canada
Current	$813	$—	$813	$832	$—	$832
0-30 Days Past Due	11	—	11	18	—	18
31-60 Days Past Due	7	—	7	12	—	12
61-90 Days Past Due	7	—	7	2	—	2
90+ Days Past Due	4,048	3,947	101	3,848	3,762	86
	$4,886	$3,947	$939	$4,712	$3,762	$950

Notes to Financial Statements	Current Assets

Inventories

Inventories consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Finished goods	$72,642	$68,701
Raw materials	61,570	56,270
Work in process	10,546	10,673
Inventories, net	$144,758	$135,644

Other Current Assets

Other current assets consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Value added tax receivables	$16,995	$14,336
Service contracts	2,809	2,902
Derivatives (foreign currency forward contracts)	2,497	2,754
Prepaid insurance	2,290	2,761
Prepaid inventory	462	790
Recoverable income taxes	422	503
Prepaid debt fees	294	489
Prepaid and other current assets	9,066	6,984
Other Current Assets	$34,835	$31,519

Notes to Financial Statements	Long-Term Assets

Long-Term Assets

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Convertible note hedge asset	$19,641	$25,471
Cash surrender value of life insurance policies	1,847	1,824
Deferred financing fees	820	793
Installment receivables	528	466
Deferred taxes	334	837
Investments	104	108
Other	106	188
Other Long-Term Assets	$23,380	$29,687

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

Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Machinery and equipment	$289,940	$301,367
Land, buildings and improvements	74,056	73,709
Leasehold improvements	12,040	12,054
Furniture and fixtures	9,705	10,100
Property and Equipment, gross	385,741	397,230
Less allowance for depreciation	(310,291)	(321,871)
Property and Equipment, net	$75,450	$75,359

Goodwill
The change in goodwill from December 31, 2016 to March 31, 2017 was due to foreign currency translation.

Notes to Financial Statements	Long-Term Assets

Intangibles

The company's intangibles consist of the following (in thousands):

	March 31, 2017		December 31, 2016
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer lists	$49,351	$46,110	$49,362	$45,797
Trademarks	24,088	—	24,091	—
Developed technology	7,283	6,009	7,287	5,969
Patents	5,532	5,521	5,512	5,487
License agreements	1,137	1,137	1,126	1,126
Other	1,162	1,140	1,162	1,138
Intangibles	$88,553	$59,917	$88,540	$59,517

All of the company’s intangible assets have been assigned definite lives and continue to be amortized over their useful lives, except for trademarks shown above, which have indefinite lives. The changes in intangible balances reflected on the balance sheet from December 31, 2016 to March 31, 2017 were the result of foreign currency translation and amortization.

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

Amortization expense related to intangibles was $380,000 in the first three months of 2017 and is estimated to be $1,481,000 in 2017, $1,462,000 in 2018, $1,161,000 in 2019, $170,000 in 2020, $170,000 in 2021 and $170,000 in 2022. Amortized intangibles are being amortized on a straight-line basis over remaining lives of 1 to 10 years with the majority of the intangibles being amortized over an average remaining life of approximately 4 years.

Notes to Financial Statements	Current Liabilities

Current Liabilities

Accrued Expenses

Accrued expenses consist of accruals for the following (in thousands):

	March 31, 2017	December 31, 2016
Salaries and wages	$31,297	$32,959
Warranty cost	23,226	23,302
Taxes other than income taxes, primarily value added taxes	17,304	19,194
Freight	5,226	5,211
Professional	4,599	4,728
Product liability, current portion	3,286	3,996
Severance	3,030	2,049
Deferred revenue	2,808	1,446
Interest	1,604	3,747
Rent	1,204	672
Derivative liabilities	1,025	1,783
Insurance	956	742
Rebates	609	356
Supplemental Executive Retirement Program liability	391	391
Other items, principally trade accruals	10,650	9,519
Accrued Expenses	$107,215	$110,095

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

The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

Balance as of January 1, 2017	$23,302
Warranties provided during the period	2,893
Settlements made during the period	(3,177)
Changes in liability for pre-existing warranties during the period, including expirations	208
Balance as of March 31, 2017	$23,226

Notes to Financial Statements	Long-Term Liabilities

Long-Term Liabilities

Long-Term Debt

Debt consists of the following (in thousands):

	March 31, 2017	December 31, 2016
Convertible senior notes at 5.00%, due in February 2021	$116,896	$115,159
Convertible senior subordinated debentures at 4.125%, due in February 2027	—	13,039
Other notes and lease obligations	32,590	33,151
	149,486	161,349
Less current maturities of long-term debt	(2,198)	(15,261)
Long-Term Debt	$147,288	$146,088

The company had outstanding letters of credit of $2,856,000 and $2,853,000 as of March 31, 2017 and December 31, 2016, respectively. There were no borrowings denominated in foreign currencies, excluding a portion of the company's capital leases, as of March 31, 2017 or December 31, 2016. As of March 31, 2017, the weighted average floating interest rate on all borrowings, excluding capital leases, was 4.97% compared to 4.85% as of December 31, 2016.

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

Under the Credit Agreement, the aggregate usage under the U.S. and Canadian Credit Facility may not exceed an amount equal to the sum of (a) 85% of eligible U.S. accounts receivable plus (b) the lesser of (i) 70% of eligible U.S. inventory and eligible foreign in-transit inventory and (ii) 85% of the net orderly liquidation value of eligible U.S. inventory and eligible foreign in-transit inventory (not to exceed $4,000,000), plus (c) the lesser of (i) 85% of the net orderly liquidation value of U.S. eligible machinery and equipment and (ii) $1,754,000 (subject to reduction as provided in the Credit Agreement), plus (d) 85% of eligible Canadian accounts receivable, plus (e) the lesser of (i) 70% of eligible Canadian inventory and (ii) 85% of the net orderly liquidation value of eligible Canadian inventory, less (f) swing loans outstanding under the U.S. and Canadian Credit Facility, less (g) letters of credit issued and undrawn under the U.S. and Canadian Credit Facility, less (h) a $5,000,000 minimum availability reserve, less (i) other reserves required by the Administrative Agent, and in each case subject to the definitions and limitations in the Credit Agreement. As of March 31, 2017, the company was in compliance with all covenant requirements and had borrowing capacity on the U.S. and Canadian Credit Facility under the Credit Agreement of $29,316,000, taking into account the minimum availability reserve, then-outstanding letters of credit, other reserves and the $11,250,000 dominion trigger amount described below.

Notes to Financial Statements	Long-Term Liabilities

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

European Credit Facility

The Credit Agreement also provides for a revolving credit, letter of credit and swing line loan facility which gives the European Borrowers the ability to borrow up to an aggregate principal amount of $30,000,000, with a $5,000,000 sublimit for letters of credit and a $2,000,000 sublimit for swing line loans (the “European Credit Facility”). Up to $15,000,000 of the European Credit Facility will be available to each of Invacare Limited (the “UK Borrower”) and Invacare Poirier SAS (the “French Borrower” and, together with the UK Borrower, the “European Borrowers”). The European Credit Facility matures in January 2018, together with the U.S. and Canadian Credit Facility. The aggregate borrowing availability for each European

Borrower under the European Credit Facility is determined based on a borrowing base formula set forth in the Credit Agreement and summarized below. Under the Credit Agreement, the aggregate borrowings of each of the European Borrowers under the European Credit Facility may not exceed an amount equal to (a) 85% of the European Borrower’s eligible accounts receivable, less (b) the European Borrower’s borrowings and swing line loans outstanding under the European Credit Facility, less (c) the European Borrower’s letters of credit issued and undrawn under the European Credit Facility, less (d) a $3,000,000 minimum availability reserve, less (e) other reserves required by the European Agent, and in each case subject to the definitions and limitations in the Credit Agreement. As of March 31, 2017, the aggregate borrowing availability to the European Borrowers under the European Credit Facility was approximately $12,674,000, considering the $3,000,000 minimum availability reserve and the $3,375,000 dominion trigger amount described below.

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

Notes to Financial Statements	Long-Term Liabilities

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

Convertible senior subordinated debentures due 2027

In 2007, the company issued $135,000,000 principal amount of 4.125% Convertible Senior Subordinated Debentures due 2027 (the "debentures"), of which $0 principal amount remains outstanding as of March 31, 2017.

The holders of the debentures exercised their right to require the company to repurchase all of the debentures on February 1, 2017 at a price equal to 100% of the principal amount. Accordingly, the company classified the debentures as short-term as of December 31, 2016. The company satisfied the accreted value of the debentures using cash on February 2, 2017, and no debentures remained outstanding following that date.

The liability components of the debentures consisted of the following (in thousands):

December 31, 2016
Principal amount of liability component	$13,350
Unamortized discount	(311)
Net carrying amount of liability component	$13,039

The unamortized discount as of December 31, 2016 was fully amortized in the first quarter 2017 as a result of the repurchase of all of the debentures on February 1, 2017.
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

Holders of the notes will have the right to require the company to repurchase all or some of their notes at 100% of their principal, plus any accrued and unpaid interest, upon the occurrence of certain fundamental changes. The initial conversion rate is 60.0492 common shares per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $16.65 per common share). The company evaluated the terms of the conversion features under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the features did require separate accounting as a derivative. This derivative was capitalized on the balance sheet as a long-term liability and will be adjusted to reflect fair value each quarter. The fair value of the convertible debt conversion liability at issuance was $34,480,000. The fair value of the convertible debt conversion liability at March 31, 2017 was $23,977,000 compared to $30,708,000 as of December 31, 2016. The company recognized a gain of $6,731,000 and a loss of $718,000 for the three months ended March 31, 2017 and March 31, 2016, respectively, related to the convertible debt conversion liability.

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

Notes to Financial Statements	Long-Term Liabilities

case may be, upon conversion of the notes. The company evaluated the note hedges under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the note hedges should be accounted for as derivatives. These derivatives were capitalized on the balance sheet as long-term assets and will be adjusted to reflect fair value each quarter. The fair value of the convertible note hedge assets at issuance was $27,975,000. The fair value of the convertible note hedge assets at March 31, 2017 was $19,641,000 compared to $25,471,000 as of December 31, 2016. The company recognized a loss of $5,830,000 and a gain of $1,322,000 for the three months ended March 31, 2017 and March 31, 2016, respectively, related to the convertible note hedge asset.

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

The net proceeds from the offering of the notes were approximately $144,034,000, after deducting fees and offering expenses of $5,966,000. These debt issuance costs were capitalized and are being amortized as interest expense through February 2021. As of March 31, 2017, all $5,966,000 of these costs were paid. In accordance with ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, these debt issuance costs are presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability. Approximately $5,000,000 of the net proceeds from the offering were used to repurchase the company’s common shares from purchasers of notes in the offering in privately negotiated transactions. A portion of the net proceeds from the offering were used to pay the cost of the convertible note hedge transactions (after such cost is partially offset by the proceeds to the company from the warrant transactions), which net cost was $15,600,000.

The liability components of the notes consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Principal amount of liability component	$150,000	$150,000
Unamortized discount	(28,481)	(29,919)
Debt fees	(4,623)	(4,922)
Net carrying amount of liability component	$116,896	$115,159

The unamortized discount of $28,481,000 is to be amortized through February 2021. The effective interest rate on the liability component was 11.1%. Non-cash interest expense of $1,438,000 and $450,000 was recognized for the three months ended March 31, 2017 and March 31, 2016, respectively, in comparison to actual interest expense accrued of $1,875,000 and $753,000, for the same periods respectively, based on the stated coupon rate of 5.0%. The notes were not convertible as of March 31, 2017 nor was the applicable conversion threshold met.

Notes to Financial Statements	Long-Term Liabilities

Other Long-Term Obligations

Other long-term obligations consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Deferred income taxes	$30,355	$31,079
Convertible debt conversion liability	23,977	30,708
Product liability	14,407	16,615
Pension	13,429	13,258
Deferred gain on sale leaseback	6,633	6,703
Supplemental Executive Retirement Plan liability	5,576	5,612
Deferred compensation	3,719	3,593
Uncertain tax obligation including interest	2,897	3,150
Other	3,832	3,689
Other Long-Term Obligations	$104,825	$114,407

During the quarter ended March 31, 2016, the company issued $150,000,000 principal amount of 5.00% Convertible Senior Notes due 2021. As a result of the issuance, a long-term liability representing the convertible debt conversion liability was recorded which is adjusted to reflect fair value quarterly. The amounted included in the above table represents the fair value of the conversion liability as of March 31, 2017 and December 31, 2016. See "Long-Term Debt" in the notes to the Consolidated Financial Statements included elsewhere in this report for more detail.

On April 23, 2015, the company entered into a real estate sale leaseback transaction which resulted in the company recording an initial deferred gain of $7,414,000, the majority of which is included in Other Long-Term Obligations and will be recognized over the 20-year life of the leases. The gain realized was $68,000 and $66,000 for the three months ended March 31, 2017 and 2016, respectively.

Notes to Financial Statements	Equity Compensation

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
The 2013 Plan uses a fungible share-counting method, under which each common share underlying an award of stock options or stock appreciation rights ("SAR") will count against the number of total shares available under the 2013 Plan as one share; and each common share underlying any award other than a stock option or a SAR will count against the number of total shares available under the 2013 Plan as two shares. Shares underlying awards made under the 2003 Plan that are canceled or forfeited may be added back to the 2013 Plan for use in future awards. Any common shares that are added back to the 2013 Plan as the result of the cancellation or forfeiture of an award granted under the 2013 Plan will be added back in the same manner such shares were originally counted against the total number of shares available under the 2013 Plan. Each common share that is added back to the 2013 Plan due to a cancellation or forfeiture of an award granted under the 2003 Plan will be added back as one common share. At March 31, 2017, an aggregate of 2,499,830 common shares underlie awards outstanding under the 2003 Plan, which shares may become available under the 2013 Plan to the extent such awards are forfeited or expire unexercised.
The Compensation and Management Development Committee of the Board (the “Compensation Committee”), in its discretion, may grant an award under the 2013 Plan to any director or employee of the company or an affiliate. As of March 31, 2017, 1,235,259 common shares were available for future issuance under the 2013 Plan in connection with the following types of awards with respect to shares of the company's common shares: incentive stock options, nonqualified stock options, SARs, restricted stock, restricted stock units, unrestricted stock and performance shares. The Compensation Committee also may grant performance units that are payable in cash. The Compensation Committee has the authority to determine which participants will receive awards, the amount of the awards and the other terms and conditions of the awards.
The 2013 Plan provides that shares granted come from the company's authorized but unissued common shares or treasury shares. In addition, the company's stock-based compensation plans allow employee participants to exchange shares for minimum withholding taxes, which results in the company acquiring treasury shares.
The amounts of equity-based compensation expense recognized as part of selling, general and administrative expenses were as follows (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Restricted stock / units	$442	$1,641
Performance shares / units	214	113
Non-Qualified and performance stock options	182	335
Total stock-based compensation expense	$838	$2,089
As of March 31, 2017, unrecognized compensation expense related to equity-based compensation arrangements granted under the company's 2013 Plan and previous plans, which is related to non-vested options and shares, was as follows (in thousands):

March 31, 2017
Restricted stock and restricted stock units	$13,549
Performance shares and performance share units	8,990
Non-Qualified and performance stock options	4,022
Total unrecognized stock-based compensation expense	$26,561

Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures and for updated vesting assumptions for the performance share awards (see "Performance Shares and Performance Share Units" below). No tax benefit for share-based compensation was realized for the three months ended March 31, 2017 and 2016 as a result of a valuation allowance against deferred tax assets.

Notes to Financial Statements	Equity Compensation

Stock Options

Generally, non-qualified stock option awards have a term of ten years and were granted with an exercise price per share equal to the fair market value of one of the company’s Common Shares on the date of grant. Stock option awards granted in 2017 are performance-based awards which will only become exercisable if the performance goals established by the

Compensation Committee are achieved over a 3-year period ending in 2019 and subject to the Compensation Committee's exercise of negative discretion to reduce the number of options vested based on the progress towards the company's transformation. The company expects the compensation expense to be recognized over a weighted-average period of approximately two years.

The following table summarizes information about stock option activity for the three months ended March 31, 2017:

	March 31, 2017		Weighted Average Exercise Price
Options outstanding at January 1, 2017	2,542,732		$21.19
Granted	756,420		12.15
Exercised	—		—
Canceled	(30,725)		20.46
Options outstanding at March 31, 2017	3,268,427		$19.12
Options exercise price range at March 31, 2017	$12.15	to	$33.36
Options exercisable at March 31, 2017	2,546,100
Shares available for grant at March 31, 2017*	1,235,259
________

*
Shares available for grant as of March 31, 2017 reduced by net restricted stock and restricted stock unit award and performance share and performance share unit award activity of 2,657,112 shares and 2,127,934 shares, respectively.

The following table summarizes information about stock options outstanding at March 31, 2017:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding At 3/31/17	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable At 3/31/17	Weighted Average Exercise Price
$ 12.15 – $20.00	1,441,916	7.0	$13.09	735,339	$14.12
$ 20.01 – $25.00	1,083,377	1.9	22.57	1,070,027	22.55
$ 25.01 – $30.00	738,638	1.7	25.55	736,238	25.55
$ 30.01 – $33.36	4,496	3.4	33.36	4,496	33.36
Total	3,268,427	4.8	$19.12	2,546,100	$21.24

Pursuant to the plans, the Compensation Committee has established that grants may not be exercised within one year from the date granted and options must be exercised within ten years from the date granted. All stock options issued in 2017 were performance-based and may vest after the conclusion of the performance period ending December 31, 2019 based on achievement of performance goals established by the Compensation Committee and subject to the Compensation Committee's exercise of negative discretion to reduce the number of options vested based on the progress towards the company's transformation. All other outstanding stock options were issued in 2014 and prior and were not performance-based.

For the stock options issued in 2014 and prior, 25% of such options vested one year following the issuance and provided a four-year vesting period whereby options vest in 25%

installments in each year. Options granted with graded vesting were accounted for as single options.

The fair value of options granted is estimated on the date of grant using a Black-Scholes option-pricing model. The calculated fair value of the 2017 performance option awards was $5.38 based on the following assumptions:

2017
Expected dividend yield	0.4%
Expected stock price volatility	39.1%
Risk-free interest rate	2.31%
Expected life in years	7.8
Forfeiture percentage	5.0%

Notes to Financial Statements	Equity Compensation

Expected dividend yield was based on historical dividends. Expected stock price volatility percentage was calculated at the date of grant based on historical stock prices for a period of time commensurate with the expected life of the option. The assumed expected life and forfeiture percentages were based on the company's historical analysis of option history.

Restricted Stock and Restricted Stock Units

The following table summarizes information about restricted shares and restricted share units (primarily for non-U.S. recipients):

	March 31, 2017	Weighted Average Fair Value
Stock / Units unvested at January 1, 2017	878,356	$15.87
Granted	471,971	12.06
Vested	—	—
Canceled	(27,293)	15.80
Stock / Units unvested at March 31, 2017	1,323,034	$14.51

The restricted stock awards generally vest ratably over the three years after the award date, except for those awards granted in 2014, which vest after a three-year period. Unearned restricted stock compensation, determined as the market value of the shares at the date of grant, is being amortized on a straight-line basis over the vesting period.

Performance Shares and Performance Share Units

The following table summarizes information about performance shares and performance share units (for non-U.S. recipients):

	March 31, 2017	Weighted Average Fair Value
Shares / Units unvested at January 1, 2017	309,468	$14.58
Granted	336,694	12.02
Vested	—	—
Canceled	—	—
Shares / Units unvested at March 31, 2017	646,162	$13.25

During the three months ended March 31, 2017, performance shares and performance share units (for non-U.S. recipients) were granted as performance awards with a three-year performance period with payouts based on achievement of certain performance goals. The awards are classified as equity awards as they will be settled in common shares upon vesting. The number of shares earned will be determined at the end of the performance period based on achievement of performance criteria for January 1, 2017 through December 31, 2019 established by the Compensation Committee at the time of grant. Recipients will be entitled to receive a number of common shares equal to the number of performance shares that vest based upon the levels of achievement which may range between 0% and 150% of the target number of shares with the target being 100% of the initial grant.

The fair value of the performance awards is based on the stock price on the date of grant discounted for the estimated value of dividends foregone as the awards are not eligible for dividends except to the extent vested. The company assesses the probability that the performance targets will be met with expense recognized whenever it is probable that at least the minimum performance criteria will be achieved. Depending upon the company's assessment of the probability of achievement of the goals, the company may not recognize any expense associated with performance awards in a given period, may reverse prior expense recorded or record additional expense to make up for expense not recorded in a prior period. Performance award compensation expense is generally expected to be recognized over three years. No performance award expense has been recognized for the 2015 awards as it is not considered probable that the performance goals for those awards will be met, expense is being recognized for the 2016 and 2017 awards.

Notes to Financial Statements	Accumulated Other Comprehensive Income

Accumulated Other Comprehensive Income (Loss) by Component

Changes in accumulated other comprehensive income ("OCI") for the three months ended March 31, 2017 and March 31, 2016, respectively, were as follows (in thousands):

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
December 31, 2016	$(26,199)	$17,372	$(11,248)	$740	$(19,335)
OCI before reclassifications	(2,153)	3,102	(505)	764	1,208
Amount reclassified from accumulated OCI	—	—	210	(299)	(89)
Net current-period OCI	(2,153)	3,102	(295)	465	1,119
March 31, 2017	$(28,352)	$20,474	$(11,543)	$1,205	$(18,216)

December 31, 2015	$(5,744)	$4,111	$(9,757)	$2,003	$(9,387)
OCI before reclassifications	12,218	(1,449)	(195)	1,128	11,702
Amount reclassified from accumulated OCI	—	—	5	(166)	(161)
Net current-period OCI	12,218	(1,449)	(190)	962	11,541
March 31, 2016	$6,474	$2,662	$(9,947)	$2,965	$2,154

Reclassifications out of accumulated OCI for the three months ended March 31, 2017 and March 31, 2016 were as follows (in thousands):

	Amount reclassified from OCI		Affected line item in the Statement of Comprehensive (Income) Loss
	For the Three Months Ended March 31,
	2017	2016
Defined Benefit Plans
Service and interest costs	$210	$5	Selling, General and Administrative
Tax	—	—	Income Taxes
Total after tax	$210	$5

Derivatives
Foreign currency forward contracts hedging sales	$68	$(427)	Net Sales
Foreign currency forward contracts hedging purchases	(391)	238	Cost of Products Sold
Total before tax	(323)	(189)
Tax	24	23	Income Taxes
Total after tax	$(299)	$(166)

Notes to Financial Statements	Charges Related to Restructuring Activities

Charges Related to Restructuring Activities

The company's restructuring charges were originally necessitated primarily by continued declines in Medicare and Medicaid reimbursement by the U.S. government, as well as similar healthcare reimbursement pressures abroad, which negatively affect the company's customers (e.g. home health care providers) and continued pricing pressures faced by the company as a result of outsourcing by competitors to lower cost locations. Restructuring decisions were also the result of reduced profitability in the NA/HME and Asia/Pacific segments. In addition, as a result of the company's transformation strategy, additional restructuring actions were incurred in 2016 and continue in 2017. The company expects any near-term cost savings from restructuring will be offset by other costs as a result of pressures on the business.
Charges for the quarter ended March 31, 2016 totaled $102,000 which were related to severance costs incurred in the NA/HME segment ($61,000) and the Asia/Pacific segment ($41,000). Payments for the quarter ended March 31, 2016 were $1,190,000 and the cash payments were funded with company's cash on hand. The majority of the 2016 charges have been paid out.

Charges for the quarter ended March 31, 2017 totaled $3,283,000 which were related to NA/HME segment

($2,242,000), Europe segment ($690,000) and the Asia/Pacific segment ($351,000). In NA/HME, costs were incurred related to severance ($2,095,000) and contract termination costs ($147,000). The European and Asia/Pacific charges were for severance costs. Payments for the quarter ended March 31, 2017 were $2,251,000 and the cash payments were funded with company's cash on hand. The majority of the 2017 charges are expected to be paid out within twelve months.
There have been no material changes in accrued balances related to the charges, either as a result of revisions to the plans or changes in estimates. In addition, the savings anticipated as a result of the company's restructuring plans have been or are expected to be achieved, primarily resulting in reduced salary and benefit costs principally impacting Selling, General and Administrative expenses, and to a lesser extent, Costs of Products Sold. However, in general, these savings have been more than offset by the general business decline, higher regulatory and compliance costs related to quality system improvements, and more recently, higher interest expense. To date, the company's liquidity has not been materially impacted. Please refer to Charges Related to Restructuring Activities of company's Annual Report on Form 10-K for the period ending December 31, 2016 for disclosure of restructuring activity prior to 2017.
A progression by reporting segment of the accruals recorded as a result of the restructuring for the first quarter of 2017 is as follows (in thousands):

	Severance	Contract Terminations	Total
December 31, 2016 Balance
NA/HME	$783	$120	$903
Other	1,266	—	1,266
Total	2,049	120	2,169
Charges
NA/HME	2,095	147	2,242
Europe	690	—	690
Asia/Pacific	351	—	351
Total	3,136	147	3,283
Payments
NA/HME	(1,488)	(96)	(1,584)
Europe	(190)	—	(190)
Asia/Pacific	(228)	—	(228)
Other	(249)	—	(249)
Total	(2,155)	(96)	(2,251)
March 31, 2017 Balance
NA/HME	1,390	171	1,561
Europe	500	—	500
Asia/Pacific	123	—	123
Other	1,017	—	1,017
Total	$3,030	$171	$3,201

Notes to Financial Statements	Income Taxes

Income Taxes

The company had an effective tax rate of 18.3% and 26.9% on losses before tax for the three months ended March 31, 2017 and March 31, 2016, respectively, compared to an expected benefit at the U.S. statutory rate of 35% on the pre-tax losses for each period. The company's effective tax rate for the three months ended March 31, 2017 and March 31, 2016 was unfavorable as compared to the U.S. federal statutory rate expected benefit, principally due to the negative impact of the company not being able to record tax benefits related to the significant losses in countries which had tax valuation allowances. The effective tax rate was reduced by certain taxes outside the United States, excluding countries with tax valuation allowances, that were at an effective rate lower than the U.S. statutory rate. During 2016, installment payments were made in the first quarter related to a previously disclosed liability for uncertain tax positions, and subsequent to the end of the first quarter, the company accelerated and paid the balance of the installment obligation, in order to reduce interest costs.

Notes to Financial Statements	Net Loss Per Common Share

Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated.

(In thousands except per share data)	For the Three Months Ended March 31,
	2017	2016
Basic
Average common shares outstanding	32,475	32,371

Net loss	$(16,780)	$(8,616)

Net loss per common share	$(0.52)	$(0.27)

Diluted
Average common shares outstanding	32,475	32,371
Stock options and awards	229	229
Average common shares assuming dilution	32,704	32,600

Net loss	$(16,780)	$(8,616)

Net loss per common share *	$(0.52)	$(0.27)
________
* Net loss per common share assuming dilution calculated utilizing weighted average shares outstanding-basic for the periods in which there was a net loss.

At March 31, 2017, 2,194,307 shares associated with stock options were excluded from the average common shares assuming dilution for the three months ended March 31, 2017 as they were anti-dilutive. At March 31, 2017, the majority of the anti-dilutive shares were granted at an exercise price of $25.24, which was higher than the average fair market value prices of $11.99 for the three months ended March 31, 2017.

At March 31, 2016, 2,250,416 shares associated with stock options were excluded from the average common shares assuming dilution for the three months ended March 31, 2016 as they were anti-dilutive. At March 31, 2016, the majority of the anti-dilutive shares were granted at an exercise price of $25.24, which was higher than the average fair market value prices of $14.18 for the three months ended March 31, 2016.

For both the three months ended March 31, 2017 and March 31, 2016, respectively, no shares were included in the common shares assuming dilution related to the company's issued warrants as the average market price of the company stock for these periods did not exceed the strike price of the warrants.

Notes to Financial Statements	Concentration of Credit Risk

Concentration of Credit Risk

The company manufactures and distributes durable medical equipment to the home health care, retail and extended care markets. The company performs credit evaluations of its customers’ financial condition. The company utilizes De Lage Landen, Inc. (“DLL”), a third-party financing company, to provide lease financing to Invacare's U.S. customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a recourse obligation of $4,208,000 at March 31, 2017 to DLL for events of default under the contracts, which total $26,783,000 at March 31, 2017. Guarantees, ASC 460, requires the company to record a guarantee liability as it relates to the limited recourse obligation. The company's recourse is re-evaluated by DLL biannually, and DLL considers activity between the biannual dates and excludes any receivables purchased by the company from DLL. The company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with Receivables, ASC 310-10-05-4. Credit losses are provided for in the financial statements.

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

Notes to Financial Statements	Derivatives

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

The company has historically not recognized any material amount of ineffectiveness related to forward contract cash flow hedges because the company generally limits its hedges to between 50% and 90% of total forecasted transactions for a given entity’s exposure to currency rate changes and the transactions hedged are recurring in nature. Furthermore, the majority of the hedged transactions are related to intercompany sales and purchases for which settlement occurs on a specific day each month. Forward contracts with a total notional amount in USD of $37,343,000 and $53,328,000 matured for the three months ended March 31, 2017 and March 31, 2016, respectively.

Notes to Financial Statements	Derivatives

Outstanding foreign currency forward exchange contracts qualifying and designated for hedge accounting treatment were as follows (in thousands USD):

	March 31, 2017		December 31, 2016
	Notional Amount	Unrealized Net Gain (Loss)	Notional Amount	Unrealized Net Gain (Loss)
USD / AUD	$4,467	$(19)	$5,841	$316
USD / CAD	1,943	5	2,604	(18)
USD / CNY	7,744	(158)	11,252	(301)
USD / CHF	270	9	370	15
USD / EUR	58,476	1,781	60,387	1,826
USD / GBP	2,720	(29)	3,253	(75)
USD / NZD	9,230	21	9,650	(64)
USD / SEK	3,037	47	4,923	146
USD / MXP	4,591	186	6,148	(417)
EUR / AUD	403	(16)	506	6
EUR / GBP	20,605	(473)	14,511	(686)
EUR / NOK	2,069	(63)	2,503	(25)
EUR / NZD	2,859	23	3,777	16
GBP / AUD	400	8	503	34
GBP / CHF	220	(4)	215	(10)
GBP / SEK	2,457	(1)	1,389	(42)
CHF / DKK	461	(7)	595	(2)
DKK / SEK	3,263	100	31,978	49
NOK / CHF	1,018	(20)	1,335	(13)
NOK / SEK	1,976	17	2,618	21
	$128,209	$1,407	$164,358	$776

Derivatives Not Qualifying or Designated for Hedge Accounting Treatment

The company utilizes foreign currency forward contracts that are not designated as hedges in accordance with ASC 815. These contracts are entered into to eliminate the risk associated with the settlement of short-term intercompany trading receivables and payables between Invacare Corporation and its foreign subsidiaries. The currency forward contracts are entered into at the same time as the intercompany receivables or payables are created so that upon settlement, the gain/loss on the settlement is offset by the gain/loss on the foreign currency forward contract. No material net gain or loss was realized by the company in 2017 or 2016 related to these contracts and the associated short-term intercompany trading receivables and payables.

Notes to Financial Statements	Derivatives

Foreign currency forward exchange contracts not qualifying or designated for hedge accounting treatment, as well as ineffective hedges, entered into in 2017 and 2016, respectively, and outstanding were as follows (in thousands USD):

	March 31, 2017		December 31, 2016
	Notional Amount	Gain (Loss)	Notional Amount	Gain (Loss)
AUD / USD	$6,400	$(76)	$5,800	$204
CNY / USD	5,556	207	5,556	(24)
AUD / NZD	2,805	(66)	3,264	15
	$14,761	$65	$14,620	$195

The fair values of the company’s derivative instruments were as follows (in thousands):

	March 31, 2017		December 31, 2016
	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	$2,291	$884	$2,535	$1,759

Derivatives not designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	206	141	219	24
Total derivatives	$2,497	$1,025	$2,754	$1,783

The fair values of the company’s foreign currency forward exchange contract assets and liabilities are included in Other Current Assets and Accrued Expenses, respectively in the Consolidated Balance Sheets.

The effect of derivative instruments on Accumulated Other Comprehensive Income (OCI) and the Statement of Comprehensive Income (Loss) and was as follows (in thousands):

Derivatives in ASC 815 cash flow hedge relationships	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended March 31, 2017
Foreign currency forward exchange contracts	$764	$299	$—
Three months ended March 31, 2016
Foreign currency forward exchange contracts	$1,128	$166	$—

Derivatives not designated as hedging instruments under ASC 815			Amount of Gain (Loss) Recognized in Income on Derivatives
Three months ended March 31, 2017
Foreign currency forward exchange contracts			$65
Three months ended March 31, 2016
Foreign currency forward exchange contracts			$(283)

Notes to Financial Statements	Derivatives

The gains or losses recognized as the result of the settlement of cash flow hedge foreign currency forward contracts are recognized in net sales for hedges of inventory sales and in cost of product sold for hedges of inventory purchases. For the three and three months ended March 31, 2017, net sales were decreased by $68,000 while cost of product sold was decreased by $391,000 for a net pre-tax realized gain of $323,000. For the three and three months ended March 31, 2016, net sales were increased by $427,000 while cost of product sold was increased by $238,000 for a net realized pre-tax gain of $189,000.

A gain of $65,000 was recognized in selling, general and administrative (SG&A) expenses for the three months ended March 31, 2017 compared to a loss of $283,000 for the three months ended March 31, 2016 related to forward contracts not designated as hedging instruments that were entered into to offset gains/losses that were also recorded in SG&A expenses on intercompany trade receivables or payables. The gains/losses on the non-designated hedging instruments were substantially offset by gains/losses on intercompany trade payables.

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

During the first quarter of 2016, the company entered into privately negotiated convertible note hedges and warrants in connection with its sale of $150,000,000 in aggregate principal amount of the company’s 5.00% Convertible Senior Notes due 2021. The warrants, which increased paid in capital by $12,376,000, are clearly and closely related to the convertible notes and thus classified as equity. The note hedge assets and convertible debt conversion liability were recorded, based on initial fair values, as an asset of $27,975,000 and a liability of $34,480,000, respectively, and these fair values are updated quarterly with the offset to the income statement. See "Long-Term Debt" in the notes to the Consolidated Financial Statements included elsewhere in this report for more detail.

The fair values of the outstanding convertible note derivatives as of March 31, 2017 and their effect on the Statement of Comprehensive Income (Loss) were as follows (in thousands):

		Gain (Loss)
	Fair Value	Three Months Ended
	March 31, 2017	March 31, 2017	March 31, 2016
Convertible debt conversion long-term liability	$(23,977)	$6,731	$(718)
Convertible note hedge long-term asset	19,641	(5,830)	1,322
	$(4,336)	$901	$604

The convertible debt conversion liability and the note hedge asset amounts are included in Other Long-Term Obligations and Other Long-Term Assets, respectively, in the company's Consolidated Balance Sheets.

Notes to Financial Statements	Fair Values

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

The following table provides a summary of the company’s assets and liabilities that are measured on a recurring basis (in thousands):

	Basis for Fair Value Measurements at Reporting Date
	Quoted Prices in Active Markets for Identical Assets / (Liabilities)	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Level I	Level II	Level III
March 31, 2017
Forward exchange contracts—net	—	$1,472	—
Convertible debt conversion liability	—	(23,977)	—
Convertible note hedge asset	—	19,641	—
December 31, 2016
Forward exchange contracts—net	—	$971	—
Convertible debt conversion liability	—	(30,708)	—
Convertible note hedge asset	—	25,471	—

The carrying values and fair values of the company’s financial instruments are as follows (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$76,836	$76,836	$124,234	$124,234
Other investments	104	104	108	108
Installment receivables, net of reserves	2,183	2,183	1,834	1,834
Long-term debt (including current maturities of long-term debt) *	(149,486)	(151,790)	(161,349)	(164,900)
Convertible debt conversion liability in Other Long-Term Obligations	(23,977)	(23,977)	(30,708)	(30,708)
Convertible note hedge in Other Long-Term Assets	19,641	19,641	25,471	25,471
Forward contracts in Other Current Assets	2,497	2,497	2,754	2,754
Forward contracts in Accrued Expenses	(1,025)	(1,025)	(1,783)	(1,783)
________
* The company's long-term debt is shown net of discount and fees associated with the Convertible Senior Notes due 2021 on the company's condensed consolidated balance sheet. Accordingly, the fair value of the Convertible Senior Notes due 2021 included in the long-term debt presented in this table is also shown net of the discount and fees.

Notes to Financial Statements	Fair Values

The company, in estimating its fair value disclosures for financial instruments, used the following methods and assumptions:
Cash, cash equivalents: The carrying value reported in the balance sheet for cash, cash equivalents equals its fair value.
Other investments: The company has made other investments in a limited partnership, which is accounted for using the cost method, adjusted for any estimated declines in value. These investments were acquired in private placements and there is no quoted market price or stated rate of return. The company does not have the ability to easily sell the investment. The company completes an evaluation of the residual value related to such investments in the fourth quarter each year.
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

Notes to Financial Statements	Business Segments

Business Segments

The company operates in four primary business segments: North America/Home Medical Equipment (NA/HME), Institutional Products Group (IPG), Europe and Asia/Pacific. The NA/HME segment sells each of three primary product lines, which includes: lifestyle, mobility and seating and respiratory therapy products. IPG sells long-term care medical equipment, health care furnishings and accessory products. Europe and Asia/Pacific sell product lines similar to NA/HME and IPG. The accounting policies of each segment are the same as those described in the summary of significant accounting policies for the company’s consolidated financial statements. Intersegment sales and transfers are based on the costs to manufacture plus a reasonable profit element.

As of the third quarter of 2016, the company redefined the measure by which it evaluates segment profit or loss. Segment performance is measured and resources are allocated based on a number of factors, with the primary profit or loss measure being segment operating profit (loss). Segment operating profit (loss) represents net sales less cost of products sold less selling general and administrative expenses. Segment operating profit (loss) excludes unallocated corporate general and administrative expenses not allocated to the segments and intersegment sales and profit eliminations, which are included in All Other. In addition, segment operating profit (loss) further excludes charges related to restructuring activities, asset write-downs and gain or loss on sales of businesses (as applicable). The previous performance measure was earnings before income taxes. With the issuance of convertible debt during 2016, this performance measure has not been utilized by the Chief Operating Decision Maker (CODM) as the interest expense incurred by the company is related to the company’s financing decision to issue convertible debt as compared to the operating decisions resulting from allocation of resources and segment operating income performance. In addition, in 2016, the company included an operating income line on the consolidated statement of comprehensive income (loss) to emphasize the CODM’s emphasis on operating income (loss).

As noted, this performance measure, segment operating income (loss), is used by the CODM for purposes of making decisions about allocating resources to a segment and assessing its performance. In addition, this metric is reviewed by the company’s Board of Directors regarding segment performance and is a key metric in the performance management assessment of the company's employees.

Notes to Financial Statements	Business Segments

The information by segment is as follows (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Revenues from external customers
Europe (1)	$119,508	$122,031
NA/HME (1)	84,262	107,672
IPG	16,373	18,244
Asia/Pacific	11,580	9,605
Consolidated	$231,723	$257,552
Intersegment revenues
Europe	$3,675	$2,592
NA/HME	22,095	27,615
IPG	768	416
Asia/Pacific	3,860	5,221
Consolidated	$30,398	$35,844
Restructuring charges before income taxes
Europe	$690	$—
NA/HME	2,242	61
Asia/Pacific	351	41
Consolidated	$3,283	$102
Operating profit (loss)
Europe (1)	$5,100	$5,963
NA/HME (1)	(9,426)	(6,409)
IPG	1,898	1,424
Asia/Pacific	(430)	(703)
All Other (2)	(4,510)	(5,249)
Charge expense related to restructuring activities	(3,283)	(102)
Consolidated operating loss	(10,651)	(5,076)
Net gain on convertible derivatives	901	604
Net Interest expense	(4,430)	(2,319)
Loss before income taxes	$(14,180)	$(6,791)

________

(1)
During the first quarter of 2017, a subsidiary, formerly included in the Europe segment transferred to the NA/HME segment as it is managed by the NA/HME segment manager effective January 1, 2017. This restatement increased revenues from external customers by $1,301,000 and operating loss by $107,000 for NA/HME with an offsetting impact for Europe.

(2)
Consists of un-allocated corporate SG&A costs and intercompany profits, which do not meet the quantitative criteria for determining reportable segments, and gain or loss on convertible debt derivatives.

Notes to Financial Statements	Contingencies

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

In December 2012, the company reached agreement with the FDA on the terms of a consent decree of injunction with respect to the company's Corporate facility and its Taylor Street wheelchair manufacturing facility in Elyria, Ohio. A complaint and consent decree were filed in the U.S. District Court for the Northern District of Ohio, and on December 21, 2012, the Court approved the consent decree and it became effective. The consent decree limits the company's manufacture and distribution of power and manual wheelchairs, wheelchair components and wheelchair sub-assemblies at or from its Taylor Street manufacturing facility. The decree also initially limited design activities related to wheelchairs and power beds that take place at the impacted Elyria, Ohio facilities. The company is entitled to continue to produce from the Taylor Street manufacturing facility certain medically necessary wheelchairs provided that documentation and record-keeping requirements are followed, as well as ongoing replacement, service and repair of products already in use, under terms delineated in the consent decree. Under the terms of the consent decree, in order to resume full operations at the impacted facilities, the company must successfully complete third-party expert certification audits at the impacted Elyria facilities, which are comprised of three distinct reports that must be submitted to, and accepted by, the FDA. During 2013, the company completed the first two of the third-party expert certification audits, and the FDA found the results of both to be acceptable. In these reports, the third-party expert certified that the company's equipment and process validation procedures and its design control systems are compliant with the FDA's QSR. As a result of the FDA's acceptance of the first certification report on May 13, 2013, the Taylor Street facility was able to resume supplying parts and components for the further manufacturing of medical devices at other company facilities. The company's receipt of the FDA's acceptance of the second certification report on July 15, 2013, resulted in the company being able to resume design activities at the impacted facilities related to power wheelchairs and power beds. In February, 2016, the independent expert auditor issued its certification report for the third phase of the consent decree indicating substantial compliance with the FDA's QSR and the report was submitted to the FDA. Similar to the first and second certification processes, the FDA responded to this report with clarifying questions to which the company and the independent expert have responded.
In December 2015, the FDA issued Form 483 observations following a 2015 inspection of approximately 5 months at the Corporate and Taylor Street facilities in Elyria, Ohio which included a review of the company’s compliance with the terms of the consent decree and the matters covered by the first and

Notes to Financial Statements	Contingencies

second expert certification reports previously accepted in 2013 (the “December 2015 Form 483”).
In June 2016, the company received a letter from the FDA in follow up to the December 2015 Form 483 and the company’s subsequent responses. To satisfy FDA’s design control requirements, the FDA letter outlined additional steps the company must take. In particular, the FDA clarified its requirement for the company to complete the remediation of certain design history files (DHFs) referenced in the December 2015 Form 483 and in the consent decree. Before the company could design any new Taylor Street wheelchair devices, the specified DHFs must be completed, then recertified by the company’s third-party expert, whose updated report must be accepted by the FDA. The FDA also clarified that its acceptance of the expert’s updated report on these DHFs is a prerequisite to proceeding further with the third certification process.
In April 2017, FDA reinstated Certification-2 relating to design controls and accepted the company's third-party expert Certification-3 report. And as a result, the company submitted its next required report ("the 5H report") to FDA. The 5H report is written by the company detailing its actions to improve its quality systems and overall compliance status together with its written responses to any observations in the third-party expert's certification report and prior FDA inspection observations. Upon receipt of the 5H report, FDA has 30 days to initiate reinspection of the company's Corporate and Taylor Street facilities. If the FDA is satisfied with the company's compliance, the FDA will provide written notification that the company is permitted to resume full operations at the impacted facilities. The company cannot predict the acceptance of these reports by the FDA, the timing of the inspection, nor any remaining work that may be needed to meet the FDA's requirements to resume full operations at the impacted facilities. The FDA has the authority to inspect any FDA registered facility at any time.
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
As described above, because the limitations on production are not expected to be permanent in nature, and partial production is allowed, the company does not anticipate any major repair, replacement or scrapping of its fixed assets at the Taylor Street manufacturing facility. Based on the company's expectations at the time of filing of this Quarterly Report on Form 10-Q with respect to the utilization of such raw material and with respect to expected future cash flows from production at the Taylor Street manufacturing facility, the company concluded that there is no impairment in the value of the fixed assets related to the Taylor Street manufacturing facility at March 31, 2017.
The majority of the production from the Taylor Street facility is "made to order" custom wheelchairs for customers and, as a result, there was not a significant amount of finished goods inventory on hand at March 31, 2017, and the inventory is expected to be fully utilized. Accordingly, the company concluded that there was not an impairment of the work in process and finished goods at the Taylor Street facility at March 31, 2017. Further, based on its analysis of the raw material inventory at the Taylor Street facility and the company's expectations at the time of filing of this Quarterly Report on Form 10-Q with respect to the time frame for FDA's acceptance of the third-party expert certification audit and FDA inspection, the company concluded that the value of the inventory was not excessive nor impaired at March 31, 2017. However, if the company's expectations regarding the impacts of the limitations in the consent decree or the time frame for FDA inspection were to change, the company may, in future periods, conclude that an impairment exists with respect to its fixed assets or inventory at the Taylor Street facility.
Although the NA/HME segment is the segment primarily impacted by the limitations in the FDA consent decree, the Asia/Pacific segment also is negatively affected as a result of the consent decree due to the lower sales volume of microprocessor controllers. During 2012, before the effective date of the consent decree, the company started to experience decreases in net sales in the NA/HME and Asia/Pacific segments. The company believes that those decreases, which continued beyond 2012, were driven in large part by the consent decree which led to delays in new product introductions and to uncertainty regarding the timing of exiting the consent decree, which limited the company's ability to renegotiate and bid on certain customer contracts and otherwise led to a decline in customer orders. The negative effect of the consent decree on customer orders and net sales in these segments has been considerable, and the company expects to continue to experience low levels of net sales in the NA/HME and Asia/Pacific segments at least until it has successfully completed the previously-described FDA re-inspection and has received written notification from the FDA that the company may resume full operations at the Corporate and Taylor Street facilities. Even after the company is permitted to resume full operations at the affected facilities, it is uncertain as to whether, or how quickly, the company will be able to rebuild net sales to more typical historical levels, irrespective of market conditions. Accordingly, when compared to the company's 2010 results, the limitations in the consent decree had, and likely will continue to have, a material adverse effect on the company's business, financial condition and results of operations. Separately, net sales in the NA/HME segment have likely been impacted by uncertainty on the part of the company's customers as they coped with prepayment reviews and post-payment audits by the Centers for Medicare and Medicaid Services ("CMS")

Notes to Financial Statements	Contingencies

and contemplated their participation in the National Competitive Bidding ("NCB") process. In addition, net sales in the NA/HME segment have and may continue to decline as a result of the company's strategic focus away from lower margin, less differentiated products as the company becomes more focused on its clinically complex products.

For additional information regarding the consent decree, please see the following sections of company's Annual Report on Form 10-K for the year ended December 31, 2016: Item 1. Business - Government Regulation and Item 1A. Risk Factors; Item 3. Legal Proceedings; and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook and - Liquidity and Capital Resources.
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
Any of the above contingencies could have an adverse impact on the company's financial condition or results of operations.

Notes to Financial Statements	Market Risk and Controls

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the quarter ended March 31, 2017, there were no material changes to market risk information provided in the company's Annual Report on Form 10-K for the year ended December 31, 2016. Please refer to Item 7A - Quantitative and Qualitative Disclosures About Market Risk of company's Annual Report on Form 10-K for the period ending December 31, 2016.

Item 4.    Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures
As of March 31, 2017, an evaluation was performed, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of March 31, 2017, in ensuring that information required to be disclosed by the company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting
There have been no changes in the company’s internal control over financial reporting that occurred during the company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II	Other Information

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
In December 2012, the company reached agreement with the FDA on the terms of a consent decree of injunction with respect to the company's Corporate facility and its Taylor Street wheelchair manufacturing facility in Elyria, Ohio. A complaint and consent decree were filed in the U.S. District Court for the Northern District of Ohio, and on December 21, 2012, the Court approved the consent decree and it became effective. The consent decree limits the company's manufacture and distribution of power and manual wheelchairs, wheelchair components and wheelchair sub-assemblies at or from its Taylor Street manufacturing facility. For a description of the status and certain material terms of the consent decree, see the “Contingencies” note to the financial statements contained in Item 1 of this Quarterly Report on Form 10-Q.
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

For additional information regarding the consent decree, please see the "Contingencies" note to the financial statements contained in Item I of this Quarterly Report on Form 10-Q and the following sections of the company's Annual Report on Form 10-K for the period ending December 31, 2016: Item 1. Business - Government Regulation; Item 1A. Risk Factors; and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook and - Liquidity and Capital Resources.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the company’s Annual Report on Form 10-K for the fiscal period ended December 31, 2016.

Part II	Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of common shares made by the company during the three months ended March 31, 2017.

Period			Total Number of Shares Purchased (1)	Avg. Price Paid Per Share $	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
1/1/2017	-	1/31/2017	—	—	—	2,453,978
2/1/2017	-	2/28/2017	—	—	—	2,453,978
3/1/2017	-	3/31/2017	—	—	—	2,453,978
Total			—	—	—	2,453,978
________

(1)
No shares were repurchased between January 1, 2017 and March 31, 2017 and surrendered to the company by employees for minimum tax withholding purposes in conjunction with the vesting of restricted shares awarded to the employees under the company's equity compensation plans.

(2)
In 2001, the Board of Directors authorized the company to purchase up to 2,000,000 Common Shares, excluding any shares acquired from employees or directors as a result of the exercise of options or vesting of restricted shares pursuant to the company’s performance plans. The Board of Directors reaffirmed its authorization of this repurchase program on November 5, 2010, and on August 17, 2011 authorized an additional 2,046,500 shares for repurchase under the plan. To date, the company has purchased 1,592,522 shares under this program, with authorization remaining to purchase 2,453,978 shares. The company purchased no shares pursuant to this Board authorized program during the quarter ended March 31, 2017.

Under the terms of the company's Credit Agreement, repurchases of shares by the company generally are not permitted except in certain limited circumstances in connection with the vesting or exercise of employee equity compensation awards.

Part II	Other Information

Item 6.    Exhibits

Exhibit No.
10.1	Form of Performance-Based Stock Option Award under Invacare Corporation 2013 Equity Compensation Plan.
31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification (filed herewith).
32.1	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS*	XBRL instance document
101.SCH*	XBRL taxonomy extension schema
101.CAL*	XBRL taxonomy extension calculation linkbase
101.DEF*	XBRL taxonomy extension definition linkbase
101.LAB*	XBRL taxonomy extension label linkbase
101.PRE*	XBRL taxonomy extension presentation linkbase

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

INVACARE CORPORATION

Date:	May 8, 2017	By:	/s/ Robert K. Gudbranson
Name: Robert K. Gudbranson
Title: Chief Financial Officer
(As Principal Financial and Accounting Officer and on behalf of the registrant)