Form 10-Q
period 2017-06-30
INVACARE CORP
filed 2017-08-07
CIK 742112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒

As of August 3, 2017, the registrant had 32,852,207 Common Shares and 18,357 Class B Common Shares outstanding.

	Item	Page
PART I: FINANCIAL INFORMATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations	2	1
Financial Statements (Unaudited)	1
Condensed Consolidated Statement of Comprehensive Income (Loss) - Three and Six Months Ended June 30, 2017 and June 30, 2016		18
Condensed Consolidated Balance Sheets - June 30, 2017 and December 31, 2016		19
Condensed Consolidated Statement of Cash Flows - Six Months Ended June 30, 2017 and June 30, 2016		20
Notes to Condensed Consolidated Financial Statements - June 30, 2017		21
Quantitative and Qualitative Disclosures About Market Risk	3	58
Controls and Procedures	4	58

PART II: OTHER INFORMATION
Legal Proceedings	1	59
Risk Factors	1A	59
Unregistered Sales of Equity Securities and Use of Proceeds	2	60
Exhibits	6	61
Signatures		62

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The discussion and analysis presented below is concerned with material changes in financial condition and results of operations between the periods specified in the condensed consolidated balance sheet at June 30, 2017 and December 31, 2016, and in the condensed consolidated statement of comprehensive income (loss) for the three and six months ended June 30, 2017 and June 30, 2016. All comparisons presented are with respect to the same period last year, unless otherwise stated. This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes that appear elsewhere in this quarterly report on Form 10-Q and the MD&A included in the company's annual report on Form 10-K for the year ended December 31, 2016.

OVERVIEW

Strategy
For its first 35 years, the company had a strategy to be a leading provider of durable medical equipment to providers in global markets by providing the broadest portfolio available. This strategy had not kept pace with certain reimbursement changes, competitive dynamics and company-specific challenges, especially in the United States market. Since 2015, the company has made a major shift in its strategy to align its resources to produce products and solutions that assist customers and end-users with their most clinically complex needs. By focusing the company’s efforts to provide the best possible assistance and outcomes to the people and caregivers who use its products, the company aims to improve its financial condition for sustainable profit and growth. To execute this transformation, the company is undertaking a substantial three-phase, multi-year transformation plan.

Transformation
The company has been executing a multi-year transformation to shift to its new strategy, especially in North America. This is expected to yield better financial results from the application of the company’s resources to products and solutions that provide greater healthcare value in clinically complex rehabilitation and post-acute care. The transformation is divided into the following three phases:

Phase One - Assess and Reorient

•	Increase commercial effectiveness;

•	Shift and narrow the product portfolio;

•	Align innovation resources to clinically complex solutions;

•	Accelerate quality efforts with culture of quality excellence; and

•	Develop and expand talent.

Phase One, which is largely complete in North America, was strategic alignment and investment phase with significant shifts in the mix of the company's business. During Phase One, the company made investments in SG&A, including hiring and training over 50% new North America/HME clinical sales representatives, mainly in 2016. The company reduced net sales of less accretive product, including reducing net sales of aids for daily living, divested its Garden City Medical, Inc. (GCM) subsidiary, and discontinued non-core product categories such as consumer power wheelchairs in North America/HME. During Phase One, the North America/HME business also demonstrated gross margin percentage improvement through a more clinical mix of products from the integration of clinical subsidiaries, as well as an enhanced new product pipeline.

Phase Two - Build and Align

•	Leverage commercial improvements;

•	Optimize the business for cost and efficiency;

•	Continue to improve quality systems;

•	Launch new clinical product platforms; and

•	Expand talent management and culture.

The company is currently in Phase Two of the transformation, focused on North America. By the end this phase, the company expects growth in sales and gross profit dollars, as well as an improvement in operating income and free cash flow. This is expected to come from the commercial execution of phase one investments and new product launches. The company also is optimizing its infrastructure and improving efficiencies. During the second quarter of 2017, the company took announced actions expected to yield $6.7 million in annualized cost savings, which is in addition to the previously announced $9.2 million of restructuring actions taken since October 2016.

Phase Three - Grow

•	Lead in quality culture and operations excellence; and

•	Grow above market.

By the end of phase three, the company expects continued improvements in net sales, operating margin, operating income and free cash flow.

Through the first half of 2017, the company expected continued lower net sales offset by favorable sales mix shift and increased gross margin as a percentage of net sales. In the second quarter of 2017, consolidated net sales decreased compared to the

MD&A	Overview

same period prior year, and sequentially decreased slightly compared to the first quarter of 2017. Gross margin as a percentage of net sales improved as a result of lower warranty costs and the strategic mix shift toward clinically complex products.

In the second quarter of 2017, the company issued $120,000,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2022 in a private offering, and entered into related convertible note hedge and warrant transactions. Proceeds of the offering may be used to fund portions of the transformation and strengthen the company’s working capital. For further information, see “Long-Term Debt” in the Notes to the Consolidated Financial Statements included elsewhere in this report.

The company expects to take advantage of opportunities for growth across its many product lines and businesses by providing clinical solutions to the growing demographic in need of the company’s products. The company also remains focused on building an enterprise-wide quality culture, which it believes will ultimately be a competitive advantage. The company intends to move forward with its transformation, while managing through external uncertainty, such as changes in payor reimbursement policies. The company has demonstrated some improvements in the key short-term metrics as a result of its strategic shift. However, in spite of this, there may be interim periods where the company’s investments do not fully yield expected financial improvements, particularly in light of various external factors.

STATUS OF THE CONSENT DECREE

On July 24, 2017, the company received notice from the United States Food and Drug Administration (FDA) that the company had satisfied the Agency’s requirements under the consent decree to resume full operations at its Corporate and Taylor Street manufacturing facility in Elyria, Ohio. As a result, the company then became able to produce and sell all products made in the Taylor Street facility without the previous restrictions under the consent decree, which has been in effect since December 21, 2012.

The company is now able to sell its wheelchairs designed and manufactured at the Taylor Street facility without having to obtain the verification of medical necessity (VMN) documentation previously required under the consent decree. To ensure the facilities are in continuous compliance with FDA regulations and the consent decree, the consent decree requires the company to undergo five years of audits by a third-party auditor selected by Invacare. The third-party auditor will inspect the Corporate and Taylor Street facilities every six months for the first year, and then once every 12 months for the four years thereafter. Other Invacare manufacturing facilities were unaffected by the consent decree and have remained fully operational.

For a complete description of the consent decree, see the “Contingencies” note to the financial statements contained in Item

1 of this Quarterly Report on Form 10-Q and “Forward-Looking Statements” contained below in this Item.

OUTLOOK

The company is focused on transforming its business, especially in North America. Through the second half of 2017, the company should start to stabilize sales sequentially in its North America businesses through new product and service offerings, and increased productivity from its new commercial salesforce. The launch of the new Invacare® TDX® SP2 power wheelchair with LiNX® technology and the ability to sell power and manual wheelchairs from the Taylor Street facility without the previous restrictions from the consent decree are unlikely to have a material impact on the business until at least 2018 due to the time it takes to earn that business combined with the industry's extended quote-to-order process. The quote-to-order process can delay the successful conversion of sales quotes to shipments between 60-90 days.

The company will continue its focus on reducing costs and improving efficiencies. The company's priorities remain: emphasizing a culture of quality excellence and achieving its long-term earnings potential. The company remains committed to its long-term earnings objective, which is largely based upon four parts:

•Net sales growth in North America/HME mobility and
seating segment;
•Net sales growth in the IPG post-acute care business;
•Cost reductions across the North America businesses; and
•Continued net sales growth and efficiency gains in
Europe.

Because of the scope and magnitude of changes being undertaken and the realized and potential changes affecting the business, the company expects some variation in the timing and relative magnitude of these results.

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

References herein to "year-to-date" refer to the first six months of the fiscal year, ended June 30.

MD&A	Net Sales

NET SALES

($ in thousands USD)	Q2 17	Q2 16	Reported % Change	Foreign Exchange % Impact	Constant Currency % Change
Europe	128,485	135,735	(5.3)	(5.5)	0.2
NA/HME	77,689	110,700	(29.8)	(0.3)	(29.5)
IPG	15,320	16,115	(4.9)	(0.1)	(4.8)
Asia/Pacific	12,023	12,487	(3.7)	0.6	(4.3)
Consolidated	233,517	275,037	(15.1)	(2.8)	(12.3)

NA/HME less divested GCM	77,689	101,636	(23.6)	(0.4)	(23.2)
Consolidated less divested GCM	233,517	265,973	(12.2)	(2.9)	(9.3)

($ in thousands USD)	YTD Q2 17	YTD Q2 16	Reported % Change	Foreign Exchange % Impact	Constant Currency % Change
Europe	247,993	257,766	(3.8)	(5.4)	1.6
NA/HME	161,951	218,372	(25.8)	—	(25.8)
IPG	31,693	34,359	(7.8)	(0.1)	(7.7)
Asia/Pacific	23,603	22,092	6.8	2.3	4.5
Consolidated	465,240	532,589	(12.6)	(2.5)	(10.1)

NA/HME less divested GCM	161,951	200,149	(19.1)	(0.1)	(19.0)
Consolidated less divested GCM	465,240	514,366	(9.6)	(2.7)	(6.9)

For the quarter, constant currency net sales increased in the European segment but was more than offset by declines in the NA/HME, IPG and Asia/Pacific segments.

Year-to-date constant currency net sales increased in the European and Asia/Pacific segments but was more than offset by declines in the NA/HME and IPG segments.

Excluding the divestiture of the GCM business, consolidated constant currency net sales declined 9.3% and 6.9% for the quarter and year-to-date, respectively, compared to the same periods last year, with net sales declines in lifestyle and respiratory products partially offset by increases in mobility and seating products.

The company realized a favorable impact from sales mix year-to-date attributable to mobility and seating products, which comprise most of the company's clinically complex product portfolio. Sales mix increased to 38% from 33% for constant currency net sales by product for the second quarter of 2017 as compared to same period last year.

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

MD&A	Net Sales

This favorable net sales mix shift is the result of the company's continued transformation and, in particular, the implementation of Phase One of the transformation, where the company focused on shifting and narrowing the product portfolio and alignment of resources to focus on clinically complex solutions.

Constant currency net sales performance drivers by segment:

Europe - The improvement in constant currency net sales for the quarter and year-to-date was driven by mobility and seating products partially offset by declines in lifestyle and respiratory products.

North America/Home Medical Equipment (NA/HME) - Excluding the divestiture of the GCM business, constant currency net sales declined 23.2% for the quarter compared to the same period last year. The decrease in constant currency net sales was driven by decreases in all categories, though mostly in lifestyle and respiratory products. Mobility and seating sales were a lesser part of the net sales decline. Newer mobility and seating products grew during the quarter, including the Alber® Twion® power assist device, Invacare® MyON® HC manual wheelchair and the Rovi® power wheelchair from Motion Concepts.

Institutional Products Group (IPG) - The decrease in constant currency net sales for the quarter was driven by most product categories except beds and interior design projects. The decrease in constant currency net sales year-to-date was driven by all product categories. As previously disclosed, the company is transforming its go-to-market strategy in the post-acute care (PAC) channel. With the support of IPG's Outcomes by Design™ service offering for customers that launched in the second quarter, the new post-acute commercial team continued to build its new customer base. The company expects this new sales approach within the capital selling environment to take time to yield growth.

Asia/Pacific - The decrease in constant currency net sales for the quarter was driven by the Australia distribution business partially offset by improvements in the New Zealand distribution business and at the company's subsidiary that produces microprocessor controllers. The year-to-date improvement in constant currency net sales was driven by the New Zealand distribution businesses and the company's subsidiary that produces microprocessor controllers partially offset by declines in the Australia distribution business.

MD&A	Gross Profit

GROSS PROFIT

Gross profit as a percentage of net sales increased by 1.0 percentage point in the quarter as compared to the same period last year. This increase was driven by reduced warranty expense and favorable sales mix, partially offset by unfavorable manufacturing costs including the impact of foreign currency. Gross margin as a percentage of net sales increased for the Europe and Asia/Pacific segments and declined for the NA/HME and IPG segments. Gross profit dollars declined in all segments but principally in the NA/HME segment.

Gross profit as a percentage of net sales increased by 1.4 percentage points year-to-date as compared to the same period last year. This increase was driven by favorable sales mix and reduced warranty expense partially offset by unfavorable manufacturing variances including the impact of foreign currency and increased research and development expense. Gross margin as a percentage of net sales increased for all the segments. Gross profit dollars declined in all segments except Asia/Pacific but principally in the NA/HME segment.

Gross profit drivers by segment:

Europe - For the quarter, gross margin as a percentage of net sales increased 1.4 percentage points, while gross profit dollars decreased $27,000, compared to the same period last year. The slight decrease in gross profit dollars was driven by unfavorable foreign currency partially offset by reduced warranty costs and favorable net sales mix.

Year-do-date, gross margin as a percentage of net sales increased 1.0 percentage point, while gross profit dollars decreased $223,000, compared to the same period last year. The decrease in gross profit dollars was driven by unfavorable foreign currency and increased research and development expense partially offset by reduced warranty costs and favorable net sales mix.

NA/HME - For the quarter, gross margin as a percentage of net sales decreased by 0.1 percentage points, while gross profit dollars decreased $7,968,000, compared to the same period last year. Excluding the impact of the divested GCM business, gross margin as a percentage of net sales decreased by 0.4 of a percentage point, while gross profit dollars decreased by $6,077,000. The decrease in gross profit dollars was primarily due to net sales volume declines and unfavorable manufacturing costs partially offset by favorable net sales mix and reduced freight and warranty costs.

Year-to-date, gross margin as a percentage of net sales increased by 1.2 percentage points, while gross profit dollars decreased $11,047,000, compared to the same period last year. Excluding the impact of the divested GCM business, gross margin as a percentage of net sales increased by 0.9 of a percentage point, while gross profit dollars decreased by $7,106,000. The decrease in gross profit dollars was primarily due to net sales volume declines and unfavorable manufacturing variances partially offset by reduced freight and warranty costs and favorable net sales mix.

MD&A	Gross Profit

IPG - For the quarter, gross margin as a percentage of net sales decreased 0.2 of a percentage point, and gross profit dollars decreased $194,000, compared to the same period last year. The slight decrease in gross profit dollars was driven by volume declines. Year-to-date, gross margin as a percentage of net sales increased 1.3 percentage points while gross profit dollars decreased $96,000, compared to the same period last year. The slight decrease in gross profit dollars was driven by volume declines partially offset by reduced warranty expense.

Asia/Pacific - For the quarter, gross margin as a percentage of net sales increased by 0.7 of a percentage point, while gross profit dollars decreased $210,000, compared to the same period last year. The decrease in gross profit dollars was primarily due to volume declines partially offset by a favorable net sales mix. Year-to-date, gross margin as a percentage of net sales increased by 0.7 of a percentage point, and gross profit dollars increased $21,000, compared to the same period last year. The slight increase in gross profit dollars was primarily attributable to favorable net sales mix and foreign currency.

MD&A	SG&A

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

($ in thousands USD)	Q2 17	Q2 16	Reported Change	Foreign Exchange Impact	Constant Currency Change
SG&A Expenses - $	75,721	78,722	(3,001)	(1,566)	(1,435)
SG&A Expenses - % change			(3.8)	(2.0)	(1.8)
% to net sales	32.4	28.6
Consolidated less divested GCM - $	75,721	77,581	(1,860)	(1,566)	(294)
Consolidated less divested GCM - % change			(2.4)	(2.0)	(0.4)
% to net sales	32.4	29.2

($ in thousands USD)	YTD Q2 17	YTD Q2 16	Reported Change	Foreign Exchange Impact	Constant Currency Change
SG&A Expenses - $	148,234	151,556	(3,322)	(2,540)	(782)
SG&A Expenses - % change			(2.2)	(1.7)	(0.5)
% to net sales	31.9	28.5
Consolidated less divested GCM - $	148,234	149,147	(913)	(2,540)	1,627
Consolidated less divested GCM - % change			(0.6)	(1.7)	1.1
% to net sales	31.9	29.0

For the quarter, the decrease in SG&A expense, excluding the sale of GCM and the impact of foreign exchange, was primarily driven by reduced product liability and employment costs partially offset by increased foreign currency transactions.

Year-to-date, the increase in SG&A expense, excluding the sale of GCM and the impact of foreign exchange, was primarily driven by increased foreign currency transactions partially offset by reduced employment and product liability costs.

SG&A expense drivers by segment:

Europe - For the quarter, SG&A expenses decreased by 0.5%, or $154,000, compared to the same period last year with foreign currency translation decreasing SG&A expenses by approximately $1,441,000, or 4.7%. Constant currency SG&A expenses increased by $1,287,000, or 4.2%. Year-to-date, SG&A expenses increased by 0.9%, or $512,000, compared to the same period last year with foreign currency translation decreasing SG&A expenses by approximately $2,652,000, or 4.4%. Constant currency SG&A expenses increased by $3,164,000, or 5.3%. The increase in expense for the quarter and year-to-date is primarily attributable to increased employment costs and foreign currency transactions.

NA/HME - For the quarter, SG&A expenses decreased 6.4%, or $2,224,000, compared to the same period last year with foreign currency translation having an immaterial impact. Constant currency SG&A expenses decreased $2,077,000, or 6.0%. Excluding the impact of the divested GCM business and foreign currency translation impact, constant currency SG&A expense decreased by $936,000 or 2.8% driven primarily by decreased employment and product liability costs. The reduction in employment costs included a reduction in bonus expense. Year-to-date, SG&A expenses decreased 3.4%, or $2,286,000, compared to the same period last year with foreign currency translation having an immaterial impact. Constant currency SG&A expenses decreased $2,191,000, or 3.3%. Excluding the impact of the divested GCM business, constant currency SG&A expense increased by $218,000 or 0.3% driven primarily by unfavorable foreign currency transactions, partially offset by decreased employment and product liability costs.

IPG - For the quarter, SG&A expenses for IPG decreased by 4.7%, or $133,000, compared to the same period last year with foreign currency translation having an immaterial impact. Constant currency SG&A expenses decreased by $128,000 or 4.5%. Year-to-date, SG&A expenses for IPG decreased by 8.5% or $510,000, compared to the same period last year with foreign currency translation having an immaterial impact. Constant currency SG&A expenses decreased by $512,000 or 8.5%. The decline in expense for the quarter and year-to-date was primarily related to employment costs.

MD&A	SG&A

Asia/Pacific - For the quarter, SG&A expenses decreased 10.4%, or $429,000, compared to the same period last year with foreign currency translation increasing SG&A expenses by $27,000, or 0.7 percentage points. Constant currency SG&A expenses decreased by $456,000, or 11.1%. Year-to-date, SG&A expenses decreased 6.0%, or $470,000, compared to the same period last year with foreign currency translation increasing SG&A expenses by $205,000, or 2.6%. Constant currency SG&A expenses decreased $675,000, or 8.6%. The decline in expense for the quarter and year-to-date was primarily related to employment costs and foreign currency transactions.

Other - For the quarter, SG&A expenses decreased by 1.0%, or $61,000, compared to the same period last year primarily driven by declines in legal expense and employment costs, primarily related to reduced bonus expense, partially offset by increased equity compensation expense. Year-to-date, SG&A expenses decreased by 5.0%, or $568,000, compared to the same period last year primarily driven by decline in legal expense, partially offset by increased equity compensation expense.

MD&A	Operating Income (Loss)

OPERATING INCOME (LOSS)

($ in thousands USD)	Q2 17	Q2 16	$ Change	% Change	YTD Q2 17	YTD Q2 16	$ Change	% Change
Europe	7,077	6,949	128	1.8	12,177	12,912	(735)	(5.7)
NA/HME	(12,395)	(6,649)	(5,746)	(86.4)	(21,821)	(13,058)	(8,763)	(67.1)
IPG	1,472	1,532	(60)	(3.9)	3,370	2,956	414	14.0
Asia/Pacific	(118)	(337)	219	65.0	(548)	(1,040)	492	47.3
All Other	(6,735)	(6,622)	(113)	(1.7)	(11,245)	(11,871)	626	5.3
Charges related to restructuring activities	(4,987)	(689)	(4,298)	(623.8)	(8,270)	(791)	(7,479)	(945.5)
Consolidated Operating Loss	(15,686)	(5,816)	(9,870)	(169.7)	(26,337)	(10,892)	(15,445)	(141.8)

For the quarter and year-to-date, the increase in consolidated operating loss was significantly impacted by an increase in restructuring charges and increased segment operating losses primarily related to volume declines and unfavorable foreign currency partially offset by reduced warranty expense, freight and employment costs.

Operating income (loss) by segment:

Europe - For the quarter, operating income increased compared to the same period last year primarily related to reduced warranty expense partially offset by unfavorable foreign exchange and increased employment costs. Year-to-date, operating income decreased compared to the same period last year primarily related to unfavorable foreign currency, increased R&D expense, increased employment costs partially offset by increased constant currency net sales and reduced warranty expense.

NA/HME - For the quarter, operating loss increased compared to the same period last year primarily related to net sales declines and unfavorable manufacturing costs partially offset by favorable sales mix and reduced employment, warranty and freight expense. In addition, the second quarter of 2016 included approximately $750,000 in operating income for GCM. Year-to-date, operating loss increased compared to the same period last year primarily related to net sales declines partially offset by favorable sales mix and reduced employment, warranty and freight expense. In addition, the first six months of 2016 included $1,532,000 in operating income for GCM.

IPG - For the quarter, operating income decreased as compared to the same period last year primarily related to net sales declines partially offset by reduced SG&A expense, primarily due to lower employment costs. Year-to-date, operating income increased as compared to the same period last year primarily related to reduced SG&A, warranty and freight expense partially offset by net sales declines.

Asia/Pacific - For the quarter, operating loss decreased as compared to the same period last year primarily related to reduced employment costs, favorable foreign currency and favorable sales mix partially offset by net sales declines. Year-to-date, operating loss decreased as compared to the same period last year primarily related to increased net sales, favorable sales mix and reduced SG&A partially offset by increased research and development costs.

All Other - For the quarter, operating loss increase was primarily impacted by increased intercompany profit in inventory elimination as result of higher inventory levels. Year-to-date, operating loss was impacted by reduced SG&A expense.

Charge Related to Restructuring Activities

Restructuring charges recorded in 2017 were primarily related to previously disclosed facility closures and reduction in force actions in each of the segments.

Restructuring charges totaled $8,270,000 in the first six months of 2017 related to severance and contract terminations in the NA/HME segment ($6,170,000) and severance in the Europe ($1,204,000) and Asia/Pacific ($896,000) segments. Charges in the NA/HME segment include the impact of the June 2017 closure of the company’s Suzhou, China, manufacturing facility, which is expected to generate approximately $4,000,000 in annualized pre-tax savings for the segment.

In the first six months of 2016, the company incurred restructuring charges of $791,000 related principally to severance costs incurred in the NA/HME segment ($723,000) and the Asia/Pacific segment ($68,000). Most of the outstanding restructuring accruals at June 30, 2017 are expected to be paid out in the next twelve months.

MD&A	Other Items

OTHER ITEMS

Net Gain (Loss) on Convertible Debt Derivatives

($ in thousands USD)	Change in Fair Value - Gain (Loss)
	Q2 17	Q2 16	YTD Q2 17	YTD Q2 16

Convertible Note Hedge Assets	11,591	(6,079)	5,761	(4,757)
Convertible Debt Conversion Liabilities	(12,642)	6,565	(5,911)	5,847
Net gain (loss) on convertible debt derivatives	(1,051)	486	(150)	1,090

The company recognized net losses of $1,051,000 and $150,000 for the three and six months ended June 30, 2017, respectively, compared to net gains of $486,000 and $1,090,000 for the three and six months ended June 30, 2016, respectively, related to the fair value of convertible debt derivatives. See "Long-Term Debt" in the notes to the Consolidated Financial Statements included elsewhere in this report for more detail.

Interest

($ in thousands USD)	Q2 17	Q2 16	$ Change	% Change
Interest Expense	4,645	4,374	271	6.2
Interest Income	(49)	(74)	25	(33.8)

($ in thousands USD)	YTD Q2 17	YTD Q2 16	$ Change	% Change
Interest Expense	9,163	6,747	2,416	35.8
Interest Income	(137)	(128)	(9)	7.0

The increase in interest expense for the quarter and year to date as compared to the same periods last year was primarily due to the issuance of convertible notes in the first quarter of 2016 and second quarter of 2017.

Income Taxes

The company had an effective tax rate of 10.2% and 13.4% on losses before income tax for the three and six months ended June 30, 2017, respectively, and an effective tax rate of 20.2% and 23.0% for the three and six months ended June 30, 2016, respectively, compared to an expected benefit at the U.S. statutory rate of 35% on the pre-tax losses for each period. The company's effective tax rate for the three and six months ended June 30, 2017 and June 30, 2016 was unfavorable as compared to the U.S. federal statutory rate expected benefit, principally due to the negative impact of the company's inability to record tax benefits related to the significant losses in countries which had tax valuation allowances. The effective tax rate was reduced by certain taxes outside the United States, excluding countries with tax valuation allowances, that were at an effective rate lower than the U.S. statutory rate. During 2016, installment payments were made in the first quarter related to a previously disclosed liability for uncertain tax positions, and subsequent to the end of the first quarter, the company accelerated and paid the balance of the installment obligation to reduce interest costs.

Installment payments were made in the first half of 2016 related to a previously disclosed liability for uncertain tax positions and current taxes payable, and during the second quarter of 2016, the company accelerated and paid the balance of the installment obligation to reduce interest costs.

MD&A	Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES

The company continues to maintain an adequate liquidity position through its cash balances and unused bank lines of credit (see Long-Term Debt in the Notes to Condensed Consolidated Financial Statements included in this report).

Key balances on the company's balance sheet and related metrics:

($ in thousands USD)	June 30, 2017	December 31, 2016	$ Change	% Change
Cash and cash equivalents	160,082	124,234	35,848	28.9
Working capital (1)	263,434	188,211	75,223	40.0
Total debt (2)	302,555	196,501	106,054	54.0
Long-term debt (2)	300,396	181,240	119,156	65.7
Total shareholders' equity	425,621	422,387	3,234	0.8
Credit agreement borrowing availability (3)	44,588	44,260	328	0.7

(1)	Current assets less current liabilities.

(2)	Long-term debt and Total debt exclude debt issuance costs recognized as a deduction from the carrying amount of that debt liability and debt discounts classified as debt or equity.

(3)	The change in borrowing capacity is due to changes in the calculated borrowing base.

The company's total debt outstanding, inclusive of the debt discount related to the convertible senior subordinated debentures due 2027 included in equity in accordance with FSB APB 14-1 as well as the debt discount and fees associated with the company's Convertible Senior Notes due 2021, increased by $106,054,000 to $302,555,000 at June 30, 2017 from $196,501,000 as of December 31, 2016. The debt increase during first six months of 2017 was principally a result of the company's second quarter 2017 issuance of $120,000,000 principal amount of 4.50% Convertible Senior Notes due 2022 (the "2022 Notes") partially offset by the $13,350,000 repurchase of all of the outstanding principal amount of 4.125% Convertible Senior Subordinated Debentures due 2027 (the "2027 Debentures") as the holders exercised their February 1, 2017 right to require the company to repurchase their 2027 Debentures. See "Long-Term Debt" in the Notes to Condensed Consolidated Financial Statements for more details regarding the company's convertible notes.

The company's cash balances were utilized for normal operations and debt repayment during the six-month period ended June 30, 2017. Debt repayments, acquisitions, divestitures, the timing of vendor payments, the timing of customer rebate payments, the granting of extended payment terms to significant national accounts and other activity can have a significant impact on the company's cash flow and borrowings outstanding such that the debt reported at the end of a given period may be materially different than debt levels during a given period. While the company maintains cash balances in various jurisdictions around the world, there are no material restrictions regarding the use of such cash for dividends within the company, loans or other purposes, except in China where the cash balance, as of June 30, 2017, was $3,155,000.

Based on the company's current expectations, the company believes that its cash balances and available borrowing capacity under its credit facilities should be sufficient to meet working capital needs, capital requirements, and commitments for at least the next twelve months. Notwithstanding the company's expectations, if the company's operating results decline as the result of pressures on the business due to, for example, currency fluctuations or regulatory issues or the company's failure to execute its business plans or if the company's transformation takes longer than expected, the company may require additional financing, or may be unable to comply with its obligations under the credit facilities, and its lenders could demand repayment of any amounts outstanding under the company's credit facilities.

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

While there is general concern about the potential for rising interest rates, the company expects that it will be able to absorb modest rate increases in the months ahead without any material impact on its liquidity or capital resources. As of June 30, 2017, the weighted average floating interest rate on revolving credit borrowings, excluding capital leases, was 4.95% compared to 4.85% as of December 31, 2016.

See "Long-Term Debt" in the Notes to the Consolidated Financial Statements for more details regarding the company's credit facilities.

MD&A	Liquidity and Capital Resources

CAPITAL EXPENDITURES

The company estimates that capital investments for 2017 could approximate between $10,000,000 and $15,000,000, compared to actual capital expenditures of $10,151,000 in 2016. The estimated increase reflects the company's anticipated investments to transform the company. The terms of the company's credit facilities limit the company's annual capital expenditures to $35,000,000. As of June 30, 2017, the company has material capital expenditure commitments outstanding, consisting primarily of computer systems contracts. See Item 7. Contractual Obligations of the company's Annual Report on Form 10-K for the year ended December 31, 2016.

DIVIDEND POLICY

On May 18, 2017, the company's Board of Directors declared a quarterly cash dividend of $0.0125 per Common Share and $0.011364 per Class B Common Share to shareholders of record as of July 3, 2017, which was paid on July 14, 2017. At the current rate, the cash dividend will amount to $0.05 per Common Share and $0.045 per Class B Common Share on an annual basis, subject to Board of Directors approval of future dividend payments.

MD&A	Cash Flows

CASH FLOWS

The cash used by operating activities in the first six months of 2017 was driven by net loss and increases in inventory and accounts receivable and reductions in accrued expenses and accounts payable. The decrease in cash used by operating activities in the first six months of 2017 compared to the same period last year was principally due to improvements in some working capital components, which were principally offset by a significantly higher net loss.
The increase in cash flows used by investing activities for the first six months of 2017 as compared to the same period last year was primarily related to an increase in capital expenditures.

Cash flows provided by financing activities in the first six months of 2017 reflect net proceeds received due to the issuance of the company's Convertible Senior Notes due 2022, including the net proceeds used for the related convertible note hedge transactions and payment of financing costs. These proceeds were partially offset by the repayment of $13,350,000 in aggregate principal amount of the 2027 Debentures. Cash flows provided by financing activities in the first six months of 2016 reflect net proceeds received due to the issuance of the company's Convertible Senior Notes due 2021, including the net proceeds used for the related convertible note hedge transactions, repurchase of common shares and payment of financing costs.

MD&A	Cash Flows

Free cash flow is a non-GAAP financial measure and is reconciled to the corresponding GAAP measure as follows:

($ in thousands USD)	Three Months Ended		Six Months Ended
	2017	2016	2017	2016
Net cash used by operating activities	(20,138)	(15,126)	(50,468)	(53,831)
Plus: Sales or property and equipment	180	16	190	20
Less: Purchases of property and equipment	(2,470)	(2,339)	(5,504)	(3,803)
Free Cash Flow	$(22,428)	$(17,449)	$(55,782)	$(57,614)

Free cash flow for the first six months 2017 and 2016 was negatively impacted by the same items that affected cash flows used by operating activities. Free cash flow is a non-GAAP financial measure that is comprised of net cash used by operating activities less purchases of property and equipment plus proceeds from sales of property and equipment. Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the company and its ability to repay debt or make future investments (including acquisitions, etc.).

The company's approximate cash conversion days at June 30, 2017, December 31, 2016 and June 30, 2016 are as follows:
Days in receivables are equal to current quarter net current receivables divided by trailing four quarters of net sales multiplied by 365 days. Days in inventory and accounts payable are equal to current quarter net inventory and accounts payable, respectively, divided by trailing four quarters of cost of sales multiplied by 365 days. Total cash conversion days are equal to days in receivables plus days in inventory less days in accounts payable. The days in inventory increase from December 31, 2016 was due to lower than expected net sales and inventory build related to plant closures.

MD&A	Accounting Estimates and Pronouncements

ACCOUNTING ESTIMATES AND PRONOUNCEMENTS

CRITICAL ACCOUNTING ESTIMATES

The Consolidated Financial Statements included in the report include accounts of the company and all majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Consolidated Financial Statements and related footnotes. In preparing the financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, thus, actual results could differ from these estimates. Please refer to the Critical Accounting Estimates section within MD&A of company's Annual Report on Form 10-K for the period ending December 31, 2016.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For the company’s disclosure regarding recently issued accounting pronouncements, see Accounting Policies - Recent Accounting Pronouncements in the Notes to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

MD&A	Forward-Looking Statements

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “could,” “plan,” “intend,” “expect,” “continue,” “believe” and “anticipate,” as well as similar comments, denote forward-looking statements that are subject to inherent uncertainties that are difficult to predict. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties, which include, but are not limited to, the following: adverse effects of the company’s consent decree of injunction with the U.S. Food and Drug Administration (FDA), including but not limited to, compliance costs, inability to bid on or win certain contracts, inability to rebuild negatively impacted customer relationships, unabsorbed capacity utilization, including fixed costs and overhead; any circumstances or developments that might adversely impact the third-party expert auditor’s required audits of the company’s quality systems at the facilities impacted by the consent decree, including any possible failure to comply with the consent decree or FDA regulations; regulatory proceedings or the company's failure to comply with regulatory requirements or receive regulatory clearance or approval for the company's products or operations in the United States or abroad; adverse effects of regulatory or governmental inspections of company facilities at any time and governmental enforcement actions; circumstances or developments that may make the company unable to implement or realize the anticipated benefits, or that may increase the costs, of its current business initiatives; possible adverse effects on the company's liquidity that may result from delays in the implementation or realization of benefits of its current business initiatives; product liability or warranty claims; product recalls, including more extensive warranty or recall experience than expected; possible adverse effects of being leveraged, including interest rate or event of default risks; exchange rate fluctuations, particularly in light of the relative importance of the company's foreign operations to its overall financial performance and including the existing and potential impacts from the Brexit referendum; potential impacts of the United States administration’s policies, and any legislation or regulations that may result from those policies, and of new United States tax laws, rules, regulations or policies, such as possible border-adjusted taxes on imported goods; legal actions, including adverse judgments or settlements of litigation or claims in excess of available insurance limits; adverse changes in government and other third-party payor reimbursement levels and practices both in the U.S. and in other countries (such as, for example, more extensive pre-payment reviews and post-payment audits by payors, or the continuing impact of the Medicare National Competitive U.S. Bidding program); ineffective cost reduction and restructuring efforts or inability to realize anticipated cost savings or achieve desired efficiencies from such efforts; delays, disruptions or excessive costs incurred in facility closures or consolidations; tax rate fluctuations; additional tax expense or additional tax exposures, which could affect the company's future profitability and cash flow;

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

Financial Statements

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Income (Loss) (unaudited)

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$233,517	$275,037	$465,240	$532,589
Cost of products sold	168,495	201,442	335,073	391,134
Gross Profit	65,022	73,595	130,167	141,455
Selling, general and administrative expenses	75,721	78,722	148,234	151,556
Charges related to restructuring activities	4,987	689	8,270	791
Operating Loss	(15,686)	(5,816)	(26,337)	(10,892)
Net loss (gain) on convertible debt derivatives	1,051	(486)	150	(1,090)
Interest expense	4,645	4,374	9,163	6,747
Interest income	(49)	(74)	(137)	(128)
Loss Before Income Taxes	(21,333)	(9,630)	(35,513)	(16,421)
Income tax provision	2,175	1,950	4,775	3,775
Net Loss	$(23,508)	$(11,580)	$(40,288)	$(20,196)

Dividends Declared per Common Share	$0.0125	$0.0125	$0.0250	$0.0250

Net Loss per Share—Basic	$(0.72)	$(0.36)	$(1.23)	$(0.63)
Weighted Average Shares Outstanding—Basic	32,833	32,176	32,654	32,274
Net Loss per Share—Assuming Dilution	$(0.72)	$(0.36)	$(1.23)	$(0.63)
Weighted Average Shares Outstanding—Assuming Dilution	33,193	32,530	32,947	32,572

Net Loss	$(23,508)	$(11,580)	$(40,288)	$(20,196)
Other comprehensive income (loss):
Foreign currency translation adjustments	26,311	10,307	27,260	21,076
Defined Benefit Plans:
Amortization of prior service costs and unrecognized gains	(426)	(6)	(721)	(196)
Deferred tax adjustment resulting from defined benefit plan activity	15	(11)	12	(27)
Valuation reserve associated with defined benefit plan activity	(15)	11	(12)	27
Current period unrealized loss on cash flow hedges	(1,907)	(2,559)	(1,276)	(1,394)
Deferred tax loss related to unrealized loss on cash flow hedges	271	292	105	89
Other Comprehensive Income	24,249	8,034	25,368	19,575
Comprehensive Income (Loss)	$741	$(3,546)	$(14,920)	$(621)

See notes to condensed consolidated financial statements.

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)

	June 30, 2017	December 31, 2016
	(In thousands)
Assets
Current Assets
Cash and cash equivalents	$160,082	$124,234
Trade receivables, net	124,632	116,307
Installment receivables, net	1,573	1,368
Inventories, net	153,418	135,644
Other current assets	31,310	31,519
Total Current Assets	471,015	409,072
Other Assets	60,279	29,687
Intangibles	29,771	29,023
Property and Equipment, net	76,607	75,359
Goodwill	380,560	360,602
Total Assets	$1,018,232	$903,743
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$88,227	$88,236
Accrued expenses	110,509	110,095
Current taxes payable	6,686	7,269
Short-term debt and current maturities of long-term obligations	2,159	15,261
Total Current Liabilities	207,581	220,861
Long-Term Debt	235,742	146,088
Other Long-Term Obligations	149,288	114,407
Shareholders’ Equity
Preferred Shares (Authorized 300 shares; none outstanding)	—	—
Common Shares (Authorized 100,000 shares; 36,546 and 35,318 issued and outstanding in 2017 and 2016, respectively)—no par	9,270	8,974
Class B Common Shares (Authorized 12,000 shares; 18 and 729 shares issued and outstanding in 2017 and 2016, respectively)—no par	5	183
Additional paid-in-capital	286,201	266,151
Retained earnings	225,063	266,144
Accumulated other comprehensive income (loss)	6,033	(19,335)
Treasury shares (3,698 and 3,616 shares in 2017 and 2016, respectively)	(100,951)	(99,730)
Total Shareholders’ Equity	425,621	422,387
Total Liabilities and Shareholders’ Equity	$1,018,232	$903,743

See notes to condensed consolidated financial statements.

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (unaudited)

	For the Six Months Ended June 30,
	2017	2016
Operating Activities	(In thousands)
Net loss	$(40,288)	$(20,196)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,312	7,269
Provision for losses on trade and installment receivables	500	167
Benefit for deferred income taxes	(759)	(165)
Provision for other deferred liabilities	400	232
Provision for stock-based compensation	4,646	4,025
Loss (gain) on disposals of property and equipment	(91)	48
Amortization of convertible debt discount	3,451	2,221
Amortization of debt fees	985	909
Loss (gain) on convertible debt derivatives	150	(1,090)
Changes in operating assets and liabilities:
Trade receivables	(5,396)	(11,473)
Installment sales contracts, net	(186)	(1,011)
Inventories	(13,095)	(11,788)
Other current assets	1,262	(1,244)
Accounts payable	(2,376)	(3,426)
Accrued expenses	(5,851)	(14,132)
Other long-term liabilities	(1,132)	(4,177)
Net Cash Used by Operating Activities	(50,468)	(53,831)
Investing Activities
Purchases of property and equipment	(5,504)	(3,803)
Proceeds from sale of property and equipment	190	20
Change in other long-term assets	(218)	(115)
Other	(87)	11
Net Cash Used by Investing Activities	(5,619)	(3,887)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	95,220	121,976
Payments on revolving lines of credit and long-term borrowings	(14,881)	(1,655)
Proceeds from exercise of stock options	1,429	17
Payment of financing costs	(4,144)	(5,531)
Payment of dividends	(793)	(790)
Issuance of warrants	14,100	12,376
Purchase of treasury stock	(1,221)	(5,298)
Net Cash Provided by Financing Activities	89,710	121,095
Effect of exchange rate changes on cash	2,225	1,873
Increase in cash and cash equivalents	35,848	65,250
Cash and cash equivalents at beginning of year	124,234	60,055
Cash and cash equivalents at end of period	$160,082	$125,305

See notes to condensed consolidated financial statements.

Notes to Financial Statements	Accounting Policies

Accounting Policies

Principles of Consolidation:

The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of June 30, 2017 and the results of its operations and changes in its cash flow for the six months ended June 30, 2017 and 2016, respectively. Certain foreign subsidiaries, represented by the European segment, are consolidated using a May 31 quarter end to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the company's financial statements. All significant intercompany transactions are eliminated. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements (Not Yet Adopted):

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 requires a company to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The guidance requires five steps to be applied: 1) identify the contract(s) with customers, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligation in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also requires both quantitative and qualitative disclosures, which are more comprehensive than existing revenue standards. The disclosures are intended to enable financial statement users to understand the nature, timing and uncertainty of revenue and the related cash flow. An entity can apply the new revenue standard retrospectively to each prior reporting period presented or retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings. The new accounting guidance is effective for annual periods beginning after December 15, 2017, due to an approved one-year deferral, and early adoption is permitted. During 2016, the company completed a preliminary assessment of its contracts and is currently continuing its review of contracts and related accounting. Based on this review, the company does not expect this standard will have a material impact on the company's results of operations or cash flows in the periods after adoption. Pursuant to ASU 2014-09, revenues are recognized as control transfers to the customers, which is consistent with the current revenue recognition model and the current accounting for most of the company's contracts. The company expects to adopt the provisions of ASU 2014-09 on a modified retrospective basis through a cumulative effect adjustment to equity. The company will continue to evaluate the impact of ASU 2014-09, as well as any subsequent updates and clarifications, the possible impact of the standard on any new contracts entered into by the company through the date of adoption.

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

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The guidance in ASU 2017-04 eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new ASU, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for annual or interim goodwill impairment testing performed after January 1, 2017. The company is currently reviewing the impact of the adoption of ASU 2017-04 but does not expect the adoption to impact the company's financial statements.

Reclassifications:

In 2016, the company redefined the measure by which it evaluates segment profit or loss to be segment operating profit (loss). The previous performance measure was earnings before income taxes. All prior periods presented were changed to reflect the new measure. During the first quarter of 2017, a subsidiary, formerly included in the Europe segment, transferred to the NA/HME segment as it is managed by the NA/HME segment manager effective January 1, 2017. The results for 2016 have been changed accordingly and for the three and six months ended June 30, 2016, the change increased revenues from external customers by $1,137,000 and $2,438,000, respectively, and operating loss by $43,000 and $150,000, respectively, for NA/HME with an offsetting impact for Europe.

The company has historically classified the amortization of debt issuance costs as a component of Selling, General and Administrative (SG&A) Expenses. During the second quarter of 2016, the company determined that it is more appropriate to classify this amortization as a component of Interest Expense. Therefore, interest expense for the three and six months ended June 30, 2016 was increased by $530,000 and $909,000, respectively, with a corresponding decrease to SG&A expenses. There was no change to Loss Before Income Taxes for any period presented.

Notes to Financial Statements	Divested Businesses

Divested Businesses

Operations Held for Sale

On September 30, 2016, the company completed the sale of its subsidiary, Garden City Medical Inc, a Delaware corporation and wholly-owned subsidiary (“GCM”), dba PMI and Pinnacle Medsource, to Compass Health Brands Corp., a Delaware corporation (the “Purchaser”), pursuant to a Share Purchase Agreement. GCM sourced and distributed primarily lifestyle products under the brand ProBasics™ by PMI. GCM was part of the NA/HME segment of the company. The price paid to the company for GCM was $13,829,000 in cash, and net proceeds from the transaction were $12,729,000, net of expenses. The company recorded a pre-tax gain of $7,386,000 in the third quarter of 2016, which represented the excess of the net sales price over the book value of the assets and liabilities of GCM. The sale of GCM was dilutive to the company's results. The company utilized the net proceeds to fund operations. The company determined that the sale of GCM did not meet the criteria for classification as a discontinued operation in accordance with ASU 2014-08 but the "held for sale" criteria of ASC 360-10-45-9 were met and thus GCM was treated as held for sale.

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

Prior to 2017, the company had recorded expenses related to the sale of all operations held for sale, including GCM, totaling $2,892,000, of which $1,643,000 has been paid out as of June 30, 2017.

Discontinued Operations
From 2012 through 2014, the company sold three businesses which were classified as discontinued operations. Prior to 2017, the company had recorded cumulative expenses related to the sale of discontinued operations totaling $8,801,000, of which $8,405,000 have been paid as of June 30, 2017.

Notes to Financial Statements	Current Assets

Current Assets

Receivables

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Substantially all the company’s receivables are due from health care, medical equipment providers and long term care facilities located throughout the United States, Australia, Canada, New Zealand, China and Europe. A significant portion of products sold to providers, both foreign and domestic, are ultimately funded through government reimbursement programs such as Medicare and Medicaid in the U.S. Therefore, changes in these programs can have an adverse impact on dealer liquidity and profitability.

The estimated allowance for uncollectible amounts ($7,181,000 at June 30, 2017 and $6,916,000 at December 31, 2016) is based primarily on management’s evaluation of the financial condition of specific customers. In addition, due to the company's financing arrangement with De Lage Landen, Inc. ("DLL"), a third-party financing company with which the company has worked since 2000, management monitors the collection status of these contracts in accordance with the company’s limited recourse obligations and provides amounts necessary for estimated losses in the allowance for doubtful accounts and establishes reserves for specific customers as needed. The company writes off uncollectible trade accounts receivable after such receivables are moved to collection status and legal remedies are exhausted. See Concentration of Credit Risk in the Notes to the Consolidated Financial Statements for a description of the financing arrangement. Long-term installment receivables are included in “Other Assets” on the consolidated balance sheet.

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

Notes to Financial Statements	Current Assets

Installment receivables consist of the following (in thousands):

	June 30, 2017			December 31, 2016
	Current	Long- Term	Total	Current	Long- Term	Total
Installment receivables	$2,115	$2,772	$4,887	$2,027	$2,685	$4,712
Less: Unearned interest	(33)	—	(33)	(40)	—	(40)
	2,082	2,772	4,854	1,987	2,685	4,672
Allowance for doubtful accounts	(509)	(1,959)	(2,468)	(619)	(2,219)	(2,838)
Installment receivables, net	$1,573	$813	$2,386	$1,368	$466	$1,834

Installment receivables purchased from DLL during the six months ended June 30, 2017 increased the gross installment receivables balance by $696,000. No sales of installment receivables were made by the company during the quarter.

The movement in the installment receivables allowance for doubtful accounts was as follows (in thousands):

	Six Months Ended June 30, 2017	Year Ended December 31, 2016
Balance as of beginning of period	$2,838	$2,792
Current period provision (benefit)	(341)	1,220
Direct write-offs charged against the allowance	(29)	(1,174)
Balance as of end of period	$2,468	$2,838

Installment receivables by class as of June 30, 2017 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired installment receivables with a related allowance recorded	$4,103	$4,103	$2,358	$—
Canada
Non-Impaired installment receivables with no related allowance recorded	674	641	—	39
Impaired installment receivables with a related allowance recorded	110	110	110	—
Total Canadian installment receivables	784	751	110	39
Total
Non-Impaired installment receivables with no related allowance recorded	674	641	—	39
Impaired installment receivables with a related allowance recorded	4,213	4,213	2,468	—
Total installment receivables	$4,887	$4,854	$2,468	$39

Notes to Financial Statements	Current Assets

Installment receivables by class as of December 31, 2016 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired installment receivables with a related allowance recorded	$3,762	$3,762	$2,706	$—
Canada
Non-Impaired installment receivables with no related allowance recorded	818	778	—	65
Impaired installment receivables with a related allowance recorded	132	132	132	—
Total Canadian installment receivables	950	910	132	65
Total
Non-Impaired installment receivables with no related allowance recorded	818	778	—	65
Impaired installment receivables with a related allowance recorded	3,894	3,894	2,838	—
Total installment receivables	$4,712	$4,672	$2,838	$65

Installment receivables with a related allowance recorded as noted in the table above represent those installment receivables on a non-accrual basis in accordance with ASU 2010-20. As of June 30, 2017, the company had no U.S. installment receivables past due of 90 days or more for which the company is still accruing interest. Individually, all U.S. installment receivables are assigned a specific allowance for doubtful accounts based on management’s review when the company does not expect to receive both the contractual principal and interest payments as specified in the loan agreement. In Canada, the company had an immaterial amount of Canadian installment receivables which were past due of 90 days or more as of June 30, 2017 and December 31, 2016 for which the company is still accruing interest.

The aging of the company’s installment receivables was as follows (in thousands):

	June 30, 2017			December 31, 2016
	Total	U.S.	Canada	Total	U.S.	Canada
Current	$670	$—	$670	$832	$—	$832
0-30 Days Past Due	7	—	7	18	—	18
31-60 Days Past Due	7	—	7	12	—	12
61-90 Days Past Due	7	—	7	2	—	2
90+ Days Past Due	4,196	4,103	93	3,848	3,762	86
	$4,887	$4,103	$784	$4,712	$3,762	$950

Notes to Financial Statements	Current Assets

Inventories

Inventories consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Finished goods	$77,236	$68,701
Raw materials	65,722	56,270
Work in process	10,460	10,673
Inventories, net	$153,418	$135,644

Other Current Assets

Other current assets consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Value added tax receivables	$15,457	$14,336
Service contracts	2,091	2,902
Derivatives (foreign currency forward exchange contracts)	1,113	2,754
Prepaid insurance	1,490	2,761
Prepaid inventory	664	790
Recoverable income taxes	451	503
Prepaid debt fees	377	489
Prepaid and other current assets	9,667	6,984
Other Current Assets	$31,310	$31,519

Notes to Financial Statements	Long-Term Assets

Long-Term Assets

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Convertible 2021 note hedge asset	$27,430	$25,471
Convertible 2022 note hedge asset	28,582	—
Cash surrender value of life insurance policies	1,871	1,824
Deferred financing fees	958	793
Installment receivables	813	466
Deferred taxes	416	837
Investments	103	108
Other	106	188
Other Long-Term Assets	$60,279	$29,687

During the quarter ended March 31, 2016, the company issued $150,000,000 principal amount of Convertible Senior Notes due 2021. During the quarter ended June 30, 2017, the company issued $120,000,000 principal amount of Convertible Senior Notes due 2022. As part of the 2016 and 2017 transactions, the company entered into the related 2021 and 2022 convertible note hedge derivatives which are included in Other Long-Term Assets, the value of which will be adjusted quarterly to reflect fair value. See "Long-Term Debt" in the notes to the Consolidated Financial Statements included elsewhere in this report for more detail.

Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Machinery and equipment	$297,298	$301,367
Land, buildings and improvements	76,260	73,709
Leasehold improvements	12,391	12,054
Furniture and fixtures	10,074	10,100
Property and Equipment, gross	396,023	397,230
Less allowance for depreciation	(319,416)	(321,871)
Property and Equipment, net	$76,607	$75,359

Goodwill
The change in goodwill from December 31, 2016 to June 30, 2017 was due to foreign currency translation.

Notes to Financial Statements	Long-Term Assets

Intangibles

The company's intangibles consist of the following (in thousands):

	June 30, 2017		December 31, 2016
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer lists	$51,844	$48,747	$49,362	$45,797
Trademarks	25,339	—	24,091	—
Developed technology	7,594	6,287	7,287	5,969
Patents	5,546	5,536	5,512	5,487
License agreements	1,174	1,174	1,126	1,126
Other	1,162	1,144	1,162	1,138
Intangibles	$92,659	$62,888	$88,540	$59,517

All the company’s intangible assets have been assigned definite lives and continue to be amortized over their useful lives, except for trademarks shown above, which have indefinite lives. The changes in intangible balances reflected on the balance sheet from December 31, 2016 to June 30, 2017 were the result of foreign currency translation and amortization.

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

Amortization expense related to intangibles was $755,000 in the first six months of 2017 and is estimated to be $1,504,000 in 2017, $1,494,000 in 2018, $1,310,000 in 2019, $178,000 in 2020, $178,000 in 2021 and $178,000 in 2022. Amortized intangibles are being amortized on a straight-line basis over remaining lives of 1 to 10 years with most of the intangibles being amortized over an average remaining life of approximately 4 years.

Notes to Financial Statements	Current Liabilities

Current Liabilities

Accrued Expenses

Accrued expenses consist of accruals for the following (in thousands):

	June 30, 2017	December 31, 2016
Salaries and wages	$29,662	$32,959
Warranty cost	22,947	23,302
Taxes other than income taxes, primarily value added taxes	20,655	19,194
Professional	5,416	4,728
Severance	5,156	2,049
Freight	4,506	5,211
Interest	3,759	3,747
Product liability, current portion	3,459	3,996
Deferred revenue	1,539	1,446
Derivative liabilities (foreign currency forward exchange contracts)	1,496	1,783
Rent	683	672
Insurance	670	742
Rebates	484	356
Supplemental Executive Retirement Program liability	391	391
Other items, principally trade accruals	9,686	9,519
Accrued Expenses	$110,509	$110,095

Accrued rebates relate to several volume incentive programs the company offers its customers. The company accounts for these rebates as a reduction of revenue when the products are sold in accordance with the guidance in ASC 605-50, Customer Payments and Incentives.

Generally, the company's products are covered by warranties against defects in material and workmanship for various periods depending on the product from the date of sales to the customer. Certain components carry a lifetime warranty. A provision for estimated warranty cost is recorded at the time of sale based upon actual experience. The company continuously assesses the adequacy of its product warranty accrual and records adjustments as needed. Historical analysis is primarily used to determine the company's warranty reserves. Claims history is reviewed and provisions are adjusted as needed. However, the company does consider other events, such product field actions and recalls, which could warrant additional warranty reserve provision.

The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

Balance as of January 1, 2017	$23,302
Warranties provided during the period	4,927
Settlements made during the period	(5,571)
Changes in liability for pre-existing warranties during the period, including expirations	289
Balance as of June 30, 2017	$22,947

Notes to Financial Statements	Long-Term Liabilities

Long-Term Liabilities

Long-Term Debt

Debt consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Convertible senior notes at 5.00%, due in February 2021	$118,666	$115,159
Convertible senior notes at 4.50%, due in June 2022	86,680	—
Convertible senior subordinated debentures at 4.125%, due in February 2027	—	13,039
Other notes and lease obligations	32,555	33,151
	237,901	161,349
Less current maturities of long-term debt	(2,159)	(15,261)
Long-Term Debt	$235,742	$146,088

The company had outstanding letters of credit of $2,891,000 and $2,853,000 as of June 30, 2017 and December 31, 2016, respectively. There were no borrowings denominated in foreign currencies, excluding a portion of the company's capital leases, as of June 30, 2017 and December 31, 2016. As of June 30, 2017, the weighted average floating interest rate on all borrowings, excluding capital leases, was 4.95% compared to 4.85% as of December 31, 2016.

On September 30, 2015, the company entered into an Amended and Restated Revolving Credit and Security Agreement, which was subsequently amended (the “Credit Agreement”) and which matures on January 16, 2021. The Credit Agreement was entered into by and among the company, certain of the company’s direct and indirect U.S. and Canadian subsidiaries and certain of the company’s European subsidiaries (together with the company, the “Borrowers”), certain other of the company’s direct and indirect U.S., Canadian and European subsidiaries (the “Guarantors”), and PNC Bank, National Association (“PNC”), JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited, KeyBank National Association, and Citizens Bank, National Association (the “Lenders”). PNC is the administrative agent (the “Administrative Agent”) and J.P. Morgan Europe Limited is the European agent (the “European Agent”) under the Credit Agreement.

U.S. and Canadian Borrowers Credit Facility

For the company's U.S. and Canadian Borrowers, the Credit Agreement provides for an asset-based-lending senior secured revolving credit facility which is secured by substantially all the company’s U.S. and Canadian assets, other than real estate. The Credit Agreement provides the company and the other Borrowers with a credit facility in an aggregate principal amount of $100,000,000, subject to availability based on a borrowing base formula, under a senior secured revolving credit, letter of credit and swing line loan facility (the “U.S. and Canadian Credit Facility”). Up to $25,000,000 of the U.S. and Canadian Credit Facility will be available for issuance of letters of credit. The aggregate principal amount of the U.S. and Canadian Credit Facility may be increased by up to $25,000,000 to the extent requested by the company and agreed to by any Lender or new financial institution approved by the Administrative Agent.

The aggregate borrowing availability under the U.S. and Canadian Credit Facility is determined based on a borrowing base formula. The aggregate usage under the U.S. and Canadian Credit Facility may not exceed an amount equal to the sum of (a) 85% of eligible U.S. accounts receivable plus (b) the lesser of (i) 70% of eligible U.S. inventory and eligible foreign in-transit inventory and (ii) 85% of the net orderly liquidation value of eligible U.S. inventory and eligible foreign in-transit inventory (not to exceed $4,000,000), plus (c) the lesser of (i) 85% of the net orderly liquidation value of U.S. eligible machinery and equipment and (ii) $1,608,200 as of June 30, 2017 (subject to reduction as provided in the Credit Agreement), plus (d) 85% of eligible Canadian accounts receivable, plus (e) the lesser of (i) 70% of eligible Canadian inventory and (ii) 85% of the net orderly liquidation value of eligible Canadian inventory, less (f) swing loans outstanding under the U.S. and Canadian Credit Facility, less (g) letters of credit issued and undrawn under the U.S. and Canadian Credit Facility, less (h) a $5,000,000 minimum availability reserve, less (i) other reserves required by the Administrative Agent, and in each case subject to the definitions and limitations in the Credit Agreement. As of June 30, 2017, the company was in compliance with all covenant requirements and had borrowing capacity on the U.S. and Canadian Credit Facility under the Credit Agreement of $28,791,000, considering the minimum availability reserve, then-outstanding letters of credit, other reserves and the $11,250,000 dominion trigger amount described below.

Notes to Financial Statements	Long-Term Liabilities

Borrowings under the U.S. and Canadian Credit Facility are secured by substantially all of the company’s U.S. and Canadian assets, other than real estate.

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

European Credit Facility

The Credit Agreement also provides for a revolving credit, letter of credit and swing line loan facility which gives the company and the European Borrowers the ability to borrow up to an aggregate principal amount of $30,000,000, with a $5,000,000 sublimit for letters of credit and a $2,000,000 sublimit for swing line loans (the “European Credit Facility”). Up to $15,000,000 of the European Credit Facility will be available to each of Invacare Limited (the “UK Borrower”) and

Invacare Poirier SAS (the “French Borrower” and, together with the UK Borrower, the “European Borrowers”). The European Credit Facility matures in January 2021, together with the U.S. and Canadian Credit Facility.

The aggregate borrowing availability for each European Borrower under the European Credit Facility is determined based on a borrowing base formula. The aggregate borrowings of each of the European Borrowers under the European Credit Facility may not exceed an amount equal to (a) 85% of the European Borrower’s eligible accounts receivable, less (b) the European Borrower’s borrowings and swing line loans outstanding under the European Credit Facility, less (c) the European Borrower’s letters of credit issued and undrawn under the European Credit Facility, less (d) a $3,000,000 minimum availability reserve, less (e) other reserves required by the European Agent, and in each case subject to the definitions and limitations in the Credit Agreement. As of June 30, 2017, the aggregate borrowing availability to the European Borrowers under the European Credit Facility was approximately $15,797,000, considering the $3,000,000 minimum availability reserve and the $3,375,000 dominion trigger amount described below.

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

The European Credit Facility is secured by substantially all the personal property assets of the UK Borrower and its in-country subsidiaries, and all the receivables of the French Borrower and its in-country subsidiaries. The UK and French facilities (which comprise the European Credit Facility) are cross collateralized, and the US personal property assets previously pledged under the U.S. and Canadian Credit Facility also serve as collateral for the European Credit Facility.

The European Credit Facility is subject to customary representations, warranties and covenants generally consistent with those applicable to the U.S. and Canadian Credit Facility. Exceptions to the operating covenants in the Credit Agreement provide the company with flexibility to, among other things, enter into or undertake certain sale/leaseback transactions,

Notes to Financial Statements	Long-Term Liabilities

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

Convertible senior subordinated debentures due 2027

In 2007, the company issued $135,000,000 principal amount of 4.125% Convertible Senior Subordinated Debentures due 2027 (the "debentures"), of which $0 principal amount remains outstanding as of June 30, 2017.

The holders of the debentures exercised their right to require the company to repurchase all the debentures on February 1, 2017 at a price equal to 100% of the principal amount. The company satisfied the accreted value of the debentures using cash on February 2, 2017, and no debentures remained outstanding following that date.

The liability components of the debentures consisted of the following (in thousands):

December 31, 2016
Principal amount of liability component	$13,350
Unamortized discount	(311)
Net carrying amount of liability component	$13,039
The unamortized discount as of December 31, 2016 was fully amortized in the first quarter 2017 due to the repurchase of all the debentures on February 1, 2017.
Convertible senior notes due 2021

In the first quarter of 2016, the company issued $150,000,000 aggregate principal amount of 5.00% Convertible Senior Notes due 2021 (the “2021 notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2021 notes bear interest at a rate of 5.00% per year payable semi-annually in arrears on February 15 and August 15 of each year, beginning August 15, 2016. The 2021 notes will mature on February 15, 2021, unless repurchased or converted in accordance with their terms prior to such date. Prior to August 15, 2020, the 2021 notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Unless and until the company obtains shareholder approval under applicable New York Stock Exchange rules, the 2021 notes will be convertible, subject to certain conditions, into cash. If the company obtains such shareholder approval, the 2021 notes may be settled in cash, the company’s common shares or a combination of cash and the company’s common shares, at the company’s election.

Holders of the 2021 notes will have the right to require the company to repurchase all or some of their 2021 notes at 100% of their principal, plus any accrued and unpaid interest, upon the occurrence of certain fundamental changes. The initial conversion rate is 60.0492 common shares per $1,000 principal amount of 2021 notes (equivalent to an initial conversion price of approximately $16.65 per common share). The company evaluated the terms of the conversion features under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the features did require separate accounting as a derivative. This derivative was capitalized on the balance sheet as a long-term liability and will be adjusted to reflect fair value each quarter. The fair value of the convertible debt conversion liability at issuance was $34,480,000. The fair value of the convertible debt conversion liability at June 30, 2017 was $32,227,000 compared to $30,708,000 as of December 31, 2016. The company recognized losses of $8,250,000 and $1,519,000 for the three and six months ended June 30, 2017, respectively, compared to gains of

Notes to Financial Statements	Long-Term Liabilities

$6,565,000 and $5,847,000 for the three and six months ended June 30, 2016, respectively, related to the convertible debt conversion liability.

In connection with the offering of the 2021 notes, the company entered into privately negotiated convertible note hedge transactions with two financial institutions (the “option counterparties”). These transactions cover, subject to customary anti-dilution adjustments, the number of the company’s common shares that will initially underlie the 2021 notes, and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the 2021 notes. The company evaluated the note hedges under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the note hedges should be accounted for as derivatives. These derivatives were capitalized on the balance sheet as long-term assets and will be adjusted to reflect fair value each quarter. The fair value of the convertible note hedge assets at issuance was $27,975,000. The fair value of the convertible note hedge assets at June 30, 2017 was $27,430,000 compared to $25,471,000 as of December 31, 2016. The company recognized gains of $7,789,000 and $1,959,000 for the three and six months ended June 30, 2017 compared to losses of $6,079,000 and $4,757,000 for the three and six months ended June 30, 2016, respectively, related to the convertible note hedge asset.

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

The net proceeds from the offering of the 2021 notes were approximately $144,034,000, after deducting fees and offering expenses of $5,966,000. These debt issuance costs were capitalized and are being amortized as interest expense through February 2021. As of June 30, 2017, all $5,966,000 of these costs were paid. In accordance with ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, these debt issuance costs are presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability. Approximately $5,000,000 of the net proceeds from the offering were used to repurchase the company’s common shares from purchasers of 2021 notes in the offering in privately negotiated transactions. A portion of the net proceeds from the offering were used to pay the cost of the convertible note hedge transactions (after such cost is partially offset by the proceeds to the company from the warrant transactions), which net cost was $15,600,000.

The liability components of the 2021 notes consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Principal amount of liability component	$150,000	$150,000
Unamortized discount	(26,991)	(29,919)
Debt fees	(4,343)	(4,922)
Net carrying amount of liability component	$118,666	$115,159

The unamortized discount of $26,991,000 is to be amortized through February 2021. The effective interest rate on the liability component was 11.1%. Non-cash interest expense of $1,490,000 and $2,928,000 was recognized for the three and six months ended June 30, 2017, respectively, compared to $1,338,000 and $1,788,000 for the three and six months ended June 30, 2016, respectively, in comparison to actual interest expense accrued of $1,875,000 and $3,750,000 for the three and six months ended June 30, 2017, respectively, compared to $1,875,000 and $2,628,000 for the three and six months ended June 30, 2016, respectively, based on the stated coupon rate of 5.0%. The 2021 notes were not convertible as of June 30, 2017 nor was the applicable conversion threshold met.

Convertible senior notes due 2022

In the second quarter of 2017, the company issued $120,000,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2022 (the “2022 notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on June 1 and December 1 of each year, beginning December 1, 2017. The 2022 notes will mature on June 1, 2022, unless repurchased or converted in accordance with their terms prior to such date. Prior to December 1, 2021, the 2022 notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Unless and until the company obtains shareholder approval of the issuance of the company's common shares upon conversion of the 2022 notes and the 2021 notes under applicable New York Stock Exchange rules, the 2022 notes will be convertible, subject to certain conditions, into cash. If the

Notes to Financial Statements	Long-Term Liabilities

company obtains such shareholder approval, the 2022 notes may be settled in cash, the company’s common shares or a combination of cash and the company’s common shares, at the company’s election.

Holders of the 2022 notes will have the right to require the company to repurchase all or some of their 2022 notes at 100% of their principal, plus any accrued and unpaid interest, upon the occurrence of certain fundamental changes. The initial conversion rate is 61.6095 common shares per $1,000 principal amount of 2022 notes (equivalent to an initial conversion price of approximately $16.23 per common share). The company evaluated the terms of the conversion features under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the features did require separate accounting as a derivative. This derivative was capitalized on the balance sheet as a long-term liability and will be adjusted to reflect fair value each quarter. The fair value of the convertible debt conversion liability at issuance was $28,859,000. The fair value of the convertible debt conversion liability at June 30, 2017 was $33,251,000. The company recognized a loss of $4,392,000 for both the three and six months ended June 30, 2017 related to the convertible debt conversion liability.

In connection with the offering of the 2022 notes, the company entered into privately negotiated convertible note hedge transactions with one financial institution (the “option counterparty”). These transactions cover, subject to customary anti-dilution adjustments, the number of the company’s common shares that will initially underlie the 2022 notes, and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the 2022 notes. The company evaluated the note hedges under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the note hedges should be accounted for as derivatives. These derivatives were capitalized on the balance sheet as long-term assets and will be adjusted to reflect fair value each quarter. The fair value of the convertible note hedge assets at issuance was $24,780,000. The fair value of the convertible note hedge assets at June 30, 2017 was $28,582,000. The company recognized a gain of $3,802,000 for both the three and six months ended June 30, 2017 related to the convertible note hedge asset.

The company entered into separate, privately negotiated warrant transactions with the option counterparty at a higher strike price relating to the same number of the company’s common shares, subject to customary anti-dilution adjustments, pursuant to which the company sold warrants to the option counterparties. The warrants could have a dilutive effect on the company’s outstanding common shares and the company’s earnings per share to the extent that the price of the company’s common shares exceeds the strike price of those warrants. The initial strike price of the warrants is $21.4375 per share and is subject to certain adjustments under the terms of the warrant transactions. The company evaluated the warrants under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the warrants meet the definition of a derivative, are indexed to the company's own stock and should be classified in shareholder's equity. The amount paid for the warrants and capitalized in shareholder's equity was $14,100,000.

The net proceeds from the offering of the 2022 notes were approximately $114,962,000, after deducting fees and offering expenses of $5,038,000. These debt issuance costs were capitalized and are being amortized as interest expense through June 2022. As of June 30, 2017, $4,144,000 of these costs were paid. In accordance with ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, these debt issuance costs are presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability. A portion of the net proceeds from the offering were used to pay the cost of the convertible note hedge transactions (after such cost is partially offset by the proceeds to the company from the warrant transactions), which net cost was $10,680,000.

The liability components of the 2022 notes consist of the following (in thousands):

June 30, 2017
Principal amount of liability component	$120,000
Unamortized discount	(28,647)
Debt fees	(4,673)
Net carrying amount of liability component	$86,680

The unamortized discount of $28,647,000 is to be amortized through June 2022. The effective interest rate on the liability component was 10.9%. Non-cash interest expense of $212,000 was recognized for both the three and six months ended June 30, 2017 in comparison to actual interest expense accrued of $255,000 for the same periods respectively, based on the stated coupon rate of 4.5%. The 2022 notes were not convertible as of June 30, 2017 nor was the applicable conversion threshold met.

Notes to Financial Statements	Long-Term Liabilities

Other Long-Term Obligations

Other long-term obligations consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Deferred income taxes	$31,795	$31,079
Convertible 2021 debt conversion liability	32,227	30,708
Convertible 2022 debt conversion liability	33,251	—
Product liability	15,009	16,615
Pension	13,969	13,258
Deferred gain on sale leaseback	6,562	6,703
Supplemental Executive Retirement Plan liability	5,541	5,612
Deferred compensation	3,858	3,593
Uncertain tax obligation including interest	2,905	3,150
Other	4,171	3,689
Other Long-Term Obligations	$149,288	$114,407

During the quarter ended March 31, 2016, the company issued $150,000,000 principal amount of 5.00% Convertible Senior Notes due 2021. During the quarter ended June 30, 2017, the company issued $120,000,000 principal amount of Convertible Senior Notes due 2022. Due to the 2016 and 2017 issuances, long-term liabilities representing the convertible debt conversion liabilities were recorded which are adjusted to reflect fair values quarterly. The amounts included in the above table represent the fair values of the conversion liabilities as of June 30, 2017 and December 31, 2016. See "Long-Term Debt" in the notes to the Consolidated Financial Statements included elsewhere in this report for more detail.

On April 23, 2015, the company entered into a real estate sale leaseback transaction which resulted in the company recording an initial deferred gain of $7,414,000, the majority of which is included in Other Long-Term Obligations and will be recognized over the 20-year life of the leases. The gain realized was $68,000 and $136,000 for the three and six months ended June 30, 2017, respectively, compared to $65,000 and $131,000 for the three and six months ended June 30, 2016, respectively.

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

On May 31, 2017, the company received notice that holders of 703,912 Class B Common Shares had elected to convert all of their Class B Common Shares into Common Shares. After the conversion, 18,357 Class B Common Shares remained outstanding. The conversion substantially diminished the significance of the Company’s dual class voting structure, as after completion, the holders of the Common Shares represented approximately 99.5% of the Company’s total outstanding voting power.

Equity Compensation Plan

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
The 2013 Plan uses a fungible share-counting method, under which each common share underlying an award of stock options or stock appreciation rights ("SAR") will count against the number of total shares available under the 2013 Plan as one share; and each Common Share underlying any award other than a stock option or a SAR will count against the number of total shares available under the 2013 Plan as two shares. Shares underlying awards made under the 2003 Plan that are canceled or forfeited may be added back to the 2013 Plan for use in future awards. Any Common Shares that are added back to the 2013 Plan as the result of the cancellation or forfeiture of an award granted under the 2013 Plan will be added back in the same manner such shares were originally counted against the total number of shares available under the 2013 Plan. Each common share that is added back to the 2013 Plan due to a cancellation or forfeiture of an award granted under the 2003 Plan will be added back as one Common Share. At June 30, 2017, an aggregate of 2,373,030 Common Shares underlie awards outstanding under the 2003

Plan, which shares may become available under the 2013 Plan to the extent such awards are forfeited or expire unexercised.
The Compensation and Management Development Committee of the Board (the “Compensation Committee”), in its discretion, may grant an award under the 2013 Plan to any director or employee of the company or an affiliate. As of June 30, 2017, 1,372,287 common shares were available for future issuance under the 2013 Plan in connection with the following types of awards with respect to shares of the company's common shares: incentive stock options, nonqualified stock options, SARs, restricted stock, restricted stock units, unrestricted stock and performance shares. The Compensation Committee also may grant performance units that are payable in cash. The Compensation Committee has the authority to determine which participants will receive awards, the amount of the awards and the other terms and conditions of the awards.
The 2013 Plan provides that shares granted come from the company's authorized but unissued common shares or treasury shares. In addition, the company's stock-based compensation plans allow employee participants to exchange shares for minimum withholding taxes, which results in the company acquiring treasury shares.
The amounts of equity-based compensation expense recognized as part of selling, general and administrative expenses were as follows (in thousands):

	For the Six Months Ended June 30,
	2017	2016
Restricted stock / units	$3,262	$3,081
Performance shares / units	905	466
Non-qualified and performance stock options	479	478
Total stock-based compensation expense	$4,646	$4,025
As of June 30, 2017, unrecognized compensation expense related to equity-based compensation arrangements granted under the company's 2013 Plan and previous plans, which is related to non-vested options and shares, was as follows (in thousands):

June 30, 2017
Restricted stock and restricted stock units	$9,896
Performance shares and performance share units	8,229
Non-qualified and performance stock options	3,725
Total unrecognized stock-based compensation expense	$21,850

Notes to Financial Statements	Equity Compensation

Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures and for updated vesting assumptions for the performance share awards (see "Stock Options" and "Performance Shares and Performance Share Units" below). No tax benefit for share-based compensation was realized for the three and six months ended June 30, 2017 and 2016 due to a valuation allowance against deferred tax assets.

Stock Options

Generally, non-qualified stock option awards have a term of ten years and were granted with an exercise price per share equal to the fair market value of one of the company’s Common Shares on the date of grant. Stock option awards granted in 2017 were performance-based awards which will only become exercisable if the performance goals established by the Compensation Committee are achieved over a 3-year period ending in 2019 and subject to the Compensation Committee's exercise of negative discretion to reduce the number of options vested based on the progress towards the company's transformation. The company expects the compensation expense to be recognized over a weighted-average period of approximately two years.

The following table summarizes information about stock option activity for the six months ended June 30, 2017:

	June 30, 2017		Weighted Average Exercise Price
Options outstanding at January 1, 2017	2,542,732		$21.19
Granted	756,420		12.15
Exercised	(103,775)		13.77
Canceled	(56,950)		20.37
Options outstanding at June 30, 2017	3,138,427		$19.27
Options exercise price range at June 30, 2017	$12.15	to	$33.36
Options exercisable at June 30, 2017	2,379,987
Shares available for grant at June 30, 2017*	1,372,287
________

*
Shares available for grant as of June 30, 2017 reduced by net restricted stock and restricted stock unit award and performance share and performance share unit award activity of 2,523,796 shares and 2,124,222 shares, respectively.

The following table summarizes information about stock options outstanding at June 30, 2017:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at June 30, 2017	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2017	Weighted Average Exercise Price
$ 12.15 – $20.00	1,318,466	7.2	$13.02	580,876	$14.19
$ 20.01 – $25.00	1,079,227	1.9	22.56	1,062,827	22.55
$ 25.01 – $30.00	736,238	1.7	25.55	731,788	25.55
$ 30.01 – $33.36	4,496	3.4	33.36	4,496	33.36
Total	3,138,427	4.6	$19.27	2,379,987	$21.54

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

Notes to Financial Statements	Equity Compensation

The fair value of options granted is estimated on the date of grant using a Black-Scholes option-pricing model. The calculated fair value of the 2017 performance option awards was $5.38 based on the following assumptions:

2017
Expected dividend yield	0.4%
Expected stock price volatility	39.1%
Risk-free interest rate	2.31%
Expected life in years	7.8
Forfeiture percentage	5.0%

Expected dividend yield was based on historical dividends. Expected stock price volatility percentage was calculated at the date of grant based on historical stock prices for a period commensurate with the expected life of the option. The assumed expected life and forfeiture percentages were based on the company's historical analysis of option history.

Restricted Stock and Restricted Stock Units

The following table summarizes information about restricted shares and restricted share units (primarily for non-U.S. recipients):

	June 30, 2017	Weighted Average Fair Value
Stock / Units unvested at January 1, 2017	878,356	$15.87
Granted	480,742	12.09
Vested	(364,367)	16.66
Canceled	(99,011)	14.22
Stock / Units unvested at June 30, 2017	895,720	$13.70

The restricted stock awards generally vest ratably over the three years after the award date, except for those awards granted in 2014, which vest after a three-year period. Unearned restricted stock compensation, determined as the market value of the shares at the date of grant, is being amortized on a straight-line basis over the vesting period.

Performance Shares and Performance Share Units

The following table summarizes information about performance shares and performance share units (for non-U.S. recipients):

	June 30, 2017	Weighted Average Fair Value
Shares / Units unvested at January 1, 2017	309,468	$14.58
Granted	336,694	12.02
Vested	—	—
Canceled	(3,711)	12.82
Shares / Units unvested at June 30, 2017	642,451	$13.25

During the six months ended June 30, 2017, performance shares and performance share units (for non-U.S. recipients) were granted as performance awards with a three-year performance period with payouts based on achievement of certain performance goals. The awards are classified as equity awards as they will be settled in common shares upon vesting. The number of shares earned will be determined at the end of the performance period based on achievement of performance criteria for January 1, 2017 through December 31, 2019 established by the Compensation Committee at the time of grant. Recipients will be entitled to receive a number of common shares equal to the number of performance shares that vest based upon the levels of achievement which may range between 0% and 150% of the target number of shares with the target being 100% of the initial grant.

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

Accumulated Other Comprehensive Income (Loss) by Component

Changes in accumulated other comprehensive income ("OCI") for the three and six months ended June 30, 2017 and June 30, 2016, respectively, were as follows (in thousands):

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
March 31, 2017	$(28,352)	$20,474	$(11,543)	$1,205	$(18,216)
OCI before reclassifications	37,163	(10,852)	(480)	(1,335)	24,496
Amount reclassified from accumulated OCI	—	—	54	(301)	(247)
Net current-period OCI	37,163	(10,852)	(426)	(1,636)	24,249
June 30, 2017	$8,811	$9,622	$(11,969)	$(431)	$6,033

December 31, 2016	$(26,199)	$17,372	$(11,248)	$740	$(19,335)
OCI before reclassifications	35,010	(7,750)	(985)	(571)	25,704
Amount reclassified from accumulated OCI	—	—	264	(600)	(336)
Net current-period OCI	35,010	(7,750)	(721)	(1,171)	25,368
June 30, 2017	$8,811	$9,622	$(11,969)	$(431)	$6,033

March 31, 2016	$6,474	$2,662	$(9,947)	$2,965	$2,154
OCI before reclassifications	9,982	325	(77)	(2,059)	8,171
Amount reclassified from accumulated OCI	—	—	71	(208)	(137)
Net current-period OCI	9,982	325	(6)	(2,267)	8,034
June 30, 2016	$16,456	$2,987	$(9,953)	$698	$10,188

December 31, 2015	$(5,744)	$4,111	$(9,757)	$2,003	$(9,387)
OCI before reclassifications	22,200	(1,124)	(272)	(931)	19,873
Amount reclassified from accumulated OCI	—	—	76	(374)	(298)
Net current-period OCI	22,200	(1,124)	(196)	(1,305)	19,575
June 30, 2016	$16,456	$2,987	$(9,953)	$698	$10,188

Notes to Financial Statements	Accumulated Other Comprehensive Income

Reclassifications out of accumulated OCI for the three and six months ended June 30, 2017 and June 30, 2016 were as follows (in thousands):

	Amount reclassified from OCI				Affected line item in the Statement of Comprehensive (Income) Loss
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Defined Benefit Plans
Service and interest costs	$54	$71	$264	$76	Selling, General and Administrative
Tax	—	—	—	—	Income Taxes
Total after tax	$54	$71	$264	$76

Derivatives
Foreign currency forward contracts hedging sales	$166	$(982)	$234	$(1,409)	Net Sales
Foreign currency forward contracts hedging purchases	(481)	719	(872)	957	Cost of Products Sold
Total before tax	(315)	(263)	(638)	(452)
Tax	14	55	38	78	Income Taxes
Total after tax	$(301)	$(208)	$(600)	$(374)

Notes to Financial Statements	Charges Related to Restructuring Activities

Charges Related to Restructuring Activities

The company's restructuring charges were originally necessitated primarily by continued declines in Medicare and Medicaid reimbursement by the U.S. government, as well as similar healthcare reimbursement pressures abroad, which negatively affect the company's customers (e.g. home health care providers) and continued pricing pressures faced by the company due to the outsourcing by competitors to lower cost locations. Restructuring decisions were also the result of reduced profitability in the NA/HME and Asia/Pacific segments. In addition, as a result of the company's transformation strategy, additional restructuring actions were incurred in 2016 and continued in 2017. The company expects any near-term cost savings from restructuring will be offset by other costs because of pressures on the business.

For the six months ended June 30, 2017, charges totaled $8,270,000 which were related to severance in NA/HME ($5,522,000), Europe ($1,204,000) and Asia/Pacific ($896,000) as well as building lease termination costs in the NA/HME segment ($648,000). The NA/HME charges include the impact of the company's closure of its Suzhou, China, manufacturing facility, which is expected to generate approximately $4,000,000 in annualized pre-tax savings for the NA/HME segment. Payments for the six months ended June 30, 2017 were $4,800,000 and the cash payments were funded with company's cash on hand. Most of the 2017 charges are expected to be paid out within twelve months.

For the six months ended June 30, 2016, charges totaled $791,000 which were related to severance in NA/HME ($332,000) and Asia/Pacific ($68,000) as well as building lease termination costs in the NA/HME segment ($391,000). Payments for the six months ended June 30, 2016 were $1,614,000 and the cash payments were funded with company's cash on hand. Most of the 2016 charges have been paid out.
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

Notes to Financial Statements	Charges Related to Restructuring Activities

A progression by reporting segment of the accruals recorded as a result of the restructuring for 2017 is as follows (in thousands):

	Severance	Contract Terminations	Total
December 31, 2016 Balance
NA/HME	$783	$120	$903
Other	1,266	—	1,266
Total	2,049	120	2,169
Charges
NA/HME	2,095	147	2,242
Europe	690	—	690
Asia/Pacific	351	—	351
Total	3,136	147	3,283
Payments
NA/HME	(1,488)	(96)	(1,584)
Europe	(190)	—	(190)
Asia/Pacific	(228)	—	(228)
Other	(249)	—	(249)
Total	(2,155)	(96)	(2,251)
March 31, 2017 Balance
NA/HME	1,390	171	1,561
Europe	500	—	500
Asia/Pacific	123	—	123
Other	1,017	—	1,017
Total	3,030	171	3,201
Charges
NA/HME	3,427	501	3,928
Europe	514	—	514
Asia/Pacific	545	—	545
Total	4,486	501	4,987
Payments
NA/HME	(1,362)	(189)	(1,551)
Europe	(340)	—	(340)
Asia/Pacific	(658)	—	(658)
Total	(2,360)	(189)	(2,549)
June 30, 2017 Balance
NA/HME	3,455	483	3,938
Europe	674	—	674
Asia/Pacific	10	—	10
Other	1,017	—	1,017
Total	$5,156	$483	$5,639

Notes to Financial Statements	Income Taxes

Income Taxes

The company had an effective tax rate of 10.2% and 13.4% on losses before income tax for the three and six months ended June 30, 2017, respectively, and an effective tax rate of 20.2% and 23.0% for the three and six months ended June 30, 2016, respectively, compared to an expected benefit at the U.S. statutory rate of 35% on the pre-tax losses for each period. The company's effective tax rate for the three and six months ended June 30, 2017 and June 30, 2016 was unfavorable as compared to the U.S. federal statutory rate expected benefit, principally due to the negative impact of the company's inability to record tax benefits related to the significant losses in countries which had tax valuation allowances. The effective tax rate was reduced by certain taxes outside the United States, excluding countries with tax valuation allowances, that were at an effective rate lower than the U.S. statutory rate. During 2016, installment payments were made in the first quarter related to a previously disclosed liability for uncertain tax positions, and subsequent to the end of the first quarter, the company accelerated and paid the balance of the installment obligation, in order to reduce interest costs.

Notes to Financial Statements	Net Loss Per Common Share

Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated.

(In thousands except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Basic
Average common shares outstanding	32,833	32,176	32,654	32,274

Net loss	$(23,508)	$(11,580)	$(40,288)	$(20,196)

Net loss per common share	$(0.72)	$(0.36)	$(1.23)	$(0.63)

Diluted
Average common shares outstanding	32,833	32,176	32,654	32,274
Stock options and awards	360	354	293	298
Average common shares assuming dilution	33,193	32,530	32,947	32,572

Net loss	$(23,508)	$(11,580)	$(40,288)	$(20,196)

Net loss per common share *	$(0.72)	$(0.36)	$(1.23)	$(0.63)
________
* Net loss per common share assuming dilution calculated utilizing weighted average shares outstanding-basic for the periods in which there was a net loss.

At June 30, 2017, 1,353,144 and 1,629,336 shares associated with stock options were excluded from the average common shares assuming dilution for the three and six months ended June 30, 2017 as they were anti-dilutive. At June 30, 2017, the majority of the anti-dilutive shares were granted at an exercise price of $25.79, which was higher than the average fair market value prices of $13.14 and $12.57 for the three and six months ended June 30, 2017.

At June 30, 2016, 2,810,386 and 2,787,067 shares associated with stock options were excluded from the average common shares assuming dilution for the three and six months ended June 30, 2016 as they were anti-dilutive. At June 30, 2016, the majority of the anti-dilutive shares were granted at an exercise price of $25.24, which was higher than the average fair market value prices of $11.79 and $12.96 for the three and six months ended June 30, 2016.

For both the three months ended June 30, 2017 and June 30, 2016, respectively, no shares were included in the common shares assuming dilution related to the company's issued warrants as the average market price of the company stock for these periods did not exceed the strike price of the warrants.

Notes to Financial Statements	Concentration of Credit Risk

Concentration of Credit Risk

The company manufactures and distributes durable medical equipment to the home health care, retail and extended care markets. The company performs credit evaluations of its customers’ financial condition. The company utilizes De Lage Landen, Inc. (“DLL”), a third-party financing company, to provide lease financing to Invacare's U.S. customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a recourse obligation of $3,664,000 at June 30, 2017 to DLL for events of default under the contracts, which total $24,608,000 at June 30, 2017. Guarantees, ASC 460, requires the company to record a guarantee liability as it relates to the limited recourse obligation. The company's recourse is re-evaluated by DLL biannually, and DLL considers activity between the biannual dates and excludes any receivables purchased by the company from DLL. The company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with Receivables, ASC 310-10-05-4. Credit losses are provided for in the financial statements.

Substantially all the company’s receivables are due from health care, medical equipment providers and long term care facilities located throughout the United States, Australia, Canada, New Zealand and Europe. A significant portion of products sold to dealers, both foreign and domestic, is ultimately funded through government reimbursement programs such as Medicare and Medicaid. The company has also seen a significant shift in reimbursement to customers from managed care entities. Therefore, changes in these programs can have an adverse impact on dealer liquidity and profitability. In addition, reimbursement guidelines in the home health care industry have a substantial impact on the nature and type of equipment an end user can obtain as well as the timing of reimbursement and, thus, affect the product mix, pricing and payment patterns of the company’s customers.

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

The company has historically not recognized any material amount of ineffectiveness related to forward contract cash flow hedges because the company generally limits its hedges to between 50% and 90% of total forecasted transactions for a given entity’s exposure to currency rate changes and the transactions hedged are recurring in nature. Furthermore, most of the hedged transactions are related to intercompany sales and purchases for which settlement occurs on a specific day each month. Forward contracts with a total notional amount in USD of $43,692,000 and $81,035,000 matured for the three and six months ended June 30, 2017 compared to $58,898,000 and $112,226,000 matured for the three and six months ended June 30, 2016, respectively.

Notes to Financial Statements	Derivatives

Outstanding foreign currency forward exchange contracts qualifying and designated for hedge accounting treatment were as follows (in thousands USD):

	June 30, 2017		December 31, 2016
	Notional Amount	Unrealized Net Gain (Loss)	Notional Amount	Unrealized Net Gain (Loss)
USD / AUD	$2,871	$(34)	$5,841	$316
USD / CAD	1,002	26	2,604	(18)
USD / CNY	1,940	(12)	11,252	(301)
USD / CHF	180	1	370	15
USD / EUR	38,793	(933)	60,387	1,826
USD / GBP	2,114	(91)	3,253	(75)
USD / NZD	6,140	179	9,650	(64)
USD / SEK	1,889	(36)	4,923	146
USD / MXP	3,047	260	6,148	(417)
EUR / AUD	271	4	506	6
EUR / GBP	15,986	(14)	14,511	(686)
EUR / NOK	1,558	50	2,503	(25)
EUR / NZD	1,914	(16)	3,777	16
GBP / AUD	269	13	503	34
GBP / CHF	264	(2)	215	(10)
GBP / SEK	1,726	(5)	1,389	(42)
CHF / DKK	327	3	595	(2)
DKK / SEK	2,318	25	31,978	49
NOK / CHF	716	13	1,335	(13)
NOK / SEK	1,418	69	2,618	21
	$84,743	$(500)	$164,358	$776

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

Foreign currency forward exchange contracts not qualifying or designated for hedge accounting treatment, as well as ineffective hedges, entered into in 2017 and 2016, respectively, and outstanding were as follows (in thousands USD):

	June 30, 2017		December 31, 2016
	Notional Amount	Gain (Loss)	Notional Amount	Gain (Loss)
AUD / USD	$10,100	$(206)	$5,800	$204
CNY / USD	8,822	334	5,556	(24)
AUD / NZD	5,000	(11)	3,264	15
	$23,922	$117	$14,620	$195

The fair values of the company’s derivative instruments were as follows (in thousands):

	June 30, 2017		December 31, 2016
	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	$770	$1,270	$2,535	$1,759
Derivatives not designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	343	226	219	24
Total derivatives	$1,113	$1,496	$2,754	$1,783

The fair values of the company’s foreign currency forward exchange contract assets and liabilities are included in Other Current Assets and Accrued Expenses, respectively in the Consolidated Balance Sheets. The effect of derivative instruments on Accumulated Other Comprehensive Income (OCI) and the Statement of Comprehensive Income (Loss) and was as follows (in thousands):

Derivatives in ASC 815 cash flow hedge relationships	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended June 30, 2017
Foreign currency forward exchange contracts	$(1,335)	$301	$7
Six months ended June 30, 2017
Foreign currency forward exchange contracts	$(571)	$600	$7
Three months ended June 30 2016
Foreign currency forward exchange contracts	$(2,059)	$208	$42
Six months ended June 30, 2016
Foreign currency forward exchange contracts	$(931)	$374	$42

Derivatives not designated as hedging instruments under ASC 815			Amount of Gain (Loss) Recognized in Income on Derivatives
Three months ended June 30, 2017
Foreign currency forward exchange contracts			$52
Six months ended June 30, 2017
Foreign currency forward exchange contracts			$117
Three months ended June 30, 2016
Foreign currency forward exchange contracts			$(94)
Six months ended June 30, 2016
Foreign currency forward exchange contracts			$(377)

Notes to Financial Statements	Derivatives

The gains or losses recognized as the result of the settlement of cash flow hedge foreign currency forward contracts are recognized in net sales for hedges of inventory sales and in cost of product sold for hedges of inventory purchases. For the three and six months ended June 30, 2017, net sales were decreased by $166,000 and $234,000 while cost of product sold was decreased by $481,000 and $872,000 for net pre-tax realized gains of $315,000 and $638,000, respectively. For the three and six months ended June 30, 2016, net sales were increased by $982,000 and $1,409,000 while cost of product sold was increased by $719,000 and $957,000 for net realized pre-tax gains of $263,000 and $452,000, respectively.

Gains of $52,000 and $117,000 were recognized in selling, general and administrative (SG&A) expenses for the three and six months ended June 30, 2017, respectively, compared to losses of $94,000 and $377,000 for the three and six months ended June 30, 2016, respectively, related to forward contracts not designated as hedging instruments that were entered into to offset gains/losses that were also recorded in SG&A expenses on intercompany trade receivables or payables. The gains/losses on the non-designated hedging instruments were substantially offset by gains/losses on intercompany trade payables.

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

During the first quarter of 2016, the company entered into privately negotiated convertible 2021 note hedges and 2021 warrants in connection with its sale of $150,000,000 in aggregate principal amount of the company’s 5.00% Convertible Senior Notes due 2021. The 2021 warrants, which increased paid in capital by $12,376,000, are clearly and closely related to the convertible 2021 notes and thus classified as equity. The 2021 note hedge asset and 2021 convertible debt conversion liability were recorded, based on initial fair values, as an asset of $27,975,000 and a liability of $34,480,000, respectively, and these fair values are updated quarterly with the offset to the income statement.

During the second quarter of 2017, the company entered into privately negotiated convertible 2022 note hedges and warrants in connection with its sale of $120,000,000 in aggregate principal amount of the company’s 4.50% Convertible Senior Notes due 2022. The 2022 warrants, which increased paid in capital by $14,100,000, are clearly and closely related to the convertible 2022 notes and thus classified as equity. The 2022 note hedge assets and 2022 convertible debt conversion liability were recorded, based on initial fair values, as an asset of $24,780,000 and a liability of $28,859,000, respectively, and these fair values are updated quarterly with the offset to the income statement. See "Long-Term Debt" in the notes to the Consolidated Financial Statements included elsewhere in this report for more detail.

The fair values of the outstanding convertible note derivatives as of June 30, 2017 and their effect on the Statement of Comprehensive Income (Loss) were as follows (in thousands):

		Gain (Loss)		Gain (Loss)
	Fair Value	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Convertible 2021 debt conversion long-term liability	$(32,227)	$(8,250)	$6,565	$(1,519)	$5,847
Convertible 2022 debt conversion long-term liability	(33,251)	(4,392)	—	(4,392)	—
Convertible 2021 note hedge long-term asset	27,430	7,789	(6,079)	1,959	(4,757)
Convertible 2022 note hedge long-term asset	28,582	3,802	—	3,802	—
Net gain (loss) on convertible debt derivatives	$(9,466)	$(1,051)	$486	$(150)	$1,090
The 2021 and 2022 convertible debt conversion liability amounts and the 2021 and 2022 note hedge asset amounts are included in Other Long-Term Obligations and Other Long-Term

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

The following table provides a summary of the company’s assets and liabilities that are measured on a recurring basis (in thousands):

	Basis for Fair Value Measurements at Reporting Date
	Quoted Prices in Active Markets for Identical Assets / (Liabilities)	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Level I	Level II	Level III
June 30, 2017
Forward exchange contracts—net	—	$(383)	—
Convertible 2021 debt conversion liability	—	(32,227)	—
Convertible 2021 note hedge asset	—	27,430	—
Convertible 2022 debt conversion liability	—	(33,251)	—
Convertible 2022 note hedge asset	—	28,582	—
December 31, 2016
Forward exchange contracts—net	—	$971	—
Convertible 2021 debt conversion liability	—	(30,708)	—
Convertible 2021 note hedge asset	—	25,471	—

The carrying values and fair values of the company’s financial instruments are as follows (in thousands):

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$160,082	$160,082	$124,234	$124,234
Other investments	103	103	108	108
Installment receivables, net of reserves	2,386	2,386	1,834	1,834
Long-term debt (including current maturities of long-term debt) *	(237,901)	(250,960)	(161,349)	(164,900)
Convertible 2021 debt conversion liability in Other Long-Term Obligations	(32,227)	(32,227)	(30,708)	(30,708)
Convertible 2021 note hedge in Other Long-Term Assets	27,430	27,430	25,471	25,471
Convertible 2022 debt conversion liability in Other Long-Term Obligations	(33,251)	(33,251)	—	—
Convertible 2022 note hedge in Other Long-Term Assets	28,582	28,582	—	—
Forward contracts in Other Current Assets	1,113	1,113	2,754	2,754
Forward contracts in Accrued Expenses	(1,496)	(1,496)	(1,783)	(1,783)
________
* The company's long-term debt is shown net of discount and fees associated with the Convertible Senior Notes due 2021 and 2022 on the company's condensed consolidated balance sheet. Accordingly, the fair values of the Convertible Senior Notes due 2021 and 2022 are included in the long-term debt presented in this table is also shown net of the discount and fees.

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

Notes to Financial Statements	Business Segments

The information by segment is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues from external customers
Europe (1)	$128,485	$135,735	$247,993	$257,766
NA/HME (1)	77,689	110,700	161,951	218,372
IPG	15,320	16,115	31,693	34,359
Asia/Pacific	12,023	12,487	23,603	22,092
Consolidated	$233,517	$275,037	$465,240	$532,589
Intersegment revenues
Europe	$3,738	$4,460	$7,413	$7,052
NA/HME	21,050	25,294	43,145	52,909
IPG	975	787	1,743	1,203
Asia/Pacific	3,896	4,918	7,756	10,139
Consolidated	$29,659	$35,459	$60,057	$71,303
Restructuring charges before income taxes
Europe	$514	$—	$1,204	$—
NA/HME	3,928	662	6,170	723
Asia/Pacific	545	27	896	68
Consolidated	$4,987	$689	$8,270	$791
Operating profit (loss)
Europe (1)	$7,077	$6,949	$12,177	$12,912
NA/HME (1)	(12,395)	(6,649)	(21,821)	(13,058)
IPG	1,472	1,532	3,370	2,956
Asia/Pacific	(118)	(337)	(548)	(1,040)
All Other (2)	(6,735)	(6,622)	(11,245)	(11,871)
Charge expense related to restructuring activities	(4,987)	(689)	(8,270)	(791)
Consolidated operating loss	(15,686)	(5,816)	(26,337)	(10,892)
Net gain (loss) on convertible derivatives	(1,051)	486	(150)	1,090
Net Interest expense	(4,596)	(4,300)	(9,026)	(6,619)
Loss before income taxes	$(21,333)	$(9,630)	$(35,513)	$(16,421)

________

(1)
During the first quarter of 2017, a subsidiary, formerly included in the Europe segment, transferred to the NA/HME segment as it is managed by the NA/HME segment manager effective January 1, 2017. The results for 2016 have been changed accordingly and for the three and six months ended June 30, 2016, the change increased revenues from external customers by $1,137,000 and $2,438,000, respectively, and operating loss by $43,000 and $150,000, respectively, for NA/HME with an offsetting impact for Europe.

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

In December 2012, the company reached agreement with the FDA on the terms of a consent decree of injunction with respect to the company's Corporate facility and its Taylor Street manufacturing facility in Elyria, Ohio. A complaint and consent decree were filed in the U.S. District Court for the Northern District of Ohio, and on December 21, 2012, the Court approved the consent decree and it became effective. The consent decree initially limited the company's (i) manufacture and distribution of power and manual wheelchairs, wheelchair components and wheelchair sub-assemblies at or from its Taylor Street manufacturing facility, (ii) design activities related to wheelchairs and power beds that take place at the impacted Elyria, Ohio facilities and (iii) replacement, service and repair of products already in use from the Taylor Street manufacturing facility. Under the terms of the consent decree, in order to resume full operations at the impacted facilities, the company had to successfully complete independent, third-party expert certification audits at the impacted Elyria facilities, comprised of three distinct certification reports separately submitted to, and subject to acceptance by, the FDA. On May 13, 2013, the FDA accepted the company's first certification report as a result of which the Taylor Street facility was able to resume supplying parts and components for the further manufacturing of medical devices at other company facilities. On July 15, 2013, the FDA accepted the company's second certification report, as a result of which, the company was able to resume design activities at the impacted facilities related to power wheelchairs and power beds. In February, 2016, the independent expert auditor issued its certification report for the third phase of the consent decree indicating substantial compliance with the FDA's Quality System Regulation ("QSR") and the report was submitted to the FDA.
In December 2015, the FDA issued Form 483 observations following an inspection at the Corporate and Taylor Street facilities in Elyria, Ohio (the “December 2015 Form 483”).
In June 2016, the company received a letter from the FDA in follow up to the December 2015 Form 483 and the company’s subsequent responses. To satisfy FDA’s design control requirements, the FDA letter outlined additional steps to be taken by the company, including the requirement for the company to complete the remediation of certain design history files (DHFs) referenced in the December 2015 Form 483 and in the consent decree. Before the company could design any new Taylor Street wheelchair devices, the specified DHFs were required to be completed, then recertified by the company’s third-party expert, whose updated certification report had to be accepted by the FDA.

Notes to Financial Statements	Contingencies

In April 2017, FDA reinstated the second certification relating to design controls and accepted the third-party expert's certification report. The company then submitted its next required report ("the 5H report") to FDA which detailed the company's actions to improve its quality systems and overall compliance status together with its written responses to any observations in the third-party expert's certification report and prior FDA inspectional observations. FDA initiated reinspection of the company's Corporate and Taylor Street facilities on May 30, 2017. In June 2017, following its inspection of the Corporate and Taylor Street facilities in Elyria, Ohio, the FDA issued a Form 483 with a one item list of inspectional observations and the company timely filed its response to this observation.
On July 24, 2017, FDA notified the company that it is in substantial compliance with the QSR and that the company is permitted to resume full operations at the Corporate and Taylor Street facilities.
Following resumption of full operations on July 25, 2017, the company must undergo five years of audits by a third-party expert auditor selected by the company to determine whether the facilities are in continuous compliance with FDA's QSR and the consent decree. The third-party expert will audit the Corporate and Taylor Street facilities’ activities every six months during the first year following the resumption of full operations and then every 12 months for the next four years thereafter. The FDA has the authority to inspect any FDA registered facility at any time.
As described above, because the previous limitations on production were not permanent in nature, and partial production was allowed, the company does not anticipate any major repair, replacement or scrapping of its fixed assets at the Taylor Street manufacturing facility. Based on the company's expectations at the time of filing of this Quarterly Report on Form 10-Q with respect to the utilization of raw material and with respect to expected future cash flows from production at the Taylor Street manufacturing facility, the company concluded that there was no impairment in the value of the fixed assets related to the Taylor Street manufacturing facility at June 30, 2017.
The majority of the production from the Taylor Street facility is "made to order" custom wheelchairs for customers and, as a result, there was not a significant amount of finished goods inventory on hand at June 30, 2017, and the inventory is expected to be fully utilized. Accordingly, the company concluded that there was not an impairment of the work in process and finished goods at the Taylor Street facility at June 30, 2017. Further, based on its analysis of the raw material inventory at the Taylor Street facility and the company's receipt of FDA's notification that the company can resume full operations at the affected facilities, the company concluded that the value of the inventory was not excessive nor impaired at June 30, 2017.

Although the NA/HME segment has been the segment primarily impacted by the previous limitations in the FDA consent decree, the Asia/Pacific segment also has been negatively affected as a result of the consent decree due to the lower sales volume of microprocessor controllers. During 2012, before the effective date of the consent decree, the company started to experience decreases in net sales in the NA/HME and Asia/Pacific segments. The company believes that those decreases, which continued beyond 2012, were driven in large part by the consent decree which led to delays in new product introductions and to uncertainty regarding the timing of exiting the consent decree, which limited the company's ability to renegotiate and bid on certain customer contracts and otherwise led to a decline in customer orders. The negative effect of the consent decree on customer orders and net sales in these segments has been considerable, and the company expects to continue to experience low levels of net sales in the NA/HME and Asia/Pacific segments at least until it has begun to rebuild net sales following the July 24, 2017 written notification from the FDA that the company may resume full operations at the Corporate and Taylor Street facilities. Even though the company is permitted to resume full operations at the affected facilities, it is uncertain as to whether, or how quickly, the company will be able to rebuild net sales to more typical historical levels, irrespective of market conditions. Accordingly, when compared to the company's 2010 results, the previous limitations in the consent decree had, and likely may continue to have, a material adverse effect on the company's business, financial condition and results of operations. Separately, net sales in the NA/HME segment have likely been impacted by uncertainty on the part of the company's customers as they coped with prepayment reviews and post-payment audits by the Centers for Medicare and Medicaid Services ("CMS") and the impact of the National Competitive Bidding ("NCB") process. In addition, net sales in the NA/HME segment have and may continue to decline as a result of the company's strategic focus away from lower margin, less differentiated products as the company becomes more focused on its clinically complex products.

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

Notes to Financial Statements	Contingencies

In December 2010, the company received a warning letter from the FDA related to quality system processes and procedures at the company's Sanford, Florida facility. In January 2014, the FDA conducted inspections at the company’s manufacturing facility in Suzhou, China and at the company’s electronic components subsidiary in Christchurch, New Zealand, covering quality systems and current Good Manufacturing Practice regulations. In August 2014, the FDA inspected Alber GmbH in Albstadt, Germany. The FDA issued its inspectional observations on Forms 483 to the company after these inspections, and the company submitted its responses to the agency in a timely manner. In October 2014, the FDA conducted an inspection at the Sanford facility and, at the conclusion, issued its Form 483 observations. In December 2015, the FDA issued Form 483 observations following a 2015 inspection at the Corporate and Taylor Street facilities in Elyria, Ohio. In July 2016, the FDA inspected Motion Concepts L.P. in Concord, Ontario, Canada and issued its inspectional observations on Form 483. In May 2017, the FDA inspected Alber GmbH in Albstadt, Germany and, at the conclusion, issued its inspectional observations on Form 483. The company has timely filed its responses to these Forms 483 with the FDA and continues to work on addressing the FDA's observations. The results of regulatory claims, proceedings, investigations, or litigation are difficult to predict. An unfavorable resolution or outcome of the FDA warning letter or other FDA enforcement related to the Sanford or other company facilities could materially and adversely affect the company's business, financial condition, and results of operations.
Any of the above contingencies could have an adverse impact on the company's financial condition or results of operations.

Notes to Financial Statements	Market Risk and Controls

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the quarter ended June 30, 2017, there were no material changes to market risk information provided in the company's Annual Report on Form 10-K for the year ended December 31, 2016. Please refer to Item 7A - Quantitative and Qualitative Disclosures About Market Risk of company's Annual Report on Form 10-K for the period ending December 31, 2016.

Item 4.    Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures
As of June 30, 2017, an evaluation was performed, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of June 30, 2017, in ensuring that information required to be disclosed by the company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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
In December 2012, the company reached agreement with the FDA on the terms of a consent decree of injunction with respect to the company's Corporate facility and its Taylor Street wheelchair manufacturing facility in Elyria, Ohio. A complaint and consent decree were filed in the U.S. District Court for the Northern District of Ohio, and on December 21, 2012, the Court approved the consent decree and it became effective. On July 24, 2017, the company received notice from FDA that the company has successfully satisfied FDA’s requirements under the consent decree, that the company is in substantial compliance with the QSR and that the company is permitted to resume full operations at its Corporate and Taylor Street manufacturing facility in Elyria, Ohio. The company is now able to produce and sell all products made in the Taylor Street facility without the previous restrictions which had been in effect since December 21, 2012, under the consent decree.
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

For additional information regarding the consent decree, please see the "Contingencies" note to the financial statements contained in Item I of this Quarterly Report on Form 10-Q, the risk factors referred to in Item 1A of this Quarterly Report on Form 10-Q, and the following sections of the company's Annual Report on Form 10-K for the period ending December 31, 2016: Item 1. Business - Government Regulation; Item 1A. Risk Factors; and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook and - Liquidity and Capital Resources.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the company’s Annual Report on Form 10-K for the fiscal period ended December 31, 2016, as updated and superseded by the risk factors disclosed in Item 8.01 of the company's Current Report on Form 8-K filed on June 7, 2017 and Exhibit 99.2 attached thereto.

Part II	Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of common shares made by the company during the three months ended June 30, 2017.

Period			Total Number of Shares Purchased (1)	Avg. Price Paid Per Share $	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
4/1/2017	-	4/30/2017	—	$—	—	2,453,978
5/1/2017	-	5/31/2017	81,941	14.90	—	2,453,978
6/1/2017	-	6/30/2017	—	—	—	2,453,978
Total			81,941	$14.90	—	2,453,978
________

(1)
All 81,941 shares repurchased between April 1, 2017 and June 30, 2017 were surrendered to the company by employees for minimum tax withholding purposes in conjunction with the vesting of restricted shares awarded to the employees or exercise of non-qualified options under the company's equity compensation plans.

(2)
In 2001, the Board of Directors authorized the company to purchase up to 2,000,000 Common Shares, excluding any shares acquired from employees or directors as a result of the exercise of options or vesting of restricted shares pursuant to the company’s performance plans. The Board of Directors reaffirmed its authorization of this repurchase program on November 5, 2010, and on August 17, 2011 authorized an additional 2,046,500 shares for repurchase under the plan. To date, the company has purchased 1,592,522 shares under this program, with authorization remaining to purchase 2,453,978 shares. The company purchased no shares pursuant to this Board authorized program during the quarter ended June 30, 2017.

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

INVACARE CORPORATION

Date:	August 7, 2017	By:	/s/ Robert K. Gudbranson
Name: Robert K. Gudbranson
Title: Chief Financial Officer
(As Principal Financial and Accounting Officer and on behalf of the registrant)