Form 10-Q
period 2017-09-30
INVACARE CORP
filed 2017-11-07
CIK 742112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒

As of November 3, 2017, the registrant had 32,830,076 Common Shares and 6,357 Class B Common Shares outstanding.

	Item	Page
PART I: FINANCIAL INFORMATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations	2	1
Financial Statements (Unaudited)	1
Condensed Consolidated Statement of Comprehensive Income (Loss) - Three and Nine Months Ended September 30, 2017 and September 30, 2016		20
Condensed Consolidated Balance Sheets - September 30, 2017 and December 31, 2016		21
Condensed Consolidated Statement of Cash Flows - Nine Months Ended September 30, 2017 and September 30, 2016		22
Notes to Condensed Consolidated Financial Statements - September 30, 2017		23
Quantitative and Qualitative Disclosures About Market Risk	3	61
Controls and Procedures	4	61

PART II: OTHER INFORMATION
Legal Proceedings	1	62
Risk Factors	1A	62
Unregistered Sales of Equity Securities and Use of Proceeds	2	63
Exhibits	6	64
Signatures		65

About Invacare Corporation

Invacare Corporation (NYSE: IVC) ("Invacare" or the "company") is a leading manufacturer and distributor in its markets for medical equipment used in non-acute care settings. At its core, the company designs, manufactures and distributes medical devices that help people to move, breathe, rest and perform essential hygiene. The company provides medical device solutions for congenital (e.g., cerebral palsy, muscular dystrophy, spina bifida), acquired (e.g., stroke, spinal cord injury, traumatic brain injury, post-acute recovery, pressure ulcers) and degenerative (e.g., ALS, multiple sclerosis, chronic obstructive pulmonary disease (COPD), elderly, bariatric) ailments. The company's products are important parts of care for people with a wide range of challenges, from those who are active and heading to work or school each day and may need additional mobility or respiratory support, to those who are cared for in residential care settings, at home and in rehabilitation centers. The company sells its products principally to home medical equipment providers with retail and e-commerce channels, residential care operators, dealers and government health services in North America, Europe and Asia/Pacific. For more information about the company and its products, visit Invacare's website at www.invacare.com. The contents of the company's website are not part of this Quarterly Report on Form 10-Q and are not incorporated by reference herein.

MD&A	Overview

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The discussion and analysis presented below is concerned with material changes in financial condition and results of operations between the periods specified in the condensed consolidated balance sheet at September 30, 2017 and December 31, 2016, and in the condensed consolidated statement of comprehensive income (loss) for the three and nine months ended September 30, 2017 and September 30, 2016. All comparisons presented are with respect to the same period last year, unless otherwise stated. This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes that appear elsewhere in this quarterly report on Form 10-Q and the MD&A included in the company's annual report on Form 10-K for the year ended December 31, 2016.

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

The company is currently in Phase Two of the transformation, focused on North America. By the end this phase, the company expects growth in sales and gross profit dollars, as well as an improvement in operating income and free cash flow. This is expected to come from the commercial execution of phase one investments and new product launches. The company also is optimizing its infrastructure and improving efficiencies. Since October 2016 the company has announced approximately $17.5 million in cost reduction activities.

Phase Three - Grow

•	Lead in quality culture and operations excellence; and

•	Grow above market.

By the end of phase three, the company expects continued improvements in net sales, operating margin, operating income and free cash flow.

In the second half of 2017, the company expects to improve sales sequentially in its North America/HME segment through new product and service offerings and increased commercial effectiveness from its salesforce. In the third quarter of 2017,

MD&A	Overview

consolidated net sales decreased compared to the same period prior year, and sequentially increased 3.7% compared to the second quarter of 2017. This sequential improvement was driven by Europe, North America/HME and Asia/Pacific. Gross margin as a percentage of net sales improved principally as a result of the strategic mix shift toward clinically complex products and reduced freight costs.

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

STATUS OF THE CONSENT DECREE

On July 24, 2017, the company received notice from the United States Food and Drug Administration (FDA) that the company had satisfied the FDA’s requirements under the consent decree to resume full operations at its Corporate and Taylor Street manufacturing facilities in Elyria, Ohio. As a result, the company then became able to produce and sell all products made in the Taylor Street facility without the previous restrictions under the consent decree, which has been in effect since December 21, 2012.

Also, the company became able to sell its wheelchairs designed and manufactured at the Taylor Street facility without having to obtain the verification of medical necessity (VMN) documentation previously required under the consent decree. To ensure the facilities are in continuous compliance with FDA regulations and the consent decree, the consent decree requires the company to undergo five years of audits by a third-party auditor selected by Invacare. The third-party auditor will inspect the Corporate and Taylor Street facilities every six months for the first year, and then once every 12 months for the four years thereafter. Other Invacare manufacturing facilities were unaffected by the consent decree and have remained fully operational.

For a complete description of the consent decree, see the “Contingencies” note to the financial statements contained in Item 1 of this Quarterly Report on Form 10-Q and “Forward-Looking Statements” contained below in this Item.

OUTLOOK

The company has been executing a multi-year strategic transformation of its overall approach to quality, product mix, commercial execution, supply chain and engineering changes. The company is increasingly focused on solutions that provide the greatest clinical benefit to patients and help healthcare providers be most effective. These changes apply globally, although the efforts to drive change have been most intensely focused in North America. Part of this strategy has been to diminish sales of less clinically valuable products. Following a positive turn in sequential net sales growth after several quarters of transformation work, the company expects North America/HME net sales to continue to improve sequentially in the fourth quarter 2017 versus third quarter 2017. The company is gradually applying the transformation to the Europe segment, which may slightly reduce the segment's net sales as it begins to shift its product mix toward more clinically valued, higher margin products. Regarding the IPG segment, the company expects its new go-to-market strategy within the capital selling environment to continue to take time to yield growth.

The launch of the new Invacare® TDX® SP2 power wheelchair with LiNX® technology and Ultra Low Maxx seating in August 2017 and the ability to sell power and manual wheelchairs from the Taylor Street facility without the previous restrictions from the consent decree are unlikely to have a material impact on the business until at least 2018 due to the time it takes to earn that business combined with the industry's extended quote-to-order process. The quote-to-order process can delay the successful conversion of sales quotes to shipments between 60-90 days.

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
•Cost reductions across the North America businesses; and
•Net sales growth and efficiency gains in Europe.

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

References herein to "year-to-date" refer to the first nine months of the fiscal year, ended September 30.

MD&A	Net Sales

NET SALES

($ in thousands USD)	Q3 17	Q3 16	Reported % Change	Foreign Exchange % Impact	Constant Currency % Change
Europe	143,281	141,738	1.1	1.6	(0.5)
NA/HME	79,516	99,323	(19.9)	0.4	(20.3)
IPG	13,975	15,343	(8.9)	0.2	(9.1)
Asia/Pacific	14,134	11,741	20.4	2.5	17.9
Consolidated	250,906	268,145	(6.4)	1.1	(7.5)

NA/HME less divested GCM	79,516	90,937	(12.6)	0.3	(12.9)
Consolidated less divested GCM	250,906	259,759	(3.4)	1.1	(4.5)

($ in thousands USD)	YTD Q3 17	YTD Q3 16	Reported % Change	Foreign Exchange % Impact	Constant Currency % Change
Europe	391,274	399,504	(2.1)	(2.9)	0.8
NA/HME	241,467	317,695	(24.0)	0.1	(24.1)
IPG	45,668	49,702	(8.1)	—	(8.1)
Asia/Pacific	37,737	33,833	11.5	2.3	9.2
Consolidated	716,146	800,734	(10.6)	(1.4)	(9.2)

NA/HME less divested GCM	241,467	291,087	(17.0)	0.1	(17.1)
Consolidated less divested GCM	716,146	774,126	(7.5)	(1.4)	(6.1)

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

For the quarter, constant currency net sales increased in the Asia Pacific segment but was more than offset by declines in the NA/HME, IPG and Europe segments.

Year-to-date constant currency net sales increased in the European and Asia/Pacific segments but was more than offset by declines in the NA/HME and IPG segments.

Excluding the divestiture of the GCM business, consolidated constant currency net sales declined 4.5% and 6.1% for the quarter and year-to-date, respectively, compared to the same periods last year, with net sales declines in lifestyle, respiratory and IPG products partially offset by increases in mobility and seating products.

Constant currency net sales performance drivers by segment:

Europe - The slight decline in constant currency net sales for the quarter was driven by respiratory and lifestyle products partially offset by mobility and seating products. The year-to-date increase in constant currency net sales was driven by increases in mobility and seating products partially offset by declines in respiratory and lifestyle products.

North America/Home Medical Equipment (NA/HME) - Excluding the divestiture of the GCM business, constant currency net sales declined 12.9% and 17.1% for the quarter and year-to-date, respectively, compared to the same period last year. The decrease in constant currency net sales was driven by declines in all categories, though mostly in lifestyle and respiratory products. Mobility and seating product sales were a lesser part of the net sales decline. Sequential net sales improved 1.6% driven by mobility and seating and lifestyle products.

Institutional Products Group (IPG) - Constant currency net sales declined in all product categories for the quarter and year-to-date. As previously disclosed, the company is

MD&A	Net Sales

transforming its go-to-market strategy in the post-acute care (PAC) channel. The company expects this new sales approach will take time to yield growth.

Asia/Pacific - The increase in constant currency net sales for the quarter and year-to-date occurred in all product categories but principally related to mobility and seating products.

The following tables provide net sales at reported rates for the quarters ended September 30, June 30, and March 31, 2017, respectively, and net sales for the quarters ended September 30 and June 30, 2017, respectively, as translated at the foreign exchange rates for the quarter ended March 31, 2017 with each then compared to the net sales for the most recent prior period (constant currency sequential net sales).

	Q3 17 at Reported Foreign Exchange Rates	Foreign Exchange Translation Impact	Q3 17 at Q1 17 Foreign Exchange Rates	Q2 17 at Q1 17 Foreign Exchange Rates	Sequential Growth $	Sequential Growth %
Europe	$143,281	$(9,931)	$133,350	$126,226	$7,124	5.6%
NA/HME	79,516	(447)	79,069	77,791	1,278	1.6
IPG	13,975	(34)	13,941	15,335	(1,394)	(9.1)
Asia Pacific	14,134	(448)	13,686	12,114	1,572	13.0
Consolidated	$250,906	$(10,860)	$240,046	$231,466	$8,580	3.7%

	Q2 17 at Reported Foreign Exchange Rates	Foreign Exchange Translation Impact	Q2 17 at Q1 17 Foreign Exchange Rates	Q1 17 at Reported Foreign Exchange Rates	Sequential Growth $	Sequential Growth %
Europe	$128,485	$(2,259)	$126,226	$119,508	$6,718	5.6%
NA/HME	77,689	102	77,791	84,262	(6,471)	(7.7)
IPG	15,320	15	15,335	16,373	(1,038)	(6.3)
Asia Pacific	12,023	91	12,114	11,580	534	4.6
Consolidated	$233,517	$(2,051)	$231,466	$231,723	$(257)	(0.1)%

	Q1 17 at Reported Foreign Exchange Rates	Q2 17 at Q1 17 Foreign Exchange Rates	Q3 17 at Q1 17 Foreign Exchange Rates	Q2 17 vs Q1 17 Sequential Growth %	Q3 17 vs Q2 17 Sequential Growth %
Europe	$119,508	$126,226	$133,350	5.6%	5.6%
NA/HME	84,262	77,791	79,069	(7.7)	1.6
IPG	16,373	15,335	13,941	(6.3)	(9.1)
Asia Pacific	11,580	12,114	13,686	4.6	13.0
Consolidated	$231,723	$231,466	$240,046	(0.1)%	3.7%

MD&A	Net Sales

The net sales amounts in the above table are converted at Q1 2017 foreign exchange rates so that the sequential change in net sales can be shown, excluding the impact of changes in foreign currency exchange rates.

Results in the third quarter of 2017 reflected the Company's efforts to stabilize net sales sequentially, specifically in its NA/HME segment through new product introduction and focus on clinically complex products, and increased productivity from its new commercial salesforce.

Sequentially, net sales of both mobility and seating and lifestyle product lines increased from the second quarter of 2017 to the third quarter of 2017 on a consolidated basis, and for the Europe, NA/HME and Asia Pacific segments.

MD&A	Net Sales

The company realized a favorable impact from sales mix year-to-date attributable to mobility and seating products, which comprise most of the company's clinically complex product portfolio. Sales mix increased to 41% from 36% for constant currency net sales by product for the third quarter of 2017 as compared to same period last year.

This favorable net sales mix shift is the result of the company's continued transformation and, in particular, the implementation of Phase One of the transformation, where the company focused on shifting and narrowing the product portfolio and alignment of resources to focus on clinically complex solutions.

MD&A	Gross Profit

GROSS PROFIT

Gross profit as a percentage of net sales increased by 0.8 of a percentage point in the quarter as compared to the same period last year. This increase was driven by favorable net sales mix, favorable foreign currency translation and transactions, as well as reduced freight costs partially offset by unfavorable manufacturing costs. Gross margin as a percentage of net sales increased for all segments. Gross profit dollars declined in the NA/HME and IPG segments but increased for the Europe and Asia/Pacific segments. The gross profit dollar decline was principally the result of lower net sales.

Gross profit as a percentage of net sales increased by 1.3 percentage points year-to-date as compared to the same period last year. This increase was driven by favorable net sales mix and reduced warranty and freight expense partially offset by unfavorable manufacturing variances, including the impact of foreign currency transactions and unfavorable foreign currency translation. Gross margin as a percentage of net sales increased for all the segments. Gross profit dollars declined in the NA/HME and IPG segments and increased in the Europe and Asia/Pacific segments. The gross profit dollar decline was principally the result of lower net sales.

Gross profit and gross margin drivers by segment:

Europe - For the quarter, gross margin as a percentage of net sales increased 0.6 of a percentage point, while gross profit dollars increased $1,578,000, compared to the same period last year. The increase in gross profit dollars was driven by favorable net sales mix and foreign currency translation and transactions, partially offset by unfavorable manufacturing costs and increased R&D expense.

Year-do-date, gross margin as a percentage of net sales increased 0.8 of a percentage point, while gross profit dollars increased $1,354,000, compared to the same period last year. The increase in gross profit dollars was driven by favorable net sales mix and reduced warranty costs partially offset by increased R&D expense and unfavorable foreign currency translation and transactions.

NA/HME - For the quarter, gross margin as a percentage of net sales increased by 0.7 of a percentage point, while gross profit dollars decreased $4,252,000, compared to the same period last year. Excluding the impact of the divested GCM business, gross margin as a percentage of net sales increased by 0.3 of a percentage point, while gross profit dollars decreased by $2,694,000. The decrease in gross profit dollars was primarily due to net sales volume declines and unfavorable manufacturing costs partially offset by lower R&D and freight expenses.

Year-to-date, gross margin as a percentage of net sales increased by 0.9 of a percentage point, while gross profit dollars decreased $15,298,000, compared to the same period last year. Excluding the impact of the divested GCM business, gross margin as a percentage of net sales increased by 0.6 of a percentage point, while gross profit dollars decreased by $9,801,000. The decrease in gross profit dollars was primarily due to net sales volume declines and unfavorable manufacturing variances partially offset by reduced freight, warranty and R&D expenses and favorable net sales mix.

MD&A	Gross Profit

IPG - For the quarter, gross margin as a percentage of net sales increased 0.2 of a percentage point, and gross profit dollars decreased $507,000, compared to the same period last year. The decrease in gross profit dollars was driven by volume declines and increased warranty expense partially offset by a favorable net sales mix. Year-to-date, gross margin as a percentage of net sales increased 1.0 percentage point while gross profit dollars decreased $603,000, compared to the same period last year. The decrease in gross profit dollars was driven by volume declines partially offset by favorable sales mix and reduced freight expense.

Asia/Pacific - For the quarter, gross margin as a percentage of net sales increased by 3.8 percentage points, while gross profit dollars increased $912,000, compared to the same period last year. The increase in gross profit dollars was primarily due to volume increases, favorable net sales mix and reduced R&D expense. Year-to-date, gross margin as a percentage of net sales increased by 1.8 percentage points, and gross profit dollars increased $933,000, compared to the same period last year. The increase in gross profit dollars was primarily attributable to favorable net sales mix partially offset by unfavorable manufacturing variances and increased research and development expense.

Sequential gross profit as a percentage of net sales and gross margin dollars increased by 0.4 of a percentage point and $5,718,000, respectively, comparing third quarter of 2017 to the second quarter of 2017. The increase in gross margin dollars was driven by volume increases, favorable sales mix, and favorable foreign currency partially offset by unfavorable manufacturing variances and increased freight and warranty expense.

Sequential gross profit as a percentage of net sales increased for all segments except NA/HME segment. Sequential gross margin dollars increased in the Europe and Asia/Pacific segments but declined in the NA/HME and IPG segments.

MD&A	SG&A

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

($ in thousands USD)	Q3 17	Q3 16	Reported Change	Foreign Exchange Impact	Constant Currency Change
SG&A Expenses - $	75,921	77,705	(1,784)	757	(2,541)
SG&A Expenses - % change			(2.3)	1.0	(3.3)
% to net sales	30.3	29.0
Consolidated less divested GCM - $	75,921	76,585	(664)	757	(1,421)
Consolidated less divested GCM - % change			(0.9)	1.0	(1.9)
% to net sales	30.3	29.5

($ in thousands USD)	YTD Q3 17	YTD Q3 16	Reported Change	Foreign Exchange Impact	Constant Currency Change
SG&A Expenses - $	224,155	229,261	(5,106)	(1,783)	(3,323)
SG&A Expenses - % change			(2.2)	(0.8)	(1.4)
% to net sales	31.3	28.6
Consolidated less divested GCM - $	224,155	225,733	(1,578)	(1,783)	205
Consolidated less divested GCM - % change			(0.7)	(0.8)	0.1
% to net sales	31.3	29.2

For the quarter, the decrease in SG&A expense, excluding the sale of GCM and the impact of foreign exchange, was primarily driven by reduced legal and employment costs partially offset by increased bad debt expense.

Year-to-date, the increase in SG&A expense, excluding the sale of GCM and the impact of foreign exchange, was primarily driven by negative impact of foreign currency transactions and higher bad debt expense partially offset by reduced employment, product liability and legal costs.

SG&A expense drivers by segment:

Europe - For the quarter, SG&A expenses increased by 4.1%, or $1,227,000, compared to the same period last year with foreign currency translation increasing SG&A expenses by approximately $554,000, or 1.9%. Constant currency SG&A expenses increased by $673,000, or 2.2%. Year-to-date, SG&A expenses increased by 1.9%, or $1,739,000, compared to the same period last year with foreign currency translation decreasing SG&A expenses by approximately $2,098,000, or 2.4%. Constant currency SG&A expenses increased by $3,837,000, or 4.3%. The increase in expense for the quarter and year-to-date is primarily attributable to increased employment and information technology expense.

NA/HME - For the quarter, SG&A expenses decreased 8.1%, or $2,814,000, compared to the same period last year with foreign currency translation having an immaterial impact. Constant currency SG&A expenses decreased $2,938,000, or 8.5%. Excluding the impact of the divested GCM business and foreign currency translation impact, constant currency SG&A expense decreased by $1,818,000 or 5.4% driven primarily by decreased legal and employment costs. Year-to-date, SG&A expenses decreased 5.0%, or $5,095,000, compared to the same period last year with foreign currency translation having an immaterial impact. Constant currency SG&A expenses decreased $5,125,000, or 5.1%. Excluding the impact of the divested GCM business, constant currency SG&A expense decreased by $1,597,000 or 1.6% driven primarily by decreased employment, legal and product liability costs partially offset by unfavorable foreign currency transactions. The reduction in employment costs for the quarter and year-to-date includes a reduction in bonus expense.

IPG - For the quarter, SG&A expenses for IPG decreased by 7.6%, or $213,000, compared to the same period last year with foreign currency translation having an immaterial impact. Constant currency SG&A expenses decreased by $216,000 or 7.6%. Year-to-date, SG&A expenses for IPG decreased by 8.2% or $723,000, compared to the same period last year with foreign currency translation having an immaterial impact. Constant currency SG&A expenses decreased by $727,000 or 8.2%. The decline in expense for the quarter and year-to-date was primarily related to employment costs.

MD&A	SG&A

Asia/Pacific - For the quarter, SG&A expenses decreased 0.8%, or $34,000, compared to the same period last year with foreign currency translation increasing SG&A expenses by $76,000, or 1.9 percentage points. Constant currency SG&A expenses decreased by $110,000, or 2.7%. Year-to-date, SG&A expenses decreased 4.2%, or $506,000, compared to the same period last year with foreign currency translation increasing SG&A expenses by $281,000, or 2.4%. Constant currency SG&A expenses decreased $787,000, or 6.6%. The decline in expense year-to-date was primarily related to employment costs and foreign currency transactions.

Other - For the quarter, SG&A expenses increased by 0.8%, or $50,000, compared to the same period last year primarily driven by increased equity compensation expense partially offset by reduced legal expense. Year-to-date, SG&A expenses decreased by 3.1%, or $521,000, compared to the same period last year primarily driven by decline in legal expense, partially offset by increased equity compensation expense.

MD&A	Operating Income (Loss)

OPERATING INCOME (LOSS)

($ in thousands USD)	Q3 17	Q3 16	$ Change	% Change	YTD Q3 17	YTD Q3 16	$ Change	% Change
Europe	11,987	11,638	349	3.0	24,164	24,550	(386)	(1.6)
NA/HME	(12,446)	(11,007)	(1,439)	(13.1)	(34,267)	(24,065)	(10,202)	(42.4)
IPG	1,202	1,497	(295)	(19.7)	4,572	4,453	119	2.7
Asia/Pacific	387	(559)	946	169.2	(161)	(1,599)	1,438	89.9
All Other	(6,311)	(5,832)	(479)	(8.2)	(17,556)	(17,703)	147	0.8
Gain on sale of business	—	7,386	(7,386)	(100.0)	—	7,386	(7,386)	(100.0)
Charges related to restructuring	(703)	(508)	(195)	(38.4)	(8,973)	(1,299)	(7,674)	(590.8)
Consolidated Operating Income (Loss)	(5,884)	2,615	(8,499)	325.0	(32,221)	(8,277)	(23,944)	(289.3)

For the quarter and year-to-date, the increase in consolidated operating loss was impacted by the gain on sale of the divested GCM business recorded in 2016 and increased segment operating losses primarily related to volume declines and unfavorable manufacturing costs partially offset by reduced freight and R&D expenses and reduced SG&A expense. In addition, the year-to-date operating loss was negatively impacted by increased restructuring costs, partially offset by lower warranty expense.

Operating income (loss) by segment:
Europe - For the quarter, operating income increased compared to the same period last year principally due to favorable net sales mix and favorable foreign currency translation and transactions partially offset by unfavorable manufacturing variances and increased employment and information technology expenses. Year-to-date, operating income decreased compared to the same period last year primarily related to unfavorable manufacturing costs, including unfavorable foreign currency transactions, unfavorable foreign currency translation, increased R&D and employment costs partially offset by increased constant currency net sales, favorable net sales mix and reduced warranty expense.

NA/HME - For the quarter, operating loss increased compared to the same period last year primarily related to net sales declines and unfavorable manufacturing variances partially offset by reduced freight, R&D, legal and employment expenses as well as favorable sales mix. In addition, the third quarter of 2016 included approximately $437,000 in operating income for GCM. Year-to-date, operating loss increased compared to the same period last year primarily related to net sales declines partially offset by favorable sales mix and reduced freight, employment, warranty, legal and R&D expenses. In addition, the first nine months of 2016 included $1,969,000 in operating income for GCM.

IPG - For the quarter, operating income declined principally due to net sales decline and increased warranty expense partially offset by reduced freight costs and lower SG&A expense, primarily due to lower employment expense. Year-to-date, operating income increased as compared to the same period last year primarily related to reduced SG&A, related to employment costs, and freight expense partially offset by net sales declines.

Asia/Pacific - For the quarter, operating income increased significantly as a result of increased net sales, favorable net sales mix and reduced SG&A and R&D expenses. Year-to-date, operating loss decreased as compared to the same period last year primarily related to favorable sales mix and reduced SG&A expense primarily related to employment costs.

All Other - For the quarter, operating loss increase was primarily impacted by increased SG&A related to equity compensation expense. Year-to-date, operating loss decline was impacted by reduced SG&A expense. Both the quarter and year to date were negatively impacted by unfavorable intercompany profit in inventory eliminations as a result of higher inventory levels.

Charge Related to Restructuring Activities
Restructuring charges recorded in 2017 were primarily related to previously disclosed facility closures and reduction in force actions in each of the segments. Restructuring charges totaled $8,973,000 in the first nine months of 2017 related to severance and contract terminations in the NA/HME segment ($6,000,000) and severance in the Europe ($1,890,000) and Asia/Pacific ($1,083,000) segments. Charges in the NA/HME segment include the impact of the June 2017 closure of the company’s Suzhou, China, manufacturing facility, which is expected to generate approximately $4,000,000 in annualized pre-tax savings for the segment.

In the first nine months of 2016, the company incurred restructuring charges of $1,299,000 related principally to severance costs incurred in the NA/HME segment ($1,213,000) and the Asia/Pacific segment ($86,000). Most of the outstanding restructuring accruals at September 30, 2017 are expected to be paid out in the next twelve months.

MD&A	Other Items

OTHER ITEMS

Net Gain (Loss) on Convertible Debt Derivatives

($ in thousands USD)	Change in Fair Value - Gain (Loss)
	Q3 17	Q3 16	YTD Q3 17	YTD Q3 16

Convertible Note Hedge Assets	27,267	(6,540)	33,028	(11,297)
Convertible Debt Conversion Liabilities	(29,817)	7,732	(35,728)	13,579
Net gain (loss) on convertible debt derivatives	(2,550)	1,192	(2,700)	2,282

The company recognized net losses of $2,550,000 and $2,700,000 for the three and nine months ended September 30, 2017, respectively, compared to net gains of $1,192,000 and $2,282,000 for the three and nine months ended September 30, 2016, respectively, related to the fair value of convertible debt derivatives. See "Long-Term Debt" in the notes to the Consolidated Financial Statements included elsewhere in this report for more detail.

Interest

($ in thousands USD)	Q3 17	Q3 16	$ Change	% Change
Interest Expense	6,844	4,481	2,363	52.7
Interest Income	(137)	(79)	(58)	73.4

($ in thousands USD)	YTD Q3 17	YTD Q3 16	$ Change	% Change
Interest Expense	16,007	11,228	4,779	42.6
Interest Income	(274)	(207)	(67)	32.4

The increase in interest expense for the quarter and year to date as compared to the same periods last year was primarily due to the issuance of convertible notes in the second quarter of 2017.

Income Taxes

The company had an effective tax rate of 22.8% and 16.2% on losses before income tax for the three and nine months ended September 30, 2017, respectively, and an effective tax rate of 743.7% and 48.2% for the three and nine months ended September 30, 2016, respectively, compared to an expected benefit at the U.S. statutory rate of 35% on the pre-tax losses for each period. The company's effective tax rate for the three and nine months ended September 30, 2017 and September 30, 2016 was unfavorable as compared to the U.S. federal statutory rate expected benefit, principally due to the negative impact of the company's inability to record tax benefits related to the significant losses in countries which had tax valuation allowances. The effective tax rate was reduced by certain taxes outside the United States, excluding countries with tax valuation allowances, that were at an effective rate lower than the U.S. statutory rate.

During 2016, installment payments were made related to a previously disclosed liability for uncertain tax positions, including an accelerated payment of the balance of the installment obligation, in order to reduce interest costs.

MD&A	Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES

The company continues to maintain an adequate liquidity position through its cash balances and unused bank lines of credit (see Long-Term Debt in the Notes to Condensed Consolidated Financial Statements included in this report).

Key balances on the company's balance sheet and related metrics:

($ in thousands USD)	September 30, 2017	December 31, 2016	$ Change	% Change
Cash and cash equivalents	155,964	124,234	31,730	25.5
Working capital (1)	258,002	188,211	69,791	37.1
Total debt (2)	302,052	196,501	105,551	53.7
Long-term debt (2)	300,112	181,240	118,872	65.6
Total shareholders' equity	436,025	422,387	13,638	3.2
Credit agreement borrowing availability (3)	42,694	44,260	(1,566)	(3.5)

(1)	Current assets less current liabilities.

(2)	Long-term debt and Total debt include debt issuance costs recognized as a deduction from the carrying amount of debt liability and debt discounts classified as debt or equity.

(3)
Reflects the combined availability of the company's North American and European asset-based revolving credit facilities. The change is borrowing availability is due to changes in the calculated borrowing base.

The company's total debt outstanding, inclusive of the debt discount related to the convertible senior subordinated debentures due 2027 included in equity in accordance with FSB APB 14-1 as well as the debt discount and fees associated with the company's Convertible Senior Notes due 2021 and 2022, increased by $105,551,000 to $302,052,000 at September 30, 2017 from $196,501,000 as of December 31, 2016. The debt increase during first nine months of 2017 was principally a result of the company's second quarter 2017 issuance of $120,000,000 principal amount of 4.50% Convertible Senior Notes due 2022 (the "2022 Notes") partially offset by the $13,350,000 repurchase of all of the outstanding principal amount of 4.125% Convertible Senior Subordinated Debentures due 2027 (the "2027 Debentures") as the holders exercised their February 1, 2017 right to require the company to repurchase their 2027 Debentures. See "Long-Term Debt" in the Notes to Condensed Consolidated Financial Statements for more details regarding the company's convertible notes and credit facilities.

The company's cash balances were utilized for normal operations and debt repayment during the nine-month period ended September 30, 2017. Debt repayments, acquisitions, divestitures, the timing of vendor payments, the timing of customer rebate payments, the granting of extended payment terms to significant national accounts and other activity can have a significant impact on the company's cash flow and borrowings outstanding such that the debt reported at the end of a given period may be materially different than debt levels during a given period. While the company maintains cash balances in various jurisdictions around the world, there are no material restrictions regarding the use of such cash for dividends within the company, loans or other purposes, except in China where the cash balance, as of September 30, 2017, was $4,152,000.

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

While there is general concern about the potential for rising interest rates, the company expects that it will be able to absorb modest rate increases in the months ahead without any material impact on its liquidity or capital resources. As of September 30, 2017, the weighted average floating interest rate on revolving credit borrowings, excluding capital leases, was 4.87% compared to 4.85% as of December 31, 2016.

See "Long-Term Debt" in the Notes to the Consolidated Financial Statements for more details regarding the company's credit facilities.

MD&A	Liquidity and Capital Resources

CAPITAL EXPENDITURES

The company estimates that capital investments for 2017 could approximate between $10,000,000 and $12,000,000, compared to actual capital expenditures of $10,151,000 in 2016. The estimated increase reflects the company's anticipated investments to transform the company. The terms of the company's credit facilities limit the company's annual capital expenditures to $35,000,000. As of September 30, 2017, the company has material capital expenditure commitments outstanding, consisting primarily of computer systems contracts. See Item 7. Contractual Obligations of the company's Annual Report on Form 10-K for the year ended December 31, 2016.

DIVIDEND POLICY

On August 18, 2017, the company's Board of Directors declared a quarterly cash dividend of $0.0125 per Common Share and $0.011364 per Class B Common Share to shareholders of record as of October 5, 2017, which was paid on October 16, 2017. At the current rate, the cash dividend will amount to $0.05 per Common Share and $0.045 per Class B Common Share on an annual basis, subject to Board of Directors approval of future dividend payments.

MD&A	Cash Flows

CASH FLOWS

The cash used by operating activities for the three months ended September 30, 2017 was driven by net loss and reduced accounts payable partially offset by a reduction in inventory. The three months ended September 30, 2017 was negatively impacted by the settlement of net working capital assets, primarily accounts payable and employee severance payments, related to the closure of the company's Suzhou, China, manufacturing facility in June 2017. For the three months ended September 30, 2017, this facility used approximately $6,611,000 of cash for operating activities. The cash used by operating activities in the first nine months of 2017 was driven primarily by net loss and decreased accounts payable and accruals. The increase in cash used by operating activities in the first nine months of 2017 compared to the same period last year was principally driven by increased net loss partially offset by improvements in some working capital components.

The increase in cash flows used by investing activities for the first nine months of 2017 as compared to the same period last year was primarily related to the proceeds from the sale of GCM of $13,829,000 received in the third quarter of 2016.
Cash flows provided by financing activities in the first nine months of 2017 reflect net proceeds received due to the issuance of the company's Convertible Senior Notes due 2022, including the net proceeds used for the related convertible note hedge transactions and payment of financing costs. These proceeds were partially offset by the repayment of $13,350,000 in aggregate principal amount of the 2027 Debentures. Cash flows provided by financing activities in the first nine months of 2016 reflect net proceeds received due to the issuance of the company's Convertible Senior Notes due 2021, including the net proceeds used for the related convertible note hedge transactions, repurchase of common shares and payment of financing costs.

MD&A	Cash Flows

Free cash flow is a non-GAAP financial measure and is reconciled to the corresponding GAAP measure as follows:

($ in thousands USD)	Three Months Ended		Nine Months Ended
	2017	2016	2017	2016
Net cash provided (used) by operating activities	(2,899)	4,446	(53,367)	(49,385)
Plus: Sales or property and equipment	21	9	211	29
Less: Purchases of property and equipment	(1,885)	(2,994)	(7,389)	(6,797)
Free Cash Flow	(4,763)	1,461	(60,545)	(56,153)

Free cash flow for the first nine months 2017 and 2016 was negatively impacted by the same items that affected cash flows used by operating activities. Free cash flow is a non-GAAP financial measure that is comprised of net cash used by operating activities less purchases of property and equipment plus proceeds from sales of property and equipment. Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the company and its ability to repay debt or make future investments (including acquisitions, etc.).

Free cash flow for the third quarter of 2017 improved sequentially by $17,665,000 as compared to the second quarter of 2017 primarily as a result of improved working capital management related to the benefits of inventory and accounts receivable partially offset by accounts payable, and a reduced sequential net loss. In addition, the third quarter of 2017 reflects negative free cash flow related to the closure of the company's Suzhou, China, manufacturing facility as compared to positive free cash flow generated by the facility in the second quarter of 2017.
The company's approximate cash conversion days at September 30, 2017, December 31, 2016 and September 30, 2016 are as follows:
The days in inventory increase from last year end was due to lower than expected net sales and inventory build primarily related to plant closures. However, the days in inventory for the quarter ended September 30, 2017 were favorable to the quarter ended June 30, 2017 by 3.4 days as a result of reduction in inventory levels during the period by the Company. The increase in the most current days in receivables compared to prior periods was driven by higher sales in the quarter ended September 30, 2017 compared to the prior three quarters.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “could,” “plan,” “intend,” “expect,” “continue,” “believe” and “anticipate,” as well as similar comments, denote forward-looking statements that are subject to inherent uncertainties that are difficult to predict. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties, which include, but are not limited to, the following: adverse effects of the company’s consent decree of injunction with the U.S. Food and Drug Administration (FDA), including but not limited to, compliance costs, inability to bid on or win certain contracts, inability to rebuild negatively impacted customer relationships, unabsorbed capacity utilization, including fixed costs and overhead; any circumstances or developments that might adversely impact the third-party expert auditor’s required audits of the company’s quality systems at the facilities impacted by the consent decree, including any possible failure to comply with the consent decree or FDA regulations; regulatory proceedings or the company's failure to comply with regulatory requirements or receive regulatory clearance or approval for the company's products or operations in the United States or abroad; adverse effects of regulatory or governmental inspections of company facilities at any time and governmental warning letters or enforcement actions; circumstances or developments that may make the company unable to implement or realize the anticipated benefits, or that may increase the costs, of its current business initiatives; possible adverse effects on the company's liquidity that may result from delays in the implementation or realization of benefits of its current business initiatives; product liability or warranty claims; product recalls, including more extensive warranty or recall experience than expected; possible adverse effects of being leveraged, including interest rate or event of default risks; exchange rate fluctuations, particularly in light of the relative importance of the company's foreign operations to its overall financial performance and including the existing and potential impacts from the Brexit referendum; potential impacts of the United States administration’s policies, and any legislation or regulations that may result from those policies, and of new United States tax laws, rules, regulations or policies; legal actions, including adverse judgments or settlements of litigation or claims in excess of available insurance limits; adverse changes in government and other third-party payor reimbursement levels and practices both in the U.S. and in other countries (such as, for example, more extensive pre-payment reviews and post-payment audits by payors, or the continuing impact of the Medicare National Competitive U.S. Bidding program); ineffective cost reduction and restructuring efforts or inability to realize anticipated cost savings or achieve desired efficiencies from such efforts; delays, disruptions or excessive costs incurred in facility closures or consolidations; tax rate fluctuations; additional tax expense or additional tax exposures, which could affect the company's future profitability and cash flow; inability to design, manufacture, distribute and achieve market acceptance of new products with greater functionality or new product platforms that deliver the anticipated benefits; consolidation of health care providers; lower cost imports; uncollectible accounts receivable; difficulties in implementing/upgrading Enterprise Resource Planning systems; risk of cybersecurity attack, data breach or data loss and/or delays in or inability to recover or restore data and IT systems; risks inherent in managing and operating businesses in many different foreign jurisdictions; decreased availability or increased costs of materials which could increase the company's costs of producing or acquiring the company's products, including possible increases in commodity costs or freight costs; heightened vulnerability to a hostile takeover attempt or other shareholder activism; provisions of Ohio law or in the company's debt agreements, charter documents or other agreements that may prevent or delay a change in control, as well as the risks described from time to time in the company's reports as filed with the Securities and Exchange Commission. Except to the extent required by law, the company does not undertake and specifically declines any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

Financial Statements

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Income (Loss) (unaudited)

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$250,906	$268,145	$716,146	$800,734
Cost of products sold	180,166	194,703	515,239	585,837
Gross Profit	70,740	73,442	200,907	214,897
Selling, general and administrative expenses	75,921	77,705	224,155	229,261
Gain on sale of business	—	(7,386)	—	(7,386)
Charges related to restructuring activities	703	508	8,973	1,299
Operating Income (Loss)	(5,884)	2,615	(32,221)	(8,277)
Net loss (gain) on convertible debt derivatives	2,550	(1,192)	2,700	(2,282)
Interest expense	6,844	4,481	16,007	11,228
Interest income	(137)	(79)	(274)	(207)
Loss Before Income Taxes	(15,141)	(595)	(50,654)	(17,016)
Income tax provision	3,450	4,425	8,225	8,200
Net Loss	$(18,591)	$(5,020)	$(58,879)	$(25,216)
Dividends Declared per Common Share	$0.0125	$0.0125	$0.0375	$0.0375
Net Loss per Share—Basic	$(0.57)	$(0.15)	$(1.80)	$(0.78)
Weighted Average Shares Outstanding—Basic	32,867	32,465	32,725	32,484
Net Loss per Share—Assuming Dilution	$(0.57)	$(0.15)	$(1.80)	$(0.78)
Weighted Average Shares Outstanding—Assuming Dilution	33,372	32,610	33,086	32,589
Net Loss	$(18,591)	$(5,020)	$(58,879)	$(25,216)
Other comprehensive income (loss):
Foreign currency translation adjustments	27,439	(3,408)	54,699	17,668
Defined Benefit Plans:
Amortization of prior service costs and unrecognized gains	(168)	(333)	(889)	(529)
Deferred tax adjustment resulting from defined benefit plan activity	21	87	33	60
Valuation reserve associated with defined benefit plan activity	(21)	(87)	(33)	(60)
Current period unrealized loss on cash flow hedges	(191)	159	(1,467)	(1,235)
Deferred tax loss related to unrealized loss on cash flow hedges	8	(29)	113	60
Other Comprehensive Income (Loss)	27,088	(3,611)	52,456	15,964
Comprehensive Income (Loss)	$8,497	$(8,631)	$(6,423)	$(9,252)
(Elements as a % of Net Sales)
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	71.8	72.6	71.9	73.2
Gross Profit	28.2	27.4	28.1	26.8
Selling, general and administrative expenses	30.3	29.0	31.3	28.6
Gain on sale of business	—	(2.8)	—	(0.9)
Charges related to restructuring activities	0.3	0.2	1.3	0.2
Operating Gain (Loss)	(2.3)	1.0	(4.5)	(1.0)
Net loss (gain) on convertible debt derivatives	1.0	(0.4)	0.4	(0.3)
Interest expense	2.7	1.7	2.2	1.4
Interest income	(0.1)	—	—	—
Loss Before Income Taxes	(6.0)	(0.2)	(7.1)	(2.1)
Income tax provision	1.4	1.7	1.1	1.0
Net Loss	(7.4)%	(1.9)%	(8.2)%	(3.1)%
See notes to condensed consolidated financial statements.

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)

	September 30, 2017	December 31, 2016
	(In thousands)
Assets
Current Assets
Cash and cash equivalents	$155,964	$124,234
Trade receivables, net	126,587	116,307
Installment receivables, net	1,685	1,368
Inventories, net	143,775	135,644
Other current assets	31,345	31,519
Total Current Assets	459,356	409,072
Other Assets	87,099	29,687
Intangibles	30,882	29,023
Property and Equipment, net	76,746	75,359
Goodwill	401,291	360,602
Total Assets	$1,055,374	$903,743
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$80,445	$88,236
Accrued expenses	114,012	110,095
Current taxes payable	4,957	7,269
Short-term debt and current maturities of long-term obligations	1,940	15,261
Total Current Liabilities	201,354	220,861
Long-Term Debt	238,912	146,088
Other Long-Term Obligations	179,083	114,407
Shareholders’ Equity
Preferred Shares (Authorized 300 shares; none outstanding)	—	—
Common Shares (Authorized 100,000 shares; 36,548 and 35,318 issued and outstanding in 2017 and 2016, respectively)—no par	9,281	8,974
Class B Common Shares (Authorized 12,000 shares; 6 and 729 shares issued and outstanding in 2017 and 2016, respectively)—no par	2	183
Additional paid-in-capital	288,507	266,151
Retained earnings	206,065	266,144
Accumulated other comprehensive income (loss)	33,121	(19,335)
Treasury shares (3,698 and 3,616 shares in 2017 and 2016, respectively)	(100,951)	(99,730)
Total Shareholders’ Equity	436,025	422,387
Total Liabilities and Shareholders’ Equity	$1,055,374	$903,743

See notes to condensed consolidated financial statements.

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Operating Activities	(In thousands)
Net loss	$(58,879)	$(25,216)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of business	—	(7,386)
Depreciation and amortization	10,958	10,911
Provision for losses on trade and installment receivables	1,187	348
Benefit for deferred income taxes	(806)	(301)
Provision for other deferred liabilities	537	557
Provision for stock-based compensation	6,629	5,534
Loss (gain) on disposals of property and equipment	(87)	51
Amortization of convertible debt discount	6,094	3,809
Amortization of debt fees	1,597	1,435
Loss (gain) on convertible debt derivatives	2,700	(2,282)
Changes in operating assets and liabilities:
Trade receivables	(3,153)	5,169
Installment sales contracts, net	(903)	(1,214)
Inventories	930	(16,986)
Other current assets	2,351	772
Accounts payable	(12,491)	(8,017)
Accrued expenses	(7,775)	(12,165)
Other long-term liabilities	(2,256)	(4,404)
Net Cash Used by Operating Activities	(53,367)	(49,385)
Investing Activities
Purchases of property and equipment	(7,389)	(6,797)
Proceeds from sale of property and equipment	211	29
Proceeds from sale of business	—	13,829
Change in other long-term assets	(239)	(172)
Other	(85)	78
Net Cash Provided (Used) by Investing Activities	(7,502)	6,967
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	95,220	121,976
Payments on revolving lines of credit and long-term borrowings	(15,914)	(2,555)
Proceeds from exercise of stock options	1,761	17
Payment of financing costs	(4,711)	(5,966)
Payment of dividends	(1,200)	(1,188)
Issuance of warrants	14,100	12,376
Purchase of treasury stock	(1,221)	(5,298)
Net Cash Provided by Financing Activities	88,035	119,362
Effect of exchange rate changes on cash	4,564	1,428
Increase in cash and cash equivalents	31,730	78,372
Cash and cash equivalents at beginning of year	124,234	60,055
Cash and cash equivalents at end of period	$155,964	$138,427

See notes to condensed consolidated financial statements.

Notes to Financial Statements	Accounting Policies

Accounting Policies

Principles of Consolidation:

The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of September 30, 2017 and the results of its operations and changes in its cash flow for the nine months ended September 30, 2017 and 2016, respectively. Certain foreign subsidiaries, represented by the European segment, are consolidated using an August 31 quarter end to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the company's financial statements. All significant intercompany transactions are eliminated. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.

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

During 2017, the company completed an assessment of its contracts and related accounting. The Company concluded it has a product revenue stream for which revenue is recognized at a point in time and a service revenue stream for which revenue is principally recognized at a point in time with some service revenues recognized over time. Based on this review, the company does not expect this standard will have a material impact on the company's results of operations or cash flows in the periods after adoption. Pursuant to ASU 2014-09, revenues are recognized as control transfers to the customers, which is consistent with the current revenue recognition model and the current accounting for most of the company's contracts. The company expects to adopt the provisions of ASU 2014-09 on a modified retrospective basis through a cumulative effect adjustment to equity. The company will continue to evaluate the impact of ASU 2014-09, as well as any subsequent updates and clarifications, and the possible impact of the standard on any new contracts entered into by the company through the date of adoption.

Notes to Financial Statements	Accounting Policies

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

Reclassifications:

In 2016, the company redefined the measure by which it evaluates segment profit or loss to be segment operating profit (loss). The previous performance measure was earnings before income taxes. All prior periods presented were changed to reflect the new measure. During the first quarter of 2017, a subsidiary, formerly included in the Europe segment, transferred to the NA/HME segment as it is managed by the NA/HME segment manager effective January 1, 2017. The results for 2016 have been changed accordingly and for the three and nine months ended September 30, 2016, the change increased revenues from external customers by $1,300,000 and $3,738,000, respectively, and operating loss by $15,000 and $165,000, respectively, for NA/HME with an offsetting impact for Europe.

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

With the sale of GCM, the company entered into an agreement with the Purchaser for the Purchaser to buy, at cost, all ProBasics™ inventory capitalized on the balance sheets of certain Invacare subsidiaries which was not sold as part of the GCM sale on September 30, 2016. The value of the inventory sold was approximately $2,400,000 which was transferred to the Purchaser in the fourth quarter of 2016 and was paid by the Purchaser as of September 30, 2017.

During the third quarter of 2017, the company and the Purchaser agreed on the final purchase price of GCM. As a result, the company will pay the Purchaser approximately $667,000 in the fourth quarter of 2017. This payment amount is fully accrued by the company as of September 30, 2017.

Prior to 2017, the company had recorded expenses related to the sale of all operations held for sale, including GCM, totaling $2,892,000, of which $1,700,000 has been paid out as of September 30, 2017.

Discontinued Operations
From 2012 through 2014, the company sold three businesses which were classified as discontinued operations. Prior to 2017, the company had recorded cumulative expenses related to the sale of discontinued operations totaling $8,801,000, of which $8,405,000 have been paid as of September 30, 2017.

Notes to Financial Statements	Current Assets

Current Assets

Receivables

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Substantially all the company’s receivables are due from health care, medical equipment providers and long-term care facilities located throughout the United States, Australia, Canada, New Zealand, China and Europe. A significant portion of products sold to providers, both foreign and domestic, are ultimately funded through government reimbursement programs such as Medicare and Medicaid in the U.S. Therefore, changes in these programs can have an adverse impact on dealer liquidity and profitability.

The estimated allowance for uncollectible amounts ($6,559,000 at September 30, 2017 and $6,916,000 at December 31, 2016) is based primarily on management’s evaluation of the financial condition of specific customers. The company accounts for customer rebates as a reduction of revenue and the related accounts receivable when products are sold in accordance with ASC 605. In addition, due to the company's financing arrangement with De Lage Landen, Inc. ("DLL"), a third-party financing company with which the company has worked since 2000, management monitors the collection status of these contracts in accordance with the company’s limited recourse obligations and provides amounts necessary for estimated losses in the allowance for doubtful accounts and establishes reserves for specific customers as needed. The company writes off uncollectible trade accounts receivable after such receivables are moved to collection status and legal remedies are exhausted. See Concentration of Credit Risk in the Notes to the Consolidated Financial Statements for a description of the financing arrangement. Long-term installment receivables are included in “Other Assets” on the consolidated balance sheet.

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

Notes to Financial Statements	Current Assets

Installment receivables consist of the following (in thousands):

	September 30, 2017			December 31, 2016
	Current	Long- Term	Total	Current	Long- Term	Total
Installment receivables	$2,828	$2,288	$5,116	$2,027	$2,685	$4,712
Less: Unearned interest	(37)	—	(37)	(40)	—	(40)
	2,791	2,288	5,079	1,987	2,685	4,672
Allowance for doubtful accounts	(1,106)	(1,903)	(3,009)	(619)	(2,219)	(2,838)
Installment receivables, net	$1,685	$385	$2,070	$1,368	$466	$1,834

Installment receivables purchased from DLL during the nine months ended September 30, 2017 increased the gross installment receivables balance by $2,152,000. No sales of installment receivables were made by the company during the quarter.

The movement in the installment receivables allowance for doubtful accounts was as follows (in thousands):

	Nine Months Ended September 30, 2017	Year Ended December 31, 2016
Balance as of beginning of period	$2,838	$2,792
Current period provision	717	1,220
Direct write-offs charged against the allowance	(546)	(1,174)
Balance as of end of period	$3,009	$2,838

Installment receivables by class as of September 30, 2017 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired installment receivables with a related allowance recorded	$4,234	$4,234	$3,007	$—
Canada
Non-Impaired installment receivables with no related allowance recorded	880	843	—	60
Impaired installment receivables with a related allowance recorded	2	2	2	—
Total Canadian installment receivables	882	845	2	60
Total
Non-Impaired installment receivables with no related allowance recorded	880	843	—	60
Impaired installment receivables with a related allowance recorded	4,236	4,236	3,009	—
Total installment receivables	$5,116	$5,079	$3,009	$60

Notes to Financial Statements	Current Assets

Installment receivables by class as of December 31, 2016 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired installment receivables with a related allowance recorded	$3,762	$3,762	$2,706	$—
Canada
Non-Impaired installment receivables with no related allowance recorded	818	778	—	65
Impaired installment receivables with a related allowance recorded	132	132	132	—
Total Canadian installment receivables	950	910	132	65
Total
Non-Impaired installment receivables with no related allowance recorded	818	778	—	65
Impaired installment receivables with a related allowance recorded	3,894	3,894	2,838	—
Total installment receivables	$4,712	$4,672	$2,838	$65

Installment receivables with a related allowance recorded as noted in the table above represent those installment receivables on a non-accrual basis in accordance with ASU 2010-20. As of September 30, 2017, the company had no U.S. installment receivables past due of 90 days or more for which the company is still accruing interest. Individually, all U.S. installment receivables are assigned a specific allowance for doubtful accounts based on management’s review when the company does not expect to receive both the contractual principal and interest payments as specified in the loan agreement. In Canada, the company had an immaterial amount of Canadian installment receivables which were past due of 90 days or more as of September 30, 2017 and December 31, 2016 for which the company is still accruing interest.

The aging of the company’s installment receivables was as follows (in thousands):

	September 30, 2017			December 31, 2016
	Total	U.S.	Canada	Total	U.S.	Canada
Current	$873	$—	$873	$832	$—	$832
0-30 Days Past Due	7	—	7	18	—	18
31-60 Days Past Due	—	—	—	12	—	12
61-90 Days Past Due	—	—	—	2	—	2
90+ Days Past Due	4,236	4,234	2	3,848	3,762	86
	$5,116	$4,234	$882	$4,712	$3,762	$950

Notes to Financial Statements	Current Assets

Inventories

Inventories consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Finished goods	$69,662	$68,701
Raw materials	63,240	56,270
Work in process	10,873	10,673
Inventories, net	$143,775	$135,644

Other Current Assets

Other current assets consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Value added tax receivables	$15,556	$14,336
Prepaid insurance	2,409	2,761
Service contracts	1,924	2,902
Derivatives (foreign currency forward exchange contracts)	1,238	2,754
Prepaid inventory	511	790
Prepaid debt fees	376	489
Recoverable income taxes	202	503
Prepaid and other current assets	9,129	6,984
Other Current Assets	$31,345	$31,519

Notes to Financial Statements	Long-Term Assets

Long-Term Assets

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Convertible 2022 note hedge asset	$41,660	$—
Convertible 2021 note hedge asset	41,619	25,471
Cash surrender value of life insurance policies	1,895	1,824
Deferred financing fees	860	793
Installment receivables	385	466
Deferred taxes	470	837
Investments	103	108
Other	107	188
Other Long-Term Assets	$87,099	$29,687

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

Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Machinery and equipment	$301,724	$301,367
Land, buildings and improvements	78,868	73,709
Leasehold improvements	12,426	12,054
Furniture and fixtures	10,207	10,100
Property and Equipment, gross	403,225	397,230
Less allowance for depreciation	(326,479)	(321,871)
Property and Equipment, net	$76,746	$75,359

Goodwill
The change in goodwill from December 31, 2016 to September 30, 2017 was due to foreign currency translation.

Notes to Financial Statements	Long-Term Assets

Intangibles

The company's intangibles consist of the following (in thousands):

	September 30, 2017		December 31, 2016
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer lists	$54,402	$51,481	$49,362	$45,797
Trademarks	26,598	—	24,091	—
Developed technology	7,913	6,576	7,287	5,969
Patents	5,571	5,562	5,512	5,487
License agreements	1,199	1,199	1,126	1,126
Other	1,162	1,145	1,162	1,138
Intangibles	$96,845	$65,963	$88,540	$59,517

All the company’s intangible assets have been assigned definite lives and continue to be amortized over their useful lives, except for trademarks shown above, which have indefinite lives. The changes in intangible balances reflected on the balance sheet from December 31, 2016 to September 30, 2017 were the result of foreign currency translation and amortization.

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

Amortization expense related to intangibles was $1,154,000 in the first nine months of 2017 and is estimated to be $1,553,000 in 2017, $1,590,000 in 2018, $1,361,000 in 2019, $186,000 in 2020, $186,000 in 2021 and $186,000 in 2022. Amortized intangibles are being amortized on a straight-line basis over remaining lives of 1 to 10 years with most of the intangibles being amortized over an average remaining life of approximately 4 years.

Notes to Financial Statements	Current Liabilities

Current Liabilities

Accrued Expenses

Accrued expenses consist of accruals for the following (in thousands):

	September 30, 2017	December 31, 2016
Salaries and wages	$35,162	$32,959
Warranty cost	23,116	23,302
Taxes other than income taxes, primarily value added taxes	21,340	19,194
Professional	4,817	4,728
Freight	4,248	5,211
Interest	3,973	3,747
Severance	2,814	2,049
Product liability, current portion	2,472	3,996
Deferred revenue	1,899	1,446
Derivative liabilities (foreign currency forward exchange contracts)	1,865	1,783
Insurance	785	742
Rent	638	672
Marketing	501	356
Supplemental Executive Retirement Program liability	391	391
Other items, principally trade accruals	9,991	9,519
Accrued Expenses	$114,012	$110,095

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

The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

Balance as of January 1, 2017	$23,302
Warranties provided during the period	7,268
Settlements made during the period	(8,119)
Changes in liability for pre-existing warranties during the period, including expirations	665
Balance as of September 30, 2017	$23,116

Notes to Financial Statements	Long-Term Liabilities

Long-Term Liabilities

Long-Term Debt

Debt consists of the following (in thousands):

	September 30, 2017	December 31, 2016
Convertible senior notes at 5.00%, due in February 2021	$120,483	$115,159
Convertible senior notes at 4.50%, due in June 2022	88,317	—
Convertible senior subordinated debentures at 4.125%, due in February 2027	—	13,039
Other notes and lease obligations	32,052	33,151
	240,852	161,349
Less current maturities of long-term debt	(1,940)	(15,261)
Long-Term Debt	$238,912	$146,088

The company had outstanding letters of credit of $2,935,000 and $2,853,000 as of September 30, 2017 and December 31, 2016, respectively. There were no borrowings denominated in foreign currencies, excluding a portion of the company's capital leases, as of September 30, 2017 and December 31, 2016. As of September 30, 2017, the weighted average floating interest rate on all borrowings, excluding capital leases, was 4.87% compared to 4.85% as of December 31, 2016.

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

The aggregate borrowing availability under the U.S. and Canadian Credit Facility is determined based on a borrowing base formula. The aggregate usage under the U.S. and Canadian Credit Facility may not exceed an amount equal to the sum of (a) 85% of eligible U.S. accounts receivable plus (b) the lesser of (i) 70% of eligible U.S. inventory and eligible foreign in-transit inventory and (ii) 85% of the net orderly liquidation value of eligible U.S. inventory and eligible foreign in-transit inventory (not to exceed $4,000,000), plus (c) the lesser of (i) 85% of the net orderly liquidation value of U.S. eligible machinery and equipment and (ii) $1,462,000 as of September 30, 2017 (subject to reduction as provided in the Credit Agreement), plus (d) 85% of eligible Canadian accounts receivable, plus (e) the lesser of (i) 70% of eligible Canadian inventory and (ii) 85% of the net orderly liquidation value of eligible Canadian inventory, less (f) swing loans outstanding under the U.S. and Canadian Credit Facility, less (g) letters of credit issued and undrawn under the U.S. and Canadian Credit Facility, less (h) a $5,000,000 minimum availability reserve, less (i) other reserves required by the Administrative Agent, and in each case subject to the definitions and limitations in the Credit Agreement. As of September 30, 2017, the company was in compliance with all covenant requirements and had borrowing capacity on the U.S. and Canadian Credit Facility under the Credit Agreement of $26,061,000, considering the minimum availability reserve, then-outstanding letters of credit, other reserves and the $11,250,000 dominion trigger amount described below. Borrowings under the U.S. and Canadian Credit Facility

Notes to Financial Statements	Long-Term Liabilities

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

The Credit Agreement contains customary default provisions, with certain grace periods and exceptions, which provide that events of default that include, among other things, failure to pay amounts due, breach of covenants, representations or warranties, bankruptcy, the occurrence of a material adverse effect, exclusion from any medical reimbursement program, and an interruption of any material manufacturing facilities for more than 10 consecutive days. There were no borrowings outstanding under the U.S. and Canadian Credit Facility at September 30, 2017.

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

The aggregate borrowing availability for each European Borrower under the European Credit Facility is determined based on a borrowing base formula. The aggregate borrowings of each of the European Borrowers under the European Credit Facility may not exceed an amount equal to (a) 85% of the European Borrower’s eligible accounts receivable, less (b) the European Borrower’s borrowings and swing line loans outstanding under the European Credit Facility, less (c) the European Borrower’s letters of credit issued and undrawn under the European Credit Facility, less (d) a $3,000,000 minimum availability reserve, less (e) other reserves required by the European Agent, and in each case subject to the definitions and limitations in the Credit Agreement. As of September 30, 2017, the aggregate borrowing availability to the European Borrowers under the European Credit Facility was approximately $16,633,000, considering the $3,000,000 minimum availability reserve and the $3,375,000 dominion trigger amount described below.

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

Notes to Financial Statements	Long-Term Liabilities

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

The proceeds of the European Credit Facility will be used to finance the working capital and other business needs of the company. There were no borrowings outstanding under the European Credit Facility at September 30, 2017.

Convertible senior subordinated debentures due 2027

In 2007, the company issued $135,000,000 principal amount of 4.125% Convertible Senior Subordinated Debentures due 2027 (the "debentures"), of which $0 principal amount remains outstanding as of September 30, 2017. The holders of the debentures exercised their right to require the company to repurchase all the debentures on February 1, 2017 at a price equal to 100% of the principal amount. The company satisfied the accreted value of the debentures using cash on February 2, 2017, and no debentures remained outstanding following that date.

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

Holders of the 2021 notes will have the right to require the company to repurchase all or some of their 2021 notes at 100% of their principal, plus any accrued and unpaid interest, upon the occurrence of certain fundamental changes. The initial conversion rate is 60.0492 common shares per $1,000 principal amount of 2021 notes (equivalent to an initial conversion price of approximately $16.65 per common share). The company evaluated the terms of the conversion features under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the features did require separate accounting as a derivative. This derivative was capitalized on the balance sheet as a long-term liability and will be adjusted to reflect fair value each quarter. The fair value of the convertible debt conversion liability at issuance was $34,480,000. The fair value of the convertible debt conversion liability at September 30, 2017 was $47,557,000 compared to $30,708,000 as of December 31, 2016. The company recognized losses of $15,330,000 and $16,849,000 for the three and nine months ended September 30, 2017, respectively, compared to gains of $7,732,000 and $13,579,000 for the three and nine months ended September 30, 2016, respectively, related to the convertible debt conversion liability.

In connection with the offering of the 2021 notes, the company entered into privately negotiated convertible note hedge transactions with two financial institutions (the “option counterparties”). These transactions cover, subject to customary anti-dilution adjustments, the number of the company’s common

Notes to Financial Statements	Long-Term Liabilities

shares that will initially underlie the 2021 notes, and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the 2021 notes. The company evaluated the note hedges under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the note hedges should be accounted for as derivatives. These derivatives were capitalized on the balance sheet as long-term assets and will be adjusted to reflect fair value each quarter. The fair value of the convertible note hedge assets at issuance was $27,975,000. The fair value of the convertible note hedge assets at September 30, 2017 was $41,619,000 compared to $25,471,000 as of December 31, 2016. The company recognized gains of $14,189,000 and $16,148,000 for the three and nine months ended September 30, 2017, respectively, compared to losses of $6,540,000 and $11,297,000 for the three and nine months ended September 30, 2016, respectively, related to the convertible note hedge asset.

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

The net proceeds from the offering of the 2021 notes were approximately $144,034,000, after deducting fees and offering expenses of $5,966,000. These debt issuance costs were capitalized and are being amortized as interest expense through February 2021. As of September 30, 2017, all $5,966,000 of these costs were paid. In accordance with ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, these debt issuance costs are presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability. Approximately $5,000,000 of the net proceeds from the offering were used to repurchase the company’s common shares from purchasers of 2021 notes in the offering in privately negotiated transactions. A portion of the net proceeds from the offering were used to pay the cost of the convertible note hedge transactions (after such cost is partially offset by the proceeds to the company from the warrant transactions), which net cost was $15,600,000.

The liability components of the 2021 notes consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Principal amount of liability component	$150,000	$150,000
Unamortized discount	(25,473)	(29,919)
Debt fees	(4,044)	(4,922)
Net carrying amount of liability component	$120,483	$115,159

The unamortized discount of $25,473,000 is to be amortized through February 2021. The effective interest rate on the liability component was 11.1%. Non-cash interest expense of $1,518,000 and $4,446,000 was recognized for the three and nine months ended September 30, 2017, respectively, compared to $1,362,000 and $3,150,000 for the three and nine months ended September 30, 2016, respectively, in comparison to actual interest expense accrued of $1,875,000 and $5,625,000 for the three and nine months ended September 30, 2017, respectively, compared to $1,875,000 and $4,503,000 for the three and nine months ended September 30, 2016, respectively, based on the stated coupon rate of 5.0%. The 2021 notes were not convertible as of September 30, 2017 nor was the applicable conversion threshold met.

Convertible senior notes due 2022

In the second quarter of 2017, the company issued $120,000,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2022 (the “2022 notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on June 1 and December 1 of each year, beginning December 1, 2017. The 2022 notes will mature on June 1, 2022, unless repurchased or converted in accordance with their terms prior to such date. Prior to December 1, 2021, the 2022 notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Unless and until the company obtains shareholder approval of the issuance of the company's common shares upon conversion of the 2022 notes and the 2021 notes under applicable New York Stock Exchange rules, the 2022 notes will be convertible, subject to certain conditions, into cash. If the company obtains such shareholder approval, the 2022 notes may be settled in cash, the company’s common shares or a combination of cash and the company’s common shares, at the company’s election.

Notes to Financial Statements	Long-Term Liabilities

Holders of the 2022 notes will have the right to require the company to repurchase all or some of their 2022 notes at 100% of their principal, plus any accrued and unpaid interest, upon the occurrence of certain fundamental changes. The initial conversion rate is 61.6095 common shares per $1,000 principal amount of 2022 notes (equivalent to an initial conversion price of approximately $16.23 per common share). The company evaluated the terms of the conversion features under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the features did require separate accounting as a derivative. This derivative was capitalized on the balance sheet as a long-term liability and will be adjusted to reflect fair value each quarter. The fair value of the convertible debt conversion liability at issuance was $28,859,000. The fair value of the convertible debt conversion liability at September 30, 2017 was $47,738,000. The company recognized losses of $14,487,000 and $18,879,000 for the three and nine months ended September 30, 2017, respectively, related to the convertible debt conversion liability.

In connection with the offering of the 2022 notes, the company entered into privately negotiated convertible note hedge transactions with one financial institution (the “option counterparty”). These transactions cover, subject to customary anti-dilution adjustments, the number of the company’s common shares that will initially underlie the 2022 notes, and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the 2022 notes. The company evaluated the note hedges under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the note hedges should be accounted for as derivatives. These derivatives were capitalized on the balance sheet as long-term assets and will be adjusted to reflect fair value each quarter. The fair value of the convertible note hedge assets at issuance was $24,780,000. The fair value of the convertible note hedge assets at September 30, 2017 was $41,660,000. The company recognized gains of $13,078,000 and $16,880,000 for the three and nine months ended September 30, 2017, respectively, related to the convertible note hedge asset.

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

The net proceeds from the offering of the 2022 notes were approximately $115,289,000, after deducting fees and offering expenses of $4,711,000. These debt issuance costs were capitalized and are being amortized as interest expense through June 2022. As of September 30, 2017, all of the debt issuance costs were paid. In accordance with ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, these debt issuance costs are presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability. A portion of the net proceeds from the offering were used to pay the cost of the convertible note hedge transactions (after such cost is partially offset by the proceeds to the company from the warrant transactions), which net cost was $10,680,000.

The liability components of the 2022 notes consist of the following (in thousands):

September 30, 2017
Principal amount of liability component	$120,000
Unamortized discount	(27,522)
Debt fees	(4,161)
Net carrying amount of liability component	$88,317

The unamortized discount of $27,522,000 is to be amortized through June 2022. The effective interest rate on the liability component was 10.9%. Non-cash interest expense of $1,125,000 and $1,337,000 was recognized for the three and nine months ended September 30, 2017, respectively, in comparison to actual interest expense accrued of $1,350,000 and $1,605,000 for the same periods respectively, based on the stated coupon rate of 4.5%. The 2022 notes were not convertible as of September 30, 2017 nor was the applicable conversion threshold met.

Notes to Financial Statements	Long-Term Liabilities

Other Long-Term Obligations

Other long-term obligations consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Convertible 2022 debt conversion liability	$47,738	$—
Convertible 2021 debt conversion liability	47,557	30,708
Deferred income taxes	32,767	31,079
Product liability	14,255	16,615
Pension	14,174	13,258
Deferred gain on sale leaseback	6,491	6,703
Supplemental Executive Retirement Plan liability	5,505	5,612
Deferred compensation	3,380	3,593
Uncertain tax obligation including interest	2,917	3,150
Other	4,299	3,689
Other Long-Term Obligations	$179,083	$114,407

During the quarter ended March 31, 2016, the company issued $150,000,000 principal amount of 5.00% Convertible Senior Notes due 2021. During the quarter ended June 30, 2017, the company issued $120,000,000 principal amount of Convertible Senior Notes due 2022. Due to the 2016 and 2017 issuances, long-term liabilities representing the convertible debt conversion liabilities were recorded which are adjusted to reflect fair values quarterly. The amounts included in the above table represent the fair values of the conversion liabilities as of September 30, 2017 and December 31, 2016. See "Long-Term Debt" in the notes to the Consolidated Financial Statements included elsewhere in this report for more detail.

On April 23, 2015, the company entered into a real estate sale leaseback transaction which resulted in the company recording an initial deferred gain of $7,414,000, the majority of which is included in Other Long-Term Obligations and will be recognized over the 20-year life of the leases. The gain realized was $69,000 and $205,000 for the three and nine months ended September 30, 2017, respectively, compared to $67,000 and $198,000 for the three and nine months ended September 30, 2016, respectively.

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

On May 31, 2017, the company received notice that holders of 703,912 Class B Common Shares had elected to convert all their Class B Common Shares into Common Shares. As of September 30, 2017, 6,357 Class B Common Shares remained outstanding. The conversion substantially diminished the significance of the Company’s dual class voting structure, as of September 30, 2017, the holders of the Common Shares represent approximately 99.9% of the Company’s total outstanding voting power.

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

At September 30, 2017, an aggregate of 1,071,576 Common Shares underlie awards outstanding under the 2003 Plan, which shares may become available under the 2013 Plan to the extent such awards are forfeited or expire unexercised.
The Compensation and Management Development Committee of the Board (the “Compensation Committee”), in its discretion, may grant an award under the 2013 Plan to any director or employee of the company or an affiliate. As of September 30, 2017, 1,417,721 common shares were available for future issuance under the 2013 Plan in connection with the following types of awards with respect to shares of the company's common shares: incentive stock options, nonqualified stock options, SARs, restricted stock, restricted stock units, unrestricted stock and performance shares. The Compensation Committee also may grant performance units that are payable in cash. The Compensation Committee has the authority to determine which participants will receive awards, the amount of the awards and the other terms and conditions of the awards.
The 2013 Plan provides that shares granted come from the company's authorized but unissued common shares or treasury shares. In addition, the company's stock-based compensation plans allow employee participants to exchange shares for minimum withholding taxes, which results in the company acquiring treasury shares.
The amounts of equity-based compensation expense recognized as part of selling, general and administrative expenses were as follows (in thousands):

	For the Nine Months Ended September 30,
	2017	2016
Restricted stock / units	$4,244	$4,085
Performance shares / units	1,620	774
Non-qualified and performance stock options	765	675
Total stock-based compensation expense	$6,629	$5,534
As of September 30, 2017, unrecognized compensation expense related to equity-based compensation arrangements granted under the company's 2013 Plan and previous plans, which is related to non-vested options and shares, was as follows (in thousands):

September 30, 2017
Restricted stock and restricted stock units	$8,657
Performance shares and performance share units	7,514
Non-qualified and performance stock options	3,439
Total unrecognized stock-based compensation expense	$19,610

Notes to Financial Statements	Equity Compensation

Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures and for updated vesting assumptions for the performance share awards (see "Stock Options" and "Performance Shares and Performance Share Units" below). No tax benefit for share-based compensation was realized for the three and nine months ended September 30, 2017 and 2016 due to a valuation allowance against deferred tax assets.

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

The following table summarizes information about stock option activity for the nine months ended September 30, 2017:

	September 30, 2017		Weighted Average Exercise Price
Options outstanding at January 1, 2017	2,542,732		$21.19
Granted	756,420		12.15
Exercised	(127,450)		13.82
Canceled	(315,976)		23.03
Options outstanding at September 30, 2017	2,855,726		$18.91
Options exercise price range at September 30, 2017	$12.15	to	$33.36
Options exercisable at September 30, 2017	2,097,286
Shares available for grant at September 30, 2017*	1,417,721
________

*
Shares available for grant as of September 30, 2017 reduced by net restricted stock and restricted stock unit award and performance share and performance share unit award activity of 2,478,362 shares and 2,124,222 shares, respectively.

The following table summarizes information about stock options outstanding at September 30, 2017:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at September 30, 2017	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2017	Weighted Average Exercise Price
$ 12.15 – $20.00	1,294,541	7.6	$13.00	536,101	$14.19
$ 20.01 – $25.00	824,151	2.7	22.21	824,151	22.21
$ 25.01 – $30.00	732,538	1.9	25.55	732,538	25.55
$ 30.01 – $33.36	4,496	3.6	33.36	4,496	33.36
Total	2,855,726	4.7	$18.91	2,097,286	$21.35

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

Restricted Stock and Restricted Stock Units

The following table summarizes information about restricted shares and restricted share units (primarily for non-U.S. recipients):

	September 30, 2017	Weighted Average Fair Value
Stock / Units unvested at January 1, 2017	878,356	$15.87
Granted	493,412	12.15
Vested	(364,367)	16.66
Canceled	(134,398)	13.80
Stock / Units unvested at September 30, 2017	873,003	$13.75

The restricted stock awards generally vest ratably over the three years after the award date, except for those awards granted in 2014, which vest after a three-year period. Unearned restricted stock compensation, determined as the market value of the shares at the date of grant, is being amortized on a straight-line basis over the vesting period.

Performance Shares and Performance Share Units

The following table summarizes information about performance shares and performance share units (for non-U.S. recipients):

	September 30, 2017	Weighted Average Fair Value
Shares / Units unvested at January 1, 2017	309,468	$14.58
Granted	336,694	12.02
Vested	—	—
Canceled	(3,711)	12.82
Shares / Units unvested at September 30, 2017	642,451	$13.25

During the nine months ended September 30, 2017, performance shares and performance share units (for non-U.S. recipients) were granted as performance awards with a three-year performance period with payouts based on achievement of certain performance goals. The awards are classified as equity awards as they will be settled in common shares upon vesting. The number of shares earned will be determined at the end of the performance period based on achievement of performance criteria for January 1, 2017 through December 31, 2019 established by the Compensation Committee at the time of grant. Recipients will be entitled to receive a number of common shares equal to the number of performance shares that vest based upon the levels of achievement which may range between 0% and 150% of the target number of shares with the target being 100% of the initial grant.

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

Accumulated Other Comprehensive Income (Loss) by Component

Changes in accumulated other comprehensive income ("OCI") for the three and nine months ended September 30, 2017 and September 30, 2016, respectively, were as follows (in thousands):

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
June 30, 2017	$8,811	$9,622	$(11,969)	$(431)	$6,033
OCI before reclassifications	33,795	(6,356)	(238)	(578)	26,623
Amount reclassified from accumulated OCI	—	—	70	395	465
Net current-period OCI	33,795	(6,356)	(168)	(183)	27,088
September 30, 2017	$42,606	$3,266	$(12,137)	$(614)	$33,121

December 31, 2016	$(26,199)	$17,372	$(11,248)	$740	$(19,335)
OCI before reclassifications	68,805	(14,106)	(1,223)	(1,149)	52,327
Amount reclassified from accumulated OCI	—	—	334	(205)	129
Net current-period OCI	68,805	(14,106)	(889)	(1,354)	52,456
September 30, 2017	$42,606	$3,266	$(12,137)	$(614)	$33,121

June 30, 2016	$16,456	$2,987	$(9,953)	$698	$10,188
OCI before reclassifications	(14,398)	10,990	(563)	828	(3,143)
Amount reclassified from accumulated OCI	—	—	230	(698)	(468)
Net current-period OCI	(14,398)	10,990	(333)	130	(3,611)
September 30, 2016	$2,058	$13,977	$(10,286)	$828	$6,577

December 31, 2015	$(5,744)	$4,111	$(9,757)	$2,003	$(9,387)
OCI before reclassifications	7,802	9,866	(835)	(103)	16,730
Amount reclassified from accumulated OCI	—	—	306	(1,072)	(766)
Net current-period OCI	7,802	9,866	(529)	(1,175)	15,964
September 30, 2016	$2,058	$13,977	$(10,286)	$828	$6,577

Notes to Financial Statements	Accumulated Other Comprehensive Income

Reclassifications out of accumulated OCI for the three and nine months ended September 30, 2017 and September 30, 2016 were as follows (in thousands):

	Amount reclassified from OCI				Affected line item in the Statement of Comprehensive (Income) Loss
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Defined Benefit Plans
Service and interest costs	$70	$230	$334	$306	Selling, General and Administrative
Tax	—	—	—	—	Income Taxes
Total after tax	$70	$230	$334	$306

Derivatives
Foreign currency forward contracts hedging sales	$(399)	$(1,417)	$(165)	$(2,826)	Net Sales
Foreign currency forward contracts hedging purchases	837	619	(35)	1,576	Cost of Products Sold
Total loss (income) before tax	438	(798)	(200)	(1,250)
Tax	(43)	100	(5)	178	Income Taxes
Total after tax	$395	$(698)	$(205)	$(1,072)

Notes to Financial Statements	Charges Related to Restructuring Activities

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

For the nine months ended September 30, 2017, charges totaled $8,973,000 which were related to severance in NA/HME ($5,441,000), Europe ($1,890,000) and Asia/Pacific ($1,083,000) as well as building lease termination costs in the NA/HME segment ($559,000). The NA/HME charges include the impact of the company's closure of its Suzhou, China, manufacturing facility, which is expected to generate approximately $4,000,000 in annualized pre-tax savings for the NA/HME segment. Payments for the nine months ended September 30, 2017 were $8,232,000 and the cash payments were funded with company's cash on hand. Most of the 2017 charges are expected to be paid out within twelve months.

For the nine months ended September 30, 2016, charges totaled $1,299,000 which were related to severance in NA/HME ($808,000) and Asia/Pacific ($86,000) as well as building lease termination costs in the NA/HME segment ($405,000). Payments for the nine months ended September 30, 2016 were $2,190,000 and the cash payments were funded with company's cash on hand. Most of the 2016 charges have been paid out.
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

Notes to Financial Statements	Charges Related to Restructuring Activities

A progression by reporting segment of the accruals recorded as a result of the restructuring for 2017 is as follows (in thousands):

	Severance	Contract Terminations	Total
December 31, 2016 Balances
NA/HME	$783	$120	$903
Other	1,266	—	1,266
Total	2,049	120	2,169
NA/HME charges	2,095	147	2,242
Europe charges	690	—	690
Asia/Pacific charges	351	—	351
Total charges	3,136	147	3,283
NA/HME payments	(1,488)	(96)	(1,584)
Europe payments	(190)	—	(190)
Asia/Pacific payments	(228)	—	(228)
Other payments	(249)	—	(249)
Total payments	(2,155)	(96)	(2,251)
March 31, 2017 Balances
NA/HME	1,390	171	1,561
Europe	500	—	500
Asia/Pacific	123	—	123
Other	1,017	—	1,017
Total	3,030	171	3,201
NA/HME charges	3,427	501	3,928
Europe charges	514	—	514
Asia/Pacific charges	545	—	545
Total charges	4,486	501	4,987
NA/HME payments	(1,362)	(189)	(1,551)
Europe payments	(340)	—	(340)
Asia/Pacific payments	(658)	—	(658)
Total payments	(2,360)	(189)	(2,549)
June 30, 2017 Balances
NA/HME	3,455	483	3,938
Europe	674	—	674
Asia/Pacific	10	—	10
Other	1,017	—	1,017
Total	5,156	483	5,639
NA/HME charge reversals	(81)	(89)	(170)
Europe charges	686	—	686
Asia/Pacific charges	187	—	187
Total charges	792	(89)	703
NA/HME payments	(2,032)	(298)	(2,330)
Europe payments	(916)	—	(916)
Asia/Pacific payments	(186)	—	(186)
Total payments	(3,134)	(298)	(3,432)
September 30, 2017 Balances
NA/HME	1,342	96	1,438
Europe	444	—	444
Asia/Pacific	11	—	11
Other	1,017	—	1,017
Total	$2,814	$96	$2,910

Notes to Financial Statements	Income Taxes

Income Taxes

The company had an effective tax rate of 22.8% and 16.2% on losses before income tax for the three and nine months ended September 30, 2017, respectively, and an effective tax rate of 743.7% and 48.2% for the three and nine months ended September 30, 2016, respectively, compared to an expected benefit at the U.S. statutory rate of 35% on the pre-tax losses for each period. The company's effective tax rate for the three and nine months ended September 30, 2017 and September 30, 2016 was unfavorable as compared to the U.S. federal statutory rate expected benefit, principally due to the negative impact of the company's inability to record tax benefits related to the significant losses in countries which had tax valuation allowances. The effective tax rate was reduced by certain taxes outside the United States, excluding countries with tax valuation allowances, that were at an effective rate lower than the U.S. statutory rate. During 2016, installment payments were made related to a previously disclosed liability for uncertain tax positions, including an accelerated payment of the balance of the installment obligation, in order to reduce interest costs.

Notes to Financial Statements	Net Loss Per Common Share

Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated.

(In thousands except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Basic
Average common shares outstanding	32,867	32,465	32,725	32,484

Net loss	$(18,591)	$(5,020)	$(58,879)	$(25,216)

Net loss per common share	$(0.57)	$(0.15)	$(1.80)	$(0.78)

Diluted
Average common shares outstanding	32,867	32,465	32,725	32,484
Stock options and awards	505	145	361	105
Average common shares assuming dilution	33,372	32,610	33,086	32,589

Net loss	$(18,591)	$(5,020)	$(58,879)	$(25,216)

Net loss per common share *	$(0.57)	$(0.15)	$(1.80)	$(0.78)
________
* Net loss per common share assuming dilution calculated utilizing weighted average shares outstanding-basic for the periods in which there was a net loss.

At September 30, 2017, 988,926 and 1,301,286 shares associated with stock options were excluded from the average common shares assuming dilution for the three and nine months ended September 30, 2017, respectively, as they were anti-dilutive. At September 30, 2017, the majority of the anti-dilutive shares were granted at an exercise price of $25.79, which was higher than the average fair market value prices of $14.27 and $13.14 for the three and nine months ended September 30, 2017, respectively.

At September 30, 2016, 2,462,288 and 2,502,427 shares associated with stock options were excluded from the average common shares assuming dilution for the three and nine months ended September 30, 2016, respectively, as they were anti-dilutive. At September 30, 2016, the majority of the anti-dilutive shares were granted at an exercise price of $25.24, which was higher than the average fair market value prices of $12.03 and $12.64 for the three and nine months ended September 30, 2016, respectively.

For both the three months ended September 30, 2017 and September 30, 2016, respectively, no shares were included in the common shares assuming dilution related to the company's issued warrants as the average market price of the company stock for these periods did not exceed the strike price of the warrants.

Notes to Financial Statements	Concentration of Credit Risk

Concentration of Credit Risk

The company manufactures and distributes durable medical equipment to the home health care, retail and extended care markets. The company performs credit evaluations of its customers’ financial condition. The company utilizes De Lage Landen, Inc. (“DLL”), a third-party financing company, to provide lease financing to Invacare's U.S. customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a recourse obligation of $1,326,000 at September 30, 2017 to DLL for events of default under the contracts, which total $20,336,000 at September 30, 2017. Guarantees, ASC 460, requires the company to record a guarantee liability as it relates to the limited recourse obligation. The company's recourse is re-evaluated by DLL biannually, and DLL considers activity between the biannual dates and excludes any receivables purchased by the company from DLL. The company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with Receivables, ASC 310-10-05-4. Credit losses are provided for in the financial statements.

Substantially all the company’s receivables are due from health care, medical equipment providers and long-term care facilities located throughout the United States, Australia, Canada, New Zealand and Europe. A significant portion of products sold to dealers, both foreign and domestic, is ultimately funded through government reimbursement programs such as Medicare and Medicaid. The company has also seen a significant shift in reimbursement to customers from managed care entities. Therefore, changes in these programs can have an adverse impact on dealer liquidity and profitability. In addition, reimbursement guidelines in the home health care industry have a substantial impact on the nature and type of equipment an end user can obtain as well as the timing of reimbursement and, thus, affect the product mix, pricing and payment patterns of the company’s customers.

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

The company has historically not recognized any material amount of ineffectiveness related to forward contract cash flow hedges because the company generally limits its hedges to between 50% and 90% of total forecasted transactions for a given entity’s exposure to currency rate changes and the transactions hedged are recurring in nature. Furthermore, most of the hedged transactions are related to intercompany sales and purchases for which settlement occurs on a specific day each month. Forward contracts with a total notional amount in USD of $45,421,000 and $126,456,000 matured for the three and nine months ended September 30, 2017 compared to $59,663,000 and $171,889,000 matured for the three and nine months ended September 30, 2016, respectively.

Notes to Financial Statements	Derivatives

Outstanding foreign currency forward exchange contracts qualifying and designated for hedge accounting treatment were as follows (in thousands USD):

	September 30, 2017		December 31, 2016
	Notional Amount	Unrealized Net Gain (Loss)	Notional Amount	Unrealized Net Gain (Loss)
USD / AUD	$4,341	$16	$5,841	$316
USD / CAD	554	53	2,604	(18)
USD / CNY	954	17	11,252	(301)
USD / CHF	90	—	370	15
USD / EUR	42,200	(1,403)	60,387	1,826
USD / GBP	1,645	(22)	3,253	(75)
USD / NZD	6,930	67	9,650	(64)
USD / SEK	1,027	(112)	4,923	146
USD / MXP	1,517	142	6,148	(417)
EUR / AUD	139	3	506	6
EUR / GBP	12,184	398	14,511	(686)
EUR / NOK	704	1	2,503	(25)
EUR / NZD	3,133	(9)	3,777	16
GBP / AUD	137	8	503	34
GBP / CHF	135	(1)	215	(10)
GBP / SEK	952	74	1,389	(42)
CHF / DKK	60	4	595	(2)
DKK / SEK	1,352	56	31,978	49
NOK / CHF	349	(23)	1,335	(13)
NOK / SEK	810	40	2,618	21
	$79,213	$(691)	$164,358	$776

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

Foreign currency forward exchange contracts not qualifying or designated for hedge accounting treatment, as well as ineffective hedges, entered into in 2017 and 2016, respectively, and outstanding were as follows (in thousands USD):

	September 30, 2017		December 31, 2016
	Notional Amount	Gain (Loss)	Notional Amount	Gain (Loss)
AUD / USD	$12,300	$122	$5,800	$204
CNY / USD	3,354	56	5,556	(24)
EUR / USD	2,145	(159)	—	—
GBP / USD	496	(18)	—	—
NZD / USD	4,000	47	—	—
DKK / CHF	120	7	—	—
AUD / NZD	2,602	9	3,264	15
EUR / NOK	7	—	—	—
	$25,024	$64	$14,620	$195

The fair values of the company’s derivative instruments were as follows (in thousands):

	September 30, 2017		December 31, 2016
	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	$997	$1,688	$2,535	$1,759
Derivatives not designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	241	177	219	24
Total derivatives	$1,238	$1,865	$2,754	$1,783

Notes to Financial Statements	Derivatives

The fair values of the company’s foreign currency forward exchange contract assets and liabilities are included in Other Current Assets and Accrued Expenses, respectively in the Consolidated Balance Sheets. The effect of derivative instruments on Accumulated Other Comprehensive Income (OCI) and the Statement of Comprehensive Income (Loss) and was as follows (in thousands):

Derivatives in ASC 815 cash flow hedge relationships	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended September 30, 2017
Foreign currency forward exchange contracts	$(578)	$(395)	$(121)
Nine months ended September 30, 2017
Foreign currency forward exchange contracts	$(1,149)	$205	$(114)
Three months ended September 30 2016
Foreign currency forward exchange contracts	$828	$698	$30
Nine months ended September 30, 2016
Foreign currency forward exchange contracts	$(103)	$1,072	$72

Derivatives not designated as hedging instruments under ASC 815			Amount of Gain (Loss) Recognized in Income on Derivatives
Three months ended September 30, 2017
Foreign currency forward exchange contracts			$(53)
Nine months ended September 30, 2017
Foreign currency forward exchange contracts			$64
Three months ended September 30, 2016
Foreign currency forward exchange contracts			$271
Nine months ended September 30, 2016
Foreign currency forward exchange contracts			$(106)

The gains or losses recognized as the result of the settlement of cash flow hedge foreign currency forward contracts are recognized in net sales for hedges of inventory sales and in cost of product sold for hedges of inventory purchases. For the three and nine months ended September 30, 2017, net sales were increased by $399,000 and $165,000 while cost of product sold was increased by $837,000 and decreased by $35,000 for a net pre-tax realized loss of $438,000 and gain of $200,000, respectively. For the three and nine months ended September 30, 2016, net sales were increased by $1,417,000 and $2,826,000 while cost of product sold was increased by $619,000 and $1,576,000 for net realized pre-tax gains of $798,000 and $1,250,000, respectively.

A loss of $53,000 and gain of $64,000 was recognized in selling, general and administrative (SG&A) expenses for the three and nine months ended September 30, 2017, respectively, compared to a gain of $271,000 and a loss of $106,000 for the three and nine months ended September 30, 2016, respectively, related to forward contracts not designated as hedging instruments that were entered into to offset gains/losses that were also recorded in SG&A expenses on intercompany trade receivables or payables. The gains/losses on the non-designated hedging instruments were substantially offset by gains/losses on intercompany trade payables.

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

Notes to Financial Statements	Derivatives

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

The fair values of the outstanding convertible note derivatives as of September 30, 2017 and their effect on the Statement of Comprehensive Income (Loss) were as follows (in thousands):

		Gain (Loss)		Gain (Loss)
	Fair Value	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Convertible 2021 debt conversion long-term liability	$(47,557)	$(15,330)	$7,732	$(16,849)	$13,579
Convertible 2022 debt conversion long-term liability	(47,738)	(14,487)	—	(18,879)	—
Convertible 2021 note hedge long-term asset	41,619	14,189	(6,540)	16,148	(11,297)
Convertible 2022 note hedge long-term asset	41,660	13,078	—	16,880	—
Net fair value and net gains (losses) on convertible debt derivatives	$(12,016)	$(2,550)	$1,192	$(2,700)	$2,282
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

The following table provides a summary of the company’s assets and liabilities that are measured on a recurring basis (in thousands):

	Basis for Fair Value Measurements at Reporting Date
	Quoted Prices in Active Markets for Identical Assets / (Liabilities)	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Level I	Level II	Level III
September 30, 2017
Forward exchange contracts—net	—	$(627)	—
Convertible 2021 debt conversion liability	—	(47,557)	—
Convertible 2021 note hedge asset	—	41,619	—
Convertible 2022 debt conversion liability	—	(47,738)	—
Convertible 2022 note hedge asset	—	41,660	—
December 31, 2016
Forward exchange contracts—net	—	$971	—
Convertible 2021 debt conversion liability	—	(30,708)	—
Convertible 2021 note hedge asset	—	25,471	—

The carrying values and fair values of the company’s financial instruments are as follows (in thousands):

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$155,964	$155,964	$124,234	$124,234
Other investments	103	103	108	108
Installment receivables, net of reserves	2,070	2,070	1,834	1,834
Long-term debt (including current maturities of long-term debt) *	(240,852)	(280,370)	(161,349)	(164,900)
Convertible 2021 debt conversion liability in Other Long-Term Obligations	(47,557)	(47,557)	(30,708)	(30,708)
Convertible 2021 note hedge in Other Long-Term Assets	41,619	41,619	25,471	25,471
Convertible 2022 debt conversion liability in Other Long-Term Obligations	(47,738)	(47,738)	—	—
Convertible 2022 note hedge in Other Long-Term Assets	41,660	41,660	—	—
Forward contracts in Other Current Assets	1,238	1,238	2,754	2,754
Forward contracts in Accrued Expenses	(1,865)	(1,865)	(1,783)	(1,783)
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

Forward contracts: The company operates internationally, and as a result, is exposed to foreign currency fluctuations. Specifically, the exposure includes intercompany loans and third-party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized and accounted for as hedging instruments. The forward contracts are used to hedge the following currencies: AUD, CAD, CHF, CNY, DKK, EUR, GBP, MXP, NOK, NZD, SEK and USD. The company does not use derivative financial instruments for speculative purposes. Fair values for the company’s foreign exchange forward contracts are based on quoted market prices for contracts with similar maturities. The company’s forward contracts are included in Other Current Assets or Accrued Expenses in the Consolidated Balance Sheets.

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

Segment performance is measured and resources are allocated based on a number of factors, with the primary profit or loss measure being segment operating profit (loss). Segment operating profit (loss) represents net sales less cost of products sold less selling general and administrative expenses. Segment operating profit (loss) excludes unallocated corporate general and administrative expenses not allocated to the segments and intersegment sales and profit eliminations, which are included in All Other. In addition, segment operating profit (loss) further excludes charges related to restructuring activities, asset write-downs and gain on sale of business (as applicable). The previous performance measure was earnings before income taxes. With the issuance of convertible debt during 2016, this performance measure has not been utilized by the Chief Operating Decision Maker (CODM) as the interest expense incurred by the company is related to the company’s financing decision to issue convertible debt as compared to the operating decisions resulting from allocation of resources and segment operating income performance. In addition, in 2016, the company included an operating income line on the consolidated statement of comprehensive income (loss) to emphasize the CODM’s emphasis on operating income (loss).

As noted, this performance measure, segment operating income (loss), is used by the CODM for purposes of making decisions about allocating resources to a segment and assessing its performance. In addition, this metric is reviewed by the company’s Board of Directors regarding segment performance and is a key metric in the performance management assessment of the company's employees.

Notes to Financial Statements	Business Segments

The information by segment is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues from external customers
Europe (1)	$143,281	$141,738	$391,274	$399,504
NA/HME (1)	79,516	99,323	241,467	317,695
IPG	13,975	15,343	45,668	49,702
Asia/Pacific	14,134	11,741	37,737	33,833
Consolidated	$250,906	$268,145	$716,146	$800,734
Intersegment revenues
Europe	$4,013	$3,240	$11,426	$10,292
NA/HME	19,334	24,339	62,479	77,248
IPG	314	998	2,057	2,201
Asia/Pacific	3,405	4,663	11,161	14,802
Consolidated	$27,066	$33,240	$87,123	$104,543
Restructuring charges (reversals) before income taxes
Europe	$686	$—	$1,890	$—
NA/HME	(170)	490	6,000	1,213
Asia/Pacific	187	18	1,083	86
Consolidated	$703	$508	$8,973	$1,299
Operating income (loss)
Europe (1)	$11,987	$11,638	$24,164	$24,550
NA/HME (1)	(12,446)	(11,007)	(34,267)	(24,065)
IPG	1,202	1,497	4,572	4,453
Asia/Pacific	387	(559)	(161)	(1,599)
All Other (2)	(6,311)	(5,832)	(17,556)	(17,703)
Charge expense related to restructuring activities	(703)	(508)	(8,973)	(1,299)
Gain on sale of business	—	7,386	—	7,386
Consolidated operating income (loss)	(5,884)	2,615	(32,221)	(8,277)
Net gain (loss) on convertible derivatives	(2,550)	1,192	(2,700)	2,282
Net Interest expense	(6,707)	(4,402)	(15,733)	(11,021)
Loss before income taxes	$(15,141)	$(595)	$(50,654)	$(17,016)

________

(1)
During the first quarter of 2017, a subsidiary, formerly included in the Europe segment, transferred to the NA/HME segment as it became managed by the NA/HME segment manager effective January 1, 2017. The results for 2016 have been changed accordingly and for the three and nine months ended September 30, 2016, the change increased revenues from external customers by $1,300,000 and $3,738,000, respectively, and operating loss by $15,000 and $165,000, respectively, for NA/HME with an offsetting impact for Europe.

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
In December 2012, the company became subject to a consent decree of injunction filed by the FDA with respect to the company's Corporate facility and its Taylor Street manufacturing facility in Elyria, Ohio. The consent decree initially limited the company's (i) manufacture and distribution of power and manual wheelchairs, wheelchair components and wheelchair sub-assemblies at or from its Taylor Street manufacturing facility, (ii) design activities related to wheelchairs and power beds that take place at the impacted Elyria, Ohio facilities and (iii) replacement, service and repair of products already in use from the Taylor Street manufacturing facility. Under the terms of the consent decree, in order to resume full operations at the impacted facilities, the company had to successfully complete independent, third-party expert certification audits at the impacted Elyria facilities, comprised of three distinct certification reports separately submitted to, and subject to acceptance by, the FDA. The last of these reports was accepted by the FDA during the second quarter of 2017, after which the company submitted its own report to the FDA, and the FDA initiated a reinspection of the company’s Corporate and Taylor Street facilities. At the conclusion of the inspection, the FDA issued its inspectional observations on Form 483, and the company timely filed its response.
On July 24, 2017, FDA notified the company that it is in substantial compliance with the FDA's Quality System Regulation ("QSR") and that the company is permitted to resume full operations at the Corporate and Taylor Street facilities.
The consent decree requires the company to undergo five years of audits by a third-party expert auditor selected by the company to determine whether the facilities are in continuous compliance with FDA's QSR and the consent decree. The third-party expert will audit the Corporate and Taylor Street facilities’ activities every six months during the first year following the July 25, 2017 resumption of full operations and then every 12 months for the next four years thereafter. The FDA has the authority to inspect these facilities and any other FDA registered facility, at any time.
The FDA has continued to actively inspect the company’s facilities, other than through the processes established under the consent decree. Recent inspections for which follow-up remains ongoing are summarized in the following paragraphs. The FDA has informed the company of further upcoming inspections to its facilities, and the company believes that additional inspections beyond those for which it has been notified will likely occur in the near future. Accordingly, the company expects that the FDA will from time to time, inspect substantially all of the

Notes to Financial Statements	Contingencies

company's domestic and foreign FDA-registered operational facilities.
In November 2017, the FDA inspected the company’s Top End facility in Pinellas Park, Florida and issued its inspectional observations on Form 483. The company intends to submit its responses to the agency in a timely manner.
In September 2017, Alber GmbH, a wholly owned subsidiary of the company, received a warning letter from the FDA. The warning letter requires completion of corrective actions to address the FDA Form 483 observations following an inspection of Alber’s facility in Albstadt, Germany in May 2017. As a consequence of the warning letter, Alber Twion Power Assist devices will not be imported into the United States until all findings are corrected to FDA’s satisfaction. Although the company does not expect this action to have a significant impact on its financial results, it takes FDA’s observations very seriously and is working diligently to address these observations and respond to FDA’s warning letter in a timely manner. The Albstadt facility was previously inspected by the FDA in August 2014.
In October 2014, the FDA inspected the company’s facility in Sanford, Florida and issued its inspectional observations on Form 483, and the company timely filed its response. The Sanford facility is the subject of a warning letter from the FDA issued to the company in December 2010 related to quality systems processes and procedures and the company continues to work on addressing the FDA’s citations.
The results of regulatory claims, proceedings, investigations, or litigation are difficult to predict. An unfavorable resolution or outcome of any FDA warning letters or inspectional observations, or other FDA enforcement related to company facilities, could materially and adversely affect the company's business, financial condition, and results of operations.
The limitations previously imposed by the FDA consent decree negatively affected net sales in the NA/HME segment and, to a certain extent, the Asia/Pacific segment beginning in 2012. The limitations led to delays in new product introductions. Further, uncertainty regarding how long the limitations would be in effect limited the company’s ability to renegotiate and bid on certain customer contracts and otherwise led to a decline in customer orders.
While the FDA did notify the company on July 24, 2017 that it was permitted to resume full operations at the Corporate and Taylor Street facilities, the negative effect of the consent decree on customer orders and net sales in the NA/HME and Asia/Pacific segments has been considerable, and it is uncertain as to whether, or how quickly, the company will be able to rebuild net sales to more typical historical levels, irrespective of market conditions. Accordingly, when compared to the company's 2010 results, the previous limitations in the consent decree had, and likely may continue to have, a material adverse effect on the company's business, financial condition and results of operations.
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
As described above, because the previous limitations on production imposed by the FDA consent decree were not permanent in nature, and partial production was allowed, the company does not anticipate any major repair, replacement or scrapping of its fixed assets at the Taylor Street manufacturing facility. Based on the company's expectations at the time of filing of this Quarterly Report on Form 10-Q with respect to the utilization of raw material and with respect to expected future cash flows from production at the Taylor Street manufacturing facility, the company concluded that there was no impairment in the value of the fixed assets related to the Taylor Street manufacturing facility at September 30, 2017.
The majority of the production from the Taylor Street facility is "made to order" customized wheelchairs for customers and, as a result, there was not a significant amount of finished goods inventory on hand at September 30, 2017, and the inventory is expected to be fully utilized. Accordingly, the company concluded that there was not an impairment of the work in process and finished goods at the Taylor Street facility at September 30, 2017. Further, based on its analysis of the raw material inventory at the Taylor Street facility and the company's receipt of FDA's notification that the company can resume full operations at the affected facilities, the company concluded that the value of the inventory was not excessive nor impaired at September 30, 2017.
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
Any of the above contingencies could have an adverse impact on the company's financial condition or results of operations.
For additional information regarding the consent decree, other regulatory matters, and risks and trends that may impact

Notes to Financial Statements	Contingencies

the company’s financial condition or results of operations, please see the following sections of company's Annual Report on Form 10-K for the year ended December 31, 2016: Item 1. Business - Government Regulation and Item 1A. Risk Factors (as updated by the risk factors included in Item 8.01 and Exhibit 99.2 of the Current Report on Form 8-K filed by the company on June 7, 2017); Item 3. Legal Proceedings; and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook and - Liquidity and Capital Resources.

Notes to Financial Statements	Market Risk and Controls

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the quarter ended September 30, 2017, there were no material changes to market risk information provided in the company's Annual Report on Form 10-K for the year ended December 31, 2016. Please refer to Item 7A - Quantitative and Qualitative Disclosures About Market Risk of company's Annual Report on Form 10-K for the period ending December 31, 2016.

Item 4.    Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures
As of September 30, 2017, an evaluation was performed, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of September 30, 2017, in ensuring that information required to be disclosed by the company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

In December 2012, the company reached agreement with the FDA on the terms of a consent decree of injunction with respect to the company's Corporate facility and its Taylor Street wheelchair manufacturing facility in Elyria, Ohio. A complaint and consent decree were filed in the U.S. District Court for the Northern District of Ohio, and on December 21, 2012, the Court approved the consent decree and it became effective. On July 24, 2017, the company received notice from FDA that the company successfully satisfied FDA’s requirements under the consent decree, that the company is in substantial compliance with the QSR and that the company is permitted to resume full operations at its Corporate and Taylor Street manufacturing facility in Elyria, Ohio. The company is permitted to produce and sell all products made in the Taylor Street facility without the previous restrictions which had been in effect since December 21, 2012, under the consent decree.

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

For additional information regarding the consent decree, please see the "Contingencies" note to the financial statements contained in Item I of this Quarterly Report on Form 10-Q, the risk factors referred to in Item 1A of this Quarterly Report on Form 10-Q, and the following sections of the company's Annual Report on Form 10-K for the period ending December 31, 2016: Item 1. Business - Government Regulation; Item 1A. Risk Factors (as updated by the risk factors included in Item 8.01 and Exhibit 99.2 of the Current Report on Form 8-K filed by the company on June 7, 2017); and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook and - Liquidity and Capital Resources.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of common shares made by the company during the three months ended September 30, 2017.

Period			Total Number of Shares Purchased (1)	Avg. Price Paid Per Share $	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
7/1/2017	-	7/31/2017	—	$—	—	2,453,978
8/1/2017	-	8/31/2017	—	—	—	2,453,978
9/1/2017	-	9/30/2017	—	—	—	2,453,978
Total			—	$—	—	2,453,978
________

(1)
No shares were repurchased between July 1, 2017 and September 30, 2017 or surrendered to the company by employees for minimum tax withholding purposes in conjunction with the vesting of restricted shares awarded to the employees or exercise of non-qualified options under the company's equity compensation plans.

(2)
In 2001, the Board of Directors authorized the company to purchase up to 2,000,000 Common Shares, excluding any shares acquired from employees or directors as a result of the exercise of options or vesting of restricted shares pursuant to the company’s performance plans. The Board of Directors reaffirmed its authorization of this repurchase program on November 5, 2010, and on August 17, 2011 authorized an additional 2,046,500 shares for repurchase under the plan. To date, the company has purchased 1,592,522 shares under this program, with authorization remaining to purchase 2,453,978 shares. The company purchased no shares pursuant to this Board authorized program during the quarter ended September 30, 2017.

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

INVACARE CORPORATION

Date:	November 7, 2017	By:	/s/ Robert K. Gudbranson
Name: Robert K. Gudbranson
Title: Chief Financial Officer
(As Principal Financial and Accounting Officer and on behalf of the registrant)