Form 10-K
period 2017-12-31
INVACARE CORP
filed 2018-03-09
CIK 742112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————————
FORM 10-K
—————————————————————

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Large Accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2017, the aggregate market value of the 31,816,530 Common Shares of the Registrant held by non-affiliates was $419,978,196 and the aggregate market value of the 18,357 Class B Common Shares of the Registrant held by non-affiliates was $242,312. While the Class B Common Shares are not listed for public trading on any exchange or market system, shares of that class are convertible into Common Shares at any time on a share-for-share basis. The market values indicated were calculated based upon the last sale price of the Common Shares as reported by The New York Stock Exchange on June 30, 2017, which was $13.20. For purposes of this information, the 1,031,950 Common Shares and 0 Class B Common Shares which were held by Executive Officers and Directors of the Registrant were deemed to be the Common Shares and Class B Common Shares held by affiliates.
As of March 6, 2018, there were 32,874,804 Common Shares and 6,357 Class B Common Shares outstanding.
Documents Incorporated By Reference
Portions of the Registrant’s definitive Proxy Statement to be filed in connection with its 2018 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.
Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of December 31, 2017.

INVACARE CORPORATION
2017 ANNUAL REPORT ON FORM 10-K CONTENTS

Part I	Item 1. Business

Item 1.        Business.

GENERAL

Invacare Corporation (“Invacare,” “company,” including its subsidiaries, unless otherwise noted) is a leading manufacturer and distributor in its markets for medical products used in non-acute care settings. At its core, the company designs, manufactures and distributes medical products that help people to move, breathe, rest and perform essential hygiene. The company provides medical product solutions for congenital (e.g., cerebral palsy, muscular dystrophy, spina bifida), acquired (e.g., stroke, spinal cord injury, traumatic brain injury, post-acute recovery, pressure ulcers) and degenerative (e.g., ALS, multiple sclerosis, chronic obstructive pulmonary disease (COPD), elderly, bariatric) ailments. The company's products are important parts of care for people with a wide range of challenges, from those who are active and heading to work or school each day and may need additional mobility or respiratory support, to those who are cared for in residential care settings, at home and in rehabilitation centers. The company sells its products principally to home medical equipment providers with retail and e-commerce channels, residential care operators, distributors and government health services in North America, Europe and Asia/Pacific. Invacare’s products are sold through its worldwide distribution network by its sales force, independent manufacturers’ representatives, and distributors.

Invacare is committed to providing medical products that deliver the best clinical value, which promote recovery, independence, active lifestyles and support long-term conditions and palliative care. Yes, You Can.® continues to be the company's global tagline as it is indicative of the "can do" attitude of many of the people who use the company's products and their care providers. In everything it does, the company strives to leave its stakeholders with its brand promise - Making Life's Experiences Possible®.

The company is a corporation organized under the laws of the State of Ohio in 1971. When the company was first established as a stand-alone enterprise in December 1979, it had $19.5 million in net sales and a limited product line of basic wheelchairs and patient aids. Over the course of time, the company made approximately fifty acquisitions and, after some recent divestitures to harmonize its portfolio, Invacare's net sales in 2017 were approximately $1.0 billion. Based upon the company’s distribution channels, breadth of product line and net sales, Invacare is a leading company in many of the following medical product categories: custom power wheelchairs; custom manual wheelchairs; electromotive technology to augment wheelchairs and recreational products; recreational adaptive sports products; non-acute bed systems; patient transfer and bathing equipment; and supplementary respiratory therapy devices.

THE NON-ACUTE DURABLE MEDICAL EQUIPMENT INDUSTRY

The non-acute durable medical equipment market includes a broad range of equipment and services that enable the care and lifestyle needs of individuals with a broad range of conditions. With expected long-term pressure on controlling healthcare spending per capita, the company believes the market for equipment and services that support higher acuity care in lower acuity settings will continue to grow. Healthcare payors and providers continue to optimize therapies for improved outcomes and reduced cost protocols which result in earlier discharge, including recovery and treatment at non-acute settings. Care in these settings may reduce exposure to concomitant issues and be preferred by patients.

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

Macro trends are occurring to the global aging population. While institutional care will likely remain an important part of healthcare systems in the wealthiest economies, the company believes care settings other than traditional hospitals will increasingly provide higher acuity care. With a broad product offering, diversified channels of trade, and infrastructure serving many of the largest healthcare economies, the company believes it is well positioned to benefit from these demographic trends and changes to the provision of healthcare.

North America Market

The United States’ population is growing and aging. As a result, there is a greater prevalence of disability among major populations and a greater need for assistance and care. The U.S. Census Bureau has projected the U.S. population will continue to grow towards to an estimated 400 million by 2050. Along the way, the bolus of Baby Boomers will continue to raise the average age of the population. By 2030, the government estimates the percent of the U.S. population over the age of 65 will rise to be more than 20% of all residents, a 50% increase compared to 13% of the population in 2010.

Part I	Item 1. Business

In the United States, healthcare provision is supported by reimbursement from the federal Centers for Medicare and Medicaid Services (“CMS”), the Veterans Administration, state agencies, private payors and healthcare recipients themselves. In total, CMS estimates U.S. national healthcare expenditures to grow by more than 5% annually between 2017 and 2026. At this rate, healthcare spending would exceed GDP growth by 1%, which will sustain pressure to deploy care in ways that deliver the best outcomes for lower cost.

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

Europe, Middle East and Africa Markets

While the healthcare equipment market in each country in Europe has distinct characteristics, many of the factors driving demand and affecting reimbursement are consistent with those in North America: population aging; more patients with chronic illnesses; preference to increasingly deliver healthcare outside hospitals; and the use of technology to increase productivity and reduce ancillary costs. Each country has variations in product specifications and service requirements, regulations, distribution needs and reimbursement policies. These differences, as well as differences in the competitive landscape, require the company to tailor its approach to each local market. The company's core strategy is to address these markets with global product platforms that are localized with country-specific adjustments as necessary. This is especially the case for power wheelchairs, manual wheelchairs, and respiratory products. Customers in all European markets typically make product selections based upon quality, features, alignment with local reimbursement requirements, ability to reduce total cost of care, and customer service.

The company serves various markets in the Middle East and Africa. It approaches these markets with the global portfolio of products developed and manufactured elsewhere. Sales in these territories are made somewhat opportunistically to balance the changes in level of demand and specific products required. Often, sales are to fulfill episodic tenders and do not often represent consistent sustained trade. Sales reported in the European segment result from business conducted principally in Western European markets.

Asia/Pacific Market

The company's Asia/Pacific segment is comprised of revenues from products sold into Australia, New Zealand, China, Japan, Korea, India and Southeast Asia. Invacare's Asia/Pacific businesses sell through six distribution channels. Mobility and seating products are sold via a dealer network with almost all sales directly government-funded. Homecare products are sold via a dealer network that sells products to the consumer market. Long-term care products are sold via a dealer network and directly to care facilities. The company operates a rental business in New Zealand supporting the three largest providers in New Zealand’s North Island. Sales to other parts of Asia are sold via distributors and agents based in China, Japan, Korea, India and Southeast Asia.

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

PRODUCT CATEGORIES

The company manufactures and distributes products in three key product categories:

Mobility and Seating

•
Power Wheelchairs. Invacare designs, manufactures and distributes complex power wheelchairs for individuals who require powered mobility. The range includes products that can be highly customized to meet an individual end-user's needs, as well as products that are inherently versatile and meet a broad range of requirements. Center-wheel drive power wheelchair lines are marketed under the Invacare® TDX® (Total Driving eXperience) brand name as well as the ROVI® X3 power base offered through the Motion Concepts subsidiary. The TDX line of power wheelchairs offers a combination of power, stability and maneuverability,

Part I	Item 1. Business

including the Invacare® SureStep® suspension with Stability Lock and available G-Trac™ Technology. Seating systems offer elevate, power tilt and recline features. The company also offers rear-wheel drive power wheelchair technology through the Invacare® Storm Series®. The company has several subsidiaries that specialize in complementary technology to enhance the utility of wheelchairs for unique and complex physiological needs. For example, the company's Adaptive Switch Labs (ASL) subsidiary has developed alternative electronic control systems and human/machine input devices that enable wheelchair and environmental control via alternative interfaces to joysticks, such as sip/puff, eye-gaze, or head position inputs. The Motion Concepts subsidiary designs and produces custom powered seating and power positioning systems. Alber sells innovative power add-on devices that enable manual wheelchair users to have optional electric power to augment manual propulsion and enable caretakers to more easily maneuver manual wheelchairs. In addition, Dynamic Controls (DCL) makes sophisticated electronic control systems for power wheelchairs that enable users to operate the device and permit wireless programming, remote diagnostics, and touchscreen controls. The company continues to be a leader in this market with unique intellectual property in wheelchair suspension, alternative controls, and electronics.

•
Custom Manual Wheelchairs. Invacare designs, manufactures and markets a range of custom manual wheelchairs and recreational products for independent everyday use, outdoor recreation, casual and competitive sports, such as basketball, racing and tennis. These products are marketed under the Invacare® and Invacare® Top End® brand names. The company also has a premiere line of lightweight aesthetically stylish custom manual wheelchairs under the Küschall® brand. These custom manual wheelchairs provide a wide range of mobility solutions for everyday activities. The company’s competitive advantages include a wide range of features and functionality and the ability to build purposeful custom wheelchairs, as well as wheelchairs that collapse to fit into very small spaces for ease of transportability.

•
Seating and Positioning Products. At the core of care for seated end-users is the need for proper seating and positioning. Invacare designs, manufactures and markets some of the industry’s best custom seating and positioning systems, custom molded and modular seat cushions, back supports and accessories to enable care givers to optimize the posture of their clients in mobility products. The Invacare® Seating and Positioning series provides seating solutions for less complex needs. The Invacare® Matrx® Series offers versatile modular seating components with unique proprietary designs and materials that optimize pressure management and help ensure long-term proper posture. The company's PinDot® series provides custom molded seat modules that can accommodate the most unique anatomic needs and can be adapted to fit with a wide range of mobility products. This high-level of customization and ability to rapidly produce custom products is highly specialized in the market, and is valued by therapists who need timely solutions for their clients’ most complex clinical needs.

Lifestyle Products

•
Pressure Relieving Sleep Surfaces.  Invacare manufactures and distributes a complete line of therapeutic pressure relieving overlays and mattress systems. The Invacare® Softform and microAIR® brand names feature a broad range of pressure relieving foam mattresses or powered mattresses with alternating pressure, low-air-loss, or rotational mattresses, which redistribute weight and assist with moisture management. These mattresses are designed to provide comfort, support and relief to those patients who are immobile or have limited mobility; who may have fragile skin or be susceptible to skin breakdown; and who spend long periods in bed.

•
Safe Resident Handling. Invacare manufactures and distributes products needed to assist in transferring individuals from surface to surface (e.g., bed to chair). Designed for use in the home or in institutional settings, these products include ceiling and floor lifts, sit-to-stand devices and a comprehensive line of slings.

•
Beds. Invacare manufactures and distributes a wide variety of Invacare branded manual, semi-electric and fully-electric beds for both residential care and home use for a range of patient sizes. The company's offering includes bed accessories, such as bedside rails, overbed tables and trapeze bars. The company’s bed systems introduced the split-spring bed design, which is easier for home medical equipment providers to deliver, assemble and clean. Invacare’s beds also feature patented universal bed-ends, where the headboard and footboard may be used interchangeably. This enables customers to more efficiently deploy their inventory.

•
Manual Wheelchairs. Invacare designs, manufac-tures and distributes a complete line of manual wheelchairs. The company's manual wheelchairs are sold for use in the home and in institutional settings. Consumers include people who are chronically or temporarily disabled and require basic mobility with little or no frame modification and may propel themselves or be moved by a caregiver. The company’s manual wheelchairs are marketed under the Invacare® brand name. Examples include the 9000 and Tracer® wheelchair product lines.

Part I	Item 1. Business

•
Personal Care. Invacare distributes a full line of personal care products, including ambulatory aids such as rollators, walkers, and wheeled walkers. Also available are bathing safety aids, such as tub transfer benches and shower chairs, as well as patient care products, such as commodes and other toileting aids. In some markets where payors value durable long-lasting devices, especially outside of the U.S., personal care products continue to be an important part of the Lifestyles business. In certain markets, and in the U.S. in particular, this product area is being focused on residential care.

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

•
Stationary Oxygen Concentrators. Invacare oxygen concentrators are manufactured under the Platinum® and Perfecto2™ brand names and are available in five-, nine-, and ten-liter models. All Invacare stationary concentrators are designed to provide patients with durable equipment that reliably concentrate oxygen at home or in a healthcare setting. Stationary oxygen concentrators are typically used by people needing nocturnal oxygen, or those who have advanced-stage lung diseases and whose lifestyles keep them largely at home.

•
Portable Oxygen Concentrators. The fastest growing modality of providing supplementary oxygen is the battery-powered portable category. Invacare’s recently launched Platinum® Mobile Oxygen Concentrator has among the most competitive features in the four- and five-liter equivalent category, including the addition in 2017 of the industry's first wireless informatics platform in the five-pound category to support the needs of providers and end-users.

•	Oxygen Refilling Devices. The Invacare® HomeFill® Oxygen System is an alternative source of ambulatory oxygen that allows patients to fill their own convenient small portable oxygen cylinders from a stationary oxygen concentrator at home. This enables users to have high flow stationary oxygen while at home and an easy form of mobile oxygen while away. As a result, medical equipment providers can significantly reduce time-consuming and costly service calls associated with cylinder and/or liquid oxygen deliveries while at the same time enhancing the lifestyle of the patient.

GEOGRAPHIC SEGMENTS

Europe

The company’s Europe segment operates as an integrated unit across the European, Middle Eastern and African markets with sales and operations throughout Europe. The Europe segment is coordinated with other global business units for new product development, supply chain resources and additional corporate resources. This segment primarily includes: mobility and seating; lifestyle; and respiratory therapy product lines. The company manufactures power wheelchair products, wheelchair power add-ons and hygiene products in different facilities in Germany. During 2017, manual wheelchair products were manufactured in Switzerland, Sweden and France with recently announced plans to consolidate these operations in France. The company manufactures beds in Portugal and Sweden for various markets. Invacare manufactures therapeutic support surfaces, and seating and positioning products in the U.K. Respiratory products, such as oxygen concentrators and Invacare® HomeFill® systems, are imported from company facilities in the U.S. In total, the Europe segment comprised 55.4%, 51.1% and 46.9% of the net sales from continuing operations in 2017, 2016 and 2015, respectively.

North America

North America includes the following segments combined for the United States and Canada:

•
North America/Home Medical Equipment (NA/HME) - This segment primarily includes: mobility and seating, lifestyle and respiratory therapy product lines. Products are sold through rehabilitation providers, home healthcare providers, and government provider agencies, such as the Veterans Administration. This segment previously included Garden City Medical Inc. ("GCM"), which was sold on September 30, 2016. The NA/HME segment represented 33.2%, 38.5% and 41.6% of the net sales from continuing operations in 2017, 2016 and 2015, respectively.

•
Institutional Products Group (IPG) - This segment sells healthcare furnishings including long-term care beds, case goods, safe patient handling equipment, and other equipment and accessories for long-term care customers. This segment also provides interior design

Part I	Item 1. Business

services for nursing homes and assisted living facilities undertaking renovation projects and new construction. The IPG segment comprised 6.2%, 6.1% and 7.6% of net sales from continuing operations in 2017, 2016 and 2015, respectively.

Asia/Pacific

The company’s Asia/Pacific segment combines two businesses - a sales and services business supporting customers principally in Australia and New Zealand and, to a lesser extent, other pan-Asian markets. The Asia/Pacific segment also includes Dynamic Controls Limited (DCL), the company's business that designs and manufactures control systems for Invacare respiratory and powered mobility products and supplies components for other third-party devices. The Asia/Pacific segment represented 5.2%, 4.3% and 3.9% of the net sales from consolidated continuing operations in 2017, 2016 and 2015, respectively.

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

WARRANTY

Generally, the company’s products are covered by warranties against defects in material and workmanship from the date of sale to the customer for various periods depending on the product. Certain components, principally wheelchair and bed frames, carry a lifetime warranty.

COMPETITION

The durable medical equipment markets are highly competitive, and Invacare products face significant competition from other well-established manufacturers and distributors. Each country has a set of unique conditions including healthcare coverage, forms and levels of reimbursement, presence of payor and provider structures and various competitors. Many factors may play a role in the selection of products and success of the company including specific features, aesthetics, quality, availability, service levels and price. Various competitors, from time to time, have instituted price-cutting programs in an effort to gain market share and may do so again in the future. In addition, as reimbursement pressures may persist in major markets, like the U.S. These pressures have and may again significantly alter market dynamics. Increasingly, customers have access to manufacturers in low cost locations and are able to source certain products directly in lieu of purchasing from Invacare or its traditional competitors, principally for less complex products where price is the prime selection criterion.

The company believes that successfully increasing market share is dependent on providing value to the customer based on clinical benefits, quality, performance, durability of the company’s products and services. Customers also value the technical and clinical expertise of the company’s sales force, the effectiveness of the company's distribution system, the strength of its dealer and distributor network, the availability of prompt and reliable service for its products, and the ease of doing business with the company. The company's focus on quality is paramount. By embracing quality in all aspects of the company’s activities, the company believes that its products will be better aligned to customer needs, more quickly brought to market and ultimately will result in a better customer experience and economic return. The company expects its focus on quality excellence to be a competitive advantage.

SALES, MARKETING AND DISTRIBUTION

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

In 2017, the NA/HME salesforce was primarily organized into two groups of specialized sales professionals focused on complex rehabilitation and post-acute care. Each team is focused on clinically complex products and solutions to support customer needs.

Part I	Item 1. Business

The IPG post-acute sales organization consists of company sales representatives and independent representative agencies supported by a marketing group that generates awareness and demand at skilled nursing facilities for Invacare products and services. IPG also provides interior design services and products for nursing homes and assisted living facilities undertaking renovation projects and new construction.

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

The company raises consumer awareness of its products through its sponsorship of a variety of wheelchair sporting events and support of various philanthropic causes benefiting the consumers of the company’s products. In 2017, the company sponsored Miss Wheelchair USA, a program promoting self-confidence, community service and celebrating the achievements of women with disabilities. Sponsorship of several individual wheelchair athletes and teams continued in 2017, including top-ranked male and female racers and handcyclists and wheelchair basketball teams. In addition, the company continued to support disabled veterans with its 37th year of continuous sponsorship of the National Veterans Wheelchair Games, the largest annual wheelchair sporting event in the world. The company also sponsored Invictus Games, a global sporting event, to inspire recovery in veterans from all over the world. These sporting events bring a competitive and recreational sports experience to military veterans who use various assistive technology devices for their mobility needs due to spinal cord injury, neurological conditions or amputation.
The company's products are distributed through a network of facilities and directly from some manufacturing sites to optimize cost, inventory and delivery performance.
Europe
The company’s European operations primarily conduct manufacturing, marketing and distribution functions in Western Europe and coordinate export sales activities through local distributors for markets in the Middle East and Africa. The company uses an employee sales force and independent distributors. In markets where the company has its own sales force, product sales are made to medical equipment dealers and directly to government agencies. Marketing functions are staffed by central and regional teams to optimize coverage and content. The company operates distribution centers in various locations to optimize cost and delivery performance.

Asia/Pacific

The company's Asia/Pacific segment comprises revenue from two businesses. Invacare Asia/Pacific sells and rents durable medical equipment, principally in Australia and New Zealand. It uses an employee sales force and service representative to support this revenue. The other business, DCL, uses a global employee sales force to sell electronic controls systems and components to related parties in Invacare and to independent customers. Products are distributed throughout Asia from global sources via a network of distribution nodes designed to optimize cost, inventory and delivery performance.

Marketing in direct markets in Asia/Pacific are managed regionally. Sponsorship efforts are focused around programs designed to introduce people with disabilities to sports as a pathway to inclusion. In 2017, Invacare Australia sponsored the Summer Down Under Series, which culminated in the Oz Day 10K classic wheelchair race on Australia Day. In 2017, Invacare New Zealand sponsored the Halberg Junior Disability Games and worked with local organizations to improve access for people with disabilities. Invacare supports a number of sporting organizations in the region, including Invictus New Zealand.

PRODUCT LIABILITY COSTS

The company is self-insured in North America for product liability exposures through its captive insurance company, Invatection Insurance Company, which currently has a policy year that runs from September 1 to August 31 and insures annual policy losses up to $10,000,000 per occurrence and $13,000,000 in the aggregate. The company also has additional layers of external insurance coverage, related to all lines of insurance coverage, insuring up to $75,000,000 in aggregate losses per policy year arising from individual claims anywhere in the world that exceed the captive insurance company policy limits or the limits of the company’s per-country foreign liability limits, as applicable. There can be no assurance that Invacare’s current insurance levels will continue to be adequate or available at affordable rates.

Product liability reserves are recorded for individual claims based upon historical experience, industry expertise and other indicators. Additional reserves, in excess of the specific individual case reserves, are provided for incurred unreported claims based upon actuarial valuations at the time such valuations are conducted. Historical claims experience and other assumptions are taken into consideration by the company in estimating the ultimate reserves. For example, the actuarial analysis assumes that historical loss experience is an indicator of future experience, that the distribution of exposures by geographic area and nature of operations for ongoing operations is expected to be very similar to historical operations with no dramatic changes and that the government

Part I	Item 1. Business

indices used to trend losses and exposures are appropriate. Estimates made are adjusted on a regular basis and can be impacted by actual loss awards and claim settlements. While actuarial analysis is used to help determine adequate reserves, the company is responsible for determining and recording adequate reserves in accordance with accepted loss reserving standards and practices.

PRODUCT DEVELOPMENT AND ENGINEERING
The company’s strategy includes developing a cadence of meaningful new products in key markets and product areas. As the results of work among the company’s development groups in N. America, Europe and Asia, Invacare launched a series of new innovations in 2017, including the following:

•
The Invacare® TDX® SP2 Power Wheelchair with LiNX® Technology and Ultra Low Maxx Seating. The TDX SP2 power wheelchair builds on several of Invacare’s core patented technologies, including SureStep® suspension, Stability Lock and G-Trac™ tracking technology, which ensure smooth driving and maneuverability. LiNX is revolutionary technology that allows high-end complex rehabilitation needs to be met with exceptional functionality and ease of use. The LiNX electronics system includes a touch screen display, wireless programming and remote monitoring for better clinical evaluations, easy, intuitive programming and great connected functionality for providers.

•
The company expanded its healthcare informatics offering via the launch of the enhanced Invacare® Platinum® Mobile Oxygen Concentrator with Connectivity. This product brings new technology to respiratory end-users and home medical equipment providers that helps build patient confidence, offers a lightweight portable oxygen solution, and allows the end-user and provider to share product data easily for improved usability.

•
Invacare Europe launched the new Orion and Comet Scooters. Built from high-quality robust materials, the new scooters offer maximum durability, strength and reliability. Featuring ten new interchangeable shroud colors and an extensive range of accessories, these scooters are adaptable to individual needs.

•
The küschall K-Series attract, küschall Champion, and küschall Advance active manual wheelchairs were launched in the United States in February 2017. Featuring a minimalist aesthetic philosophy, küschall products are designed to be lighter and sleeker with fewer parts so that people see the individual in the chair, not the chair itself.

MANUFACTURING AND SUPPLIERS

The company’s objective is to efficiently deploy resources in its supply network to achieve the best quality, service performance and lowest total cost. The company targets to achieve this result with a combination of inputs from Invacare facilities, contract manufacturers and key suppliers.

The company continues to emphasize quality excellence and efficiency across its manufacturing and distribution operations. The company is expanding its culture of deploying current Good Manufacturing Practices (“cGMP”) and Lean Manufacturing principles to eliminate waste throughout the network and will continue to pursue improvements. At its core, the company’s operations produce and distribute both custom-configured products for specialized clinical situations and standard products.

The company procures raw materials, components and finished goods from a global network of internal and external sources. The company utilizes regional sourcing offices to identify, develop and manage its external supply base. Where appropriate, Invacare utilizes suppliers across multiple regions to ensure flexibility, continuity and responsiveness. The company’s network of engineering design centers, product management groups and sources of supply are used to optimize cost and satisfy customer demand.
North America
The company operates several vertically integrated factories in North America, each with specific capabilities: custom powered wheelchairs and seating products (Elyria, OH); manual and passive manual wheelchairs and patient aids (Reynosa, MX); beds, institutional case goods and respiratory therapy products (Sanford, FL); manual recreational and wheelchair products (Pinellas Park, FL), passive manual and pediatric wheelchairs (Simi Valley, CA); and seating and positioning systems (Toronto, ONT). Products made in North American operations are sold in North America and are shipped as finished goods and as subcomponents to internal and external customers globally. The company is rationalizing its North American distribution network to optimize delivery performance, inventory and cost.
Europe
The company has eight manufacturing and assembly facilities in Europe with capabilities to manufacture patient aids, wheelchairs, powered mobility accessories, bath safety products, beds, therapeutic support surfaces, and patient transport products. The Europe segment uses these internal sources and some external sources of finished goods and components to create the portfolio of products it distributes. Products distributed in Europe are used by internal and external customers worldwide.

Part I	Item 1. Business

Asia/Pacific

Invacare Asia/Pacific manufactures control systems and components used primarily in mobility and respiratory devices that serve global markets through the company’s wholly-owned factory in Suzhou, Jiangsu Province, China. The company operates distribution nodes in several countries to supply customer needs while optimizing cost, inventory and service levels.

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

In many markets, healthcare costs have been consistently increasing in excess of the rate of inflation and as a percentage of GDP. Efforts to control payor's budgets have impacted reimbursement levels for healthcare programs. Private insurance companies often mimic changes in government programs. Reimbursement guidelines in the home healthcare industry have a substantial impact on the nature and type of equipment consumers can obtain and thus, affect the product mix, pricing and payment patterns of the company’s customers who are typically the medical equipment providers to end-users.

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
FDA
The United States Food and Drug Administration (“FDA”) regulates the manufacture, distribution and marketing of medical devices. Under such regulation, medical devices are classified as Class I, Class II or Class III devices, depending on the level of risk posed to patients, with Class III designating the highest-risk devices. The company’s principal products are designated as Class I or Class II. In general, Class I devices must comply with general controls, including, but not limited to, requirements related to establishment registration and device listing, labeling, medical device reporting, and the Quality System Regulation (QSR). In addition to general controls, certain Class II devices must comply with design controls, premarket notification, and applicable special controls. Domestic and foreign manufacturers of medical devices sold in the U.S. are subject to being inspected by FDA. In addition, some foreign governments have adopted regulations relating to the design, manufacture and marketing of health care products.
Other Medical Device Regulators
Outside the U.S., it is customary for foreign governments to have a ministry of health or similar body that regulates and enforces regulations relating to the design, manufacture, distribution and marketing of medical devices. In some cases, there are common standards for design and testing. In some cases, there are country-specific requirements. These regulations are not always harmonized with those from other jurisdictions and in some cases, the consequence in costs, time to enter a market or support a product may be significant.
2012 Consent Decree, Taylor Street and Corporate Facilities
In December 2012, the company became subject to a consent decree of injunction filed by FDA with respect to the company's Corporate facility and its Taylor Street manufacturing facility in Elyria, Ohio, which was an exhibit to the company's Form 8-K filed on December 20, 2012. The consent decree initially limited the company's (i) manufacture and distribution of power and manual wheelchairs, wheelchair components and wheelchair sub-assemblies at or from its Taylor Street manufacturing facility, except in verified cases of medical necessity, (ii) design activities related to wheelchairs and power beds that take place at the impacted Elyria facilities and (iii) replacement, service and repair of products already in use from the Taylor Street manufacturing facility. Under the terms of the consent decree, in order to resume full operations, the company had to successfully complete independent, third-party expert certification audits at the impacted Elyria facilities, comprised of three distinct certification reports separately submitted to, and accepted by, FDA; submit its own report to the FDA; and successfully complete a reinspection by FDA of the company’s Corporate and Taylor Street facilities.

On July 24, 2017, following its reinspection of the Corporate and Taylor Street facilities, FDA notified the company that it was in substantial compliance with the QSR and, at that time, the company was permitted to resume full operations at those facilities including the resumption of unrestricted sales of products made in those facilities.

The consent decree will continue in effect for a minimum of five years from July 24, 2017, during which time the company’s Corporate and Taylor Street facilities must

Part I	Item 1. Business

complete to two semi-annual and then four annual audits performed by a company-retained expert firm. The expert audit firm will determine whether the facilities remain in continuous compliance with the Federal Food, Drug and Cosmetic Act (FDA Act), regulations and the terms of the consent decree. The FDA has the authority to inspect these facilities and any other FDA registered facility, at any time. As of the date of the filing of this Form 10-K, the first expert audit of the Corporate and Taylor Street facilities has been completed and the result submitted to FDA.

Under the consent decree, FDA has the authority to order the company to take a wide variety of actions if FDA finds that the company is not in compliance with the consent decree, FDA Act or FDA regulations, including requiring the company to cease all operations relating to Taylor Street products. FDA also can order the company to undertake a partial cessation of operations or a recall, issue a safety alert, public health advisory, or press release, or to take any other corrective action FDA deems necessary with respect to Taylor Street products.

FDA also has authority under the consent decree to assess liquidated damages of $15,000 per violation per day for any violations of the consent decree, FDA regulations or the FDA Act. FDA also may assess liquidated damages for shipments of adulterated or misbranded devices in the amount of twice the sale price of any such adulterated or misbranded device. The liquidated damages are capped at $7,000,000 for each calendar year. The liquidated damages are in addition to any other remedies otherwise available to FDA, including civil money penalties.

For additional information regarding the consent decree, please see the following sections of this Annual Report on Form 10-K: Item 1. Business - Government Regulation; Item 1A. Risk Factors; and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook and - Liquidity and Capital Resources.
Other FDA Matters
As required, the company’s facilities which produce products for sale in the U.S. are registered with FDA. Those facilities are subject to inspections by FDA at any time. Recent inspections of company facilities by or on behalf of FDA are summarized in the following paragraphs.

In June 2017, FDA inspected the company's Corporate and Taylor Street facilities in connection with the consent decree, as described above, and issued an inspectional observation on Form 483. The company submitted its response to the agency in a timely manner. On July 24, 2017, the FDA notified the company that it was in substantial compliance with the QSR and that it was permitted to resume full operations at those facilities.

In September 2017, Alber GmbH, a wholly owned subsidiary of the company, received a warning letter from the FDA. The warning letter required completion of corrective actions to address FDA Form 483 observations issued following an inspection of Alber’s facility in Albstadt, Germany in May 2017. As a consequence of the warning letter, all Alber devices could not be imported into the United States until all findings were corrected to FDA’s satisfaction. On January 3, 2018, FDA notified the company that Alber’s responses to the warning letter were adequate, and that FDA had, as of that date, removed the import suspension. FDA is expected to conduct a follow-up inspection of Alber’s facility in Q2 2018 and the warning letter cannot be fully resolved until successful completion of the inspection. The company cannot predict the outcome of this inspection.

In October 2017, FDA inspected the Corporate and Taylor Street facilities to investigate an anonymous complaint concerning one of the company’s Verification of Medical Necessity documents under the consent decree. There were no Form 483 observations issued by FDA at the conclusion of the inspection.

In November 2017, FDA inspected the company’s facility in Pinellas Park, Florida and issued its observations on Form 483, one of which was annotated as corrected and verified at the conclusion of the inspection. The company has submitted its response to the agency in a timely manner.

In November 2017, the FDA inspected the company’s facility in Sanford, Florida and issued its observations on Form 483, and the company submitted its response to the agency in a timely manner. The Sanford facility is the subject of a warning letter from the FDA issued in December 2010 related to quality systems processes and procedures and the company continues to work on addressing the FDA’s citations.

In November 2017, the FDA inspected the company’s facility in Porta Westfalica, Germany, and there were no inspectional observations issued at the end of the inspection.

In December 2017, the California Department of Public Health, on behalf of FDA, inspected the company’s facility in Simi Valley, California and there were no inspectional observations issued at the end of the inspection.

The company will continue working to resolve outstanding matters with FDA including issues raised in inspectional observations. It is expected that all facilities will continue to be inspected by FDA or other agencies. The frequency, duration, scope, findings and consequences of these inspections cannot be predicted.

From time to time, the company may undertake voluntary recalls or field corrective actions of the company’s products to correct product issues that may arise. These

Part I	Item 1. Business

actions are necessary to ensure the company's products adhere to high standards of quality, safety and effectiveness. The company continues to operate these programs to ensure compliance with applicable regulations and keeps abreast of proposed regulations and various technical standards, particularly those which could have a material adverse effect on the company.
National Competitive Bidding
In the United States, CMS is a significant payor and governs healthcare reimbursement for Medicare and Medicaid services. On January 1, 2011, CMS began its National Competitive Bidding ("NCB") program in nine metropolitan statistical areas across the country ("Round 1") to reduce healthcare spending. On July 1, 2013, CMS expanded the program to an additional 91 metropolitan statistical areas ("Round 2"). These bid programs have resulted in new, lower Medicare payment rates in these 100 areas. In January 2016, CMS began the deployment of NCB rates to the remainder of the Medicare population that had not yet been impacted by the program. These were primarily less densely populated, rural areas. In 2016, CMS divided the United States into eight regions and applied the average reimbursement reduction per NCB product category in each region from Round 1 and Round 2 to the rural providers in those eight regions. The company’s exposure to effects of NCB rate reductions and any similar reductions from private payors or state agencies can increase the company's credit risk associated with customers whose revenue, based on reimbursement, may be significantly reduced. As reimbursement rates are reduced, the company’s customers may experience pressure on profitability and liquidity. The company therefore remains judicious in its extension of credit to its customers and is vigilant about collections efforts.

In addition, the consequence of reduced reimbursement has and may continue to compel customers to consider alternative sources of supply, which may be available at lower purchase prices, thereby reducing sales of the company or the price at which customers will transact for certain products.

Although reductions in CMS payments are disruptive to the homecare industry, the company believes it can grow and thrive in this environment. The company intends to continue productivity initiatives to lower the costs to serve customers, thereby enabling the company to profitably meet lower customer price targets. The company also produces certain solutions, which can provide lower total cost of business for its customers. As an example, the company’s respiratory therapy products can help offset reimbursement reductions by eliminating the need for routine home exchange services of pre-filled oxygen cylinders with end-users. Delivery costs can be a substantial element of cost for its customers. The company's HomeFill oxygen system, Platinum Mobile oxygen concentrator, as well as the company’s oxygen concentrators, can provide effective convenient therapy for consumers and cost-effective equipment solutions for providers by eliminating customer's costs associated with home cylinder exchange. Similarly, the informatics capabilities the company launched for power wheelchairs and respiratory devices in 2017 enable customers to more cost effectively provide service and support their end-user customers. The company intends to continue developing solutions that help providers improve profitability and reduce the overall cost of care for payors.

BACKLOG

The company generally manufactures its products to meet near-term demands by shipping from stock or by building to order based on the specialized nature of certain products. Therefore, the company does not have substantial backlog of orders of any particular product nor does it believe that backlog is a significant factor for its business.

EMPLOYEES

As of December 31, 2017, the company had approximately 4,200 employees.

FOREIGN OPERATIONS AND EXPORT SALES

The company also markets its products for export to other foreign countries. In 2017, the company's products were sold in over 100 countries. For information relating to net sales, operating income and identifiable assets of the company’s foreign operations, see Business Segments in the Notes to the Consolidated Financial Statements.

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

Additionally, Invacare’s filings with the SEC are available on or through the company’s website, www.invacare.com, as soon as reasonably practicable after they are filed electronically with, or furnished to, the SEC. Copies of the company’s filings also can be requested, free of charge, by writing to: Shareholder Relations Department, Invacare Corporation, One Invacare Way, Elyria, OH 44035. The contents of the company's website are not part of this Annual Report on Form 10-K.

Part I	Item 1. Business

FORWARD-LOOKING INFORMATION

This Form 10-K contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “could,” “plan,” “intend,” “expect,” “continue,” “believe” and “anticipate,” as well as similar comments, denote forward-looking statements that are subject to inherent uncertainties that are difficult to predict. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties, which include, but are not limited to, the following: adverse effects of the company’s consent decree of injunction with the U.S. Food and Drug Administration (FDA), including but not limited to, compliance costs, inability to bid on or win certain contracts, inability to rebuild negatively impacted customer relationships, unabsorbed capacity utilization, including fixed costs and overhead; any circumstances or developments that might adversely impact the third-party expert auditor’s required audits of the company’s quality systems at the facilities impacted by the consent decree, including any possible failure to comply with the consent decree or FDA regulations; regulatory proceedings or the company's failure to comply with regulatory requirements or receive regulatory clearance or approval for the company's products or operations in the United States or abroad; adverse effects of regulatory or governmental inspections of company facilities at any time and governmental warning letters or enforcement actions; circumstances or developments that may make the company unable to implement or realize the anticipated benefits, or that may increase the costs, of its current business initiatives; possible adverse effects on the company's liquidity that may result from delays in the implementation or realization of benefits of its current business initiatives, or from any requirement to settle conversions of its outstanding convertible notes in cash; product liability or warranty claims; product recalls, including more extensive warranty or recall experience than expected; possible adverse effects of being leveraged, including interest rate or event of default risks; exchange rate fluctuations, particularly in light of the relative importance of the company's foreign operations to its overall financial performance and including the existing and potential impacts from the Brexit referendum; potential impacts of the United States administration’s policies, and any legislation or regulations that may result from those policies, and of new United States tax laws, rules, regulations or policies; legal actions, including adverse judgments or settlements of litigation or claims in excess of available insurance limits; adverse changes in government and other third-party payor reimbursement levels and practices both in the U.S. and in other countries (such as, for example, more extensive pre-payment reviews and post-payment audits by payors, or the continuing impact of the Medicare National Competitive U.S. Bidding program); ineffective cost reduction and restructuring efforts or inability to realize anticipated cost savings or achieve desired efficiencies from such efforts; delays, disruptions or excessive costs incurred in facility closures or consolidations; tax rate fluctuations; additional tax expense or additional tax exposures, which could affect the company's future profitability and cash flow; inability to design, manufacture, distribute and achieve market acceptance of new products with greater functionality or new product platforms that deliver the anticipated benefits; consolidation of health care providers; lower cost imports; uncollectible accounts receivable; difficulties in implementing/upgrading Enterprise Resource Planning systems; risk of cybersecurity attack, data breach or data loss and/or delays in or inability to recover or restore data and IT systems; risks inherent in managing and operating businesses in many different foreign jurisdictions; decreased availability or increased costs of materials which could increase the company's costs of producing or acquiring the company's products, including possible increases in commodity costs or freight costs; heightened vulnerability to a hostile takeover attempt or other shareholder activism; provisions of Ohio law or in the company's debt agreements, charter documents or other agreements that may prevent or delay a change in control, as well as the risks described from time to time in the company's reports as filed with the Securities and Exchange Commission. Except to the extent required by law, the company does not undertake and specifically declines any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

Part I	Item 1A. Risk Factors

Item 1A.    Risk Factors.

The company’s business, operations and financial condition are subject to various risks and uncertainties. One should carefully consider the risks and uncertainties described below, together with all the other information in this Annual Report on Form 10-K and in the company’s other filings with the SEC, before making any investment decision with respect to the company’s securities. The risks and uncertainties described below may not be the only ones the company faces. Additional risks and uncertainties not presently known by the company or that the company currently deems immaterial may also affect the company’s business. If any of these known or unknown risks or uncertainties occur, develop or worsen, the company’s business, financial condition, results of operations and future growth prospects could change substantially.

The company is subject to a consent decree of injunction ("consent decree") with the U.S. Food and Drug Administration (“FDA”), the effects of which have been, and continue to be, costly to the company and could result in continued adverse consequences to the company's business.

In December 2012, the company became subject to a consent decree of injunction filed by FDA with respect to the company's Corporate facility and its Taylor Street manufacturing facility in Elyria, Ohio. The consent decree initially limited the company's (i) manufacture and distribution of power and manual wheelchairs, wheelchair components and wheelchair sub-assemblies at or from its Taylor Street manufacturing facility, except in verified cases of medical necessity, (ii) design activities related to wheelchairs and power beds that take place at the impacted Elyria facilities and (iii) replacement, service and repair of products already in use from the Taylor Street manufacturing facility. Under the terms of the consent decree, in order to resume full operations, the company had to successfully complete independent, third-party expert certification audits at the impacted Elyria facilities, comprised of three distinct certification reports separately submitted to, and accepted by, FDA; submit its own report to the FDA; and successfully complete a reinspection by FDA of the company’s Corporate and Taylor Street facilities.

On July 24, 2017, following its reinspection, FDA notified the company that it was in substantial compliance with the QSR and, at that time, the company was permitted to resume full operations at those facilities including the resumption of unrestricted sales of products made in those facilities.

The consent decree will continue in effect for a minimum of five years from July 24, 2017, during which time the company's Corporate and Taylor Street facilities must complete two semi-annual and then four annual audits performed by a company retained expert firm. The expert audit firm will determine whether the facilities remain in continuous compliance with the FDA Act, regulations and the terms of the consent decree. The FDA has the authority to inspect these facilities and any other FDA registered facility, at any time. The FDA also has the authority to order the company to take a wide variety of remedial actions if the FDA finds that the company is not in compliance with the consent decree or FDA regulations. The FDA also has authority under the consent decree to assess liquidated damages for any violations of the consent decree, FDA regulations or the FDA Act. Any such failure by the company to comply with the consent decree or FDA regulations, or any need to complete significant remediation as a result of any such audits or inspections, or actions taken by the FDA as a result of any such failure to comply, could have a material adverse effect on the company’s business, financial condition, liquidity or results of operations.

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

Although the company has been permitted to resume full operations at the Corporate and Taylor Street facilities, the negative effect of the consent decree on customer orders and net sales in the NA/HME and Asia/Pacific segments has been considerable, and it is uncertain as to whether, or how quickly, the company will be able to rebuild net sales to more typical historical levels, irrespective of market conditions. Accordingly, when compared to the company's 2010 results, the previous limitations in the consent decree had, and likely may continue to have, a material adverse effect on the company's business, financial condition and results of operations. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Part I	Item 1A. Risk Factors

likely to cause, or contribute to, a death or serious injury if the malfunction were to recur. In general, unless an exemption applies, the company’s mobility and respiratory therapy products must receive a pre-market clearance from FDA before they can be marketed in the United States. FDA also regulates the export of medical devices to foreign countries. The company cannot be assured that any of the company’s devices, to the extent required, will be cleared by FDA through the pre-market clearance process or that FDA will provide export certificates that are necessary to export certain of the company’s products. Export certificates are required for the company to have its products registered for sale in certain foreign countries. In connection with the FDA warning letter received by the company's Sanford, Florida facility in December 2010, as described below, FDA has refused to provide new export certificates for company products until the matters covered in the warning letter are resolved. Currently, the company cannot obtain new certificates of export for Sanford, Florida facility products until the warning letter has been closed. The inability to obtain export certificates for products produced at its Sanford facility has limited the company's ability to support new foreign markets with such products.

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

As part of its regulatory function, FDA routinely inspects the facilities of medical device companies and has continued to actively inspect the company’s facilities, other than through the processes established under the consent decree. Recent inspections for which follow-up remains ongoing are summarized in Item 1. Business-Government Regulation-FDA-Other FDA Matters. The FDA has informed the company of further upcoming inspections to its facilities, and the company believes that additional inspections beyond those for which it has been notified will likely occur in the near future. Accordingly, the company expects that the FDA will from time to time, inspect substantially all the company's domestic and foreign FDA-registered operational facilities and may do so repeatedly. The results of regulatory claims, proceedings or investigations are difficult to predict. An unfavorable resolution or outcome of any matter that may arise out of any FDA inspection of the company's facilities, could materially and adversely affect the company's business, financial condition, liquidity and results of operations.

In many of the foreign countries in which the company manufactures or markets its products, the company is subject to extensive medical device regulations that are similar to those of FDA, including those in Europe. The regulation of the company’s products in Europe falls primarily within the European Economic Area, which consists of the European Union member states, as well as Iceland, Liechtenstein and Norway. Only medical devices that comply with certain conformity requirements of the Medical Device Directive are allowed to be marketed within the European Economic Area. In addition, the national health or social security organizations of certain foreign countries, including those outside Europe, require the company’s products to be qualified before they can be marketed in those countries. Failure to receive, or delays in the receipt of, relevant foreign qualifications in the European Economic Area or other foreign countries could have a material adverse effect on the company’s business.

Being in the health care industry, the company is subject to extensive government regulation, and if the company fails to comply with applicable health care laws or regulations, the company could suffer severe civil or criminal sanctions or may be required to make significant changes to the company’s operations that could have a material adverse effect on the company’s results of operations.

Part I	Item 1A. Risk Factors

The company sells its products principally to medical equipment and home health care providers who resell or rent those products to consumers. Many of those providers (the company’s customers) are reimbursed by third-party payors, including Medicare and Medicaid, for the company products sold to their customers and patients. The U.S. federal government and the governments in the states and other countries in which the company operates regulate many aspects of the company’s business and the business of the company's customers. As a part of the health care industry, the company and its customers are subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, invoicing, documenting and other practices of health care suppliers and manufacturers are all subject to government scrutiny. Government agencies periodically open investigations and obtain information from health care suppliers and manufacturers pursuant to the legal process. Violations of law or regulations can result in severe administrative, civil and criminal penalties and sanctions, including disqualification from Medicare and other reimbursement programs, which could have a material adverse effect on the company’s business. While the company has established numerous policies and procedures to address compliance with these laws and regulations, there can be no assurance that the company's efforts will be effective to prevent a material adverse effect on the company’s business from noncompliance issues. For example, as discussed in the preceding Risk Factors, the company is subject to a FDA consent decree affecting its Corporate facility and Taylor Street manufacturing facility in Elyria, Ohio and subject to FDA warning letters related to its Sanford, Florida and Albstadt, Germany facilities.

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

The company’s products are sold primarily through a network of medical equipment and home health care providers, extended care facilities and other providers such as various government-provider agencies throughout the world. Many of these providers (the company’s customers) are reimbursed for the products and services provided to their customers and patients by third-party payors, such as government programs, including Medicare and Medicaid, private insurance plans and managed care programs. Most of these programs set maximum reimbursement levels for some of the products sold by the company in the United States and abroad. If third-party payors deny coverage, make the reimbursement process or documentation requirements more uncertain or further reduce their current levels of reimbursement (i.e., beyond the reductions described below), or if the company’s costs of production do not decrease to keep pace with decreases in reimbursement levels, the company may be unable to sell the affected product(s) through its distribution channels on a profitable basis.

Reduced government reimbursement levels and changes in reimbursement policies have in the past added, and could continue to add, significant pressure to the company’s revenues and profitability. For example, in 100 metropolitan areas, the CMS introduced its NCB program which set new, lower payment rates for medical equipment and supplies. Round 1 of NCB for nine metropolitan areas in

Part I	Item 1A. Risk Factors

the U.S. went into effect in January 2011. The reimbursement rates for nine product categories were reduced by an average of 32 percent in these nine metropolitan areas. Effective July 2013, CMS commenced round 2 of the NCB program, which was expanded to include an additional 91 metropolitan areas. In January 2016, CMS began the deployment of NCB rates to the remainder of the Medicare population that had not yet been impacted by the program, primarily to rural areas. CMS has divided the United States into eight regions and applied the average reimbursement reduction per NCB product category in each region from Round 1 and Round 2 to the rural providers in those eight regions. Fifty percent of the reimbursement reduction became effective in January 2016. The remaining half of the reduction was applied in July 2016, although in December 2016 Congress retroactively delayed that payment cut until January 1, 2017.

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

Outside the U.S., reimbursement systems vary significantly by country. Many foreign markets have government-managed health care systems that govern reimbursement for home health care products. The ability of hospitals and other providers supported by such systems to purchase the company’s products is dependent, in part, upon public budgetary constraints. Various countries have tightened reimbursement rates and other countries may follow. If adequate levels of reimbursement from third-party payors outside of the U.S. are not obtained, international sales of the company’s products may decline, which could adversely affect the company’s net sales.

The impact of all the above is uncertain and could have a material adverse effect on the company’s business, financial condition, liquidity and results of operations.

The adoption of healthcare reform and other legislative developments in the U.S. may adversely affect the company’s business, results of operations and/or financial condition.

The U.S. Affordable Care Act enacted in 2010 includes provisions intended to expand access to health insurance coverage, improve the quality and reduce the costs of healthcare over time. Specifically, as one means to pay for the costs of the Affordable Care Act, the law imposes a 2.3% sales-based excise tax on U.S. sales by manufacturers or importers of most medical devices. The excise tax is deductible by the manufacturer or importer on its federal income tax return. The company has determined that most of its products are exempt from the tax based on the retail exemption provided in the Affordable Care Act as defined by the regulations. However, certain products that it sells for institutional use are subject to the excise tax. Based on the company's interpretation of the regulations, the impact from the tax has been immaterial for the company. However, the excise tax may increase the company’s cost of doing business, particularly if the exemptions do not ultimately apply as the company expects based on its interpretations of the regulations. In January 2018, Congress passed a moratorium to suspend the excise tax until January 2020.

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

If the company’s business transformation efforts are ineffective, the company’s strategic goals, business plans, financial performance or liquidity could be negatively impacted.

The company is in the midst of a multi-year turnaround strategy intended to substantially transform its business and re-orient its resources to a more clinically complex mix of products and solutions. To date, this strategy has included

Part I	Item 1A. Risk Factors

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

The company may not be successful in achieving the full long-term growth and profitability, operating efficiencies and cost reductions, or other benefits expected from these efforts. The company also may experience business disruptions associated with these activities. Further, the benefits of the strategy, if realized, may be realized later than expected, the costs of implementing the strategy may be greater than anticipated, and the company may lack adequate cash or capital or may not be able to attract and retain the necessary talent, to complete the transformation. If these measures are not successful, the company may undertake additional transformation efforts, which could result in future expenses. If the company’s business transformation efforts prove ineffective, the company’s ability to achieve its strategic goals and business plans, and the company’s financial performance, may be materially adversely affected.

If the company’s business transformation efforts prove ineffective and it continues to experience negative cash flows and losses, the company may require additional financing. Under these circumstances, such financing may be difficult or expensive to obtain, and the company can make no assurances that it would be available on terms acceptable to the company, if at all.

The company’s revenues and profits are subject to exchange rate and interest rate fluctuations that could adversely affect its results of operations or financial position.

Currency exchange rates are subject to fluctuation due to, among other things, changes in local, regional or global economic conditions, the imposition of currency exchange restrictions and unexpected changes in regulatory or taxation environments. The predominant currency used by the company’s subsidiaries outside the U.S. to transact business is the functional currency used for each subsidiary. Through the company’s international operations, the company is exposed to foreign currency fluctuations, and changes in exchange rates can have a significant impact on net sales and elements of cost. The company conducts a significant number of transactions in currencies other than the U.S. dollar. In addition, because certain of the company’s costs and revenues are denominated in other currencies, in particular costs and revenues from its European operations, the company’s results of operations are exposed to foreign exchange rate fluctuations as the financial results of those operations are translated from local currency into U.S. dollars upon consolidation. For example, during 2017, the devaluation of the Euro had a negative impact on the translation of company's European segment net income into U.S. dollars, and the foreign currency impact of the Brexit referendum in the U.K. had a negative impact on acquisition of dollar and Euro denominated goods in the U.K. If other countries also exit the European Union, similar negative impacts may result.

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

Part I	Item 1A. Risk Factors

successfully maintain, enhance and/or replace its information technology systems, or any compromise of the integrity or security of the data that is generated from information technology systems, or any shortcomings in the company's disaster recovery platforms, could adversely affect the company's results of operations, disrupt business and make the company unable, or severely limit the company's ability to respond to customer demands. In addition, the company's information technology systems are vulnerable to damage or interruption from: earthquake, fire, flood and other natural disasters; employee or other theft; cybersecurity attacks by computer viruses, malware or hackers; power outages; and computer systems, internet, telecommunications or data network failure.

Any interruption of the company's information technology systems could result in decreased revenue, increased expenses, increased capital expenditures, customer dissatisfaction and potential lawsuits, any of which could have a material adverse effect on the company's results of operations, liquidity or financial condition.

Increased IT security threats and more sophisticated and targeted computer crime could pose a risk to the company’s systems, networks, products and services.
Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to the security of the company’s systems and networks as well as the confidentiality, availability and integrity of the company’s data, including potential general data protection regulation and Health Insurance Portability and Accountability Act risks. While the company attempts to mitigate these risks by employing a number of measures, including employee training, monitoring of its networks and systems, and maintenance of backup and protective systems, the company’s systems, networks, products and services remain potentially vulnerable to advanced persistent threats. Through its sales channels, the company may collect and store confidential information that customers provide to, among other things, purchase products or services, enroll in promotional programs and register on the company’s website. The company may also acquire and retain information about suppliers and employees in the normal course of business. The company also creates and maintains proprietary information that is critical to its business, such as its product designs and manufacturing processes.
Despite the company’s efforts to secure its systems and networks, the company could experience a significant data security breach. Computer hackers may attempt to penetrate the company’s or its vendors’ information systems and, if successful, misappropriate confidential customer, supplier, employee or other business information, such as company intellectual property. Third parties could also gain control of company systems and use them for criminal purposes. Depending on their nature and scope, such threats could result in the loss of existing customers, difficulty in attracting new customers, exposure to claims from customers, financial institutions, payment card associations, employees and other persons, imposition of regulatory sanctions or penalties, in additional expenses or lost revenues, or in other adverse consequences, any of which could have a material adverse effect on the company’s business and results of operations.
The company is dependent upon its processes and procedures to ensure essential operational functions can continue during events that disrupt normal operations.

A major natural or manmade disaster such as terrorist attack, fire, hurricane, tornado, earthquake, or flood could cause damage to the company or key supplier facilities, limiting the company’s ability to sustain operations. The damage could result in an inability to meet customer demands resulting in the loss of associated sales and profits, and in property losses in excess of insurance coverage. While the company has put in place procedures to ensure essential functions continue in the event of a crisis, there is no guarantee that its procedures will be adequate or sufficient to handle a given unforeseen event.
The industry in which the company operates is highly competitive and some of the company’s competitors may have greater financial resources, a more effective market strategy or better strategic execution.
The home medical equipment market is highly competitive and the company’s products face significant competition from other well-established manufacturers or potential new market entrants. Reduced government reimbursement levels and changes in reimbursement policies, such as the National Competitive Bidding program implemented by CMS, may drive competitors, particularly those that have greater financial resources than the company's to offer drastically reduced pricing terms in an effort to take market share from the company or secure government acceptance of their products and pricing. new or disruptive products which compete with the company's products may be introduced in the market or may find higher level or customer acceptance than the company's products. Any increase in competition may cause the company to lose market share or compel the company to reduce prices to remain competitive, which could have a material adverse effect on the company’s results of operations. The company's failure to recognize changing market demands or a failure to develop or execute a strategy to meet such changes could also result in a material adverse effect on the company’s results of operations.
The consolidation of health care customers and the company’s competitors could result in a loss of customers or in additional competitive pricing pressures.
Numerous initiatives and reforms instituted by legislators, regulators and third-party payors to reduce home

Part I	Item 1A. Risk Factors

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

While the company monitors its accounts with financial institutions both domestically and internationally, recovery of funds cannot be assured in the event the financial institution would fail. In addition, the company may be limited by foreign governments in the amount and timing of funds to be repatriated from foreign financial institutions. For example, the company's closure of it Suzhou, China facility requires the transfer of cash to settle intercompany balances and the eventual repatriation of cash upon legal dissolution. Any financial institution failure or repatriation delay could adversely impact the company's ability to fund normal operations, capital expenditures, or service debt, which could adversely affect the company's results.

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

•
potential adverse changes in economic and political conditions in countries where the company operates or where end-users of the company’s products reside, or in their diplomatic relations with the United States;

•	government control of capital transactions, including the borrowing of funds for operations or the expatriation of cash;

•	potential adverse tax consequences, including those that may result from new United States tax laws, rules, regulations or policies;

•	security concerns and potential business interruption risks associated with political and/or social unrest in foreign countries where the company’s facilities or assets are located;

•	difficulties associated with managing a large organization spread throughout various countries;

•	difficulties in enforcing intellectual property rights and weaker intellectual property rights protection in some countries;

•	required compliance with a variety of foreign laws and regulations; and

•	differing consumer product preferences.
The factors described above also could disrupt the company’s product manufacturing and assembling operations or its key suppliers located outside of the United States, or increase the cost to the company of conducting those operations or using those suppliers. For example, the company relies on its manufacturing and sourcing operations in China and Mexico to produce its products. Disruptions in, or increased costs related to, the company’s foreign operations, particularly those in China or Mexico, may impact the company’s revenues and profitability.
The company may be adversely affected by legal actions or regulatory proceedings.
In addition to the risks associated with the impact of the FDA consent decree, the company may be subject to claims, litigation, governmental or regulatory investigations, or other liabilities as a result of injuries caused by allegedly defective products, or disputes arising out of dispositions the

Part I	Item 1A. Risk Factors

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
The company purchases raw materials, fabricated components, some finished goods and services from a variety of suppliers. Raw materials such as plastics, steel and aluminum are considered key raw materials. Where appropriate, the company employs contracts with its suppliers, both domestic and international. From time to time, however, the prices, availability, or quality of these materials fluctuate due to global market demands or economic conditions, which could impair the company’s ability to procure necessary materials, or increase the cost of these materials. Inflationary and other increases in costs of these materials have occurred in the past and may recur from time to time. In addition, freight costs associated with shipping and receiving product and sales are impacted by fluctuations in the cost of oil and gas. A reduction in the supply or increase in the cost or change in quality of those materials could impact the company’s ability to manufacture its products and could increase the cost of production. For example, the recently announced proposed tariffs on steel and aluminum to be imposed by the U.S. could have a significant on the company's cost of product. Additionally, the company may not be able to increase the prices of its products due to competitive pricing pressure or other factors. As an example, inflation in China has in the past and may in the future increase costs and an appreciation of the Yuan or an increase in labor rates could have an unfavorable impact on the cost of key components and some finished goods. Demand in China and other developing countries for raw materials may result in increases in the cost of key commodities and could have a negative impact on the profits of the company if these increases cannot be passed onto the company’s customers.

Part I	Item 1A. Risk Factors

The company's ability to manage an effective supply chain is a key success factor.
The company needs to manage its supply chain from sourcing to manufacturing and distribution. Successful supply chain management is based on building strong supplier relationships, and built on conforming, quality products delivered on-time and at a fair price. Cost reduction efforts depend on the company's execution of global and regional product platforms that create leverage in sourcing. If the company's supply chain management or cost reduction efforts are ineffective, the company's revenues and profitability can be negatively impacted.
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
The company sells products to customers primarily in markets that are characterized by technological change, product innovation and evolving industry standards, yet in which product price is increasingly a primary consideration in customers’ purchasing decisions. The company historically has been engaged in product development and improvement programs. However, beginning in 2012 as a result of the FDA consent decree, which is described elsewhere in this Annual Report on Form 10-K, the company's engineering resources had been more substantially focused on quality remediation activities displacing activities relating to the design of new products.

The company must continue to design and improve innovative products, effectively distribute and achieve market acceptance of those products, and reduce the costs of producing the company’s products, in order to compete successfully with the company’s competitors and to differentiate the company's brands from its competitors. If competitors’ product development capabilities become more effective than the company’s product development capabilities, if competitors’ new or improved products are accepted by the market before the company’s products or if competitors can produce products at a lower cost and thus offer products for sale at a lower price, the company’s business, financial condition and results of operation could be adversely affected.

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

The company has outstanding $150,000,000 aggregate principal amount of 5.00% Convertible Senior Notes due 2021 (the “2021 Notes”) and $120,000,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2022 (the “2022 Notes”) and is a party to an Amended and Restated Credit Agreement that provides for asset-based lending senior secured revolving credit facilities which mature in January 2021. The credit agreement provides the company and certain of the company's U.S., Canadian, U.K. and French subsidiaries with the ability to borrow under senior secured revolving credit, letter of credit and swing line loan facilities. The aggregate borrowing availability under the credit facilities is determined based on borrowing base formulas set forth in the credit agreement. The credit facilities are secured by substantially all the company's domestic and Canadian assets, other than real estate, and by substantially all the personal property assets of the company's U.K. subsidiaries and all of the receivables of the company's French subsidiaries. The credit agreement contains customary default provisions, with certain grace periods and exceptions, that include, among other things, failure to pay amounts due, breach of covenants, representations or warranties, bankruptcy, the occurrence of a material adverse effect, exclusion from any medical reimbursement program, and an interruption of any material manufacturing facilities for more than ten consecutive days.

Part I	Item 1A. Risk Factors

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

The company's ability to meet its liquidity needs will depend on many factors, including the operating performance of the business, as well as the company's continued compliance with the covenants under its credit agreement. Notwithstanding the company's expectations, if the company's operating results decline, the company may be unable to comply with the financial covenants, and its lenders could demand repayment of the amounts outstanding under the company's credit facility.

The company also has an agreement with De Lage Landen, Inc. (“DLL”), a third-party financing company, to provide financing to the company's U.S. customers. Either party could terminate this agreement with 180 days' notice or 90 days' notice by DLL upon the occurrence of certain events. Should this agreement be terminated, the company's borrowing needs under the credit agreement could increase.

The company may not have the ability to raise the funds necessary to settle conversions of the 2021 Notes or 2022 Notes.

Upon any conversion of the 2021 Notes or 2022 Notes prior to the company’s receipt of shareholder approval to issue upon conversion of the notes more than 19.99% of the outstanding common shares, the company will be required to make cash payments in respect of the notes being converted. Unless the company obtains shareholder approval and elects to deliver solely common shares to settle such conversion (other than paying cash in lieu of delivering any fractional share), the company will be required to make cash payments in respect of the notes being converted. Any requirement to deliver cash upon conversion of the notes could adversely affect the company’s liquidity, and the company may not have enough available cash or be able to obtain financing at the time it is required to pay cash in settlement of notes being converted.

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

Part I	Item 1A. Risk Factors

property, but effective intellectual property protection may not be available in all places that the company sells its products or services, particularly in certain foreign jurisdictions, and patents provide protection for finite time periods. In addition, the company uses nondisclosure, confidentiality agreements and invention assignment agreements with many of its employees, and nondisclosure and confidentiality agreements with certain third parties, in an effort to help protect its proprietary technology and know-how. If these agreements are breached or the company's intellectual property is otherwise infringed, misappropriated or violated, the company may have to rely on litigation to enforce its intellectual property rights. If any of these measures are unsuccessful in protecting the company's intellectual property, the company's business may be affected adversely.

In addition, the company may face claims of infringement, misappropriation or other violation of third parties’ intellectual property that could interfere with its ability to use technology or other intellectual property rights that are material to the company's business operations. In the event that a claim of infringement, misappropriation or other violation against the company is successful, the company may be required to pay royalties or license fees to continue to use technology or other intellectual property rights that the company was using, or the company may be unable to obtain necessary licenses from third parties at a reasonable cost or within a reasonable time. If the company is unable to obtain licenses on reasonable terms, it may be forced to cease selling or using the products that incorporate the challenged intellectual property, or to redesign or, in the case of trademark claims, rename its products to avoid infringing the intellectual property rights of third parties, which may not be possible, or if possible, may be time-consuming. Any litigation of this type, whether successful or unsuccessful, could result in substantial costs to the company and adversely affect the company's business and financial condition.

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

Part I	Item 1A. Risk Factors

rates, changes in generally accepted accounting principles, changes in the valuation of deferred tax assets and liabilities, the results of audits and examinations of previously filed tax returns and continuing assessments of its tax exposures. Corporate tax reform and tax law changes continue to be analyzed in many jurisdictions, including the potential impacts of new United States tax laws, rules, regulations or policies, and any legislation or regulations which may result from those policies.

The Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017. The Tax Act significantly revamped U.S. taxation of corporations, including a reduction of the federal income tax rate from 35% to 21%, a limitation on interest deductibility, and a new tax regime for foreign earnings. The limitation on interest deductibility, the new U.S. taxes on accumulated and future foreign earnings, other adverse changes resulting from the Tax Act, or a change in the mix of domestic and foreign earnings, might offset the benefit from the reduced tax rate, and the company’s future effective tax rates and/or cash taxes may increase, even significantly, or not decrease much, compared to recent or historical trends. Many of the provisions of the Tax Act are highly complex and may be subject to further interpretive guidance from the IRS or others. Some of the provisions of the Tax Act may be changed by a future Congress or challenged by the World Trade Organization (“WTO”) or be subject to trade or tax retaliation by other countries. Although the company cannot predict the nature or outcome of such future interpretive guidance, or actions by a future Congress, WTO or other countries, they could adversely impact the company’s financial condition, results of operations and cash flows.

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

Part I	Item 1A. Risk Factors

Difficulties in implementing or upgrading the company’s Enterprise Resource Planning systems may disrupt the company’s business.

The company is in the process of upgrading its Enterprise Resource Planning, or “ERP,” system in Europe and may undertake further deployment of systems in other geographies of parts of the business. The complexities and business process changes associated with such an ERP upgrade can result in various difficulties including problems processing and fulfilling orders, customer disruptions and lost business. While the company believes the potential difficulties associated with upgrading the company’s primary ERP system in Europe have been addressed or can be mitigated, there can be no assurance that the company will not experience disruptions or inefficiencies in the company’s business operations as a result of the upgrade which could have a material adverse effect on the company's business, financial condition, liquidity or results of operations.

The Company May Experience Volatility in the Market Price of its Common Shares

The market price of the company’s common shares may be influenced by lower trading volume and concentrated ownership relative to many other publicly-held companies. Because several of the company’s shareholders own significant amounts of the company’s outstanding common shares, the common shares are relatively less liquid and therefore more susceptible to price fluctuations than many other companies’ shares. If any one or more of these shareholders were to sell all or a portion of their holdings of company common shares at once or within short periods of time, or there was an expectation that such a sale was imminent, then the market price of the company’s common shares could be negatively affected.

Item 1B.    Unresolved Staff Comments.

None.

Part I	Item 2. Properties

Item 2.        Properties.

The company owns or leases its manufacturing facilities, warehouses and offices and believes that these facilities are well maintained, adequately insured and suitable for their present and intended uses. Information concerning certain leased facilities of the company as of December 31, 2017 is set forth in Leases and Commitments in the Notes to the Consolidated Financial Statements of the company included in this report. The company's corporate headquarters is in Elyria, Ohio and a summary of the company's materially important properties by segment is as follows:

	Owned		Leased
	Number	Square Feet	Number	Square Feet
Manufacturing Facilities
Europe	3	349,612	6	513,601
NA/HME	1	152,256	10	520,417
Asia/Pacific	—	—	2	30,518
	4	501,868	18	1,064,536

Warehouse and Office Facilities
Europe	3	39,289	48	445,391
NA/HME	—	—	11	469,831
IPG	—	—	1	10,786
Asia/Pacific	—	—	4	76,221
	3	39,289	64	1,002,229

Part I	Item 3. Legal Proceedings

Item 3.        Legal Proceedings.

In the ordinary course of its business, the company is a defendant in a number of lawsuits, primarily product liability actions in which various plaintiffs seek damages for injuries allegedly caused by defective products. All the product liability lawsuits that the company faces in the United States have been referred to the company's captive insurance company and/or excess insurance carriers while all non-U.S. lawsuits have been referred to the company's commercial insurance carriers. All such lawsuits are generally contested vigorously. The coverage territory of the company's insurance is worldwide with the exception of those countries with respect to which, at the time the product is sold for use or at the time a claim is made, the U.S. government has suspended or prohibited diplomatic or trade relations. Management does not believe that the outcome of any of these actions will have a material adverse effect upon the company's business or financial condition.

In December 2012, the company reached agreement with FDA on the terms of a consent decree of injunction with respect to the company's Corporate facility and its Taylor Street manufacturing facility in Elyria, Ohio. A complaint and consent decree were filed in the U.S. District Court for the Northern District of Ohio, and on December 21, 2012, the Court approved the consent decree and it became effective. On July 24, 2017, following its reinspection of the Corporate and Taylor Street facilities, FDA notified the company that it was in substantial compliance with the QSR and, at that time, the company was permitted to resume full operations at those facilities, including the resumption of unrestricted sales of products made in those facilities.

The consent decree will continue in effect for a minimum of five years from July 24, 2017, during which time the company’s Corporate and Taylor Street facilities must complete to two semi-annual and then four annual audits performed by a company-retained expert firm. The expert audit firm will determine whether the facilities remain in continuous compliance with the FDA Act, regulations and the terms of the consent decree.

The FDA has the authority to inspect the Corporate and Taylor Street facilities, and any other FDA registered facility, at any time. The FDA also has the authority to order the company to take a wide variety of actions if the FDA finds that the company is not in compliance with the consent decree, FDA Act or FDA regulations, including requiring the company to cease all operations relating to Taylor Street products. The FDA also can order the company to undertake a partial cessation of operations or a recall, issue a safety alert, public health advisory, or press release, or to take any other corrective action the FDA deems necessary with respect to Taylor Street products.

FDA also has authority under the consent decree to assess liquidated damages of $15,000 per violation per day for any violations of the consent decree, FDA Act or FDA regulations. FDA also may assess liquidated damages for shipments of adulterated or misbranded devices in the amount of twice the sale price of any such adulterated or misbranded device. The liquidated damages are capped at $7,000,000 for each calendar year. The liquidated damages are in addition to any other remedies otherwise available to FDA, including civil money penalties.

Additional information regarding the consent decree is included in Item 1. Business - Government Regulation; Item 1A. Risk Factors; Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; and in Contingencies in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Item 4.        Mine Safety Disclosures.
None.

Part I	Executive Officers of the Registrant

Executive Officers of the Registrant*

The following table sets forth the names of the executive officers of the company, each of whom serves at the pleasure of the Board of Directors, as well as certain other information.

Name	Age	Position
Matthew E. Monaghan	50	Chairman, President and Chief Executive Officer
Kathleen P. Leneghan	54	Senior Vice President and Chief Financial Officer
Dean J. Childers	51	Senior Vice President and General Manager, North America
Anthony C. LaPlaca	59	Senior Vice President, General Counsel and Secretary
Ralf Ledda	50	Senior Vice President and General Manager, Europe, Middle East & Africa
 _______________________

*	The description of executive officers is included pursuant to Instruction 3 to Section (b) of Item 401 of Regulation S-K.

Matthew E. Monaghan was appointed the company’s President and Chief Executive Officer in April 2015 and was elected Chairman of the Board in May 2015. Prior to joining Invacare, Mr. Monaghan served as a business unit leader at Zimmer Holdings (now Zimmer Biomet NYSE: ZBH), a major orthopedic implant company, serving first as Vice President and General Manager of the company’s Global Hips business (December 2009 to January 2014) and later as Senior Vice President of Hips and Reconstructive Research (January 2014 until joining Invacare). While at Zimmer, Mr. Monaghan was responsible for the Hip division’s new product development, engineering, marketing, clinical studies, quality, regulatory affairs and results of the shared sales and supply chain functions. Later, those responsibilities also included directing global research for various areas of material, process and product innovation. Prior to joining Zimmer in 2009, Mr. Monaghan spent eight years as an operating executive for two leading private equity firms, Texas Pacific Group (TPG) and Cerberus Capital Management, where he led acquisitions and operational improvements of portfolio companies, which included the carve-out from Baxter Healthcare of a global medical business, making significant improvements at a U.S. personal insurance business and as COO of a consumer durable goods business spun off from Newell-Rubbermaid. For the first 13 years of his career, Mr. Monaghan held various engineering, financial and management positions at General Electric (NYSE:GE). Since November 2016, Mr. Monaghan has served as a director of Syneos Health (NASDAQ: SYNH), a contract research organization serving the needs of pharmaceutical clients.

Kathleen P. Leneghan was appointed Senior Vice President and Chief Financial Officer on February 22, 2018, after having served as Interim Chief Financial Officer since November 2017. She served as Vice President and Corporate Controller of the company since 2003. Ms. Leneghan has been employed by the company for 27 years, serving in various financial roles in North America and Europe. Prior to joining the Company, Ms. Leneghan was an audit manager with Ernst &Young LLP.

Dean J. Childers joined the company in May 2015 and was appointed Senior Vice President & General Manager, North America, in June 2015. Prior to joining the company, Mr. Childers served as Vice President, Business Operations at Integra Lifesciences, Inc., Plainsboro NJ (NASDAQ: IART), a life sciences company focused on regenerative technologies and orthopedics, from September 2014 until May 2015. From 2010 through 2014, Mr. Childers served as Vice President, Logistics at Zimmer, Inc. (now Zimmer Biomet NYSE: ZBH), an orthopedic device company participating in the joint reconstruction, trauma, sports medicine, surgical equipment, spine and dental markets.

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

Ralf Ledda was appointed Senior Vice President and General Manager, Europe, Middle East & Africa in November 2016. Previously he served for 21 years as Managing Director of Alber GmbH, Albstadt, Germany, Invacare’s subsidiary that specializes in innovative electromotive technology and power add-on devices used with medical and recreational products.

Part II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Invacare’s Common Shares, without par value, trade on the New York Stock Exchange (NYSE) under the symbol “IVC.” Ownership of the company’s Class B Common Shares (which are not listed on NYSE) cannot be transferred, except, in general, to family members without first being converted into Common Shares. Class B Common Shares may be converted into Common Shares at any time on a share-for-share basis. The number of record holders of the company Common Shares and Class B Common Shares at March 6, 2018 was 2,074 and 16, respectively. The closing sale price for the Common Shares on March 6, 2018 as reported by NYSE was $17.60. The prices set forth below do not include retail markups, markdowns or commissions.

The following table sets forth, for each of the quarterly periods indicated, the high and low intraday sales prices of the company’s common shares and dividends declared on the company’s common shares for the periods indicated.

	2017			2016
	High	Low	Cash Dividends Declared	High	Low	Cash Dividends Declared
Quarter Ended:
December 31	$17.95	$13.95	$0.0125	$13.45	$8.00	$0.0125
September 30	16.35	12.35	0.0125	13.66	10.76	0.0125
June 30	16.65	10.25	0.0125	14.06	9.89	0.0125
March 31	13.75	9.90	0.0125	17.25	11.67	0.0125

During 2017 and 2016, the Board of Directors also declared annualized dividends of $0.0455 per Class B Common Share. For information regarding limitations on the payment of dividends in the company's credit facilities and debt agreements, see Long Term Debt in the Notes to the Consolidated Financial Statements included in this report. The Common Shares are entitled to receive cash dividends at a rate of at least 110% of cash dividends paid on the Class B Common Shares. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, regarding covenants in the company's senior credit facilities with respect to the payment of dividends.

Part II

SHAREHOLDER RETURN PERFORMANCE GRAPH

The following graph compares the yearly cumulative total return on Invacare’s Common Shares against the yearly cumulative total return of the companies listed on the Standard & Poor’s 500 Stock Index, the Russell 2000 Stock Index and the S&P Healthcare Equipment & Supplies Index*.

	12/12	12/13	12/14	12/15	12/16	12/17
Invacare Corporation	$100.00	$142.94	$103.54	$107.73	$81.17	$105.10
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
Russell 2000	100.00	138.82	145.62	139.19	168.85	193.58
S&P Healthcare Equipment & Supplies	100.00	127.32	153.92	165.62	178.63	234.97

Copyright© 2018 Standard & Poor's, a division of S&P Global. All rights reserved.

Copyright© 2018 Russell Investment Group. All rights reserved.
________________________

*	The S&P Healthcare Equipment & Supplies Index is a capitalization-weighted average index comprised of health care companies in the S&P 500 Index.

The graph assumes $100 invested on December 31, 2012 in the Common Shares of Invacare Corporation, S&P 500 Index, Russell 2000 Index and the S&P Healthcare Equipment & Supplies Index, including reinvestment of dividends, through December 31, 2017.

Part II

The following table presents information with respect to repurchases of Common Shares made by the company during the three months ended December 31, 2017.

Period			Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
10/1/2017	-	10/31/17	—	$—	—	2,453,978
11/1/2017	-	11/30/17	3,115	17.62	—	2,453,978
12/1/2017	-	12/31/17	—	—	—	2,453,978
Total			3,115	$17.62	—	2,453,978
________________________

(1)
All 3,115 shares repurchased between October 1, 2017 and December 31, 2017 were surrendered to the company by employees for minimum tax withholding purposes in conjunction with the vesting of restricted shares awarded to the employees or exercise of non-qualified options under the company’s equity compensation plans.

(2)
In 2001, the Board of Directors authorized the company to purchase up to 2,000,000 Common Shares, excluding any shares acquired from employees or directors as a result of the exercise of options or vesting of restricted shares pursuant to the company’s performance plans. The Board of Directors reaffirmed its authorization of this repurchase program on November 5, 2010, and on August 17, 2011 authorized an additional 2,046,500 shares for repurchase under the plan. To date, the company has purchased 1,592,522 shares under this program, with authorization remaining to purchase 2,453,978 shares. The company purchased no shares pursuant to this Board authorized program during 2017.

The equity compensation plan information required under Item 201(d) of Regulation S-K is incorporated by reference to the information under the caption "Equity Compensation Plan Information" in the company's definitive Proxy Statement on Schedule 14A for the 2018 Annual Meeting of Shareholders.

Under the terms of the company's senior credit facilities, repurchases of shares by the company generally are not permitted except in certain limited circumstances in connection with the vesting or exercise of employee equity compensation awards.

Item 6.        Selected Financial Data.

The selected consolidated financial data set forth below with respect to the company’s consolidated statements of comprehensive income (loss), cash flows and shareholders’ equity for the fiscal years ended December 31, 2017, 2016 and 2015, and the consolidated balance sheets as of December 31, 2017 and 2016 are derived from the Consolidated Financial Statements included elsewhere in this Form 10-K or as adjusted to reflect the impact of discontinued operations. The consolidated statements of comprehensive income (loss), cash flows and shareholders’ equity data for the fiscal years ended December 31, 2014 and 2013 and consolidated balance sheet data for the fiscal years ended December 31, 2015, 2014 and 2013 are derived from the company’s previously filed Consolidated Financial Statements or as adjusted to reflect the impact of discontinued operations. The data set forth below should be read in conjunction with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the company’s Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The Balance Sheet, Other Data and Key Ratios reflect the impact of discontinued operations to the extent included in the Consolidated Balance Sheets and Consolidated Statement of Cash Flows.

Part II

	2017 *	2016 **	2015 ***	2014 ****	2013 *****
	(In thousands, except per share and ratio data)
Earnings
Net sales from continuing operations	$966,497	$1,047,474	$1,142,338	$1,270,163	$1,334,505

Loss from continuing operations	(76,541)	(42,856)	(26,450)	(68,760)	(54,334)
Net Earnings from Discontinued Operations	—	—	260	12,690	87,385
Net Earnings (Loss)	(76,541)	(42,856)	(26,190)	(56,070)	33,051

Net Earnings (Loss) per Share—Basic:
Net loss from continuing operations	(2.34)	(1.32)	(0.82)	(2.15)	(1.70)
Net earnings from discontinued operations	—	—	0.01	0.40	2.74
Net Earnings (Loss) per Share—Basic	(2.34)	(1.32)	(0.81)	(1.75)	1.04

Net Earnings (loss) per Share—Assuming Dilution:
Net loss from continuing operations	(2.34)	(1.32)	(0.82)	(2.15)	(1.70)
Net earnings from discontinued operations	—	—	0.01	0.39	2.73
Net Earnings (Loss) per Share—Assuming Dilution	(2.34)	(1.32)	(0.81)	(1.75)	1.04

Dividends per Common Share	0.05	0.05	0.05	0.05	0.05
Dividends per Class B Common Share	0.04545	0.04545	0.04545	0.04545	0.04545

Balance Sheet
Current Assets	$456,914	$409,072	$362,299	$405,987	$419,539
Total Assets	1,066,033	903,743	838,143	963,731	1,096,434
Current Liabilities	218,064	220,861	247,644	290,232	276,165
Working Capital	238,850	188,211	114,655	115,755	143,374
Long-Term Debt	241,405	146,088	45,092	19,732	31,184
Other Long-Term Obligations	183,270	114,407	82,589	88,805	118,276
Shareholders’ Equity	423,294	422,387	462,818	565,322	670,809

Other Data
Research and Development Expenditures	$17,796	$17,123	$18,677	$23,149	$24,075
Capital Expenditures	14,569	10,151	7,522	12,327	14,158
Depreciation and Amortization	14,631	14,635	18,204	30,941	34,399

Key Ratios
Return on Sales % from continuing operations	(7.9)	(4.1)	(2.3)	(5.4)	(4.1)
Return on Average Assets %	(7.8)	(4.9)	(2.9)	(5.4)	2.8
Return on Beginning Shareholders’ Equity %	(18.1)	(9.3)	(4.6)	(8.4)	5.3
Current Ratio	2.1:1	1.9:1	1.5:1	1.4:1	1.5:1
Debt-to-Equity Ratio	0.58:1	0.38:1	0.10:1	0.04:1	0.07:1

Part II

________________________

*
Reflects charges related to restructuring from continuing operations of $12,274,000 ($11,872,000 after-tax expense or $0.36 per share assuming dilution), net loss on convertible debt derivatives of $3,657,000 ($3,657,000 after-tax income or $0.11 per share assuming dilution), an intangible asset impairment of $320,000 ($237,000 after-tax expense or $0.01 per share assuming dilution) and a non-cash tax benefit of $1,580,000 ($0.05 per share assuming dilution) related to the revaluation of net deferred tax liabilities as a result of the new U.S. tax reform legislation.

**
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

***
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

****
Reflects charges related to restructuring from continuing operations of $11,112,000 ($10,096,000 after-tax expense or $0.32 per share assuming dilution), incremental warranty expense of $11,493,000 ($10,801,000 after-tax expense or $0.34 per share assuming dilution related to three product recalls), intangible asset impairments of $13,041,000 ($13,041,000 after-tax expense or $0.41 per share assuming dilution) and the positive impact of an intraperiod tax allocation associated with discontinued operations of $7,175,000 or $0.22 per share assuming dilution.

*****
Reflects charges related to restructuring from continuing operations of $9,336,000 ($7,493,000 after-tax expense or $0.23 per share assuming dilution), incremental warranty expense of $7,264,000 ($7,170,000 after-tax expense or $0.22 per share assuming dilution related to a power wheelchair joystick recall), intangible asset impairments of $1,523,000 ($1,322,000 after-tax expense or $0.04 per share assuming dilution) and the positive impact of an intraperiod tax allocation associated with discontinued operations of $3,445,000 or $0.11 per share assuming dilution.

Part II	Management Discussion & Analysis	Overview

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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
2017 was a tremendous year of progress in the company's transformation across the company. In quality milestones, the company had a major step forward with the consent decree. As of July 24, 2017, the company was able to sell without restrictions from its Elyria, Ohio power wheelchair manufacturing facility. The company launched over ten new products, including two products that move Invacare into the world of informatics - the new Invacare® TDX® SP2 Power Wheelchair with LiNX® Technology and the Invacare® Platinum® Mobile Oxygen Concentrator with Connectivity. The company also made significant investments to begin to resize its infrastructure around its new business model, as reflected in the reduction of SG&A expense.

Part II	Management Discussion & Analysis	Overview

In 2017, Europe overcame foreign currency headwinds from the beginning of the year and delivered solid performance. Asia/Pacific demonstrated continued improvement. NA/HME continued to stabilize constant currency sequential net sales in the fourth quarter compared to the third quarter 2017 with growth in mobility and seating and respiratory products. The increase in respiratory sales was largely driven by promotional activities for the company's new portable oxygen concentrator that launched in October 2017.

The company will continue to make significant investments in its transformation, reduce sales in certain areas, refocus resources away from less accretive activities, and look at its global infrastructure for opportunities to drive efficiency. Phase One investments are providing returns. The company expects to see improved results in 2018 with Phase Two actions continuing as the company continues to streamline operations, resize and reshape the organization, especially in North America, around its new business mix and size. By executing this strategy and making these operational improvements, the company expects long-term benefits for the company’s constituents.

As a result of anticipated commercial effectiveness, the company expects increased working capital to support growth, especially of NA/HME mobility and seating products, which would include investments in demonstration units and the working capital needed to support the extended quote-to-cash process for power wheelchairs. Also, the company will make additional restructuring and capital investments as it continues to reshape the business over the course of 2018. The company expects spending on capital expenditures to increase from recent low levels to approximately $20,000,000 to $25,000,000 in 2018. As a result, the company anticipates its cash flow usage for 2018 will be similar to the cash used in 2017, including consideration of seasonality of cash flow usage during the year.

As noted previously, the company is gradually applying the transformation to the Europe segment, which may slightly reduce the segment's net sales as it begins to shift its product mix toward more clinically valued, higher-margin products. Regarding the IPG segment, the company expects its new strategic selling approach in the capital selling environment to continue to take time to yield growth. In its pursuit of increased shareholder value, the company continues to prioritize its emphasis on a culture of quality excellence and achieving its long-term earnings potential.

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

Part II	Management Discussion & Analysis	Results of Operations

RESULTS OF OPERATIONS

The company has completed various divestitures over the past few years as part of its focus on other lines of business where the company’s resources can best generate returns. The most recent divested operations are explained below.

On September 30, 2016, the company completed the sale of its subsidiary, Garden City Medical Inc. for approximately $13,829,000 in cash ("GCM"), to Compass Health Brands. GCM, doing business as PMI and Pinnacle Medsource, sourced and distributed primarily single-use products under the brand ProBasics™ by PMI. GCM was part of the North America/Home Medical Equipment (NA/HME) segment. The net proceeds from the transaction were $12,729,000, net of expenses. The company recorded a pre-tax gain of $7,386,000 in the third quarter of 2016, which represented the excess of the net sales price over the book value of the assets and liabilities of GCM. The sale of GCM was dilutive to the company's results. The company determined that the sale of GCM did not meet the criteria for classification as a discontinued operation in accordance with ASU 2014-08 but the "held for sale" criteria of ASC 360-10-45-9 were met and thus GCM was treated as held for sale for purposes of the Consolidated Balance Sheets as of December 31, 2015. As such, the results of the rentals businesses are included in the Results from Continuing Operations discussion below.

On July 2, 2015, the company sold its rentals businesses to Joerns Healthcare Parent, LLC, for approximately $15,500,000 in cash, which was subject to final post-closing adjustments. The rentals businesses had been operated on a stand-alone basis and reported as part of the IPG segment of the company. The company recorded a pre-tax gain of approximately $24,000 in the third quarter of 2015, which represented the excess of the net sales price over the book value of the assets and liabilities of the rentals businesses, as of the date of completion of the disposition. The sale of the rentals businesses was not dilutive to the company's results. The company determined that the sale of the rentals businesses did not meet the criteria for classification as a discontinued operation in accordance with ASU 2014-08. The rentals businesses were treated as held for sale as of June 30, 2015 until sold on July 2, 2015. As such, the results of the rentals businesses are included in the Results from Continuing Operations.

Reclassifications & Other Changes- During the first quarter of 2017, a subsidiary, formerly included in the Europe segment, was transferred to the NA/HME segment as the subsidiary is managed by the NA/HME segment manager effective January 1, 2017. Segment results for 2016 and 2015 have been changed accordingly. In 2016, the company redefined the measure by which it evaluates segment profit or loss to be segment operating profit (loss). The previous performance measure was earnings before income taxes. All prior periods presented were restated to reflect the new measure.

Part II	Management Discussion & Analysis	Net Sales

NET SALES

2017 Versus 2016

($ in thousands USD)	2017	2016	Reported % Change	Foreign Exchange % Impact	Constant Currency % Change
Europe	535,326	534,801	0.1	(0.5)	0.6
NA/HME	320,818	402,914	(20.4)	0.1	(20.5)
IPG	59,472	64,413	(7.7)	—	(7.7)
Asia/Pacific	50,881	45,346	12.2	1.8	10.4
Consolidated	966,497	1,047,474	(7.7)	(0.1)	(7.6)

NA/HME less divested GCM	320,818	376,306	(14.7)	0.2	(14.9)
Consolidated less divested GCM	966,497	1,020,866	(5.3)	(0.1)	(5.2)

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

Consolidated net sales for 2017 decreased 7.7% for the year, to $966,497,000 from $1,047,474,000 in 2016. Foreign currency translation decreased net sales by 0.1 percentage points. Constant currency net sales decreased 7.6% compared to 2016. Higher constant currency net sales in the Europe and Asia/Pacific segments were offset by lower constant currency net sales in the North America / Home Medical Equipment (NA/HME) and Institutional Products (IPG) segments. Constant currency net sales for the company, excluding the impact of all the divested Garden City Medical (GCM) businesses, decreased 5.2% compared to 2016. Constant currency net sales is a non-GAAP financial measure - see the reconciliation table above and later in this section for 2016.

Europe - European net sales increased 0.1% in 2017 compared to 2016 to $535,326,000 from $534,801,000 as foreign currency translation decreased net sales by 0.5 of a percentage point. Constant currency net sales increased 0.6% compared to 2016. The improvements in constant currency net sales were driven primarily by increased sales of mobility and seating products partially offset by respiratory and lifestyle products. Changes in exchange rates have had, and may continue to have, a significant impact on sales in this segment.

NA/HME - NA/HME net sales decreased 20.4% in 2017 versus the prior year to $320,818,000 from $402,914,000 with foreign currency translation increasing net sales by 0.1 of a percentage point. Constant currency net sales decreased 20.5% compared to the prior year. Excluding the net sales impact of the divested GCM business, reported net sales decreased by 14.7% and by 14.9% on a constant currency basis. The decreases in constant currency net sales were primarily driven by reduced sales of lifestyle and respiratory products and to a lesser extent mobility and seating as well as reduced net sales into China as result of the closure of one of the company's Suzhou, China facilities. Excluding consumer product discontinued in the fourth quarter of 2016, mobility and seating net sales were flat year-over-year.

IPG - IPG net sales decreased 7.7% in 2017 over the prior year to $59,472,000 from $64,413,000 with foreign currency translation having no material impact. The decrease in constant currency net sales was driven by sales declines in the major product categories.

Asia/Pacific - Asia/Pacific net sales increased 12.2% in 2017 from the prior year to $50,881,000 from $45,346,000. Foreign currency translation increased net sales by 1.8 percentage points. Constant currency net sales increased 10.4% compared to 2016 due to net sales increases in mobility and seating products. Changes in exchange rates, particularly with the euro and U.S. dollar, have had, and may continue to have, a significant impact on sales in this segment.

Part II	Management Discussion & Analysis	Net Sales

The following tables provide net sales at reported rates for the quarters ended December 31, September 30, June 30, and March 31, 2017, respectively, and net sales for the quarters ended December 31, September 30 and June 30, 2017, respectively, as translated at the foreign exchange rates for the quarter ended March 31, 2017 with each then compared to the net sales for the most recent prior period (constant currency sequential net sales).

	Q4 17 at Reported Foreign Exchange Rates	Foreign Exchange Translation Impact	Q4 17 at Q1 17 Foreign Exchange Rates	Q3 17 at Q1 17 Foreign Exchange Rates	Sequential Growth $	Sequential Growth %
Europe	$144,052	$(12,999)	$131,053	$133,350	$(2,297)	(1.7)%
NA/HME	79,351	(301)	79,050	79,069	(19)	—
IPG	13,804	(15)	13,789	13,941	(152)	(1.1)
Asia Pacific	13,144	44	13,188	13,686	(498)	(3.6)
Consolidated	$250,351	$(13,271)	$237,080	$240,046	$(2,966)	(1.2)%

	Q3 17 at Reported Foreign Exchange Rates	Foreign Exchange Translation Impact	Q3 17 at Q1 17 Foreign Exchange Rates	Q2 17 at Q1 17 Foreign Exchange Rates	Sequential Growth $	Sequential Growth %
Europe	$143,281	$(9,931)	$133,350	$126,226	$7,124	5.6%
NA/HME	79,516	(447)	79,069	77,791	1,278	1.6
IPG	13,975	(34)	13,941	15,335	(1,394)	(9.1)
Asia Pacific	14,134	(448)	13,686	12,114	1,572	13.0
Consolidated	$250,906	$(10,860)	$240,046	$231,466	$8,580	3.7%

	Q2 17 at Reported Foreign Exchange Rates	Foreign Exchange Translation Impact	Q2 17 at Q1 17 Foreign Exchange Rates	Q1 17 at Reported Foreign Exchange Rates	Sequential Growth $	Sequential Growth %
Europe	$128,485	$(2,259)	$126,226	$119,508	$6,718	5.6%
NA/HME	77,689	102	77,791	84,262	(6,471)	(7.7)
IPG	15,320	15	15,335	16,373	(1,038)	(6.3)
Asia Pacific	12,023	91	12,114	11,580	534	4.6
Consolidated	$233,517	$(2,051)	$231,466	$231,723	$(257)	(0.1)%

	Q1 17 at Reported Foreign Exchange Rates	Q2 17 at Q1 17 Foreign Exchange Rates	Q3 17 at Q1 17 Foreign Exchange Rates	Q4 17 at Q1 17 Foreign Exchange Rates	Q2 17 vs Q1 17 Sequential Growth %	Q3 17 vs Q2 17 Sequential Growth %	Q4 17 vs Q3 17 Sequential Growth %
Europe	$119,508	$126,226	$133,350	$131,053	5.6%	5.6%	(1.7)%
NA/HME	84,262	77,791	79,069	79,050	(7.7)	1.6	—
IPG	16,373	15,335	13,941	13,789	(6.3)	(9.1)	(1.1)
Asia Pacific	11,580	12,114	13,686	13,188	4.6	13.0	(3.6)
Consolidated	$231,723	$231,466	$240,046	$237,080	(0.1)%	3.7%	(1.2)%

Part II	Management Discussion & Analysis	Net Sales

The net sales amounts in the above table are converted at Q1 2017 foreign exchange rates so that the sequential change in net sales can be shown, excluding the impact of changes in foreign currency exchange rates.

Results for 2017 reflected the company's efforts to stabilize net sales sequentially, specifically in its NA/HME segment through new product introduction and focus on clinically complex products, and increased productivity from its new commercial salesforce. Sequential sales reflect the general improvement for NA/HME in the second half of 2017.

Sequentially, net sales for Europe also showed improvement in the second half of 2017 as compared to the first half, which has historically been typical for this segment. The Asia Pacific segment showed strong sequential growth throughout the year while IPG sequential sales declined as the segment continued to work through its customer mix shift with the long-term care channel.

Part II	Management Discussion & Analysis	Net Sales

The company realized a favorable impact from sales mix year-to-date attributable to mobility and seating products, which comprise most of the company's clinically complex product portfolio. This favorable net sales mix shift is the result of the company's continued transformation and, in particular, the implementation of Phase One of the transformation, where the company focused on shifting and narrowing the product portfolio and alignment of resources to focus on clinically complex solutions. Declines in lifestyle products are expected with the transformation while the company is focused on reversing the declines in respiratory products.

2016 Versus 2015

($ in thousands USD)	2016	2015	Reported % Change	Foreign Exchange % Impact	Constant Currency % Change
Europe	534,801	535,372	(0.1)	(3.1)	3.0
NA/HME	402,914	475,287	(15.2)	(0.2)	(15.0)
IPG	64,413	87,137	(26.1)	(0.2)	(25.9)
Asia/Pacific	45,346	44,542	1.8	(1.7)	3.5
Consolidated	1,047,474	1,142,338	(8.3)	(1.6)	(6.7)

NA/HME less divested GCM	376,306	440,468	(14.6)	(0.3)	(14.3)
IPG less divested Rentals	64,413	72,794	(11.5)	(0.2)	(11.3)
Consolidated less all divested	1,020,866	1,093,176	(6.6)	(1.7)	(4.9)

Consolidated net sales for 2016 decreased 8.3% for the year, to $1,047,474,000 from $1,142,338,000 in 2015. Foreign currency translation decreased net sales by 1.6 percentage points. Constant currency net sales decreased 6.7% compared to 2015. Higher constant currency net sales in the Europe and Asia/Pacific segments were offset by lower constant currency net sales in the NA/HME and IPG segments. Constant currency net sales for the company, excluding the impact of all the divested businesses (GCM and rentals businesses), decreased 4.9% compared to 2015.

Europe - European net sales decreased 0.1% in 2016 compared to the prior year to $534,801,000 from $535,372,000 as foreign currency translation decreased net sales by 3.1 percentage points. Constant currency net sales increased 3.0% compared to 2015. The improvements in constant currency net sales were driven by increased sales of mobility and seating and lifestyle products.

NA/HME - NA/HME net sales decreased 15.2% in 2016 versus the prior year to $402,914,000 from $475,287,000 with foreign currency translation decreasing net sales by 0.2 of a percentage point. Constant currency net sales decreased 15.0% compared to the prior year. Excluding the net sales impact of the divested GCM business, reported net sales decreased by 14.6% and by 14.3% on a constant currency basis. The decreases in constant currency net sales were primarily driven by reduced sales of lifestyle and respiratory products while mobility and seating declined slightly.

IPG - IPG net sales decreased 26.1% in 2016 over the prior year to $64,413,000 from $87,137,000 as foreign currency translation decreased sales by 0.2 of a percentage point. Excluding the net sales impact of the divested rentals businesses, reported net sales decreased by 11.5% and by 11.3% on a constant currency basis. The decreases in constant currency net sales of the non-rentals businesses were driven by sales declines in all major product categories.

Asia/Pacific - Asia/Pacific net sales increased 1.8% in 2016 from the prior year to $45,346,000 from $44,542,000. Foreign currency translation decreased net sales by 1.7 percentage points. Constant currency net sales increased 3.5% compared to 2015 due to net sales increases in the Australia and New Zealand distribution businesses and at the company's subsidiary that produces microprocessor controllers.

Part II	Management Discussion & Analysis	Gross Profit

GROSS PROFIT

2017 Versus 2016
Consolidated gross profit as a percentage of net sales was 27.9% in 2017 as compared to 27.1% in 2016. Excluding the impact of the divested GCM business, gross profit as a percentage of net sales for 2017 increased by 0.5 of a percentage point as compared to 2016. The gross margin improvement was principally a result of the strategic shift toward mobility and seating products and reduced freight costs partially offset by increased manufacturing costs, including unfavorable impact from foreign exchange. Gross profit as a percentage of net sales increased for all segments. Gross profit dollars increased for the Europe and Asia/Pacific segments but declined in NA/HME and IPG principally due to lower net sales.

Europe - Gross profit as a percentage of net sales increased 0.4 of a percentage point in 2017 from the prior year and gross margin dollars increased by $2,547,000. The increase in margin dollars was principally due to favorable net sales mix and reduced warranty expense partially offset by unfavorable manufacturing variances, including negative impact from foreign exchange, and R&D expenses.

NA/HME - Gross profit as a percentage of net sales increased by 0.8 of a percentage point in 2017 from the prior year while gross margin dollars decreased by $16,293,000. Excluding the impact of the divested GCM business, gross margin as a percentage of net sales increased by 0.5 of a percentage point, while gross profit dollars decreased by $10,796,000. The decrease in gross profit dollars was primarily due to net sales volume declines and partially offset by reduced freight, warranty and R&D expenses as well as favorable net sales mix.

IPG - Gross profit as a percentage of net sales increased 1.3 percentage points in 2017 from the prior year and gross margin dollars decreased $681,000. The decrease in gross profit dollars was driven by volume declines partially offset by favorable sales mix and reduced freight expense.

Asia/Pacific - Gross profit as a percentage of net sales increased 0.9 of a percentage point in 2017 from the prior year and gross margin dollars increased $950,000. The increase was primarily attributable to volume increases, favorable net sales mix and reduced research and development expense partially offset by unfavorable manufacturing variances and increased warranty expense.
Sequential gross margin as a percentage of net sales and gross margin dollars stabilized during 2017 with the decline in the fourth quarter of 2017 driven by the liquidation of inventories built up over the year to facilitate smooth transitions in 2017 related to plant closures and manufacturing costs related to product transfers, and year-end promotional activities.

Part II	Management Discussion & Analysis	Gross Profit

The increase in gross profit dollars during the second half of 2017 was driven by volume increases, favorable sales mix, and favorable foreign currency partially offset by unfavorable manufacturing variances and increased freight and warranty expense. Sequential gross margin dollars increased in the Europe and Asia/Pacific segments but declined in the NA/HME and IPG segments.

Research and development

The company continued to invest in research and development activities in 2017. The company dedicated funds to applied research activities to ensure that new and enhanced design concepts are available to its businesses. Research and development expenditures, which are included in costs of products sold, increased to $17,796,000 in 2017 from $17,123,000 in 2016. The expenditures, as a percentage of net sales, were 1.8% and 1.6% in 2017 and 2016, respectively.

2016 Versus 2015
Consolidated gross profit as a percentage of net sales was 27.1% in 2016 as compared to 27.4% in 2015. Excluding the impact of all the divested businesses, gross margin as a percentage of net sales for 2016 increased by 0.2 of a percentage point as compared to 2015 driven by favorable sales mix principally offset by increased warranty expense. Gross margin as a percentage of net sales increased for the NA/HME and Asia/Pacific segments with declines in the Europe and IPG segments. Gross profit dollars declined in all segments, except for Asia/Pacific, with the largest declines in NA/HME and IPG. The decline in IPG was primarily impacted by the sale of the rentals businesses in 2015.

Gross profit in Europe as a percentage of net sales decreased 0.7 of a percentage point in 2016 from the prior year and gross margin dollars decreased by $2,937,000. The decrease in margin was principally due to unfavorable foreign currency, pricing, warranty and R&D expense. Incremental warranty recall expense of $1,490,000 was recorded in 2016 for a component of a lifestyles product.

NA/HME gross profit as a percentage of net sales increased by 0.5 of a percentage point in 2016 from the prior year while gross margin dollars decreased by $12,890,000 driven by net sales declines and increased warranty expense. The 2016 gross margin reflects warranty recall expense of $1,366,000, or 0.3 of a percentage point, for a recall which was related to a component on a lifestyles product. In comparison, warranty recall expense reversals of $2,325,000, or 0.5 of a percentage point, were recorded in 2015.

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

See “Accrued Expenses” in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for the total warranty provision amounts and a reconciliation of the changes in the warranty accrual.

Research and Development

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

Part II	Management Discussion & Analysis	SG&A

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

2017 Versus 2016

($ in thousands USD)	2017	2016	Reported Change	Foreign Exchange Impact	Constant Currency Change
SG&A Expenses - $	296,816	303,781	(6,965)	72	(7,037)
SG&A Expenses - % change			(2.3)	—	(2.3)
% to net sales	30.7	29.0
Consolidated less divested GCM - $	296,816	300,252	(3,436)	72	(3,508)
Consolidated less divested GCM - % change			(1.1)	0.1	(1.2)
% to net sales	30.7	29.4

 The table above provides selling, general and administrative (SG&A) expense change as reported and as adjusted to exclude the impact of foreign exchange translation (constant currency SG&A) as well as SG&A expense further adjusted to exclude the impact of the sale of GCM, which was sold in September 2016 and not deemed a discontinued operation from an external reporting perspective. “Constant currency SG&A" is a non-GAAP financial measure, which is defined as SG&A expenses excluding the impact of foreign currency translation. The current year's functional currency SG&A expenses are translated using the prior year's foreign exchange rates. These amounts are then compared to the prior year's SG&A expenses to calculate the constant currency SG&A expense change. Management believes that this financial measure provides meaningful information for evaluating the core operating performance of the company.

Consolidated SG&A expenses as a percentage of net sales were 30.7% in 2017 and 29.0% in 2016. The overall dollar decrease was $6,965,000, or 2.3%, with foreign currency translation increasing expense by $72,000. Excluding the impact of foreign currency translation, SG&A expenses decreased $7,037,000, or 2.3%. Excluding the impact of the divested GCM business and foreign currency translation, SG&A expense decreased $3,508,000, or 1.2%, compared to 2016, primarily driven by reduced product liability and legal costs partially offset by negative impact of foreign currency transactions and higher bad debt expense.

Europe - European SG&A expenses increased by 2.9%, or $3,510,000, in 2017 compared to 2016. Foreign currency translation decreased expense by approximately $409,000 or 0.4%. Excluding the foreign currency translation impact, SG&A expenses increased by $3,919,000, or 3.3%, primarily attributable to increased employment and information technology expense.

NA/HME - SG&A expenses for NA/HME decreased 8.4%, or $11,341,000, in 2017 compared to 2016 with foreign currency translation increasing expense by $186,000 or 0.1%. Excluding the foreign currency translation, SG&A expense decreased $11,527,000, or 8.5%, Excluding the impact of the divested GCM business and foreign currency translation, SG&A expense decreased $7,998,000, or 6.0%, compared to 2016 driven primarily by decreased employment, legal and product liability costs partially offset by unfavorable foreign currency transactions.

IPG - SG&A expenses for IPG decreased by 7.1%, or $826,000, in 2017 compared to 2016. Excluding the impact of foreign currency translation, SG&A expenses decreased by $835,000, or 7.2%, primarily related to lower employment costs.

Asia/Pacific - Asia/Pacific SG&A expenses decreased 2.9%, or $459,000, in 2017 compared to 2016. Foreign currency translation increased expense by $286,000 or 1.8%. Excluding the foreign currency translation impact, SG&A expenses decreased $745,000, or 4.7%, principally related to lower employment costs and favorable foreign currency transactions.

Other - SG&A expenses related to the Other Segment increased by 10.7% or $2,151,000 in 2017 as compared to 2016 primarily related to increased employment costs.

Part II	Management Discussion & Analysis	SG&A

2016 Versus 2015

($ in thousands USD)	2016	2015	Reported Change	Foreign Exchange Impact	Constant Currency Change
SG&A Expenses - $	303,781	318,646	(14,865)	(4,226)	(10,639)
SG&A Expenses - % change			(4.7)	(1.4)	(3.3)
% to net sales	29.0	27.9
Consolidated less divested - $	300,252	302,266	(2,014)	(4,226)	2,212
Consolidated less divested - % change			(0.7)	(1.4)	0.7
% to net sales	29.4	27.7

Consolidated SG&A expenses as a percentage of net sales were 29.0% in 2016 and 27.9% in 2015. The overall dollar decrease was $14,865,000, or 4.7%, with foreign currency translation decreasing expense by $4,226,000 or 1.4%. Excluding the impact of foreign currency translation, SG&A expenses decreased $10,639,000, or 3.3%. Excluding the impacts of all the divested businesses and foreign currency translation, SG&A expense increased $2,212,000, or 0.7%, compared to 2015, primarily related to increased product liability and employment costs. The SG&A expense in 2015 included a write-off of costs related to a canceled legacy software program based on a change in the NA/HME IT strategy.

Europe - European SG&A expenses increased by 2.4%, or $2,810,000, in 2016 compared to 2015. Foreign currency translation decreased expense by approximately $3,224,000 or 2.7%. Excluding the foreign currency translation impact, SG&A expenses increased by $6,034,000, or 5.1%, principally related to increased employment costs.

NA/HME - SG&A expenses for NA/HME decreased 3.1%, or $4,334,000, in 2016 compared to 2015 with foreign currency translation decreasing expense by $722,000 or 0.5%. Excluding the foreign currency translation, SG&A expense decreased $3,612,000, or 2.6%, principally as a result of reduced regulatory costs in 2016, a $4,031,000 write-off of costs for a canceled legacy software program in 2015, and a reduction in expense in 2016 resulting from the GCM divestiture.

IPG - SG&A expenses for IPG decreased by 50.7%, or $11,949,000, in 2016 compared to 2015. Excluding the impact of foreign currency translation, SG&A expenses decreased by $11,927,000, or 50.6%, primarily related to a reduction in expense for the rentals business divestiture ($11,239,000) and employment costs.

Asia/Pacific - Asia/Pacific SG&A expenses decreased 6.1%, or $1,018,000, in 2016 compared to 2015. Foreign currency translation decreased expense by $258,000 or 1.6%. Excluding the foreign currency translation impact, SG&A expenses decreased $760,000, or 4.5%, principally as a result of favorable foreign currency transactions and reduced employment costs.

Other - SG&A expenses related to the Other Segment decreased by 1.8% or $374,000 in 2016 as compared to 2015 primarily related to decreased legal expense in 2016.

Part II	Management Discussion & Analysis	Operating Income

OPERATING INCOME (LOSS)

($ in thousands USD)				2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
Europe	33,160	34,122	39,869	(962)	(2.8)	(5,747)	(14.4)
NA/HME	(42,831)	(37,876)	(29,320)	(4,955)	(13.1)	(8,556)	(29.2)
IPG	5,839	5,693	7,834	146	2.6	(2,141)	(27.3)
Asia/Pacific	(27)	(1,436)	(3,493)	1,409	98.1	2,057	58.9
All Other	(23,706)	(20,657)	(20,712)	(3,049)	(14.8)	55	0.3
Gains on sale of businesses	—	7,386	24	(7,386)	(100.0)	7,362	30,675
Charges related to restructuring	(12,274)	(2,447)	(1,971)	(9,827)	(401.6)	(476)	(24.2)
Impairment of an intangible asset	(320)	—	—	(320)	(100.0)	—	—
Consolidated Operating Income (Loss)	(40,159)	(15,215)	(7,769)	(24,944)	(163.9)	(7,446)	(95.8)

2017 Versus 2016

Consolidated operating loss increased by $24,944,000 to a loss of $40,159,000 in 2017 from a loss of $15,215,000 in 2016. Excluding a $7,386,000 gain on sale of the GCM business in 2016, the loss increased by $17,558,000 compared to 2016 primarily due to increased restructuring costs of $9,827,000 and lower net sales.

Europe - Operating income decreased in 2017 compared to 2016 primarily related to unfavorable manufacturing costs, including unfavorable foreign exchange, and increased information technology, R&D and employment costs, partially offset by increased constant currency net sales, favorable net sales mix and reduced warranty expense.

NA/HME - Operating loss increased in 2017 compared to 2016 primarily related to net sales declines partially offset by favorable sales mix and reduced freight, employment, product liability, warranty, legal and R&D expenses. In addition, 2016 included $1,969,000 in operating income for GCM.

IPG - Operating income increased in 2017 compared to 2016 primarily related to reduced SG&A, related to employment costs, and favorable product mix principally offset by net sales declines.

Asia/Pacific - Operating loss decreased in 2017 compared to 2016 primarily related to increased constant currency net sales, favorable sales mix, reduced R&D expense, and favorable foreign exchange.

All Other - Operating loss increased in 2017 compared to 2016 due to increased employment costs.

Gain on sale of business

As a result of the sale of GCM on September 30, 2016, the company recorded a gain in 2016 of $7,386,000 on the sale, which represents the excess of the net sales price over the book value of the net assets of GCM.

Charge Related to Restructuring Activities

The company's restructuring charges were primarily originally necessitated by continued declines in Medicare and Medicaid reimbursement by the U.S. government, as well as similar healthcare reimbursement pressures abroad, which negatively affect the company's customers (e.g. home health care providers) and continued pricing pressures faced by the company due to the outsourcing by competitors to lower cost locations. Restructuring decisions were also the result of reduced profitability in the NA/HME and Asia/Pacific segments. In addition, as a result of the company's transformation strategy, additional restructuring actions were incurred in 2016 and continued in 2017. The company expects any near-term cost savings from restructuring will be offset by other costs because of pressures on the business.

Charges for the year ended December 31, 2017 totaled $12,274,000 which were related to NA/HME segment ($8,889,000), Europe ($1,975,000) and the Asia/Pacific segment ($1,410,000). The 2017 charges relate to plant closures/transfers and general reduction in force. In NA/HME, costs were incurred related to severance ($8,162,000) and lease termination costs ($727,000). The European charges were incurred related to severance ($1,753,000) and lease termination costs ($222,000). The Asia/Pacific charges were for severance costs. Payments for the year ended December 31, 2017 were $10,438,000 and the cash payments were funded with company's cash on hand.

Part II	Management Discussion & Analysis	Operating Income

Charges for the year ended December 31, 2016 totaled $2,447,000 which were related to NA/HME segment ($2,347,000) and the Asia/Pacific segment ($100,000). In NA/HME, costs were incurred related to severance ($1,862,000) and lease termination costs ($485,000). The Asia/Pacific charges were for severance costs. Payments for the year ended December 31, 2016 were $2,992,000 and the cash payments were funded with company's cash on hand. The 2016 charges have been paid out.

To date, the company's liquidity has not been materially impacted; however, the company's disclosure below in Liquidity and Capital Resources highlights risks that could negatively impact the company's liquidity. See also "Charges Related to Restructuring Activities" in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Impairment of intangible asset

In accordance with ASC 350, Intangibles - Goodwill and Other, the company reviews intangibles for impairment. As a result of the company's 2017 intangible review, the company recognized an intangible impairment charge in the IPG segment of $320,000 ($237,000 after-tax) related to a trademark with an indefinite life. The fair value of the trademark was calculated using a relief from royalty payment methodology which requires applying an estimated market royalty rate to forecasted net sales and discounting the resulting cash flows to determine fair value.

2016 Versus 2015

Consolidated operating loss increased by $7,446,000 to a loss of $15,215,000 in 2016 from a loss of $7,769,000 in 2015. Excluding gains on sales of business in both periods, the loss increased by $14,808,000 compared to 2016 primarily due to lower net sales.

Europe - Operating income decreased in 2016 compared to 2015 primarily related to unfavorable foreign currency, pricing, warranty and R&D expense as well as increased employment costs.

NA/HME - Operating loss increased in 2016 compared to 2015 primarily related to net sales declines, increased warranty expense and reduced operating income resulting from divesting GCM, partially offset by reduced regulatory costs.

IPG - Operating income decreased in 2016 compared to 2015 primarily related to net sales declines, unfavorable sales mix and increased warranty expense partially offset by reduced SG&A, primarily related to lower employment costs.

Asia/Pacific - Operating loss decreased in 2016 compared to 2015 primarily related to increased constant currency net sales, favorable sales mix, reduced manufacturing costs, favorable foreign currency transactions and reduced employment costs partially offset by higher R&D expense.

All Other - Operating loss was relatively unchanged in 2016 compared to 2015.

Gains on Sale of Businesses

As a result of the sale of GCM on September 30, 2016, the company recorded a gain in 2016 of $7,386,000 on the sale, which represents the excess of the net sales price over the book value of the net assets of GCM. As a result of the sale of the rentals business on July 2, 2015, the company recorded a gain of $24,000 in 2015, which represented the excess of the net sales price over the book value of the net assets of the rentals businesses.

Charge Related to Restructuring Activities

Charges for the year ended December 31, 2016 totaled $2,447,000 which were related to NA/HME segment ($2,347,000) and the Asia/Pacific segment ($100,000). In NA/HME, costs were incurred related to severance ($1,862,000) and lease termination costs ($485,000). The Asia/Pacific charges were for severance costs. Payments for the year ended December 31, 2016 were $2,992,000 and the cash payments were funded with company's cash on hand. The 2016 charges have been paid out.

Charges for the year ended December 31, 2015 totaled $1,971,000 including charges for severance ($1,678,000) and charges primarily in the NA/HME segment ($293,000) principally related to a building lease termination. Severance charges were incurred in the NA/HME segment ($1,069,000), Europe segment ($510,000), IPG segment ($73,000) and Asia/Pacific segment ($26,000) related to the elimination of certain positions as a result of general restructuring efforts. Payments for the year ended December 31, 2015 were $3,723,000 and were funded with cash on hand. The 2015 charges have been paid out.

Part II	Management Discussion & Analysis	Other Items

OTHER ITEMS

2017 Versus 2016

Net Gain (Loss) on Convertible Debt Derivatives

($ in thousands USD)	Change in Fair Value - Gain (Loss)
	2017	2016
Convertible Note Hedge Assets	43,344	(2,504)
Convertible Debt Conversion Liabilities	(47,001)	3,772
Net gain (loss) on convertible debt derivatives	(3,657)	1,268

The company recognized a net loss of $3,657,000 in 2017 compared to a net gain of $1,268,000 in 2016 related to the fair value of convertible debt derivatives. See "Long-Term Debt" in the notes to the Consolidated Financial Statements included elsewhere in this report for more detail.

Interest

($ in thousands USD)	2017	2016	$ Change	% Change
Interest Expense	22,907	15,875	7,032	44.3
Interest Income	(473)	(265)	(208)	(78.5)

Interest expense increased due to the convertible debt issuance in the second quarter of 2017.

Income Taxes

The company had an effective tax rate charge of 15.5% and 45.0% on losses before taxes in 2017 and 2016, respectively, compared to an expected benefit at the U.S. statutory rate of 35.0% on the pre-tax losses for each period. The company's effective tax rate in 2017 and 2016 was unfavorable compared to the U.S. federal statutory rate expected benefit, principally due to the negative impact of the company's inability to record tax benefits related to the significant losses in countries which had tax valuation allowances. During the fourth quarter of 2017, the company's effective tax rate also provisionally benefited by 2.4% due to the U.S. federal tax legislation rate reduction. The effective tax rate was reduced by certain taxes outside the United States, excluding countries with tax valuation allowances, that were at an effective rate lower than the U.S. statutory rate. During 2016, installment payments were made related to a previously disclosed liability for uncertain tax positions including accelerating the balance of the installment obligation, in order to reduce interest costs. See “Income Taxes” in the Notes to the Consolidated Financial Statements included elsewhere in this report for more detail.

2016 Versus 2015

Interest

($ in thousands USD)	2016	2015	$ Change	% Change
Interest Expense	15,875	4,136	11,739	283.8
Interest Income	(265)	(165)	(100)	(60.6)

Interest expense increased due to the convertible debt issuance in the first quarter of 2016 and, to a lesser extent, capital lease interest expense as a result of the real estate sale and leaseback transaction completed during the second quarter of 2015.

Income Taxes

The company had an effective tax rate of 45.0% in 2016 compared to an expected benefit of 35.0% on the continuing operations pre-tax loss and an effective tax rate of 125.3% in 2015 compared to an expected benefit of 35.0% on the pre-tax loss from continuing operations. The company's effective tax rates in 2016 and 2015 both were unfavorable to the expected U.S. federal statutory rate benefit for those years due to the negative impact of the company not being able to record tax benefits related to losses in those countries which had tax valuation allowances for the year, which more than offset the benefit of foreign income taxed at rates below the U.S. statutory rate. See “Income Taxes” in the Notes to the Consolidated Financial Statements included elsewhere in this report for more detail.

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

Part II	Management Discussion & Analysis	Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES

The company continues to maintain an adequate liquidity position through its cash balances and unused bank lines of credit (see Long-Term Debt in the Notes to the Consolidated Financial Statements included in this report) as described below.

Key balances on the company's balance sheet and related metrics:

($ in thousands USD)	December 31, 2017	December 31, 2016	$ Change	% Change
Cash and cash equivalents	176,528	124,234	52,294	42.1
Working capital (1)	238,850	188,211	50,639	26.9
Total debt (2)	301,415	196,501	104,914	53.4
Long-term debt (2)	299,375	181,240	118,135	65.2
Total shareholders' equity	423,294	422,387	907	0.2
Credit agreement borrowing availability (3)	39,949	44,260	(4,311)	(9.7)

(1)	Current assets less current liabilities.

(2)	Long-term debt and Total debt include debt issuance costs recognized as a deduction from the carrying amount of debt liability and debt discounts classified as debt or equity.

(3)
Reflects the combined availability of the company's North American and European asset-based revolving credit facilities. The change is borrowing availability is due to changes in the calculated borrowing base.

The company's cash and cash equivalents were $176,528,000 and $124,234,000 at December 31, 2017 and December 31, 2016, respectively. The increase in cash balances at December 31, 2017 compared to December 31, 2016 was primarily the result of the net proceeds received from the issuance of the 2022 Notes in the second quarter of 2017 partially offset by cash utilized for normal operations and by the February 2, 2017 repurchase of all the outstanding principal amount of convertible senior subordinated debentures due 2027 (the "debentures") totaling $13,350,000 as the holders exercised their February 1, 2017 right to require the company to repurchase their debentures.

Debt repayments, acquisitions, divestitures, the timing of vendor payments, the timing of customer rebate payments, the granting of extended payment terms to significant national accounts and other activity can have a significant impact on the company's cash flow and borrowings outstanding such that the cash reported at the end of a given period may be materially different than cash levels during a given period. While the company has cash balances in various jurisdictions around the world, there are no material restrictions regarding the use of such cash for dividends within the company, loans or other purposes, except in China where the cash balance as of December 31, 2017 was approximately $1,596,000.

The company's total debt outstanding, inclusive of the debt discount related to the debentures included in equity in accordance with FSB APB 14-1 as well as the debt discount and fees associated with the company's Convertible Senior
Notes due 2021 and 2022 ("the Notes"), increased by $104,914,000 to $301,415,000 at December 31, 2017 from $196,501,000 as of December 31, 2016.

The company's balance sheet reflects the impact of ASC 470-20, which reduced debt and increased equity by $311,000 as of December 31, 2016 related to the debentures. The debt discount and fees associated with the 2021 and 2022 Notes reduced the company's reported debt balance by $57,970,000 and $34,841,000 as of December 31, 2017 and December 31, 2016, respectively. The debt increase in 2017 was principally a result of issuing $120,000,000 aggregate principal amount of 2022 Notes. At December 31, 2017 and December 31, 2016, the company had zero borrowings outstanding under its revolving credit facility.

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

As determined pursuant to the borrowing base formula for the U.S. and Canadian borrowers, the company’s borrowing base including the period ending December 31, 2017 under the U.S. and Canadian Credit Facility of the Credit Agreement was approximately $46,431,000, with aggregate borrowing availability of approximately $26,453,000, taking into account the $5,000,000 minimum availability reserve, then-outstanding letters of credit, other reserves and the $11,250,000 dominion trigger amount noted below. As determined pursuant to the borrowing base formula for the European borrowers, the company’s borrowing base

Part II	Management Discussion & Analysis	Liquidity and Capital Resources

including the period ending December 31, 2017 under the European Credit Facility of the Credit Agreement was approximately $19,871,000, with aggregate borrowing availability of approximately $13,496,000, considering the $3,000,000 minimum availability reserve and the $3,375,000 dominion trigger amount noted below. As of December 31, 2017, the combined aggregate borrowing availability under the U.S. and Canadian Credit Facility and the European Credit Facility of the Credit Agreement was $39,949,000.

As a result of entering into the Credit Agreement, the company incurred fees which were capitalized and are being amortized as interest expense through January 16, 2021 of which $1,184,000 are yet to be amortized as of December 31, 2017. In addition, as a result of terminating the previous credit agreement, which was scheduled to mature in October 2015, the company wrote-off $668,000 in previously capitalized fees in the first quarter of 2015, which is reflected in the expense of the North America / HME segment.
As of December 31, 2017, the company was in compliance with all covenant requirements under the Credit Agreement. The Credit Agreement contains customary representations, warranties and covenants including dominion triggers requiring the company to maintain borrowing capacity of not less than $11,250,000 on an given business day or $12,500,000 for five consecutive days related to the U.S. and Canadian borrowers, and $3,375,000 on an given business day or 12.5% of the maximum amount that may be drawn under the European Credit Facility for five consecutive days related to European borrowers, in order to avoid triggering full control by an agent for the lenders of the company's cash receipts for application to the company's obligations under the agreement.

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

In the first quarter of 2016, the company issued $150,000,000 aggregate principal amount of 2021 Notes in a private offering which bear interest at a rate of 5.00% per year payable semi-annually and will mature in February 2021, unless repurchased or converted in accordance with their terms prior to such date. Prior to August 15, 2020, the notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The net proceeds from the offering of the 2021 Notes were $144,034,000, after deducting fees and estimated offering expenses payable by the company. Approximately $5,000,000 of the net proceeds from the offering was used to repurchase the company’s common shares, and $15,600,000 of the net proceeds was used to pay the net cost of the convertible note hedge and warrant transactions. The company incurred fees which were capitalized and are being amortized as interest expense through February 2021 of which $3,745,000 have yet to be amortized as of December 31, 2017.

In the second quarter of 2017, the company issued $120,000,000 aggregate principal amount of the 2022 Notes in a private offering which bear interest at a rate of 4.50% per year payable semi-annually and will mature in June 2022, unless repurchased or converted in accordance with their terms prior to such date. Prior to December 1, 2021, the 2022 notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The net proceeds from the offering of the 2022 notes were approximately $115,289,000, after deducting fees and offering expenses of $4,711,000. These debt issuance costs were capitalized and are being amortized as interest expense through June 2022 of which $3,947,000 have yet to be amortized as of December 31, 2017. A portion of the net proceeds from the offering were used to pay the cost of the convertible note hedge transactions (after such cost is partially offset by the proceeds to the company from the warrant transactions), which net cost was $10,680,000.

Unless and until the company obtains shareholder approval of the issuance of the company's common shares upon conversion of the Notes under applicable New York Stock Exchange rules, the Notes will be convertible, subject to certain conditions, into cash. If the company obtains such shareholder approval, the Notes may be settled in cash, the company’s common shares or a combination of cash and the company’s common shares, at the company’s election.

In connection with the Notes offerings, the company entered into privately negotiated convertible note hedge

Part II	Management Discussion & Analysis	Liquidity and Capital Resources

transactions with certain financial institutions (the “option counterparties”). These transactions cover, subject to customary anti-dilution adjustments, the number of the company’s common shares that will initially underlie the Notes, and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the Notes. The company entered into separate, privately negotiated warrant transactions with the option counterparties at a higher strike price relating to the same number of the company’s common shares, subject to customary anti-dilution adjustments, pursuant to which the company sold warrants to the option counterparties. The warrants could have a dilutive effect on the company’s outstanding common shares and the company’s earnings per share to the extent that the price of the company’s common shares exceeds the strike price of those warrants.

The company has used, and intends to continue to use the remaining net proceeds from the Notes offerings for working capital and general corporate purposes, which may include funding portions of the company’s ongoing turnaround and addressing potential risks and contingencies. The net proceeds have allowed the company to invest in new products, people, marketing initiatives and working capital to transform the business and pursue growth.

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

While there is general concern about the potential for rising interest rates, the company expects that it will be able to absorb modest rate increases in the months ahead without any material impact on its liquidity or capital resources. For 2017 and 2016, the weighted average interest rate on all borrowings, excluding capital leases, was 4.84% and 4.85%, respectively.

See Long-Term Debt in the Notes to the Consolidated Financial Statements for more details regarding the company's credit facilities.

CAPITAL EXPENDITURES

There were no individually material capital expenditure commitments outstanding as of December 31, 2017. The company estimates that capital investments for 2018 will be approximately $20,000,000 to $25,000,000 compared to actual capital expenditures of $14,569,000 in 2017. The anticipated increase relates primarily to the company's investments to transform the company. The company believes that its balances of cash and cash equivalents and existing borrowing facilities will be sufficient to meet its operating cash requirements and fund required capital expenditures (see "Liquidity and Capital Resources"). The Credit Agreement limits the company's annual capital expenditures to $35,000,000.

DIVIDEND POLICY

It is the company’s policy to pay a nominal dividend in order for its stock to be more attractive to a broader range of investors. For 2017, annualized dividends of $0.05 per Common Share and $0.045 per Class B Common Share were declared and paid. It is not anticipated that this annual dividend rate will change materially as the company believes that capital should be kept available for investments and growth opportunities as a result of its multi-year turnaround strategy.

Part II	Management Discussion & Analysis	Cash Flows

CASH FLOWS

Cash flows used by operating activities were $25,774,000 in 2017, compared to cash used of $56,613,000 in the previous year. The 2017 operating cash flows were negatively impacted by net loss and declines in accrued expenses and accounts payable. Operating cash flows in 2017 were positively impacted by reduced inventory and accounts receivable. In 2016, operating cash flows were negatively impacted by net loss, declines in accrued expenses, including tax payments of approximately $12,500,000 related to a liability for uncertain tax positions and current taxes, and accounts payable as well as increased inventory. Operating cash flows in 2016 were positively impacted by a reduction in accounts receivable.
Cash flows used by investing activities were $14,648,000 in 2017, compared to cash flows provided by investing activities of $3,649,000 in 2016. Cash flow used by investing activities in 2017 included an increase of approximately $5,250,000 in demonstration equipment classified as purchases of property and equipment. The company determined the 2017 investment in certain demonstration equipment should be recorded as fixed assets and depreciated over their estimated useful life considering their estimated recoverable values. This determination was based on the company deciding to place the equipment in provider locations for longer periods of time versus historically, selling the units. Cash flows provided by investing activities in 2016 included net proceeds of $13,829,000 from the sale of GCM.
Cash flows provided by financing activities in 2017 were $88,097,000 compared to $118,549,000 in 2016. Cash flows provided in 2017 reflect net proceeds received as a result of the issuance of the 2022 Notes, including the net proceeds used for the related convertible note hedge transactions and payment of financing costs. These proceeds were partially offset by the repayment of $13,350,000 in aggregate principal amount of the 2027 Debentures. Cash flows provided in 2016 reflect net proceeds received as a result of the issuance of the 2021 Notes, including the net proceeds used for the related convertible note hedge transactions, repurchase of common shares and payment of financing costs.

Free cash flow is a non-GAAP financial measure and is reconciled to the corresponding GAAP measure as follows:

($ in thousands USD)	Twelve Months Ended December 31,
	2017	2016
Net cash used by operating activities	$(25,774)	$(56,613)
Plus: Sales of property and equipment	369	42
Less: Purchases of property and equipment	(14,569)	(10,151)
Free Cash Flow	$(39,974)	$(66,722)

Part II	Management Discussion & Analysis	Cash Flows

Free cash flow was negative $39,974,000 in 2017 compared to $66,722,000 in 2016. Free cash flow was impacted in both years by the same items affecting cash flows used by operation activities. Excluding the negative impact of $12,500,000 in tax payments, free cash flow in 2016 was negative $54,222,000. Free cash flow is a non-GAAP financial measure comprised of net cash used by operating activities less purchases of property and equipment plus proceeds from sales of property and equipment. Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the company and its ability to repay debt or make future investments (including acquisitions, etc.).

Free cash flow for 2017 improved sequentially during 2017 primarily because of improved working capital management related to the benefits of inventory and accounts receivable partially offset by accounts payable, and a reduced sequential net loss. In addition, the third quarter of 2017 reflects negative free cash flow related to the closure of the company's Suzhou, China, manufacturing facility as compared to positive free cash flow generated by the facility in the second quarter of 2017. Historically, the company realizes stronger cash flow in the second half of the year versus the first half of the year and the company anticipates its cash flow usage and seasonality for 2018 will be similar to 2017.
The company's approximate cash conversion days at December 31, 2017 and December 31, 2016 are as follows:
The days in inventory increase from year end 2016 was due to lower than expected net sales and inventory build primarily related to plant closures. The increase in days in receivables compared to 2016 was driven primarily by higher sales in the last quarter of 2017 compared to the last quarter of 2016.

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

Part II	Management Discussion & Analysis	Accounting Estimates and Pronouncements

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

Allowance for Uncollectible Accounts Receivable

The estimated allowance for uncollectible amounts is based primarily on management's evaluation of the financial condition of the customer. In addition, as a result of the third-party financing arrangement, management monitors the collection status of these contracts in accordance with the company's limited recourse obligations and provides amounts necessary for estimated losses in the allowance for doubtful accounts and establishing reserves for specific customers as needed.

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

Part II	Management Discussion & Analysis	Accounting Estimates and Pronouncements

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

In general, Invacare reviews inventory turns as an indicator of obsolescence or slow-moving product as well as the impact of new product introductions. Depending on the situation, the company may partially or fully reserve for the individual item. The company continues to increase its overseas sourcing efforts, increase its emphasis on the development and introduction of new products, and decrease the cycle time to bring new product offerings to market. These initiatives are potential sources of inventory obsolescence for both raw material and finished goods.

Goodwill, Intangible and Other Long-Lived Assets

Property, equipment, intangibles and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Under Intangibles-Goodwill and Other, ASC 350, goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. The company's measurement date for its annual goodwill impairment test is October 1 and the analysis is completed in the fourth quarter. Furthermore, goodwill and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Most of the company's goodwill and intangible assets relate to the company's Europe and IPG segments which were profitable in 2017.

To review goodwill for impairment in accordance with ASC 350, the company first estimates the fair value of each reporting unit and compares the calculated fair value to the carrying value of each reporting unit. A reporting unit is defined as an operating segment or one level below. The company has determined that its reporting units are the same as its operating segments. The company completes its annual impairment tests in the fourth quarter of each year. To estimate the fair values of the reporting units, the company utilizes a discounted cash flow (DCF) method in which the company forecasts income statement and balance sheet amounts based on assumptions regarding future sales growth, profitability, inventory turns, days' sales outstanding, etc. to forecast future cash flows. The cash flows are discounted using a weighted average cost of capital discount rate where the cost of debt is based on quoted rates for 20-year debt of companies of similar credit risk and the cost of equity is based upon the 20-year treasury rate for the risk-free rate, a market risk premium, the industry average beta and a small cap stock adjustment. The discount rates used have a significant impact upon the discounted cash flow methodology utilized in the company's annual impairment testing as higher discount rates decrease the fair value estimates. The assumptions used are based on a market participant's point of view and yielded a discount rate of 9.07% in 2017 for the company's annual impairment analysis for the reporting units with goodwill compared to 8.67% in 2016 and 9.41% in 2015.

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

As part of the company's review of goodwill for impairment, the company also considers the potential for impairment of any other assets. In 2017, the company performed a review for potential impairments of any other assets and recognized an intangible impairment charge in the IPG segment of $320,000 ($237,000 after-tax) related to a trademark with an indefinite life while no impairment of any other asset was recognized in 2016 or 2015. The fair value of the trademark was calculated using a relief from royalty payment methodology which requires applying an estimated market royalty rate to forecasted net sales and discounting the resulting cash flows to determine fair value.

While there was no indication of impairment in 2017 related to goodwill for the Europe or IPG segments, a future potential impairment is possible for any of the company's segments should actual results differ materially from forecasted results used in the valuation analysis. Furthermore, the company's annual valuation of goodwill can differ materially if the market inputs used to determine the discount rate change significantly. For instance, higher interest rates or greater stock price volatility would increase the discount rate and thus increase the chance of impairment. In consideration of this potential, the company reviewed the

Part II	Management Discussion & Analysis	Accounting Estimates and Pronouncements

results if the discount rate used were 100 basis points higher for the 2017 impairment analysis and determined that there still would not be any indicator of potential impairment for the Europe or IPG segments.

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

Warranty

Generally, the company’s products are covered by assurance-type warranties against defects in material and workmanship for various periods depending on the product from the date of sale to the customer. Certain components carry a lifetime warranty. In addition, the company has sold extended warranties that, while immaterial, require the company to defer the revenue associated with those warranties until earned. A provision for estimated warranty cost is recorded at the time of sale based upon actual experience. The company continuously assesses the adequacy of its product warranty accrual and makes adjustments as needed. Historical analysis is primarily used to determine the company’s warranty reserves. Claims history is reviewed and provisions are adjusted as needed. However, the company does consider other events, such as a product recall, which could warrant additional warranty reserve provision. See Accrued Expenses in the Notes to the Consolidated Financial Statements for a reconciliation of the changes in the warranty accrual.

Accounting for Stock-Based Compensation

The company accounts for share based compensation under the provisions of Compensation—Stock Compensation, ASC 718. The company has not made any modifications to the terms of any previously granted awards and no changes have been made regarding the valuation methodologies or assumptions used to determine the fair value of awards granted and the company continues to use a Black-Scholes valuation model to value options granted. As of December 31, 2017, there was $15,030,000 of total unrecognized compensation cost from stock-based compensation arrangements, which is related to non-vested options and shares, and includes $7,005,000 related to restricted stock awards, $5,523,000 related to performance awards and $2,502,000 related to non-qualified stock options.

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

Part II	Management Discussion & Analysis	Accounting Estimates and Pronouncements

Income Taxes

As part of the process of preparing its financial statements, the company is required to estimate income taxes in various jurisdictions. The process requires estimating the company’s current tax liability, including assessing uncertainties related to tax return filing positions, as well as estimating temporary differences due to the different treatment of items for tax and accounting policies. The temporary differences are reported as deferred tax assets and or liabilities. The company also must estimate whether it will more likely than not realize its deferred tax assets and whether a valuation allowance should be established. The company's deferred tax assets are offset by a valuation allowance in the U.S., Australia, Switzerland, New Zealand and for one entity in China. In the event that actual results differ from its estimates, the company’s provision for income taxes could be materially impacted. The company does not believe that there is a substantial likelihood that materially different amounts would be reported related to its critical accounting policies.

On December 22, 2017 the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings, if any, of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (5) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (6) creating a base erosion anti-abuse tax (BEAT), a new minimum tax, (7) creating a new limitation on deductible interest expense; and (8) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act.  SAB 118 provides a measurement period that should not extend beyond one year form the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

The company does not believe that there is a substantial likelihood that materially different amounts would be reported related to its critical accounting policies.

Accounting for Convertible Debt and Related Derivatives

In 2016 and 2017, the company issued $150,000,000 and $120,000,000 aggregate principal amount of the 2021 and 2022 Notes (the "Notes"), respectively. In connection with the offering of the Notes, the company entered into privately negotiated convertible note hedge transactions with certain counterparties. These transactions cover, subject to customary anti-dilution adjustments, the number of the company’s common shares that will initially underlie the Notes, and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the Notes.

The company entered into separate, privately negotiated warrant transactions with the option counterparties at a higher strike price relating to the same number of the company’s common shares, subject to customary anti-dilution adjustments, pursuant to which the company sold warrants to the option counterparties. The warrants could have a dilutive effect on the company’s outstanding common shares and the company’s earnings per share to the extent that the price of the company’s common shares exceeds the strike price of those warrants. The initial strike price of the warrants is $22.4175 and $21.4375 per share on the 2021 and 2022 Notes, respectively, and is subject to certain adjustments under the terms of the warrant transactions.

The convertible debt conversion liabilities and the convertible note hedges are accounted for as derivatives that are fair valued quarterly while the warrants are included as equity. The fair value of the convertible debt conversion liabilities and the convertible note hedges are estimated using a lattice model incorporating the terms and conditions of the notes and considering, for example, changes in the prices of the company's common shares, company stock price volatility, risk-free rates and changes in market rates. The valuations are, among other things, subject to changes in both the company's credit worthiness and the counter-parties to the instruments as well as change in general market conditions. While the change in fair value of the convertible debt conversion liabilities and the convertible note hedges are generally expected to move in opposite directions, the net change in any given period may be material.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For the company’s disclosure regarding recently issued accounting pronouncements, see Accounting Policies - Recent Accounting Pronouncements in the Notes to the Consolidated Financial Statements.

Part II	Management Discussion & Analysis	Contractual Obligations

CONTRACTUAL OBLIGATIONS

The company’s contractual obligations as of December 31, 2017 are as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
5.00% Convertible Senior Subordinated Debentures due 2021	$173,438	$7,500	$15,000	$150,938	$—
4.500% Convertible Senior Subordinated Debentures due 2022	143,850	5,400	10,800	127,650	—
Capital lease obligations	41,793	3,162	5,708	4,988	27,935
Operating lease obligations	32,313	13,268	13,244	4,345	1,456
Purchase obligations (primarily computer systems contracts)	21,481	12,502	7,369	1,610	—
Product liability	16,480	2,905	6,470	2,992	4,113
Supplemental Executive Retirement Plan	6,027	391	782	782	4,072
Other, principally deferred compensation	6,165	572	221	—	5,372
Total	$441,547	$45,700	$59,594	$293,305	$42,948

The table does not include any payments related to liabilities recorded for uncertain tax positions as the company cannot make a reasonably reliable estimate as to the timing of any other payments. See Income Taxes in the Notes to the Consolidated Financial Statements included in this report.

Part II	Items 7 - 9

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The company is at times exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. Based on December 31, 2017 debt levels, a 1% change in interest rates would have no impact on annual interest expense as the company did not have any variable rate debt outstanding. Additionally, the company operates internationally and, as a result, is exposed to foreign currency fluctuations. Specifically, the exposure results from intercompany loans, intercompany sales or payments and third-party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized to hedge intercompany purchases and sales as well as third-party purchases and sales. The company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the company’s financial condition or results of operations.

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

As of December 31, 2017, the company had no borrowings outstanding under its Credit Agreement, which provides for a senior secured revolving credit facility for U.S. and Canadian borrowers of up to $100,000,000 at variable rates, subject to availability based on a borrowing base formula, and in addition provides for a revolving credit, letter of credit and swing line loan facility for European borrowers allowing borrowing up to an aggregate principal amount of $30,000,000 at variable rates, also subject to availability based on a borrowing base formula. As of December 31, 2017, the company had $150,000,000 and $120,000,000 in principal amount outstanding of its fixed rate 2021 Notes and 2022 Notes, respectively.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to the Report of Independent Registered Public Accounting Firm, Consolidated Balance Sheets, Consolidated Statement of Comprehensive Income (Loss), Consolidated Statement of Cash Flows, Consolidated Statement of Shareholders’ Equity, Notes to Consolidated Financial Statements and Financial Statement Schedule, which appear on pages 69 to 124 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2017, an evaluation was performed, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of December 31, 2017, in ensuring that information required to be disclosed by the company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Part II	Items 7 - 9

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

In management’s opinion, internal control over financial reporting is effective as of December 31, 2017.

(c) Attestation Report of the Independent Registered Public Accounting Firm
The company’s independent registered public accounting firm, Ernst & Young LLP, audited the company’s internal control over financial reporting and, based on that audit, issued its report regarding the company’s internal control over financial reporting, which is included in this Annual Report on Form 10-K on page 70.

(d) Changes in Internal Control Over Financial Reporting
There have been no changes in the company’s internal control over financial reporting during the company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B.    Other Information.
None.

Part III	Items 10 - 14

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by Item 10 as to the executive officers of the company is included in Part I of this Annual Report on Form 10-K. The other information required by Item 10 as to the directors of the company, the Audit Committee, the Audit Committee financial experts, the procedures by which security holders may recommend nominees to the Board of Directors, compliance with Section 16(a) of the Exchange Act, code of ethics and corporate governance is incorporated herein by reference to the information set forth under the captions “Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the company’s definitive Proxy Statement on Schedule 14A for the 2018 Annual Meeting of Shareholders.

Item 11.        Executive Compensation.

The information required by Item 11 is incorporated by reference to the information set forth under the captions “Corporate Governance”, “Executive Compensation” and “CEO Pay Ratio” in the company’s definitive Proxy Statement on Schedule 14A for the 2018 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by Item 12 is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Holders and Management” in the company’s definitive Proxy Statement on Schedule 14A for the 2018 Annual Meeting of Shareholders.

Information regarding the securities authorized for issuance under the company’s equity compensation plans is incorporated by reference to the information set forth under the captions “Equity Compensation Plan Information” in the company’s definitive Proxy Statement on Schedule 14A for the 2018 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in the company’s definitive Proxy Statement on Schedule 14A for the 2018 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services.

The information required by Item 14 is incorporated by reference to the information set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” in the company’s definitive Proxy Statement on Schedule 14A for the 2018 Annual Meeting of Shareholders.

Part IV	Items 15 - 16

Item 15.        Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.
The following financial statements of the company are included in Part II, Item 8:
Consolidated Statement of Comprehensive Income (Loss)—years ended December 31, 2017, 2016 and 2015
Consolidated Balance Sheet—December 31, 2017 and 2016
Consolidated Statement of Cash Flows—years ended December 31, 2017, 2016 and 2015
Consolidated Statement of Shareholders’ Equity—years ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules.
The following financial statement schedule of the company is included in Part II, Item 8:
Schedule II—Valuation and Qualifying Accounts
All other schedules have been omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(a)(3) Exhibits.
See Exhibit Index at page number 63 of this Annual Report on Form 10-K.

Item 16.        Form 10-K Summary.

None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 9, 2018.

INVACARE CORPORATION

By:	/s/ MATTHEW E. MONAGHAN
Matthew E. Monaghan
Chairman of the Board of Directors, President and Chief Executive Officer

Exhibit Index

INVACARE CORPORATION
Report on Form 10-K for the fiscal year ended December 31, 2017.

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
(B)
3(a)	Second Amended and Restated Articles of Incorporation	(C)
3(b)	Second Amended and Restated Code of Regulations, as amended	(D)
4(a)	Specimen Share Certificate for Common Shares	(E)
4(b)	Specimen Share Certificate for Class B Common Shares	(E)
4(c)	Indenture, dated as of February 23, 2016, by and between Invacare Corporation and Wells Fargo Bank, National Association (including the form of the 5.00% Convertible Senior Notes due 2021).	(F)
4(e)	Indenture, dated as of June 14, 2017, by and between Invacare Corporation and Wells Fargo Bank, National Association (including the form of the 4.50% Convertible Senior Notes due 2022).	(DD)
10(a)	Invacare Retirement Savings Plan, effective January 1, 2001, as amended	(G)*
10(b)	Invacare Corporation 401(K) Plus Benefit Equalization Plan, effective January 1, 2003, as amended and restated	(G)*
10(c)	Invacare Corporation Deferred Compensation Plus Plan, effective January 1, 2005, as amended August 19, 2009 and on November 23, 2010	(H)*
10(d)	Amendment No. 3 to Invacare Corporation Deferred Compensation Plus Plan, effective January 1, 2005	(I)*
10(e)	Invacare Corporation Death Benefit Only Plan, effective January 1, 2005, as amended	(G)*
10(f)	Supplemental Executive Retirement Plan, as amended and restated effective February 1, 2000	(J)*
10(g)	Cash Balance Supplemental Executive Retirement Plan, as amended and restated, effective December 31, 2008	(K)*
10(h)	Amendment No. 1 to the Cash Balance Supplemental Executive Retirement Plan, effective August 19, 2009	(N)*
10(i)
Form of Participation Agreement, for current participants in the Cash Balance Supplemental Executive Retirement Plan, as of December 31, 2008, entered into by and between the company and certain participants and a schedule of all such agreements with participants
(M)*
10(j)	Invacare Corporation Amended and Restated 2003 Performance Plan	(N)*
10(k)	Form of Director Stock Option Award under Invacare Corporation 2003 Performance Plan	(G)*
10(l)	Form of Director Deferred Option Award under Invacare Corporation 2003 Performance Plan	(H)*
10(m)	Form of Restricted Stock Award under Invacare Corporation 2003 Performance Plan	(I)
10(n)	Form of Stock Option Award under Invacare Corporation 2003 Performance Plan	(G)*
10(o)	Form of Executive Stock Option Award under Invacare Corporation 2003 Performance Plan	(G)*
10(p)	Form of Switzerland Stock Option Award under Invacare Corporation 2003 Performance Plan	(G)*
10(q)	Form of Switzerland Executive Stock Option Award under Invacare Corporation 2003 Performance Plan	(G)*

Exhibit Index

Official Exhibit No.	Description	Sequential Page No.
10(r)	Invacare Corporation 2013 Equity Compensation Plan	(O)
10(s)	Amendment No. 1 to the Invacare Corporation 2013 Equity Compensation Plan	(P)*
10(t)	Form of Executive Stock Option Award under the Invacare Corporation 2013 Equity Compensation Plan	(Q)
10(u)	Form of Stock Option Award under the Invacare Corporation 2013 Equity Compensation Plan	(Q)
10(v)	Form of Executive Stock Option Award for Swiss Employees under the Invacare Corporation 2013 Equity Compensation Plan	(Q)
10(w)	Form of Stock Option Award for Swiss Employees under the Invacare Corporation 2013 Equity Compensation Plan	(Q)
10(x)	Form of Director Restricted Stock Award under the Invacare Corporation 2013 Equity Compensation Plan	(Q)
10(y)	Form of Restricted Stock Award under the Invacare Corporation 2013 Equity Compensation Plan	(Q)
10(z)	Form of Performance Share Award Agreement under the Invacare Corporation 2013 Equity Compensation Plan	(R)
10(aa)	Form of Restricted Stock Award Agreement for Employees under the Invacare Corporation 2013 Equity Compensation Plan	(S)
10(ab)	Form of Director Restricted Stock Unit under the Invacare Corporation 2013 Equity Compensation Plan	(FF)
10(ac)	Invacare Corporation Executive Incentive Bonus Plan, as amended and restated	(P)*
10(ad)	Employment Agreement, dated as of January 21, 2015, by and between the company and Matthew E. Monaghan.	(T)*
10(ae)	Letter Agreement, dated as of February 20, 2018, by and between Invacare Corporation and Kathleen P. Leneghan.	(U)*
10(af)	Letter agreement, dated as of April 15, 2015, by and between the company and Dean J. Childers.	(M)*
10(ag)	Letter agreement, dated as of July 31, 2008, by and between the company and Anthony C. LaPlaca.	(M)*
10(ah)	Employment Agreement, dated as of October 21, 2016, by and between the company and Ralf Ledda.	(FF)
10(ai)**	Change of Control Agreement, dated as of December 31, 2008, by and between the company and Anthony C. LaPlaca	*
10(aj)**	Form of Change of Control Agreement entered into by and between the company and certain of its executive officers and schedule of all such agreements with certain executive officers	*
10(ak)	Technical Information & Non-Competition Agreement, dated April 1, 2015, entered into by and between the company and Matthew E. Monaghan	(M)*
10(al)	Technical Information & Non-Competition Agreement, dated April 6, 2008, entered into by and between the company and Robert K. Gudbranson	(M)*
10(am)	Technical Information & Non-Competition Agreement entered into by and between the company and certain of its executive officers and schedule of all such agreements with executive officers	(M)*
10(an)	Indemnity Agreement, dated April 1, 2015, entered into by and between the company and Matthew E. Monaghan.	(M)*
10(ao)**	Form of Indemnity Agreement entered into by and between the company and its directors and certain of its executive officers and schedule of all such agreements with directors and executive officers	*
10(ap)
Form of Rule 10b5-1 Sales Plan entered into between the company and certain of its executive officers and other employees and a schedule of all such agreements with executive officers and other employees
(H)

Exhibit Index

Official Exhibit No.	Description	Sequential Page No.
10(aq)**	Director Compensation Schedule	*
10(ar)	2012 Non-employee Directors Deferred Compensation Plan, effective January 1, 2012, Amended and Restated as of November 17, 2016	(FF)
10(as)	Retirement Agreement and Release, dated as of November 14, 2014, by and between Invacare Corporation and A. Malachi Mixon, III.	(V)*
10(at)	Purchase and Sale Agreement, dated as of February 24, 2015, by and between the company and Industrial Realty Group, LLC.	(W)
10(au)	Form of Lease Agreement by and among the company and the affiliates of Industrial Realty Group, LLC named therein.	(W)
10(av)
Amended and Restated Revolving Credit and Security Agreement, dated as of September 30, 2015, by and among the company, the other Borrowers party thereto, the Guarantors party thereto, the Lenders party thereto, PNC Bank, National Association, as administrative agent, JP Morgan Chase Bank, N.A. and J.P. Morgan Europe Limited, as European agent.
(X)
10(aw)
First Amendment to Amended and Restated Revolving Credit and Security Agreement, dated as of February 16, 2016, by and among the company, the other borrowers party thereto, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, as administrative agent, and J.P. Morgan Europe Limited, as European agent.
(Y)
10(ax)
Second Amendment to Amended and Restated Revolving Credit and Security Agreement, dated as of May 3, 2016 by and among the company, the other borrowers party thereto, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, as administrative agent, and J.P. Morgan Europe Limited, as European agent.
(FF)
10(ay)
Third Amendment to Amended and Restated Revolving Credit and Security Agreement, dated as of September 30, 2016, by and among the company, the other borrowers party thereto, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, as administrative agent, and J.P. Morgan Europe Limited, as European agent.
(FF)
10(az)
Fourth Amendment to Amended and Restated Revolving Credit and Security Agreement, dated as of November 30, 2016, by and among the company, the other borrowers party thereto, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, as agent for the lenders, and J.P. Morgan Europe Limited, as European agent for the lenders.
(Z)
10(ba)	Call Option Transaction Confirmation entered into between JPMorgan Chase Bank, National Association, London Branch and Invacare Corporation as of February 17, 2016	(F)
10(bb)	Call Option Transaction Confirmation entered into between Wells Fargo Bank, National Association and Invacare Corporation as of February 17, 2016	(F)
10(bc)	Warrants Confirmation between Invacare Corporation to JPMorgan Chase Bank, National Association, London Branch as of February 17, 2016	(F)
10(bd)	Warrants Confirmation between Invacare Corporation to Wells Fargo Bank, National Association as of February 17, 2016	(F)
10(be)	Additional Call Option Transaction Confirmation, dated March 4, 2016, between JPMorgan Chase Bank, National Association, London Branch and Invacare Corporation.	(AA)
10(bf)	Additional Call Option Transaction Confirmation, dated March 4, 2016, between Wells Fargo Bank, National Association and Invacare Corporation.	(AA)
10(bg)	Additional Warrants Confirmation, dated March 4, 2016, between JPMorgan Chase Bank, National Association, London Branch and Invacare Corporation.	(AA)
10(bh)	Additional Warrants Confirmation, dated March 4, 2016, between Wells Fargo Bank, National Association and Invacare Corporation.	(AA)
10(bi)	Form of Performance-Based Stock Option Award under Invacare Corporation 2013 Equity Compensation Plan.	(BB)
10(bj)
Waiver and Fifth Amendment to Amended and Restated Revolving Credit and Security Agreement, dated as of November 30, 2016, by and among the company, the other borrowers party thereto, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, as agent for the lenders, and J.P. Morgan Europe Limited, as European agent for the lenders.
10(CC)
10(bk)	Base Call Option Transaction Confirmation, dated June 8, 2017, between Goldman Sachs & Co. LLC and Invacare Corporation.	10(DD)

Exhibit Index

Official Exhibit No.	Description	Sequential Page No.
10(bl)	Base Warrants Confirmation, dated June 8, 2017, between Goldman Sachs & Co. LLC and Invacare Corporation.	10(DD)
10(bm)	Additional Call Option Transaction Confirmation, dated June 9, 2017, between Goldman Sachs & Co. LLC and Invacare Corporation.	10(DD)
10(bn)	Additional Warrants Confirmation, dated June 9, 2017, between Goldman Sachs & Co. LLC and Invacare Corporation.	10(DD)
10(bo)	Separation Agreement and Release by and between Invacare Corporation and Patricia A. Stumpp.	10(EE)*
21**	Subsidiaries of the company
23**	Consent of Independent Registered Public Accounting Firm
31.1**	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Consent Decree of Permanent Injunction, as filed with the U.S. District Court for the Northern District of Ohio on December 20, 2012.	(GG)
101.INS**	XBRL instance document
101.SCH**	XBRL taxonomy extension schema
101.CAL**	XBRL taxonomy extension calculation linkbase
101.DEF**	XBRL taxonomy extension definition linkbase
101.LAB**	XBRL taxonomy extension label linkbase
101.PRE**	XBRL taxonomy extension presentation linkbase
________________________

*	Management contract, compensatory plan or arrangement

**	Filed herewith

(A)	Reference is made to Exhibit 2.1 of the company report on Form 8-K, dated July 2, 2015, which Exhibit is incorporated herein by reference.

(B)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated October 3, 2016, which Exhibit is incorporated herein by reference.

(C)	Reference is made to Exhibit 3(a) of the company report on Form 10-K for the fiscal year ended December 31, 2008, which Exhibit is incorporated herein by reference.

(D)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated February 13, 2014, which Exhibit is incorporated herein by reference.

(E)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2005, which Exhibit is incorporated herein by reference.

(F)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated February 23, 2016, which Exhibit is incorporated herein by reference.

(G)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2007, which Exhibit is incorporated herein by reference.

(H)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2010, which Exhibit is incorporated herein by reference.

(I)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2011, which Exhibit is incorporated herein by reference.

(J)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2004, which Exhibit is incorporated herein by reference.

(K)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated December 31, 2008, which Exhibit is incorporated herein by reference.

Exhibit Index

(L)	Reference is made to the Exhibit 10.2 of the company report on Form 10-Q, dated September 30, 2009, which Exhibit is incorporated herein by reference.

(M)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2015, which Exhibit is incorporated herein by reference.

(N)	Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated May 21, 2009, which Exhibit is incorporated herein by reference.

(O)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated May 16, 2013, which Exhibit is incorporated herein by reference.

(P)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated May 14, 2015, which Exhibit is incorporated herein by reference.

(Q)	Reference is made to the appropriate Exhibit of the company report on Form 10-Q, for the fiscal quarter ended September 30, 2013, which Exhibit is incorporated herein by reference.

(R)	Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated March 7, 2014, which Exhibit is incorporated herein by reference.

(S)	Reference is made to Exhibit 10.2 of the company report on Form 8-K, dated March 7, 2014, which Exhibit is incorporated herein by reference.

(T)	Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated January 21, 2015, which Exhibit is incorporated herein by reference.

(U)	Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated February 22, 2018, which Exhibit is incorporated herein by reference.

(V)	Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated November 14, 2014, which Exhibit is incorporated herein by reference.

(W)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated April 23, 2015, which Exhibit is incorporated herein by reference.

(X)	Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated September 30, 2015, which Exhibit is incorporated herein by reference.

(Y)	Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated February 16, 2016, which Exhibit is incorporated herein by reference.

(Z)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated November 30, 2016, which Exhibit is incorporated herein by reference.

(AA)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated March 7, 2016, which Exhibit is incorporated herein by reference.

(BB)	Reference is made to the appropriate Exhibit of the company report on Form 10-Q, for the fiscal quarter ended March 31, 2017, which Exhibit is incorporated herein by reference.

(CC)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated June 7, 2017, which Exhibit is incorporated herein by reference.

(DD)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated June 8, 2017, which Exhibit is incorporated herein by reference.

(EE)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated December 14, 2017, which Exhibit is incorporated herein by reference.

(FF)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2016, which Exhibit is incorporated herein by reference.

(GG)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated December 20, 2012, which Exhibit is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 9, 2018.

Signature	Title

/s/ MATTHEW E. MONAGHAN	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)
Matthew E. Monaghan

/s/ KATHLEEN P. LENEGHAN	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Kathleen P. Leneghan

/s/ SUSAN H. ALEXANDER	Director
Susan H. Alexander

/s/ BARBARA W. BODEM	Director
Barbara W. Bodem

/s/ MARC M. GIBELEY	Director
Marc M. Gibeley

/s/ C. MARTIN HARRIS, M.D.	Director
C. Martin Harris, M.D.

/s/ MICHAEL J. MERRIMAN	Director
Michael J. Merriman

/s/ CLIFFORD D. NASTAS	Director
Clifford D. Nastas

/s/ BAIJU R. SHAH	Director
Baiju R. Shah

Reports of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Invacare Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Invacare Corporation and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a), (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 9, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1984.

Cleveland, Ohio
March 9, 2018

Reports of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Invacare Corporation

Opinion on Internal Control over Financial Reporting
We have audited Invacare Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Invacare Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated March 9, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Cleveland, Ohio
March 9, 2018

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
Consolidated Statement of Comprehensive Income (Loss)

	Years Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
Net sales	$966,497	$1,047,474	$1,142,338
Cost of products sold	697,246	763,847	829,514
Gross Profit	269,251	283,627	312,824
Selling, general and administrative expenses	296,816	303,781	318,646
Gains on sale of businesses	—	(7,386)	(24)
Charges related to restructuring activities	12,274	2,447	1,971
Impairment of an intangible asset	320	—	—
Operating Loss	(40,159)	(15,215)	(7,769)
Net loss (gain) on convertible debt derivatives	3,657	(1,268)	—
Interest expense	22,907	15,875	4,136
Interest income	(473)	(265)	(165)
Loss from Continuing Operations Before Income Taxes	(66,250)	(29,557)	(11,740)
Income taxes	10,291	13,299	14,710
Loss from Continuing Operations	(76,541)	(42,856)	(26,450)
Gain on sale (net of tax of $0; $0 and $140)	—	—	260
Total Net Earnings from Discontinued Operations	—	—	260
Net Loss	$(76,541)	$(42,856)	$(26,190)
Net Earnings (Loss) per Share—Basic:
Net loss from continuing operations	$(2.34)	$(1.32)	$(0.82)
Net earnings from discontinued operations	$—	$—	$0.01
Net Loss per Share—Basic	$(2.34)	$(1.32)	$(0.81)
Weighted Average Shares Outstanding—Basic	32,752	32,471	32,171
Net Earnings (Loss) per Share—Assuming Dilution:
Net loss from continuing operations	$(2.34)	$(1.32)	$(0.82)
Net earnings from discontinued operations	$—	$—	$0.01
Net Loss per Share—Assuming Dilution	$(2.34)	$(1.32)	$(0.81)
Weighted Average Shares Outstanding—Assuming Dilution	33,216	32,590	32,683

Net Loss	$(76,541)	$(42,856)	$(26,190)
Other comprehensive income (loss):
Foreign currency translation adjustments	54,591	(7,194)	(81,404)
Defined benefit plans:
Amortization of prior service costs and unrecognized losses	3,596	(1,580)	(1,375)
Amounts arising during the year, primarily addition of new participants	—	—	(784)
Deferred tax adjustment resulting from defined benefit plan activity	(67)	(134)	(44)
Valuation reserve (reversal) associated with defined benefit plan activity	67	223	47
Current period gain (loss) on cash flow hedges	(2,088)	(1,407)	2,731
Deferred tax benefit (loss) related to gain (loss) on cash flow hedges	106	144	(177)
Other Comprehensive Income (Loss)	56,205	(9,948)	(81,006)
Comprehensive Loss	$(20,336)	$(52,804)	$(107,196)

See notes to consolidated financial statements.

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
	(In thousands)
Assets
Current Assets
Cash and cash equivalents	$176,528	$124,234
Trade receivables, net	125,615	116,307
Installment receivables, net	1,334	1,368
Inventories, net	121,933	135,644
Other current assets	31,504	31,519
Total Current Assets	456,914	409,072
Other Assets	97,576	29,687
Intangibles	30,244	29,023
Property and Equipment, net	80,016	75,359
Goodwill	401,283	360,602
Total Assets	$1,066,033	$903,743
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$90,566	$88,236
Accrued expenses	118,697	110,095
Current taxes payable	6,761	7,269
Short-term debt and current maturities of long-term obligations	2,040	15,261
Total Current Liabilities	218,064	220,861
Long-Term Debt	241,405	146,088
Other Long-Term Obligations	183,270	114,407
Shareholders’ Equity
Preferred Shares (Authorized 300 shares; none outstanding)	—	—
Common Shares (Authorized 100,000 shares; 36,532 and 35,318 issued and outstanding in 2017 and 2016, respectively)—no par	9,304	8,974
Class B Common Shares (Authorized 12,000 shares; 6 and 729 issued and outstanding in 2017 and 2016)—no par	2	183
Additional paid-in-capital	290,125	266,151
Retained earnings	187,999	266,144
Accumulated other comprehensive income (loss)	36,870	(19,335)
Treasury shares (3,701 and 3,616 shares in 2017 and 2016, respectively)	(101,006)	(99,730)
Total Shareholders’ Equity	423,294	422,387
Total Liabilities and Shareholders’ Equity	$1,066,033	$903,743

See notes to consolidated financial statements.

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
Consolidated Statement of Cash Flows

	Years Ended December 31,
	2017	2016	2015
Operating Activities	(In thousands)
Net loss	$(76,541)	$(42,856)	$(26,190)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gains on sale of businesses (pre-tax)	—	(7,386)	(24)
Gain on sale of discontinued operations	—	—	(400)
Depreciation and amortization	14,631	14,635	18,204
Provision for losses on trade and installment receivables	2,042	1,059	754
Provision (benefit) for deferred income taxes	(4,370)	901	3,588
Provision for other deferred liabilities	589	996	266
Provision for stock-based compensation	7,347	6,894	4,013
Loss (gain) on disposals of property and equipment	(87)	51	5,135
Loss on debt extinguishment including debt finance charges and associated fees	—	—	668
Impairment of an intangible asset	320	—	—
Amortization of convertible debt discount	8,811	5,454	796
Amortization of debt fees	2,220	1,991	558
Loss (gain) on convertible debt derivatives	3,657	(1,268)	—
Changes in operating assets and liabilities:
Trade receivables	2,395	10,210	9,164
Installment sales contracts, net	(930)	(1,236)	283
Inventories	22,263	(9,944)	11,610
Other current assets	1,925	84	5,283
Accounts payable	(2,168)	(13,648)	(7,240)
Accrued expenses	(5,711)	(18,491)	(22,003)
Other long-term liabilities	(2,167)	(4,059)	(9,843)
Net Cash Used by Operating Activities	(25,774)	(56,613)	(5,378)
Investing Activities
Purchases of property and equipment	(14,569)	(10,151)	(7,522)
Proceeds from sale of property and equipment	369	42	23,117
Proceeds from sale of businesses	—	13,829	13,700
Decrease in other long-term assets	(361)	(167)	15,003
Other	(87)	96	78
Net Cash Provided (Used) for Investing Activities	(14,648)	3,649	44,376
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	95,220	122,025	219,603
Payments on revolving lines of credit and long-term borrowings	(16,308)	(2,830)	(232,808)
Proceeds from exercise of equity awards	2,676	17	2,402
Payment of financing costs	(4,711)	(6,125)	(1,954)
Payment of dividends	(1,604)	(1,583)	(1,589)
Issuance of warrants	14,100	12,376	—
Purchases of treasury shares	(1,276)	(5,331)	—
Net Cash Provided (Used) by Financing Activities	88,097	118,549	(14,346)
Effect of exchange rate changes on cash	4,619	(1,406)	(3,528)
Increase in cash and cash equivalents	52,294	64,179	21,124
Cash and cash equivalents at beginning of year	124,234	60,055	38,931
Cash and cash equivalents at end of year	$176,528	$124,234	$60,055

See notes to consolidated financial statements.

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
Consolidated Statement of Shareholders' Equity

(In thousands)	Common Stock	Class B Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Earnings	Treasury Stock	Total
January 1, 2015 Balance	$8,591	$272	$240,743	$338,362	$71,619	$(94,265)	$565,322
Exercise of stock options	43	—	2,359	—	—	—	2,402
Non-qualified stock option	—	—	1,228	—	—	—	1,228
Restricted stock awards	93	—	2,692	—	—	(134)	2,651
Conversion from Class B to Common Stock	88	(88)	—	—	—	—	—
Net loss	—	—	—	(26,190)	—	—	(26,190)
Foreign currency translation adjustments	—	—	—	—	(81,404)	—	(81,404)
Unrealized gain on cash flow hedges	—	—	—	—	2,554	—	2,554
Defined benefit plans:
Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	(1,372)	—	(1,372)
Additions - new participants	—	—	—	—	(784)	—	(784)
Total comprehensive loss	—	—	—	—	—	—	(107,196)
Dividends	—	—	—	(1,589)	—	—	(1,589)
December 31, 2015 Balance	8,815	184	247,022	310,583	(9,387)	(94,399)	462,818
Deferred equity compensation	69	—	(69)	—	—	—	—
Exercise of stock options	—	—	17	—	—	—	17
Performance awards	—	—	1,110	—	—	—	1,110
Non-qualified stock options	—	—	745	—	—	—	745
Restricted stock awards	89	—	4,950	—	—	(331)	4,708
Conversion from Class B to Common Stock	1	(1)	—	—	—	—	—
Net loss	—	—	—	(42,856)	—	—	(42,856)
Foreign currency translation adjustments	—	—	—	—	(7,194)	—	(7,194)
Unrealized loss on cash flow hedges	—	—	—	—	(1,263)	—	(1,263)
Defined benefit plans:
Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	(1,491)	—	(1,491)
Total comprehensive loss	—	—	—	—	—	—	(52,804)
Issuance of warrants	—	—	12,376	—	—	—	12,376
Dividends	—	—	—	(1,583)	—	—	(1,583)
Purchase of treasury shares	—	—	—	—	—	(5,000)	(5,000)
December 31, 2016 Balance	8,974	183	266,151	$266,144	(19,335)	(99,730)	422,387
Exercise of stock options	48	—	2,628	—	—	(65)	2,611
Performance awards	—	—	1,834	—	—	—	1,834
Non-qualified stock options	—	—	865	—	—	—	865
Restricted stock awards	101	—	4,547	—	—	(1,211)	3,437
Conversion from Class B to Common Stock	181	(181)	—	—	—	—	—
Net loss	—	—	—	(76,541)	—	—	(76,541)
Foreign currency translation adjustments	—	—	—	—	54,591	—	54,591
Unrealized loss on cash flow hedges	—	—	—	—	(1,982)	—	(1,982)
Defined benefit plans:
Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	3,596	—	3,596
Total comprehensive loss	—	—	—	—	—	—	(20,336)
Issuance of warrants	—	—	14,100	—	—	—	14,100
Dividends	—	—	—	(1,604)	—	—	(1,604)
December 31, 2017 Balance	$9,304	$2	$290,125	$187,999	$36,870	$(101,006)	$423,294

See notes to consolidated financial statements.

Notes to Financial Statements	Accounting Policies

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

Principles of Consolidation: The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of December 31, 2017 and the results of its operations and changes in its cash flow for the years ended December 31, 2017, 2016 and 2015, respectively. Certain foreign subsidiaries, represented by the European segment, are consolidated using a November 30 fiscal year end to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the company’s financial statements. All significant intercompany transactions are eliminated.

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

Accounts Receivable: The company records accounts receivable when control of the product or service transfers to its unaffiliated customers, risk of loss is passed and title is transferred. The estimated allowance for uncollectible amounts is based primarily on management's evaluation of the financial condition of specific customers. The company records accounts receivable reserves for amounts that may become uncollectible in the future. The company writes off accounts receivable when it becomes apparent, based upon customer circumstances, that such amounts will not be collected and legal remedies are exhausted.

Reserves for customer bonus and cash discounts are recorded as a reduction in revenue and netted against gross accounts receivable. Customer rebates in excess of a given customer's accounts receivable balance are classified in Accrued Expenses. Customer rebates and cash discounts are estimated based on the most likely amount principal as well as historical experience and anticipated performance. In addition, customers have the right to return product within the company’s normal terms policy, and as such the company estimates the expected returns based on an analysis of historical experience and adjusts revenue accordingly.

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

Property and Equipment: Property and equipment are stated based on cost. The company principally uses the straight-line method of depreciation for financial reporting purposes based on annual rates sufficient to amortize the cost of the assets over their estimated useful lives. Machinery and equipment as well as furniture and fixtures are generally depreciated using lives of 3 to 10 years, while buildings and improvements are depreciated using lives of 5 to 40 years. Accelerated methods of depreciation are used for federal income tax purposes. Expenditures for maintenance and repairs are charged to expense as incurred. Amortization of assets under capital leases is included in depreciation expense. In 2017, the company determined that certain demonstration equipment should be recorded as fixed assets and depreciated to their estimated recoverable values over their estimated useful lives. This determination was based on the company deciding to place the equipment in provider locations for longer periods of time versus selling the units. Accordingly, approximately $5,250,000 in demonstration equipment was reclassed from inventory to property and equipment as of December 31, 2017.

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

Notes to Financial Statements	Accounting Policies

Goodwill and Other Intangibles: In accordance with Intangibles—Goodwill and Other, ASC 350, goodwill and indefinite lived intangibles are subject to annual impairment testing. For purposes of the goodwill impairment test, the fair value of each reporting unit is estimated by forecasting cash flows and discounting those cash flows using appropriate discount rates. The fair values are then compared to the carrying value of the net assets of each reporting unit. Intangibles assets are also reviewed for impairment by estimating forecasted cash flows and discounting those cash flows as needed to calculate impairment amounts. During 2017, the company recognized an intangible impairment charge of $320,000 related to an indefinite-lived trademark recorded in the IPG segment.

Accrued Warranty Cost: Generally, the company’s products are covered by assurance-type warranties against defects in material and workmanship for various periods depending on the product from the date of sale to the customer. Certain components carry a lifetime warranty. in addition, the company has sold extended warranties that, while immaterial, require the company to defer the revenue associated with those warranties until earned. A provision for estimated warranty cost is recorded at the time of sale based upon actual experience. The company continuously assesses the adequacy of its product warranty accrual and makes adjustments as needed. Historical analysis is primarily used to determine the company’s warranty reserves. Claims history is reviewed and provisions are adjusted as needed. However, the company does consider other events, such as a product recall, which could necessitate additional warranty reserve provisions. See Accrued Expenses in the Notes to the Consolidated Financial Statements for a reconciliation of the changes in the warranty accrual.

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

Notes to Financial Statements	Accounting Policies

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

Research and Development: Research and development costs are expensed as incurred and included in cost of products sold. The company’s annual expenditures for product development and engineering were approximately $17,796,000, $17,123,000 and $18,677,000 for 2017, 2016 and 2015, respectively.

Advertising: Advertising costs are expensed as incurred and included in selling, general and administrative expenses. Advertising expenses amounted to $10,463,000, $13,593,000 and $9,203,000 for 2017, 2016 and 2015, respectively, the majority of which is incurred for advertising in the United States and Europe.

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

In 2016, the company issued $150,000,000 aggregate principal amount of 5.00% Convertible Senior Notes due 2021 and, in the second quarter of 2017, issued $120,000,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2022 (the “notes”). In connection with the offering of the notes, the company entered into privately negotiated convertible note hedge transactions with certain financial institutions (the “option counterparties”). The convertible debt conversion liabilities and the convertible note hedges are accounted for as derivatives that are fair valued quarterly. The fair value of the convertible debt conversion liabilities and the convertible note hedge assets are estimated using a lattice model incorporating the terms and conditions of the notes and considering, for example, changes in the prices of the company's common stock, company stock price volatility, risk-free rates and changes in market rates. The valuations are, among other things, subject to changes in both the company's credit worthiness and the counter-parties to the instruments as well as change in general market conditions. The change in the fair value of the convertible note hedges are recognized in net income (loss) for the respective period. While the change in fair value of the convertible debt conversion liabilities and the convertible note hedge assets are generally expected to move in opposite directions, the net change in any given period may be material.

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

Notes to Financial Statements	Accounting Policies

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

Reclassifications: During the first quarter of 2017, a subsidiary, formerly included in the Europe segment, was transferred to the NA/HME segment as the subsidiary is managed by the NA/HME segment manager effective January 1, 2017. Segment results for 2016 and 2015 have been changed accordingly. In 2016, the company redefined the measure by which it evaluates segment profit or loss to be segment operating profit (loss). The previous performance measure was earnings before income taxes. All prior periods presented were restated to reflect the new measure. See Business Segments in the Notes to the Consolidated Financial Statements for a description of the change.

Certain other minor reclassifications also made in the Notes to the Consolidated Financial Statements to conform to current year presentation.

Recent Accounting Pronouncements (Already Adopted):
In March 2016, the FASB issued ASU 2016-09, "Compensation – Stock Compensation: Topic 718: Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The company has historically withheld shares for tax-withholding purposes and reflected the taxes paid as a financing activity, which is consistent with ASU 2016-09. The company adopted ASU 2016-09, effective January 1, 2017, which did not have a material impact on the company's financial statements.
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

In April 2014, the FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity," changing the presentation of discontinued operations on the statements of income and other requirements for reporting discontinued operations. Under the new standard, a disposal of a component or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component meets the criteria to be classified as held for sale or is disposed. The amendments in this update also require additional disclosures about discontinued operations and disposal of an individually significant component of an entity that does not qualify for discontinued operations. This standard was required to be prospectively applied to all reporting periods presented in financial reports issued after the effective date. This standard impacts the presentation of the company's financial statements but does not affect the calculation of net income, comprehensive income or earnings per share. The company adopted ASU 2014-08 effective January 1, 2015 which impacted the company’s Consolidated Statement of Comprehensive Income (Loss), Balance Sheets and Statement of Cash Flows. Specifically, the disposals of the United States Rentals businesses, in the third quarter of 2015, and Garden City Medical, in September 2016, were not deemed to be discontinued operations.

Notes to Financial Statements	Accounting Policies

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

During 2017, the company completed an assessment of its contracts and related accounting. The company concluded it has a product revenue stream for which revenue is recognized at a point in time and a service revenue stream for which revenue is principally recognized at a point in time with some service revenues recognized over time. Based on this assessment, the company does not expect this standard will have a material impact on the company's results of operations or cash flows in the periods after adoption. Pursuant to ASU 2014-09, revenues are recognized as control transfers to the customers, which is consistent with the current revenue recognition model and the current accounting for most of the company's contracts. The company will adopt the provisions of ASU 2014-09 on a modified retrospective basis with no material cumulative effect adjustment to equity needed.

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

The company recorded a pre-tax gain of approximately $24,000 in the third quarter of 2015, which represented the excess of the net sales price over the book value of the assets and liabilities of the rentals businesses, as of the date of completion of the disposition. The company recorded expenses related to the sale of the rentals businesses totaling $1,792,000, of which $1,265,000 have been paid as of December 31, 2017. The sale of the rentals businesses was not dilutive to the company's results. The company utilized the net proceeds from the sale to reduce debt outstanding under its credit agreement. The company determined that the sale of the rentals businesses did not meet the criteria for classification as a discontinued operation in accordance with ASU 2014-08 but the "held for sale" criteria of ASC 360-10-45-9 were met and thus the rentals businesses were treated as held for sale as of June 30, 2015 until sold on July 2, 2015.

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

The company recorded a pre-tax gain of $7,386,000 in the third quarter of 2016, which represented the excess of the net sales price over the book value of the assets and liabilities of GCM. The company recorded expenses related to the sale of GCM totaling $1,100,000 all of which was paid out as of December 31, 2017. The sale of GCM was dilutive to the company's results. The company utilized the net proceeds to fund operations. The company determined that the sale of GCM did not meet the criteria for classification as a discontinued operation in accordance with ASU 2014-08 but the "held for sale" criteria of ASC 360-10-45-9 were met and thus GCM was treated as held for sale for purposes of the Consolidated Balance Sheets as of December 31, 2015. The assets and liabilities of GCM that were sold on September 30, 2016 were comprised of the following (in thousands):

September 30, 2016
Trade receivables, net	$4,526
Inventories, net	5,335
Other current assets	74
Property and equipment, net	149
Assets sold	10,084

Accounts payable	2,990
Accrued expenses and other short-term obligations	1,751
Liabilities sold	$4,741

With the sale of GCM, the company entered into an agreement with the Purchaser for the Purchaser to buy, at cost, all ProBasics™ inventory capitalized on the balance sheets of certain Invacare subsidiaries which was not sold as part of the GCM sale on September 30, 2016. The value of the inventory sold was approximately $2,400,000 which was transferred to the Purchaser in the fourth quarter of 2016 and was paid by the Purchaser as of September 30, 2017. During the third quarter of 2017, the company and the Purchaser agreed on the final purchase price of GCM. As a result, the company paid the Purchaser approximately $667,000 in the fourth quarter of 2017, which had been accrued for in 2016.

Discontinued Operations
From 2012 through 2014, the company sold three businesses which were classified as discontinued operations. Prior to 2017, the company had recorded cumulative expenses related to the sale of discontinued operations totaling $8,801,000, of which $8,405,000 were paid as of December 31, 2017.

Notes to Financial Statements	Current Assets

Current Assets

Receivables

Receivables as of December 31, 2017 and 2016 consist of the following (in thousands):

	2017	2016
Accounts receivable, gross	$154,966	$151,258
Customer rebate reserve	(18,747)	(23,109)
Allowance for doubtful accounts	(5,113)	(6,916)
Cash discount reserves	(4,252)	(3,672)
Other, principally returns and allowances reserves	(1,239)	(1,254)
Accounts receivable, net	$125,615	$116,307
Reserves for customer bonus rebates and cash discounts are recorded as a reduction in revenue and netted against gross accounts receivable. Customer rebates in excess of a given customer's accounts receivable balance are classified in Accrued Expenses. Customer rebates and cash discounts are estimated based on the most likely amount principal as well as historical experience and anticipated performance. In addition, customers have the right to return product within the company’s normal terms policy, and as such the company estimates the expected returns based on an analysis of historical experience and adjusts revenue accordingly.

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

The estimated allowance for uncollectible amounts are based primarily on management’s evaluation of the financial condition of specific customers. In addition, as a result of the company's financing arrangement with DLL, a third-party financing company which the company has worked with since 2000, management monitors the collection status of these contracts in accordance with the company’s limited recourse obligations and provides amounts necessary for estimated losses in the allowance for doubtful accounts and establishes reserves for specific customers as needed. The company writes off uncollectible trade accounts receivable after such receivables are moved to collection status and legal remedies are exhausted. See Concentration of Credit Risk in the Notes to the Consolidated Financial Statements for a description of the financing arrangement. Long-term installment receivables are included in “Other Assets” on the consolidated balance sheet.

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

Notes to Financial Statements	Current Assets

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

Installment receivables as of December 31, 2017 and 2016 consist of the following (in thousands):

	2017			2016
	Current	Long- Term	Total	Current	Long- Term	Total
Installment receivables	$2,415	$2,076	$4,491	$2,027	$2,685	$4,712
Less: Unearned interest	(38)	—	(38)	(40)	—	(40)
	2,377	2,076	4,453	1,987	2,685	4,672
Allowance for doubtful accounts	(1,043)	(1,601)	(2,644)	(619)	(2,219)	(2,838)
	$1,334	$475	$1,809	$1,368	$466	$1,834

Installment receivables purchased from DLL during the twelve months ended December 31, 2017 increased the gross installment receivables balance by $2,362,000 during the year compared to $1,901,000 in 2016. No sales of installment receivables were made by the company during the year.

The movement in the installment receivables allowance for doubtful accounts was as follows (in thousands):

	2017	2016
Balance as of January 1	$2,838	$2,792
Current period provision	1,001	1,220
Direct write-offs charged against the allowance	(1,195)	(1,174)
Balance as of December 31	$2,644	$2,838

Installment receivables by class as of December 31, 2017 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired installment receivables with a related allowance recorded	$3,566	$3,566	$2,642	$—
Canada
Non-impaired installment receivables with no related allowance recorded	923	885	—	74
Impaired installment receivables with a related allowance recorded	2	2	2	—
Total Canadian installment receivables	$925	$887	$2	$74
Total
Non-impaired installment receivables with no related allowance recorded	923	885	—	74
Impaired installment receivables with a related allowance recorded	3,568	3,568	2,644	—
Total installment receivables	$4,491	$4,453	$2,644	$74

Notes to Financial Statements	Current Assets

Installment receivables by class as of December 31, 2016 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired installment receivables with a related allowance recorded	$3,762	$3,762	$2,706	$—
Canada
Non-impaired installment receivables with no related allowance recorded	818	778	—	65
Impaired installment receivables with a related allowance recorded	132	132	132	—
Total Canadian installment receivables	$950	$910	$132	$65
Total
Non-impaired installment receivables with no related allowance recorded	818	778	—	65
Impaired installment receivables with a related allowance recorded	3,894	3,894	2,838	—
Total installment receivables	$4,712	$4,672	$2,838	$65

Installment receivables with a related allowance recorded as noted in the table above represent those installment receivables on a non-accrual basis in accordance with ASU 2010-20. As of December 31, 2017, the company had no U.S. installment receivables past due of 90 days or more for which the company is still accruing interest. Individually, all U.S. installment receivables are assigned a specific allowance for doubtful accounts based on management’s review when the company does not expect to receive both the contractual principal and interest payments as specified in the loan agreement. In Canada, the company had an immaterial amount of installment receivables which were past due of 90 days or more as of December 31, 2017 and December 31, 2016 for which the company is still accruing interest.

The aging of the company’s installment receivables was as follows as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017			December 31, 2016
	Total	U.S.	Canada	Total	U.S.	Canada
Current	$916	$—	$916	$832	$—	$832
0-30 days past due	6	—	6	18	—	18
31-60 days past due	—	—	—	12	—	12
61-90 days past due	—	—	—	2	—	2
90+ days past due	3,569	3,566	3	3,848	3,762	86
	$4,491	$3,566	$925	$4,712	$3,762	$950

Notes to Financial Statements	Current Assets

Inventories

Inventories, net of reserves, as of December 31, 2017 and 2016 consist of the following (in thousands):

	2017	2016
Finished goods	$52,773	$68,701
Raw materials	59,497	56,270
Work in process	9,663	10,673
	$121,933	$135,644

Other Current Assets

Other current assets as of December 31, 2017 and 2016 consist of the following (in thousands):

	2017	2016
Value added tax receivables	$16,174	$14,529
Service contracts	2,812	2,902
Prepaid insurance	2,647	2,761
Derivatives (foreign currency forward contracts)	730	2,754
Prepaid inventory	711	790
Prepaid debt fees	397	489
Recoverable income taxes	341	503
Prepaid and other current assets	7,692	6,791
	$31,504	$31,519

Notes to Financial Statements	Long-Term Assets

Long-Term Assets

Other Long-Term Assets

Other long-term assets as of December 31, 2017 and 2016 consist of the following (in thousands):

	2017	2016
Convertible 2021 note hedge asset	$46,915	$25,471
Convertible 2022 note hedge asset	46,680	—
Cash surrender value of life insurance policies	1,991	1,824
Deferred financing fees	787	793
Investments	103	108
Long-term installment receivables	475	466
Long-term deferred taxes	518	837
Other	107	188
	$97,576	$29,687

During the second quarter of 2017, the company issued $120,000,000 principal amount of Convertible Senior Notes due 2022. As part of the transaction, the company entered into related convertible note hedge derivatives which are included in Other Long-Term Assets, the value of which will be adjusted quarterly to reflect fair value.

See "Long-Term Debt" in the notes to the Consolidated Financial Statements included elsewhere in this report for more detail regarding the company's issuance of convertible debt and the related convertible note hedge derivatives.

Property and Equipment

Property and equipment as of December 31, 2017 and 2016 consist of the following (in thousands):

	2017	2016
Machinery and equipment	$307,244	$301,367
Land, buildings and improvements	78,522	73,709
Furniture and fixtures	10,264	10,100
Leasehold improvements	9,947	12,054
	405,977	397,230
Less allowance for depreciation	(325,961)	(321,871)
	$80,016	$75,359

Machinery and equipment includes demonstration equipment recorded as fixed assets and depreciated to their estimated recoverable values over their estimated useful lives. These demonstration units are placed in provider locations for longer periods of time and thus classified as property and equipment.

Notes to Financial Statements	Long-Term Assets

Goodwill

The carrying amount of goodwill by operating segment is as follows (in thousands):

	Institutional Products Group	Europe	Consolidated
Balance at January 1, 2016	$27,156	$334,524	$361,680
Foreign currency translation adjustments	450	(1,528)	(1,078)
Balance at December 31, 2016	27,606	332,996	360,602
Foreign currency translation adjustments	1,124	39,557	40,681
Balance at December 31, 2017	$28,730	$372,553	$401,283

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

The company completes its annual impairment tests in the fourth quarter of each year or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To estimate the fair values of the reporting units, the company utilizes a discounted cash flow method model in which the company forecasts income statement and balance sheet amounts based on assumptions regarding future sales growth, profitability, inventory turns, days' sales outstanding, etc. to forecast future cash flows. The cash flows are discounted using a weighted average cost of capital discount rate where the cost of debt is based on quoted rates for 20-year debt of potential acquirer companies of similar credit risk and the cost of equity is based upon the 20-year treasury rate for the risk-free rate, a market risk premium, the industry average beta and a small cap stock adjustment. The discount rates used have a significant impact upon the discounted cash flow methodology utilized in the company's annual impairment testing as higher discount rates decrease the fair value estimates. The assumptions used are based on a market participant's point of view and yielded a discount rate of 9.07% in 2017 for the company's annual impairment analysis for the reporting units with goodwill compared to 8.67% in 2016 and 9.41% in 2015.

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

While there was no indication of impairment in 2017 related to goodwill for the Europe or IPG segments, a future potential impairment is possible for these segments should actual results differ materially from forecasted results used in the valuation analysis. Furthermore, the company's annual valuation of goodwill can differ materially if the market inputs used to determine the discount rate change significantly. For instance, higher interest rates or greater stock price volatility would increase the discount rate and thus increase the chance of impairment. In consideration of this potential, the company reviewed the results if the discount rate used were 100 basis points higher for the 2017 impairment analysis and determined that there still would not be an indicator of potential impairment for the Europe or IPG reporting units.
As part of the company's review of goodwill for impairment, the company also considers the potential for impairment of any other assets. See Intangibles in the Notes to the Consolidated Financial Statements for a description of any intangible impairments.

Notes to Financial Statements	Long-Term Assets

Intangibles

All the company’s other intangible assets have been assigned definite lives and continue to be amortized over their useful lives, except for trademarks shown below, which have indefinite lives. The changes in intangible balances reflected on the balance sheet from December 31, 2016 to December 31, 2017 were the result of foreign currency translation and amortization except for an intangible impairment noted below.

The company’s intangibles consist of the following (in thousands):

	December 31, 2017		December 31, 2016
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer lists	$54,516	$51,957	$49,362	$45,797
Trademarks	26,372	—	24,091	—
License agreements	1,187	1,187	1,126	1,126
Developed technology	7,925	6,636	7,287	5,969
Patents	5,566	5,559	5,512	5,487
Other	1,162	1,145	1,162	1,138
	$96,728	$66,484	$88,540	$59,517

Amortization expense related to other intangibles was $1,881,000, $1,629,000 and $1,907,000 for 2017, 2016 and 2015, respectively. Estimated amortization expense for each of the next five years is expected to be $1,626,000 for 2018, $1,319,000 in 2019, $190,000 in 2020, $190,000 in 2021 and $190,000 in 2022. Amortized intangibles are being amortized on a straight-line basis over remaining lives from 1 to 10 years with the majority of the intangibles being amortized over an average remaining life of approximately 4 years.

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
During 2017, the company recognized an intangible impairment charge in the IPG segment of $320,000 ($237,000 after-tax) related to a trademark with an indefinite life. The fair value of the trademark was calculated using a relief from royalty payment methodology which requires applying an estimated market royalty rate to forecasted net sales and discounting the resulting cash flows to determine fair value.

Notes to Financial Statements	Current Liabilities

Current Liabilities

Accrued Expenses

Accrued expenses as of December 31, 2017 and 2016 consisted of accruals for the following (in thousands):

	2017	2016
Salaries and wages	$33,390	$32,959
Taxes other than income taxes, primarily Value Added Taxes	22,627	19,194
Warranty cost	22,468	23,302
Rebates	5,831	356
Professional	5,203	4,728
Freight	4,002	5,211
Interest	3,919	3,747
Severance	3,704	2,049
Product liability, current portion	2,905	3,996
Deferred revenue	2,770	1,446
Derivatives (foreign currency forward exchange contracts)	2,120	1,783
Rent	808	672
Insurance	645	742
Supplemental Executive Retirement Plan (SERP)	391	391
Other items, principally trade accruals	7,914	9,519
	$118,697	$110,095

Depending on the terms of the contract, the company may defer the recognition of a portion of the revenue at the end of a reporting period to align with the transfer of control of the company’s products to the customer. In addition, to the extent performance obligations are satisfied over time, the company defers revenue recognition until the performance obligations are satisfied.

Accrued rebates relate to several volume incentive programs the company offers its customers. The company accounts for these rebates as a reduction of revenue when the products are sold in accordance with the guidance in ASC 605-50, Customer Payments and Incentives. Rebates are netted against gross accounts receivables unless in excess of such receivables and then classified as accrued expenses.

Generally, the company's products are covered by warranties against defects in material and workmanship for various periods depending on the product from the date of sales to the customer. Certain components carry a lifetime warranty. A provision for estimated warranty cost is recorded at the time of sale based upon actual experience. In addition, the company has sold extended warranties that, while immaterial, require the company to defer the revenue associated with those warranties until earned. The company has established procedures to appropriate defer such revenue.

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

Notes to Financial Statements	Current Liabilities

Changes in accrued warranty costs were as follows (in thousands):

	2017	2016
Balance as of January 1	$23,302	$22,820
Warranties provided during the period	10,176	12,019
Settlements made during the period	(11,917)	(15,461)
Changes in liability for pre-existing warranties during the period, including expirations	907	3,924
Balance as of December 31	$22,468	$23,302

The company's warranty expense for 2016 includes $2,856,000 principally driven by two specific issues. First, an expense of $1,366,000 for a product recall which was related to a component on a lifestyles product, recorded in the NA/HME segment. Secondly, an additional warranty expense of $1,490,000 for a component of a lifestyles product which was recorded in the European segment.

The company's warranty expense for 2015 includes reversals of $2,325,000 principally driven by a $2,000,000 reversal as a result of changes in the company's estimate of costs related to a recall for a component in a stationary oxygen concentrator that was manufactured in the company’s facility in Suzhou, China.

Warranty reserves are subject to adjustment in future periods as new developments change the company's estimate of the total cost.

Notes to Financial Statements	Long-Term Obligations

Long-Term Liabilities

Long-Term Debt

Debt as of December 31, 2017 and 2016 consisted of the following (in thousands):

	2017	2016
Convertible senior notes at 5.00%, due in February 2021	$122,355	$115,159
Convertible senior notes at 4.50%, due in June 2022	89,675	—
Convertible senior subordinated debentures at 4.125%, due in February 2027	—	13,039
Other notes and lease obligations	31,415	33,151
	243,445	161,349
Less current maturities of long-term debt	(2,040)	(15,261)
	$241,405	$146,088

The company had outstanding letters of credit of $2,945,000 and $2,853,000 as of December 31, 2017 and 2016, respectively. There were no borrowings denominated in foreign currencies, excluding a portion of the company's capital leases, as of December 31, 2017 or December 31, 2016. For 2017 and 2016, the weighted average interest rate on all borrowings, excluding capital leases, was 4.84% and 4.85%, respectively.

On September 30, 2015, the company entered into an Amended and Restated Revolving Credit and Security Agreement, which was subsequently amended (the "Credit Agreement") and which matures on January 16, 2021. The Credit Agreement was entered into by and among the company, certain of the company’s direct and indirect U.S. and Canadian subsidiaries and certain of the company’s European subsidiaries (together with the company, the “Borrowers”), certain other of the company’s direct and indirect U.S., Canadian and European subsidiaries (the “Guarantors”), and PNC Bank, National Association (“PNC”), JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited, KeyBank National Association, and Citizens Bank, National Association (the “Lenders”). PNC is the administrative agent (the “Administrative Agent”) and J.P. Morgan Europe Limited is the European agent (the “European Agent”) under the Credit Agreement.

In connection with entering into the company's Credit Agreement, the company incurred fees which were capitalized and are being amortized as interest expense. As of December 31, 2017, debt fees yet to be amortized through January 2021 totaled $1,184,000. In addition, as a result of terminating the previous credit agreement, which was scheduled to mature in October 2015, the company wrote-off $668,000 in previously capitalized fees in the first quarter of 2015, which is reflected in the expense of the North America / HME segment.

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

The aggregate borrowing availability under the U.S. and Canadian Credit Facility is determined based on a borrowing base formula. The aggregate usage under the U.S. and Canadian Credit Facility may not exceed an amount equal to the sum of (a) 85% of eligible U.S. accounts receivable plus (b) the lesser of (i) 70% of eligible U.S. inventory and eligible foreign in-transit inventory and (ii) 85% of the net orderly liquidation value of eligible U.S. inventory and eligible foreign in-transit inventory (not to exceed $4,000,000), plus (c) the lesser of (i) 85% of the net orderly liquidation value of U.S. eligible machinery and equipment and (ii) $1,315,800 as of December 31, 2017 (subject to reduction as provided in the Credit Agreement), plus (d) 85% of eligible Canadian accounts receivable, plus (e) the lesser of (i) 70% of eligible Canadian inventory and (ii) 85% of the net orderly liquidation value of eligible Canadian inventory, less (f) swing loans outstanding under the U.S. and Canadian Credit Facility, less (g) letters of credit issued and undrawn under the U.S. and Canadian Credit Facility, less (h) a $5,000,000 minimum availability reserve, less (i) other reserves required by the Administrative Agent, and in each

Notes to Financial Statements	Long-Term Obligations

case subject to the definitions and limitations in the Credit Agreement. As of December 31, 2017, the company was in compliance with all covenant requirements and had borrowing capacity on the U.S. and Canadian Credit Facility under the Credit Agreement of $26,453,000, considering the minimum availability reserve, then-outstanding letters of credit, other reserves and the $11,250,000 dominion trigger amount described below. Borrowings under the U.S. and Canadian Credit Facility are secured by substantially all the company’s U.S. and Canadian assets, other than real estate.

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

The Credit Agreement contains customary default provisions, with certain grace periods and exceptions, which provide that events of default that include, among other things, failure to pay amounts due, breach of covenants, representations or warranties, bankruptcy, the occurrence of a material adverse effect, exclusion from any medical reimbursement program, and an interruption of any material manufacturing facilities for more than 10 consecutive days. There were no borrowings under the U.S. and Canadian Credit Facility at December 31, 2017.

European Credit Facility

The Credit Agreement also provides for a revolving credit, letter of credit and swing line loan facility which gives the company and European Borrowers the ability to borrow up to an aggregate principal amount of $30,000,000, with a $5,000,000 sublimit for letters of credit and a $2,000,000 sublimit for swing line loans (the “European Credit Facility”). Up to $15,000,000 of the European Credit Facility will be available to each of Invacare Limited (the “UK Borrower”) and Invacare Poirier SAS (the “French Borrower” and, together with the UK Borrower, the “European Borrowers”). The European Credit Facility matures in January 2021, together with the U.S. and Canadian Credit Facility.

The aggregate borrowing availability for each European Borrower under the European Credit Facility is determined based on a borrowing base formula. The aggregate borrowings of each of the European Borrowers under the European Credit Facility may not exceed an amount equal to (a) 85% of the European Borrower’s eligible accounts receivable, less (b) the European Borrower’s borrowings and swing line loans outstanding under the European Credit Facility, less (c) the European Borrower’s letters of credit issued and undrawn under the European Credit Facility, less (d) a $3,000,000 minimum availability reserve, less (e) other reserves required by the European Agent, and in each case subject to the definitions and limitations in the Credit Agreement. As of December 31, 2017, the aggregate borrowing availability to the European Borrowers under the European Credit Facility was approximately $13,496,000, considering the $3,000,000 minimum availability reserve and a $3,375,000 dominion trigger amount described below.

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

Notes to Financial Statements	Long-Term Obligations

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

The proceeds of the European Credit Facility will be used to finance the working capital and other business needs of the company. There were no borrowings outstanding under the European Credit Facility at December 31, 2017.

Convertible senior subordinated debentures due in 2027

In 2007, the company issued $135,000,000 principal amount of 4.125% Convertible Senior Subordinated Debentures due 2027 (the "debentures"), of which $0 principal amount remained outstanding at December 31, 2017 as the holders of the debentures exercised their right to require the company to repurchase all of the debentures on February 1, 2017 at a price equal to 100% of the principal amount. As a result of the repurchase, the company wrote-off unamortized debt fees of $207,000 and recognized amortization expense of $311,000 in the first quarter of 2017.

The liability components of the debentures consisted of the following (in thousands):

2016
Carrying amount of equity component	$25,381

Principal amount of liability component	$13,350
Unamortized discount	(311)
Net carrying amount of liability component	$13,039
The unamortized discount as of December 31, 2016 was fully amortized in the first quarter 2017 due to the repurchase of all the debentures on February 1, 2017.
The effective interest rate on the liability component was 11.5%. Non-cash interest expense of $311,000, $892,000 and $796,000 was recognized in 2017, 2016 and 2015, respectively, in comparison to actual interest expense paid of $275,000, $551,000 and $551,000 based on the stated coupon rate of 4.125%, for each of the same periods.
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

Notes to Financial Statements	Long-Term Obligations

upon the occurrence of certain fundamental changes. The initial conversion rate is 60.0492 common shares per $1,000 principal amount of 2021 notes (equivalent to an initial conversion price of approximately $16.65 per common share). The company evaluated the terms of the conversion features under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the features did require separate accounting as a derivative. This derivative was capitalized on the balance sheet as a long-term liability and will be adjusted to reflect fair value each quarter. The fair value of the convertible debt conversion liability related to the notes at issuance was $34,480,000. The fair value of the convertible debt conversion liability at December 31, 2017 was $53,154,000 compared to $30,708,000 as of December 31, 2016. The company recognized a loss of $22,446,000 in 2017 compared to a gain of $3,772,000 in 2016 related to the convertible debt conversion liability.
In connection with the offering of the 2021 notes, the company entered into privately negotiated convertible note hedge transactions with two financial institutions (the “option counterparties”). These transactions cover, subject to customary anti-dilution adjustments, the number of the company’s common shares that will initially underlie the 2021 notes, and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the 2021 notes. The company evaluated the note hedges under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the note hedges should be accounted for as derivatives. These derivatives were capitalized on the balance sheet as long-term assets and will be adjusted to reflect fair value each quarter. The fair value of the convertible note hedge assets at issuance was $27,975,000. The fair value of the convertible note hedge asset at December 31, 2017 was $46,915,000 compared to $25,471,000 as of December 31, 2016. The company recognized a gain of $21,444,000 in 2017 compared to a loss of $2,504,000 in 2016 related to the convertible note hedge asset.

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

The net proceeds from the offering of the notes were approximately $144,034,000, after deducting fees and offering expenses of $5,966,000, which were paid in 2016. These debt issuance costs were capitalized and are being amortized as interest expense through February 2021. In accordance with ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, these debt issuance costs are presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability. Approximately $5,000,000 of the net proceeds from the offering were used to repurchase the company’s common shares from purchasers of 2021 notes in the offering in privately negotiated transactions. A portion of the net proceeds from the offering were used to pay the cost of the convertible note hedge transactions (after such cost is partially offset by the proceeds to the company from the warrant transactions), which net cost was $15,600,000.

The liability components of the notes consist of the following (in thousands):

	December 31, 2017	December 31, 2016
Principal amount of liability component	$150,000	$150,000
Unamortized discount	(23,900)	(29,919)
Debt fees	(3,745)	(4,922)
Net carrying amount of liability component	$122,355	$115,159

The unamortized discount of $23,900,000 is to be amortized through February 2021. The effective interest rate on the liability component was 11.1%. Non-cash interest expense of $6,019,000 and $4,562,000 was recognized in 2017 and 2016, respectively, in comparison to actual interest expense accrued of $7,500,000 and $6,378,000 in 2017 and 2016, respectively, based on the stated coupon rate of 5.0%. The 2021 notes were not convertible as of December 31, 2017 nor was the applicable conversion threshold met.

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

Notes to Financial Statements	Long-Term Obligations

2022 notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Unless and until the company obtains shareholder approval of the issuance of the company's common shares upon conversion of the 2022 notes under applicable New York Stock Exchange rules, the 2022 notes will be convertible, subject to certain conditions, into cash. If the company obtains such shareholder approval, the 2022 notes may be settled in cash, the company’s common shares or a combination of cash and the company’s common shares, at the company’s election.

Holders of the 2022 notes will have the right to require the company to repurchase all or some of their 2022 notes at 100% of their principal, plus any accrued and unpaid interest, upon the occurrence of certain fundamental changes. The initial conversion rate is 61.6095 common shares per $1,000 principal amount of 2022 notes (equivalent to an initial conversion price of approximately $16.23 per common share). The company evaluated the terms of the conversion features under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the features did require separate accounting as a derivative. This derivative was capitalized on the balance sheet as a long-term liability and will be adjusted to reflect fair value each quarter. The fair value of the convertible debt conversion liability at issuance was $28,859,000. The fair value of the convertible debt conversion liability at December 31, 2017 was $53,414,000. The company recognized a loss of $24,555,000 in 2017 related to the convertible debt conversion liability.

In connection with the offering of the 2022 notes, the company entered into privately negotiated convertible note hedge transactions with one financial institution (the “option counterparty”). These transactions cover, subject to customary anti-dilution adjustments, the number of the company’s common shares that will initially underlie the 2022 notes, and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the 2022 notes. The company evaluated the note hedges under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the note hedges should be accounted for as derivatives. These derivatives were capitalized on the balance sheet as long-term assets and will be adjusted to reflect fair value each quarter. The fair value of the convertible note hedge assets at issuance was $24,780,000. The fair value of the convertible note hedge assets at December 31, 2017 was $46,680,000. The company recognized a gain of $21,900,000 in 2017 related to the convertible note hedge asset.

The company entered into separate, privately negotiated warrant transactions with the option counterparty at a higher strike price relating to the same number of the company’s common shares, subject to customary anti-

dilution adjustments, pursuant to which the company sold warrants to the option counterparties. The warrants could have a dilutive effect on the company’s outstanding common shares and the company’s earnings per share to the extent that the price of the company’s common shares exceeds the strike price of those warrants. The initial strike price of the warrants is $21.4375 per share and is subject to certain adjustments under the terms of the warrant transactions. The company evaluated the warrants under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the warrants meet the definition of a derivative, are indexed to the company's own stock and should be classified in shareholder's equity. The amount paid for the warrants and capitalized in shareholder's equity was $14,100,000.

The net proceeds from the offering of the 2022 notes were approximately $115,289,000, after deducting fees and offering expenses of $4,711,000, which were paid in 2017. These debt issuance costs were capitalized and are being amortized as interest expense through June 2022. As of December 31, 2017, all the debt issuance costs were paid. In accordance with ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, these debt issuance costs are presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability. A portion of the net proceeds from the offering were used to pay the cost of the convertible note hedge transactions (after such cost is partially offset by the proceeds to the company from the warrant transactions), which net cost was $10,680,000.

The liability components of the 2022 notes consist of the following (in thousands):

December 31, 2017
Principal amount of liability component	$120,000
Unamortized discount	(26,378)
Debt fees	(3,947)
Net carrying amount of liability component	$89,675

The unamortized discount of $26,378,000 is to be amortized through June 2022. The effective interest rate on the liability component was 10.9%. Non-cash interest expense of $2,481,000 was recognized in 2017 in comparison to actual interest expense accrued of $2,955,000 for the same period, based on the stated coupon rate of 4.5%. The 2022 notes were not convertible as of December 31, 2017 nor was the applicable conversion threshold met.

The aggregate minimum maturities of long-term debt for each of the next five years are as follows: $2,040,000 in 2018, $1,873,000 in 2019, $1,810,000 in 2020, $151,693,000 in 2021, and $121,431,000 in 2022. Interest paid on all borrowings was $11,995,000, $5,955,000 and $2,753,000 in 2017, 2016 and 2015, respectively.

Notes to Financial Statements	Other Long-Term Obligations

Other Long-Term Obligations

Other long-term obligations as of December 31, 2017 and 2016 consist of the following (in thousands):

	2017	2016
Convertible 2022 debt conversion liability	$53,414	$—
Convertible 2021 debt conversion liability	53,154	30,708
Deferred income taxes	28,890	31,079
Product liability	13,575	16,615
Pension	10,340	13,258
Deferred gain on sale leaseback	6,419	6,703
Supplemental Executive Retirement Plan liability	5,636	5,612
Deferred compensation	5,592	3,593
Uncertain tax obligation including interest	2,738	3,150
Other	3,512	3,689
Total long-term obligations	$183,270	$114,407

During the quarter ended March 31, 2016, the company issued $150,000,000 principal amount of 5.00% convertible senior notes due 2021. During the quarter ended June 30, 2017, the company issued $120,000,000 principal amount of 4.50% convertible senior notes due 2022. Due to the 2016 and 2017 issuances, long-term liabilities representing the convertible debt conversion liabilities were recorded which are adjusted to reflect fair values quarterly. The amounts included in the above table represents the fair values of the conversion liabilities as of December 31, 2017 and December 31, 2016. See "Long-Term Debt" in the Notes to the Consolidated Financial Statements included elsewhere in this report for more detail.

On April 23, 2015, the company entered into a real estate sales leaseback transaction which resulted in the recording of an initial deferred gain of $7,414,000, the majority of which is included in Other Long-Term Obligations and will be recognized over the 20-year life of the leases. The gain realized was $275,000 and $265,000 as of December 31, 2017 and 2016, respectively.

Notes to Financial Statements	Leases and Commitments

Leases and Commitments

The company leases a portion of its facilities, transportation equipment, data processing equipment and certain other equipment. These leases have terms from 1 to 20 years and provide for renewal options. Generally, the company was required to pay taxes and normal expenses of operating the facilities and equipment. As of December 31, 2017, the company is committed under non-cancelable operating leases, which have initial or remaining terms in excess of one year and expire on various dates through 2035. Lease expenses were approximately $18,102,000 in 2017, $18,805,000 in 2016 and $20,360,000 in 2015.
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
In connection with the transaction, the requirements for sale lease-back accounting were met. Accordingly, the company recorded the sale of the properties, removed the related property and equipment from the company's balance sheet, recognized an initial deferred gain of $7,414,000 and an immediate loss of $257,000 related to one property and recorded new lease liabilities. Specifically, the company recorded four capital leases totaling $32,339,000 and one operating lease related to leased land, which was not a material component of the transaction. The gains on the sales of the properties were required to be deferred and recognized over the life of the leases as the property sold is being leased back. The deferred gain is classified under Other Long-Term Obligations on the Consolidated Balance Sheet.

The amount of buildings and equipment capitalized in connection with capital leases was $44,629,000 and $42,946,000 at December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016, accumulated amortization was $13,215,000 and $9,795,000, respectively, which is included in depreciation expense.

Future minimum operating and capital lease commitments, as of December 31, 2017, are as follows (in thousands):

	Capital Leases	Operating Leases
2018	$3,162	$13,268
2019	2,925	8,177
2020	2,783	5,067
2021	2,722	2,786
2022	2,266	1,559
Thereafter	27,935	1,456
Total future minimum lease payments	41,793	$32,313
Amounts representing interest	(10,378)
Present value of minimum lease payments	$31,415

Notes to Financial Statements	Retirement and Benefit Plans

Retirement and Benefit Plans

Substantially all full-time salaried and hourly domestic employees are included in the Invacare Retirement Savings Plan sponsored by the company. The company makes matching cash contributions up to 66.7% of employees’ contributions up to 3% of compensation. The company also makes quarterly contributions to this Plan equal to a percentage of qualified wages. In 2017, quarterly contributions were made at 1% of qualified wages. The company may make discretionary contributions to the domestic plans based on an annual resolution of the Board of Directors. Contribution expense for the Invacare Retirement Savings Plan in 2017, 2016 and 2015 was $2,131,000, $2,335,000 and $2,573,000, respectively.

The company sponsors a Deferred Compensation Plus Plan covering certain employees, which provides for elective deferrals and the company retirement deferrals so that the total retirement deferrals equal amounts that would have contributed to the company’s principal retirement plans if it were not for limitations imposed by income tax regulations.

The company sponsors a non-qualified defined benefit Supplemental Executive Retirement Plan (SERP) for certain key executives. Effective December 31, 2008, the SERP was amended, in part to comply with IRS Section 409A. As a result of the amendment, the plan became a defined benefit cash balance plan for the non-retired participants and thus, future payments by the company will be made based upon a cash balance formula with interest credited at a rate determined annually by the Compensation and Management Development Committee of the Board of Directors. In 2017 interest was credited at 0% for active participants in the SERP. The plan continues to be unfunded with individual hypothetical accounts maintained for each participant.

The SERP projected benefit obligation related to this unfunded plan was $6,027,000 and $6,003,000 at December 31, 2017 and December 31, 2016, respectively, and the accumulated benefit obligation was $6,027,000 and $6,003,000 at December 31, 2017 and December 31, 2016, respectively. The projected benefit obligations were calculated using an assumed future salary increase of 3.25% at December 31, 2017 and 2016, respectively. The assumed discount rate, relevant for three participants unaffected by the plan conversion was 3.60% and 4.14% for 2017 and 2016, respectively, based upon the discount rate on high-quality fixed-income investments without adjustment. The retirement age was 67 for 2017 and 2016. In addition, the mortality assumption was updated to the RP-2014 White Collar Fully Generational Mortality Table using Scale Mp-2017.

Expense for the SERP in 2017 was $414,000 compared to expense of $1,073,000 and $142,000 in 2016 and 2015, respectively. The expense was comprised of interest expense of $246,000 and $908,000 in 2017 and 2016, respectively, compared to interest income of $42,000 in 2015 with the remaining non-interest expense related to service costs, prior service costs and other gains/losses. Benefit payments in 2017, 2016 and 2015 were $391,000, $1,279,000 and $21,517,000, respectively.

The company also sponsors a Death Benefit Only Plan (DBO) for certain key executives that provides a benefit equal to three times the participant’s final target earnings should the participant’s death occur while an employee and a benefit equal to one time the participant’s final earnings upon the participant’s death after normal retirement or if a participant dies after his or her employment with the company is terminated following a change in control of the company. Expense for the plan in 2017 was $150,000 compared to income of $121,000 in 2016 and expense of $103,000 in 2015, respectively. The expense was comprised of service and accrual adjustment expense of $69,000 in 2017 compared to income of $216,000 and $28,000 in 2016 and 2015, respectively, with the remaining portion related to interest costs in each year, respectively. There were no benefit payments in 2017 or 2015 compared to benefit payments of $761,000 in 2016. In conjunction with the company's DBO, the company has invested in life insurance policies related to certain employees to help satisfy the DBO obligations.

In Europe, the company maintains two defined benefit plans in Switzerland. The statutory pension plans are maintained with a private insurance company and, in accordance with Swiss law, the plans function as defined contribution plans whereby employee and employer contributions are defined as a percentage of individual salary depending on the age of the employee and a guaranteed interest rate, which is annually defined by the Swiss Pension Fund. Under U.S. GAAP, the plans are treated as defined benefit plans. Expense for the European plans was $436,000 and $1,004,000 in 2017 and 2016, respectively, compared to income of $19,000 in 2015.

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

On May 31, 2017, the company received notice that holders of 703,912 Class B Common Shares had elected to convert all their Class B Common Shares into Common Shares. As of December 31, 2017, 6,357 Class B Common Shares remained outstanding. The conversion substantially diminished the significance of the Company’s dual class voting structure, as of December 31, 2017, the holders of the Common Shares represent approximately 99.9% of the Company’s total outstanding voting power.

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

At December 31, 2017, an aggregate of 1,073,226 Common Shares underlie awards outstanding under the 2003 Plan, which shares may become available under the 2013 Plan to the extent such awards are forfeited or expire unexercised.
The Compensation and Management Development Committee of the Board (the “Compensation Committee”), in its discretion, may grant an award under the 2013 Plan to any director or employee of the company or an affiliate. As of December 31, 2017, 2,131,355 common shares were available for issuance under the 2013 Plan in connection with the following types of awards with respect to shares of the company's common shares: incentive stock options, nonqualified stock options, SARs, restricted stock, restricted stock units, unrestricted stock and performance shares. The Compensation Committee also may grant performance units that are payable in cash. The Compensation Committee has the authority to determine which participants will receive awards, the amount of the awards and the other terms and conditions of the awards.

The 2013 Plan provides that shares granted come from the company’s authorized but unissued common shares or treasury shares. In addition, the company’s stock-based compensation plans allow employee participants to exchange shares for minimum withholding taxes, which results in the company acquiring treasury shares. Under these provisions, the company acquired approximately 85,000 treasury shares for $1,276,000 in 2017, 32,000 shares for $331,000 in 2016 and 7,000 shares for $134,000 in 2015.

The amounts of equity-based compensation expense recognized as part of selling, general and administrative expenses in All Other in business segment reporting were as follows (in thousands):

	2017	2016	2015
Non-qualified stock options	$865	$745	$1,228
Restricted stock and restricted stock units	4,648	5,039	2,785
Performance shares and performance share units	1,834	1,110	—
Total stock-based compensation expense	$7,347	$6,894	$4,013

Notes to Financial Statements	Equity Compensation

As of December 31, 2017, unrecognized compensation expense related to equity-based compensation arrangements granted under the company's 2013 Plan and previous plans, which is related to non-vested options and shares, was as follows (in thousands):

	2017	2016	2015
Non-qualified stock options	$2,502	$175	$1,059
Restricted stock and restricted stock units	7,005	8,740	9,476
Performance shares and performance share units	5,523	3,134	—
Total stock-based compensation expense	$15,030	$12,049	$10,535

Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures and for updated vesting assumptions for the performance share awards (see "Performance Options" and "Performance Shares and Performance Share Units" below). No tax benefit for share-based compensation was realized during 2017,

2016 and 2015 due to a valuation allowance against deferred tax assets. In accordance with ASC 718, any tax benefits resulting from tax deductions in excess of the compensation expense recognized is classified as a component of financing cash flows.

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

The following table summarizes information about stock option activity for the three years ended 2017, 2016 and 2015:

	2017	Weighted Average Exercise Price	2016	Weighted Average Exercise Price	2015	Weighted Average Exercise Price
Options outstanding at January 1	2,542,732	$21.19	2,942,783	$21.22	3,600,132	$22.74
Granted	756,420	12.15	—	—	—	—
Exercised	(193,263)	13.51	(1,250)	13.82	(172,218)	13.95
Canceled	(474,320)	19.45	(398,801)	21.47	(485,131)	34.98
Options outstanding at December 31	2,631,569	$19.44	2,542,732	$21.19	2,942,783	$21.22
Options exercise price range at December 31	$ 12.15 to		$ 13.37 to		$ 13.37 to
	$33.36		$33.36		$33.36
Options exercisable at December 31	2,029,773		2,513,614		2,656,983
Shares available for grant at December 31*	2,131,355		3,891,121		2,659,562
 ________________________

*
Shares available for grant as of December 31, 2017 reduced by net restricted stock and restricted stock unit and performance share and performance share unit award activity of 2,045,888 shares and 1,999,706 shares, respectively.

Notes to Financial Statements	Equity Compensation

The following table summarizes information about stock options outstanding at December 31, 2017:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding At 12/31/17	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price	Number Exercisable At 12/31/17	Weighted Average Exercise Price
$ 12.15 – $20.00	1,071,784	6.9	$13.07	469,988	$14.23
$ 20.01 – $25.00	823,501	2.2	22.21	823,501	22.21
$ 25.01 – $30.00	731,788	1.5	25.55	731,788	25.55
$ 30.01 – $33.36	4,496	3.4	33.36	4,496	33.36
Total	2,631,569	3.9	$19.44	2,029,773	$21.60

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

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The calculated fair value of the 2017 performance option awards was $5.38 based on the following assumptions:

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

The weighted-average fair value of options granted in 2017 was $5.38. The weighted-average remaining contractual life of options outstanding at December 31, 2017, 2016 and 2015 was 3.9, 3.5 and 4.3 years, respectively. The weighted-average contractual life of options exercisable at December 31, 2017 was 2.4 years. The total intrinsic value of stock awards exercised in 2017, 2016 and 2015 was $350,000, $2,000 and $1,107,000, respectively. As of December 31, 2017, the intrinsic value of all options outstanding and of all options exercisable was $4,070,000 and $1,252,000, respectively.

The exercise of stock awards in 2017, 2016 and 2015 resulted in cash received by the company totaling $2,676,000, $17,000 and $2,402,000 for each period, respectively with no tax benefits for any period. The total fair value of awards vested during 2017, 2016 and 2015 was $363,000, $953,000 and $1,867,000, respectively.

Notes to Financial Statements	Equity Compensation

Restricted Stock and Restricted Stock Units

The following table summarizes information about restricted shares and restricted share units (primarily for non-U.S. recipients):

	2017	Weighted Average Fair Value	2016	Weighted Average Fair Value	2015	Weighted Average Fair Value
Stock / Units unvested at January 1	878,356	$15.87	641,505	$18.89	312,423	$17.91
Granted	523,412	12.37	486,711	12.62	480,839	19.09
Vested	(369,128)	16.63	(139,298)	17.86	(56,976)	16.47
Canceled	(256,120)	14.02	(110,562)	16.60	(94,781)	18.11
Stock / Units unvested at December 31	776,520	$13.75	878,356	$15.87	641,505	$18.89

The restricted stock awards generally vest ratably over the three years after the award date. Unearned restricted stock compensation, determined as the market value of the shares at the date of grant, is being amortized on a straight-line basis over the vesting period.

Performance Shares and Performance Share Units

The following table summarizes information about performance shares and performance share units (primarily for non-U.S. recipients):

	2017	Weighted Average Fair Value	2016	Weighted Average Fair Value	2015	Weighted Average Fair Value
Shares / Units unvested at January 1	309,468	$14.58	198,401	$19.50	121,644	$20.05
Granted	336,694	12.02	234,402	12.82	114,257	18.95
Vested	—	—	—	—	—	—
Canceled	(188,283)	15.48	(123,335)	19.14	(37,500)	19.62
Shares / Units unvested at December 31	457,879	$12.33	309,468	$14.58	198,401	$19.50

During 2017, 2016 and 2015, the performance shares and performance share units (for non-U.S. recipients) were granted as performance awards with a 3-year performance period with payouts based on achievement of certain performance goals. The awards are classified as equity awards as they will be settled in common shares upon vesting. The number of shares earned will be determined at the end of the performance period based on achievement of performance criteria for the periods established by the Compensation Committee at the time of grant. Recipients will be entitled to receive a number of common shares equal to the number of performance shares that vest based upon the levels of achievement which may range between 0% and 150% of the target number of shares with the target being 100% of the initial grant.

The fair value of the performance awards is based on the stock price on the date of grant discounted for the estimated value of dividends foregone as the awards are not eligible for dividends except to the extent vested. The company assesses the probability that the performance targets will be met with expense recognized whenever it is probable that at least the minimum performance criteria will be achieved. Depending upon the company's assessment of the probability of achievement of the goals, the company may not recognize any expense associated with performance awards in a given period, may reverse prior expense recorded or record additional expense to make up for expense not recorded in a prior period. Performance award compensation expense is generally expected to be recognized over 3 years. No performance award expense was recognized for the 2014 and 2015 awards as the performance goals for these performance awards were not met and thus those awards were forfeited without any shares earned in 2016 and 2017, respectively.

Notes to Financial Statements	Accumulated Other Comprehensive Income

Accumulated Other Comprehensive Income (Loss) by Component

Changes in accumulated other comprehensive income ("OCI") during the year ended December 31, 2017 were as follows (in thousands):

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
December 31, 2016	$(26,199)	$17,372	$(11,248)	$740	$(19,335)
OCI before reclassifications	76,575	(21,984)	3,446	(2,737)	55,300
Amount reclassified from accumulated OCI	—	—	150	755	905
Net current-period OCI	76,575	(21,984)	3,596	(1,982)	56,205
December 31, 2017	$50,376	$(4,612)	$(7,652)	$(1,242)	$36,870

Changes in OCI during the year ended December 31, 2016 were as follows (in thousands):

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
December 31, 2015	$(5,744)	$4,111	$(9,757)	$2,003	$(9,387)
OCI before reclassifications	(20,455)	13,261	(2,284)	989	(8,489)
Amount reclassified from accumulated OCI	—	—	793	(2,252)	(1,459)
Net current-period OCI	(20,455)	13,261	(1,491)	(1,263)	(9,948)
December 31, 2016	$(26,199)	$17,372	$(11,248)	$740	$(19,335)

OCI activity related to Long-Term Notes represents currency translation on notes that are long-term in nature and not intended to be settled.

Reclassifications out of accumulated OCI for the year ended December 31, 2017 and December 31, 2016 were as follows (in thousands):

	Amount reclassified from OCI		Affected Statement of Comprehensive (Income) Loss line
	2017	2016
Defined Benefit Plans:
Service and interest costs	$150	$882	Selling, General and Administrative
Tax	—	(89)	Income Taxes
Total after tax	$150	$793

Derivatives:
Foreign currency forward contracts hedging sales	$(517)	$(4,453)	Net Sales
Foreign currency forward contracts hedging purchases	1,357	1,880	Cost of Products Sold
Total before tax	840	(2,573)
Tax	(85)	321	Income Taxes
Total after tax	$755	$(2,252)

Notes to Financial Statements	Capital Stock

Capital Stock

Capital stock activity for 2017, 2016 and 2015 consisted of the following (in thousands of shares):

	Common Stock Shares	Class B Shares	Treasury Shares
January 1, 2015 Balance	34,219	1,085	(3,187)
Conversion of Class B to Common	351	(351)	—
Exercise of stock options	172	—	—
Restricted stock awards	282	—	(7)
December 31, 2015 Balance	35,024	734	(3,194)
Conversion of Class B to Common	5	(5)	—
Exercise of stock options	1	—	—
Restricted stock awards	288	—	(32)
Purchase of treasury shares	—	—	(390)
December 31, 2016 Balance	35,318	729	(3,616)
Conversion of Class B to Common	723	(723)	—
Exercise of stock options	193	—	(4)
Restricted stock awards	298	—	(81)
December 31, 2017 Balance	36,532	6	(3,701)

Stock awards for 256,120, 110,562 and 94,781 shares were canceled in 2017, 2016 and 2015, respectively. In 2017, 2016 and 2015, dividends of $0.05 per Common Share and $0.045 per Class B Common Share were declared and paid, respectively.

Notes to Financial Statements	Charges Related to Restructuring

Charges Related to Restructuring Activities

The company's restructuring charges were primarily originally necessitated by continued declines in Medicare and Medicaid reimbursement by the U.S. government, as well as similar healthcare reimbursement pressures abroad, which negatively affect the company's customers (e.g. home health care providers) and continued pricing pressures faced by the company due to the outsourcing by competitors to lower cost locations. Restructuring decisions were also the result of reduced profitability in the NA/HME and Asia/Pacific segments. In addition, as a result of the company's transformation strategy, additional restructuring actions were incurred in 2016 and continued in 2017. The company expects any near-term cost savings from restructuring will be offset by other costs because of pressures on the business.

The company's restructuring commenced in 2011 and cumulative charges through December 31, 2017 totaled $59,069,000. Charges for the year ended December 31, 2015 totaled $1,971,000 including charges for severance ($1,678,000) and charges primarily in the NA/HME segment ($293,000) principally related to a building lease termination. Severance charges were incurred in the NA/HME segment ($1,069,000), Europe segment ($510,000), IPG segment ($73,000) and Asia/Pacific segment ($26,000) related to the elimination of certain positions as a result of general restructuring efforts. Payments for the year ended December 31, 2015 were $3,723,000 and were funded with operating cash flows and cash on hand. The 2015 charges have been paid out.
Charges for the year ended December 31, 2016 totaled $2,447,000 which were related to NA/HME segment ($2,347,000) and the Asia/Pacific segment ($100,000). In NA/HME, costs were incurred related to severance

($1,862,000) and lease termination costs ($485,000). The Asia/Pacific charges were for severance costs. Payments for the year ended December 31, 2016 were $2,992,000 and the cash payments were funded with company's cash on hand. The 2016 charges have been paid out.
Charges for the year ended December 31, 2017 totaled $12,274,000 which were related to NA/HME segment ($8,889,000), Europe ($1,975,000) and the Asia/Pacific segment ($1,410,000). In NA/HME, costs were incurred related to severance ($8,162,000) and lease termination costs ($727,000). The European charges were incurred related to severance ($1,753,000) and lease termination costs ($222,000). The Asia/Pacific charges were for severance costs. Payments for the year ended December 31, 2017 were $10,438,000 and the cash payments were funded with company's cash on hand. The majority of the 2017 charges are expected to be paid out within twelve months.

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

A progression by reporting segment of the accruals recorded as a result of the restructuring is as follows (in thousands):

	Severance	Inventory	Lease Terminations	Other	Total
December 31, 2014 Balance
NA/HME	$662	$—	$—	$—	$662
IPG	148	—	—	—	148
Europe	421	—	—	—	421
Asia/Pacific	—	—	257	—	257
Other	2,978	—	—	—	2,978
Total	4,209	—	257	—	4,466
Charges
NA/HME	1,069	—	292	—	1,361
IPG	73	—	—	—	73
Europe	510	—	—	—	510
Asia/Pacific	26	—	1	—	27
Total	$1,678	$—	$293	$—	$1,971

Notes to Financial Statements	Charges Related to Restructuring

	Severance	Inventory	Lease Terminations	Other	Total
Payments
NA/HME	$(1,069)	$—	$(55)	$—	$(1,124)
IPG	(221)	—	—	—	(221)
Europe	(619)	—	—	—	(619)
Asia/Pacific	(26)	—	(258)	—	(284)
Other	(1,475)	—	—	—	(1,475)
Total	(3,410)	—	(313)	—	(3,723)
December 31, 2015 Balance
NA/HME	662	—	237	—	899
Europe	312	—	—	—	312
Other	1,503	—	—	—	1,503
Total	2,477	—	237	—	2,714
Charges
NA/HME	1,862	—	485	—	2,347
Asia/Pacific	100	—	—	—	100
Total	1,962	—	485	—	2,447
Payments
NA/HME	(1,741)	—	(602)	—	(2,343)
Europe	(312)	—	—	—	(312)
Asia/Pacific	(100)	—	—	—	(100)
Other	(237)	—	—	—	(237)
Total	(2,390)	—	(602)	—	(2,992)
December 31, 2016 Balance
NA/HME	783	—	120	—	903
Other	1,266	—	—	—	1,266
Total	2,049	—	120	—	2,169
Charges
NA/HME	8,162	—	727	—	8,889
Europe	1,753	—	222	—	1,975
Asia/Pacific	1,410	—	—	—	1,410
Total	11,325	—	949	—	12,274
Payments
NA/HME	(6,506)	—	(680)	—	(7,186)
Europe	(1,504)	—	(88)	—	(1,592)
Asia/Pacific	(1,410)	—	—	—	(1,410)
Other	(250)	—	—	—	(250)
Total	(9,670)	—	(768)	—	(10,438)
December 31, 2017 Balance
NA/HME	2,439	—	167	—	2,606
Europe	249	—	134	—	383
Other	1,016	—	—	—	1,016
Total	$3,704	$—	$301	$—	$4,005

Notes to Financial Statements	Income Taxes

Income Taxes

Earnings (loss) from continuing operations before income taxes consist of the following (in thousands):

	2017	2016	2015
Domestic	$(96,343)	$(68,949)	$(54,812)
Foreign	30,093	39,392	43,072
	$(66,250)	$(29,557)	$(11,740)

The company has provided for income taxes (benefits) from continuing operations as follows (in thousands):

	2017	2016	2015
Current:
Federal	$(125)	$(360)	$(167)
State	(437)	(115)	(150)
Foreign	15,223	12,873	11,439
	14,661	12,398	11,122
Deferred:
Federal	(2,164)	—	3,222
State	—	—	318
Foreign	(2,206)	901	48
	(4,370)	901	3,588
Income Taxes	$10,291	$13,299	$14,710

Included in the 2015 Federal current tax benefit is a benefit of $140,000 related to an intra-period allocation to continuing operations. A charge in an equal amount is in discontinued operations.

Reduction of U.S. federal corporate tax rate: The US Tax Cuts and Jobs Act of 2017 reduces the corporate rate to 21%, effective January 1, 2018. Consequently, the company has provisionally recorded a decrease related to deferred tax assets and liabilities of $64,440,000 and $20,034,000, respectively, and has recorded a decrease to the valuation allowance of $45,986,000 with a corresponding net adjustment to deferred tax benefit of $1,580,000 for the year-ended December 31, 2017.

Deemed Repatriation Transition Tax: The Deemed Repatriation Transition tax (Transition Tax) is a tax on previously untaxed accumulated and current earnings and profit (E&P) of certain of our foreign subsidiaries. To determine the amount of Transition Tax, a company must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries as well as the amount of non-U.S. income taxes paid on such earnings. The company believes it has an overall foreign E&P deficit and accordingly has not recorded any provisional Transition Tax obligation as of December 31, 2017. However, the company is continuing to gather additional information to more precisely compute the amount of any Transition Tax.

We determined that the provisional calculations will be finalized after the underlying timing differences and foreign earnings and profits are finalized with our 2017 federal tax return filing.  Furthermore, we are still analyzing certain aspects of the US Tax Act and refining our calculations which could potentially affect the measurement of these balances or potentially give rise to new or additional deferred tax amounts.

Notes to Financial Statements	Income Taxes

A reconciliation to the effective income tax rate from the federal statutory rate is as follows:

	2017	2016	2015
Statutory federal income tax rate	(35.0)%	(35.0)%	(35.0)%
State and local income taxes, net of federal income tax benefit	(0.4)	(0.3)	0.9
Tax credits	(0.2)	(1.7)	(61.8)
Foreign taxes at less than the federal statutory rate (including tax holidays)	(1.3)	(7.1)	(46.1)
Federal and foreign valuation allowance	48.3	83.0	168.0
Withholding taxes	0.1	1.1	3.0
Unremitted earnings	(1.1)	5.8	(3.7)
Dividends	5.7	3.0	100.1
Life insurance	(0.1)	(0.2)	(2.7)
Foreign branch activity	(1.2)	(3.1)	(8.1)
Uncertain tax positions	0.1	(2.0)	6.7
Effects of US Tax Reform	(2.4)	—	—
Other, net	3.0	1.5	4.0
Effective federal income tax rate	15.5%	45.0%	125.3%

At December 31, 2017, total deferred tax assets were $168,706,000, total deferred tax liabilities were $29,875,000 and the tax valuation allowance total was $167,203,000 for a net deferred income tax liability of $28,372,000 compared to total deferred tax assets of $174,251,000, total deferred tax liabilities of $30,512,000 and a tax valuation allowance total of $173,981,000 for a net deferred income tax liability of $30,242,000 at December 31, 2016.

Significant components of long-term deferred income tax assets and liabilities at December 31, 2017 and 2016 are as follows (in thousands):

	2017	2016
Bad Debt	$1,237	$2,952
Warranty	2,949	4,861
Other accrued expenses and reserves	1,419	1,263
Inventory	3,096	3,605
Goodwill and intangibles	(24,939)	(24,694)
Convertible debt	916	(319)
Fixed assets	(4,158)	(5,499)
Compensation and benefits	9,206	8,491
Loss and credit carryforwards	118,374	124,901
Product liability	2,375	4,044
State and local taxes	29,134	21,692
Valuation allowance	(167,203)	(173,981)
Other, net	(778)	2,442
Net Deferred Income Taxes	$(28,372)	$(30,242)

The company recorded a valuation allowance for its U.S. and certain foreign country net deferred tax assets where it is, or is projected to be in a three-year cumulative loss. The company made net payments for income taxes of $15,377,000, $26,663,000, and $7,966,000 during the years ended December 31, 2017, 2016 and 2015, respectively. 2016 net tax payments included a foreign tax payment for an item currently being contested in the courts.

At December 31, 2017, the company had foreign tax loss carryforwards of approximately $81,281,000 of which $7,667,000 expire by 2024 and the remaining are non-expiring all of which are offset by valuation allowances. At December 31, 2017, the company also had $659,065,000 of domestic state and local tax loss carryforwards, of which $220,585,000 expire between 2018 and 2021, $212,154,000 expire between 2022 and 2031 and $226,326,000 expire after 2031. The company has a federal domestic net operating loss carryforward of $287,138,000 which expires between 2034 and 2037 and federal tax credit carryforwards of $34,928,000 of which $23,290,000 expire between 2018 and 2020 and $10,029,000 expire between 2020 and 2027, $1,609,000 expire between 2031 and 2037.

As of December 31, 2017 and 2016, the company had a liability for uncertain tax positions, excluding interest and penalties of $1,896,000 and $2,337,000, respectively. The total liabilities associated with unrecognized tax benefits that, if recognized, would impact the effective tax rates were $1,896,000 and $2,337,000 at December 31, 2017 and 2016, respectively.

Notes to Financial Statements	Income Taxes

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

	2017	2016
Balance at beginning of year	$3,468	$9,553
Additions to:
Positions taken during the current year	40	54
Positions taken during a prior year	49	280
Exchange rate impact	19	57
Deductions due to:
Exchange rate impact	—	(11)
Positions taken during a prior year	(176)	(42)
Settlements with taxing authorities	—	(6,245)
Lapse of statute of limitations	(535)	(178)
Balance at end of year	$2,865	$3,468

The company recognizes interest and penalties associated with uncertain tax positions in income tax expense. During 2017, 2016 and 2015 the expense for interest and penalties was $30,000, $288,000 and $315,000, respectively. The company had approximately $842,000 and $813,000 of accrued interest and penalties as of December 31, 2017 and 2016, respectively.

The company and its subsidiaries file income tax returns in the U.S. and certain foreign jurisdictions. The company is subject to U.S. federal income tax examinations for calendar years 2014 to 2017 with limited exceptions, and is subject to various U.S. state income tax examinations for 2013 to 2017. With regards to foreign income tax jurisdictions, the company is generally subject to examinations for the periods 2011 to 2017.

Notes to Financial Statements	Net Earnings per Common Share

Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net earnings (loss) per common share.

	2017	2016	2015
	(In thousands, except per share data)
Basic
Average common shares outstanding	32,752	32,471	32,171

Net loss from continuing operations	$(76,541)	$(42,856)	$(26,450)
Net earnings from discontinued operations	$—	$—	$260
Net loss	$(76,541)	$(42,856)	$(26,190)

Net loss per common share from continuing operations	$(2.34)	$(1.32)	$(0.82)
Net earnings per common share from discontinued operations	$—	$—	$0.01
Net loss per common share	$(2.34)	$(1.32)	$(0.81)

Diluted
Average common shares outstanding	32,752	32,471	32,171
Stock options and awards	464	119	512
Average common shares assuming dilution	33,216	32,590	32,683

Net loss from continuing operations	$(76,541)	$(42,856)	$(26,450)
Net earnings from discontinued operations	$—	$—	$260
Net loss	$(76,541)	$(42,856)	$(26,190)

Net loss per common share from continuing operations *	$(2.34)	$(1.32)	$(0.82)
Net earnings per common share from discontinued operations	$—	$—	$0.01
Net loss per common share *	$(2.34)	$(1.32)	$(0.81)

* Net earnings (loss) per share assuming dilution calculated utilizing weighted average shares outstanding - basic in periods in which there is a net loss.

At December 31, 2017, 2016 and 2015, shares associated with stock options of 801,992, 1,730,707 and 1,479,912, respectively, were excluded from the average common shares assuming dilution, as they were anti-dilutive. At December 31, 2017, the majority of the anti-dilutive shares were granted at an exercise price of $25.79, which was higher than the average fair market value price of $13.93 for 2017. In 2016, the majority of the anti-dilutive shares were granted at an exercise price of $25.24, which was higher than the average fair market value price of $12.36 for 2016. In 2015, the majority of the anti-dilutive shares were granted at an exercise price of $25.24, which was higher than the average fair market value price of $18.51 for 2015. For the 2017, 2016 and 2015 net loss per share from continuing operations calculation, all the shares associated with stock options were anti-dilutive because of the company's loss.

For 2017 and 2016, no shares were included in the common shares assuming dilution related to the company's issued warrants as the average market price of the company stock for these periods did not exceed the strike price of the warrants.

Notes to Financial Statements	Concentration of Credit Risk

Concentration of Credit Risk

The company manufactures and distributes durable medical equipment to the home health care, retail and extended care markets. The company performs credit evaluations of its customers’ financial condition. The company utilizes De Lage Landen, Inc. (“DLL”), a third-party financing company, to provide lease financing to Invacare’s U.S. customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a recourse obligation of $1,508,000 at December 31, 2017 to DLL for events of default under the contracts, which total $19,214,000 at December 31, 2017. Guarantees, ASC 460, requires the company to record a guarantee liability as it relates to the limited recourse obligation. As such, the company has recorded a liability of $24,000 for this guarantee obligation within accrued expenses. The company's recourse is re-evaluated by DLL biannually, considers activity between the biannual dates and excludes any receivables purchased by the company from DLL. The company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with Receivables, ASC 310-10-05-4. Credit losses are provided for in the financial statements.

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

The company’s top 10 customers accounted for approximately 17.7% of 2017 net sales. The loss of business of one or more of these customers may have a significant impact on the company, although no single customer accounted for more than 4.1% of the company’s 2017 net sales. Providers who are part of a buying group generally make individual purchasing decisions and are invoiced directly by the company.

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

The company has historically not recognized any material amount of ineffectiveness related to forward contract cash flow hedges because the company generally limits its hedges to between 50% and 90% of total forecasted transactions for a given entity’s exposure to currency rate changes and the transactions hedged are recurring in nature. Furthermore, the majority of the hedged transactions are related to intercompany sales and purchases for which settlement occurs on a specific day each month. Forward contracts with a total notional amount in USD of $171,770,000 and $228,640,000 matured during the twelve months ended December 31, 2017 and 2016, respectively.

Notes to Financial Statements	Derivatives

Foreign exchange forward contracts qualifying and designated for hedge accounting treatment were as follows (in thousands USD):

	December 31, 2017		December 31, 2016
	Notional Amount	Unrealized Net Gain (Loss)	Notional Amount	Unrealized Net Gain (Loss)
USD / AUD	$3,960	$44	$5,841	$316
USD / CAD	33,344	115	2,604	(18)
USD / CHF	—	—	370	15
USD / CNY	4,027	61	11,252	(301)
USD / EUR	72,259	(558)	60,387	1,826
USD / GBP	4,640	(124)	3,253	(75)
USD / NZD	9,300	11	9,650	(64)
USD / SEK	—	—	4,923	146
USD / MXP	6,461	(158)	6,148	(417)
EUR / AUD	—	—	506	6
EUR / GBP	32,248	(682)	14,511	(686)
EUR / NOK	4,521	68	2,503	(25)
EUR / SEK	7,732	39	—	—
EUR / NZD	2,855	(8)	3,777	16
GBP / AUD	—	—	503	34
GBP / CHF	—	—	215	(10)
GBP / SEK	—	—	1,389	(42)
CHF / DKK	—	—	595	(2)
DKK / SEK	6,453	(120)	31,978	49
NOK / CHF	—	—	1,335	(13)
NOK / SEK	—	—	2,618	21
	$187,800	$(1,312)	$164,358	$776

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

Foreign exchange forward contracts not qualifying or designated for hedge accounting treatment entered into in 2017 and 2016, respectively, and outstanding were as follows (in thousands USD):

	December 31, 2017		December 31, 2016
	Notional Amount	Gain (Loss)	Notional Amount	Gain (Loss)
AUD / USD	$2,750	$(77)	$5,800	$204
CNY / USD	—	—	5,556	(24)
NZD / USD	3,300	(53)	—	—
EUR / AUD	4,000	43	—	—
NZD / AUD	3,600	9	3,264	15
	$13,650	$(78)	$14,620	$195

The fair values of the company’s derivative instruments were as follows (in thousands):

	December 31, 2017		December 31, 2016
	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	$678	$1,990	$2,535	$1,759
Derivatives not designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	52	130	219	24
	$730	$2,120	$2,754	$1,783

The fair values of the company’s foreign currency forward assets and liabilities are included in Other Current Assets and Accrued Expenses, respectively in the Consolidated Balance Sheets.

The effect of derivative instruments on the Statement of Operations and Other Comprehensive Income (OCI) was as follows, net of tax (in thousands):

Derivatives (foreign currency forward exchange contracts) in ASC 815 cash flow hedge relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Year ended December 31, 2017	$(2,737)	$(755)	$(94)
Year ended December 31, 2016	$989	$2,252	$40

Derivatives (foreign currency forward exchange contracts) not designated as hedging instruments under ASC 815	Amount of Gain (Loss) Recognized in Income on Derivatives
Year ended December 31, 2017	$(78)
Year ended December 31, 2016	$195

Notes to Financial Statements	Derivatives

The gains or losses recognized as the result of the settlement of cash flow hedge foreign currency forward contracts are recognized in net sales for hedges of inventory sales or cost of product sold for hedges of inventory purchases. In 2017, net sales were increased by $517,000 and cost of product sold was increased by $1,357,000 for a net realized loss of $840,000. In 2016, net sales were increased by $4,453,000 and cost of product sold was increased by $1,880,000 for a net realized gain of $2,573,000. In 2015, net sales were decreased by $2,778,000 and cost of product sold was decreased by $3,890,000 for a net realized gain of $1,112,000.

A loss of $78,000 in 2017, a gain of $195,000 in 2016 and a loss of $54,000 in 2015 were recognized in selling, general and administrative (SG&A) expenses related to forward contracts not designated as hedging instruments that were entered into to offset gains/losses that were also recorded in SG&A expenses on intercompany trade receivables or payables. The gains/losses on the non-designated hedging instruments were substantially offset by gains/losses on intercompany trade payables.

The company's derivative agreements provide the counterparties with a right of set off in the event of a default that would enable the counterparty to offset any net payment due by the counterparty to the company under the applicable agreement by any amount due by the company to the counterparty under any other agreement. For example, the terms of the agreement would permit a counterparty to a derivative contract that is also a lender under the company's Credit Agreement to reduce any derivative settlement amounts owed to the company under the derivative contract by any amounts owed to the counterparty by the company under the Credit Agreement. In addition, the agreements contain cross-default provisions that could trigger a default by the company under the agreement in the event of a default by the company under another agreement with the same counterparty. The company does not present any derivatives on a net basis in its financial statements, other than the conversion and bond hedge derivatives which are presented net on the Consolidated Statement of Comprehensive Income (Loss), and all derivative balances presented are subject to provisions that are similar to master netting agreements.

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

The fair values of the outstanding convertible note derivatives as of December 31, 2017 and their effect on the Statement of Comprehensive Income (Loss) were as follows (in thousands):

		Gain (Loss)
	Fair Value	Twelve Months Ended
	December 31, 2017	December 31, 2017	December 31, 2016
Convertible 2021 debt conversion long-term liability	$(53,154)	$(22,446)	$3,772
Convertible 2022 debt conversion long-term liability	(53,414)	(24,555)	—
Convertible 2021 note hedge long-term asset	46,915	21,444	(2,504)
Convertible 2022 note hedge long-term asset	46,680	21,900	—
Net fair value and net gains (losses) on convertible debt derivatives	$(12,973)	$(3,657)	$1,268
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

The following table provides a summary of the company’s assets and liabilities that are measured on a recurring basis (in thousands):

	Basis for Fair Value Measurements at Reporting Date
	Quoted Prices in Active Markets for Identical Assets / (Liabilities)	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Level I	Level II	Level III
December 31, 2017
Forward Exchange Contracts—net	—	$(1,390)	—
Convertible 2021 debt conversion liability	—	(53,154)	—
Convertible 2021 note hedge asset	—	46,915	—
Convertible 2022 debt conversion liability	—	(53,414)	—
Convertible 2022 note hedge asset	—	46,680	—
December 31, 2016
Forward Exchange Contracts—net	—	$971	—
Convertible 2021 debt conversion liability	—	(30,708)	—
Convertible 2021 note hedge asset	—	25,471	—

The carrying and fair values of the company’s financial instruments at December 31, 2017 and 2016 are as follows (in thousands):

	2017		2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$176,528	$176,528	$124,234	$124,234
Other investments	103	103	108	108
Installment receivables, net of reserves	1,809	1,809	1,834	1,834
Long-term debt (including current maturities of long-term debt) *	(243,445)	(294,173)	(161,349)	(164,900)
Convertible 2021 debt conversion liability in Other Long-Term Obligations	(53,154)	(53,154)	(30,708)	(30,708)
Convertible 2021 note hedge in Other Long-Term Assets	46,915	46,915	25,471	25,471
Convertible 2022 debt conversion liability in Other Long-Term Obligations	(53,414)	(53,414)	—	—
Convertible 2022 note hedge in Other Long-Term Assets	46,680	46,680	—	—
Forward contracts in other current assets	730	730	2,754	2,754
Forward contracts in accrued expenses	(2,120)	(2,120)	(1,783)	(1,783)
________
* The company's long-term debt is shown net of discount and fees associated with the Convertible Senior Notes due 2021 and 2022 on the company's consolidated balance sheet. Accordingly, the fair values of the Convertible Senior Notes due 2021 and 2022 are included in the long-term debt presented in this table is also shown net of the discount and fees.

Notes to Financial Statements	Fair Values

The company, in estimating its fair value disclosures for financial instruments, used the following methods and assumptions:

Cash, cash equivalents: The carrying amount reported in the balance sheet for cash, cash equivalents equals its fair value.

Other investments: The company has an investment in a limited partnership, which is accounted for using the cost method, adjusted for any estimated declines in value. The investment was acquired in a private placement and there is no quoted market price or stated rate of return. The company does not have the ability to easily sell the investment. The company completes an evaluation of the residual value related to such investments in the fourth quarter of each year. No impairment was recognized in 2017, 2016 or 2015.

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

The gains and losses that result from the majority of the forward contracts are deferred and recognized when the offsetting gains and losses for the identified transactions are recognized. The company recognized a net loss of $840,000 in 2017 compared to gains of $2,573,000 and $1,112,000 in 2016 and 2015, respectively, related to ASC 815 designated derivatives. Gains or losses recognized as the result of the settlement of forward contracts are recognized in cost of products sold for hedges of inventory transactions, sales for hedges of forecasted sales or selling, general and administrative expenses for other hedged transactions.

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

The company completes its annual impairment tests in the fourth quarter of each year. To estimate the fair values of the reporting units, the company utilizes a discounted cash flow method model in which the company forecasts income statement and balance sheet amounts based on assumptions regarding future sales growth, profitability, inventory turns, days' sales outstanding, etc. to forecast future cash flows. The cash flows are discounted using a weighted average cost of capital discount rate where the cost of debt is based on quoted rates for 20-year debt of companies of similar credit risk and the cost of equity is based upon the 20-year treasury rate for the risk-free rate, a market risk premium, the industry average beta, a small cap stock adjustment and reporting unit specific risk premiums as deemed appropriate. The discount rates used have a significant impact upon the discounted cash flow methodology utilized in the company's annual impairment testing as higher discount rates decrease the fair value estimates. The assumptions used are based on a market participant view and yielded a discount rate of 9.07% in 2017 for the company's annual impairment analysis for the reporting units with goodwill compared to 8.67% in 2016 and 9.41% in 2015.
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

Notes to Financial Statements	Fair Values

While there was no indication of impairment in 2017 related to goodwill for the Europe or IPG segments, a future potential impairment is possible for any of the company's segments should actual results differ materially from forecasted results used in the valuation analysis. Furthermore, the company's annual valuation of goodwill can differ materially if the market inputs used to determine the discount rate change significantly. For instance, higher interest rates or greater stock price volatility would increase the discount rate and thus increase the chance of impairment. In consideration of this potential, the company reviewed the results if the discount rate used were 100 basis points higher for the 2017 impairment analysis and determined that there still would not be any indicator of potential impairment for the reporting units with goodwill, which are Europe and IPG.

During 2017, the company recognized an intangible impairment charge in the IPG segment of $320,000 ($237,000 after-tax) related to a trademark with an indefinite life. The fair value of the trademark was calculated using a relief from royalty payment methodology which requires applying an estimated market royalty rate to forecasted net sales and discounting the resulting cash flows to determine fair value.
The fair values of the company's intangible assets were calculated using inputs that are not observable in the market and included management’s own estimates regarding the assumptions that market participants would use and thus these inputs are deemed Level III inputs in regards to the fair value hierarchy.

Notes to Financial Statements	Business Segments

Business Segments

The company operates in four primary business segments: North America/Home Medical Equipment (NA/HME), Institutional Products Group (IPG), Europe and Asia/Pacific. The NA/HME segment sells each of the three primary product lines, which includes: lifestyle, mobility and seating, and respiratory therapy products. IPG sells, and rented prior to the disposition of the rentals businesses, long-term care medical equipment, health care furnishings and accessory products. Europe and Asia/Pacific sell product lines similar to NA/HME and IPG. The accounting policies of each segment are the same as those described in the summary of significant accounting policies for the company’s consolidated financial statements. Intersegment sales and transfers are based on the costs to manufacture plus a reasonable profit element.

Segment performance is measured and resources are allocated based on a number of factors, with the primary profit or loss measure being segment operating profit (loss). Segment operating profit (loss) represents net sales less cost of products sold less selling general and administrative expenses. Segment operating profit (loss) excludes unallocated corporate general and administrative expenses not allocated to the segments and intersegment sales and profit eliminations, which are included in All Other. In addition, segment operating profit (loss) further excludes charges related to restructuring activities, asset impairments and gain on sale of business (as applicable). The previous performance measure was earnings before income taxes. With the issuance of convertible debt during 2016, this performance measure has not been utilized by the Chief Operating Decision Maker (CODM) as the interest expense incurred by the company is related to the company’s financing decision to issue convertible debt as compared to the operating decisions resulting from allocation of resources and segment operating income performance. In addition, in 2016, the company included an operating income line on the consolidated statement of comprehensive income (loss) to emphasize the CODM’s emphasis on operating income (loss).

As noted, this performance measure, segment operating income (loss), is used by the CODM for purposes of making decisions about allocating resources to a segment and assessing its performance. In addition, this metric is reviewed by the company’s Board of Directors regarding segment performance and is a key metric in the performance management assessment of the company's employees.

The information by segment is as follows (in thousands):

	2017	2016	2015
Revenues from external customers
Europe (1)	$535,326	$534,801	$535,372
NA/HME (1)	320,818	402,914	475,287
Institutional Products Group	59,472	64,413	87,137
Asia/Pacific	50,881	45,346	44,542
Consolidated	$966,497	$1,047,474	$1,142,338
Intersegment revenues
Europe	$13,815	$14,182	$9,958
NA/HME	82,716	96,750	111,321
Institutional Products Group	2,083	2,885	997
Asia/Pacific	15,312	19,366	20,661
Consolidated	$113,926	$133,183	$142,937
Depreciation and amortization
Europe	$7,446	$7,038	$7,176
NA/HME (2)	5,452	5,956	7,556
Institutional Products Group	293	254	1,980
Asia/Pacific	1,420	1,349	1,463
All Other (3)	20	38	29
Consolidated (2)	$14,631	$14,635	$18,204

Notes to Financial Statements	Business Segments

	2017	2016	2015
Net interest expense (income)
Europe	$229	$197	$(444)
NA/HME (2)	21,729	15,119	3,305
Institutional Products Group	277	191	1,028
Asia/Pacific	199	103	82
Consolidated (2)	$22,434	$15,610	$3,971
Operating income (loss)
Europe (1)	$33,160	$34,122	$39,869
NA/HME (1)	(42,831)	(37,876)	(29,320)
Institutional Products Group	5,839	5,693	7,834
Asia/Pacific	(27)	(1,436)	(3,493)
All Other (3)	(23,706)	(20,657)	(20,712)
Charge related to restructuring activities	(12,274)	(2,447)	(1,971)
Gains on sale of businesses	—	7,386	24
Asset write-off	(320)	—	—
Consolidated operating loss	(40,159)	(15,215)	(7,769)
Net gain (loss) on convertible derivatives	(3,657)	1,268	—
Net Interest expense	(22,434)	(15,610)	(3,971)
Loss from continuing operations before income taxes	$(66,250)	$(29,557)	$(11,740)
Assets
Europe	$646,085	$572,427	$555,867
NA/HME (4)	349,137	265,092	205,724
Institutional Products Group	38,884	38,657	38,730
Asia/Pacific	29,922	25,703	24,421
All Other	2,005	1,864	1,752
Assets Held for Sale (4)	—	—	11,649
Consolidated	$1,066,033	$903,743	$838,143
Long-lived assets
Europe	$430,998	$388,692	$391,505
NA/HME	142,238	70,585	49,169
Institutional Products Group	31,340	30,603	30,278
Asia/Pacific	2,538	2,927	3,140
All Other	2,005	1,864	1,752
Consolidated	$609,119	$494,671	$475,844
Expenditures for assets
Europe	$5,819	$5,552	$5,038
NA/HME	7,702	3,426	1,252
Institutional Products Group	53	58	212
Asia/Pacific	995	1,115	969
All Other	—	—	51
Consolidated	$14,569	$10,151	$7,522
   ________________________

(1)
During the first quarter of 2017, a subsidiary, formerly included in the Europe segment, was transferred to the NA/HME segment as the subsidiary is managed by the NA/HME segment manager effective January 1, 2017. This revision increased revenues from external customers by $5,212,000 and $1,091,000 and increased operating loss by $128,000 and $75,000 for

Notes to Financial Statements	Business Segments

the twelve months ended December 31, 2016 and December 31, 2015, respectively, for NA/HME with an offsetting impact on Europe. Other items were also revised by immaterial amounts for 2016 and 2015 to conform with 2017 presentation.

(2)	Revised 2015 for reclass of debt fees from depreciation and amortization to net interest expense with adoption of ASU 2015-03.

(3)	Consists of un-allocated corporate SG&A costs and intercompany profits, which do not meet the quantitative criteria for determining reportable segments.

(4)	Revised 2015 for GCM sale on September 30, 2016 and classified as assets held for sale.

Net sales by product, are as follows (in thousands):

	2017	2016	2015
Europe
Lifestyle	$266,290	$274,684	$275,932
Mobility and Seating	225,909	209,501	207,639
Respiratory Therapy	26,261	35,030	36,373
Other(1)	16,866	15,586	15,428
	$535,326	$534,801	$535,372
NA/HME
Lifestyle	$126,308	$173,301	$222,944
Mobility and Seating	114,087	121,934	118,323
Respiratory Therapy	78,666	104,631	130,349
Other(1)	1,757	3,048	3,671
	$320,818	$402,914	$475,287
Institutional Products Group
Continuing Care	$59,472	$64,413	$87,137

Asia/Pacific
Mobility and Seating	$29,096	$25,254	$25,655
Lifestyle	10,402	10,161	10,277
Continuing Care	3,601	3,521	3,115
Respiratory Therapy	1,640	1,244	807
Other(1)	6,142	5,166	4,688
	$50,881	$45,346	$44,542

Total Consolidated	$966,497	$1,047,474	$1,142,338
   ________________________

(1)	Includes various services, including repair services, equipment rentals and external contracting.

No single customer accounted for more than 4.1% of the company’s sales.

Notes to Financial Statements	Contingencies

Contingencies

General
In the ordinary course of its business, the company is a defendant in a number of lawsuits, primarily product liability actions in which various plaintiffs seek damages for injuries allegedly caused by defective products. All the product liability lawsuits that the company faces in the United States have been referred to the company's captive insurance company and/or excess insurance carriers while all non-U.S. lawsuits have been referred to the company's commercial insurance carriers. All such lawsuits are generally contested vigorously. The coverage territory of the company's insurance is worldwide with the exception of those countries with respect to which, at the time the product is sold for use or at the time a claim is made, the U.S. government has suspended or prohibited diplomatic or trade relations. The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures.

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
In December 2012, the company became subject to a consent decree of injunction filed by FDA with respect to the company's Corporate facility and its Taylor Street manufacturing facility in Elyria, Ohio. The consent decree initially limited the company's (i) manufacture and distribution of power and manual wheelchairs, wheelchair components and wheelchair sub-assemblies at or from its Taylor Street manufacturing facility, except in verified cases of medical necessity, (ii) design activities related to wheelchairs and power beds that take place at the impacted Elyria facilities and (iii) replacement, service and repair of products already in use from the Taylor Street manufacturing facility. Under the terms of the consent decree, in order to resume full operations, the company had to successfully complete independent, third-party expert certification audits at the impacted Elyria facilities, comprised of three distinct certification reports separately submitted to, and subject accepted by, FDA; submit its own report to the FDA; and successfully complete a reinspection by FDA of the company’s Corporate and Taylor Street facilities.
On July 24, 2017, following its June 2017 reinspection of the Corporate and Taylor Street facilities, FDA notified the company that it is in substantial compliance with the QSR and, at that time, the company was permitted to resume full operations at those facilities including the resumption of unrestricted sales of products made in those facilities.

The consent decree will continue in effect for a minimum of five years from July 24, 2017, during which time the company’s Corporate and Taylor Street facilities must complete to two semi-annual and then four annual audits performed by a company-retained expert firm. The expert audit firm will determine whether the facilities remain in continuous compliance with the FDA Act, FDA regulations and the terms of the consent decree. The FDA has the authority to inspect these facilities and any other FDA registered facility, at any time.
The FDA has continued to actively inspect the company’s facilities, other than through the processes established under the consent decree. The FDA has informed the company of further upcoming inspections to its facilities, and the company believes that additional inspections beyond those for which it has been notified will likely occur in the near future. The company expects that the FDA will, from time to time, inspect substantially all the company's domestic and foreign FDA-registered facilities. Recent inspections for which follow-up remains ongoing are summarized in the following paragraphs.

Notes to Financial Statements	Contingencies

In June 2017, FDA inspected the company's Corporate and Taylor Street facilities in connection with the consent decree, as described above, and issued an inspectional observation on Form 483. The company submitted its response to the agency in a timely manner. On July 24, 2017, the FDA notified the company that it was in substantial compliance with the QSR and that it was permitted to resume full operations at those facilities.
In September 2017, Alber GmbH, a wholly owned subsidiary of the company, received a warning letter from the FDA. The warning letter required completion of corrective actions to address FDA Form 483 observations issued following an inspection of Alber’s facility in Albstadt, Germany in May 2017. As a consequence of the warning letter, all Alber devices could not be imported into the United States until all findings were corrected to FDA’s satisfaction. On January 3, 2018, FDA notified the company that Alber’s responses to the warning letter were adequate, and that FDA had as of that date, removed the import suspension. FDA is expected to conduct a follow-up inspection of Alber’s facility in Q2 2018 and the warning letter cannot be fully resolved until successful completion of the inspection. The company cannot predict the timing or the outcome of such inspection.
In October 2017, FDA inspected the Corporate and Taylor Street facilities to investigate an anonymous complaint concerning one of the company’s company's Verification of Medical Necessity documents under the consent decree. There were no Form 483 issued by FDA at the conclusion of the inspection.
In November 2017, FDA inspected the company’s facility in Pinellas Park, Florida and issued its observations on Form 483, one of which was annotated as corrected and verified at the conclusion of the inspection. The company has submitted its response to the agency in a timely manner.

In November 2017, the FDA inspected the company’s facility in Sanford, Florida and issued its observations on Form 483, and the company submitted its response to the agency in a timely manner. The Sanford facility is the subject of a warning letter from the FDA issued in December 2010 related to quality systems processes and procedures and the company continues to work on addressing the FDA’s citations.
In November 2017, the FDA inspected the company’s facility in Porta Westfalica, Germany, and there were no inspectional observations issued at the end of the inspection.
In December 2017, the California Department of Public Health, on behalf of FDA, inspected the company's facility in Simi Valley, California and there were no inspectional observations issued at the end of the inspection.

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
Although the company has been permitted to resume full operations at the Corporate and Taylor Street facilities, the negative effect of the consent decree on customer orders and net sales in the NA/HME and Asia/Pacific segments has been considerable, and it is uncertain as to whether, or how quickly, the company will be able to rebuild net sales to more typical historical levels, irrespective of market conditions. Accordingly, when compared to the company's 2010 results, the previous limitations in the consent decree had, and likely may continue to have, a material adverse effect on the company's business, financial condition and results of operations.
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
Warranty Matters
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
Any of the above contingencies could have an adverse impact on the company's financial condition or results of operations.

Notes to Financial Statements	Interim Financial Information

Interim Financial Information

(In thousands, except per share data - unaudited)	QUARTER ENDED
2017	March 31,	June 30,	September 30,	December 31,
Net sales	$231,723	$233,517	$250,906	$250,351
Gross profit	65,145	65,022	70,740	68,344
Loss before income taxes	(14,180)	(21,333)	(15,141)	(15,596)
Net loss	(16,780)	(23,508)	(18,591)	(17,662)
Net loss per share—basic	(0.52)	(0.72)	(0.57)	(0.54)
Net loss per share—assuming dilution *	(0.52)	(0.72)	(0.57)	(0.54)

2016	March 31,	June 30,	September 30,	December 31,
Net sales	$257,552	$275,037	$268,145	$246,740
Gross profit	67,860	73,595	73,442	68,730
Loss from before income taxes	(6,791)	(9,630)	(595)	(12,541)
Net loss	(8,616)	(11,580)	(5,020)	(17,640)
Net loss per share—basic	(0.27)	(0.36)	(0.15)	(0.54)
Net loss per share—assuming dilution *	(0.27)	(0.36)	(0.15)	(0.54)
* Net earnings (loss) per share assuming dilution calculated utilizing weighted average shares outstanding - basic in periods in which there is a net loss.

The description of significant items affecting continuing operations for each quarter presented are detailed below.

Loss and loss per share for the quarter ended March 31, 2017 reflects restructuring charges of $3,283,000 ($3,166,000 after tax or $0.10 per share assuming dilution) and net gain on convertible debt derivatives of $901,000 ($901,000 after tax or $0.03 per share assuming dilution).

Loss and loss per share for the quarter ended June 30, 2017 reflects restructuring charges of $4,987,000 ($4,939,000 after tax or $0.15 per share assuming dilution) and net loss on convertible debt derivatives of $1,051,000 ($1,051,000 after tax or $0.03 per share assuming dilution).

Loss and loss per share for the quarter ended September 30, 2017 reflects restructuring charges of $703,000 ($604,000 after tax or $0.02 per share assuming dilution) and net loss on convertible debt derivatives of $2,550,000 ($2,550,000 after tax or $0.08 per share assuming dilution).

Loss and loss per share for the quarter ended December 31, 2017 reflects restructuring charges of $3,301,000 pre-tax ($3,163,000 after tax or $0.10 per share assuming dilution), net loss on convertible debt derivatives of $957,000 ($957,000 after tax or $0.03 per share assuming dilution), an intangible asset impairment of $320,000 ($237,000 after-tax expense or $0.01 per share assuming dilution) and a non-cash tax benefit of $1,580,000 ($0.05 per share assuming dilution) related to the revaluation of net deferred tax liabilities as a result of the new U.S. tax reform legislation.

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

Schedule II - Valuation and Qualifying Accounts

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	COL A.	COL B.	COL C.		COL D.
	Balance At Beginning of Period	Charged To Cost And Expenses	Additions (Deductions) Describe		Balance At End of Period
		(In thousands)
Year Ended December 31, 2017
Deducted from asset accounts—
Allowance for doubtful accounts	$9,754	$2,042	$(4,039)	(A)	$7,757
Inventory obsolescence reserve	17,795	4,922	(3,714)	(B)	19,003
Tax valuation allowances	173,981	(9,203)	2,425	(D)	167,203
Accrued warranty cost	23,302	11,083	(11,917)	(B)	22,468
Accrued product liability	20,611	5,062	(9,193)	(C)	16,480
Year Ended December 31, 2016
Deducted from asset accounts—
Allowance for doubtful accounts	$12,518	$1,059	$(3,823)	(A)	$9,754
Inventory obsolescence reserve	16,664	4,631	(3,500)	(B)	17,795
Tax valuation allowances	151,972	23,478	(1,469)	(D)	173,981
Accrued warranty cost	22,820	15,943	(15,461)	(B)	23,302
Accrued product liability	17,709	9,169	(6,267)	(C)	20,611
Year Ended December 31, 2015
Deducted from asset accounts—
Allowance for doubtful accounts	$16,873	$754	$(5,109)	(A)	$12,518
Inventory obsolescence reserve	17,575	5,054	(5,965)	(B)	16,664
Tax valuation allowances	133,912	19,717	(1,657)	(D)	151,972
Accrued warranty cost	30,738	9,899	(17,817)	(B)	22,820
Accrued product liability	23,194	3,738	(9,223)	(C)	17,709
  ________________________
Note (A)—Uncollectible accounts written off, net of recoveries.
Note (B)—Amounts written off or payments incurred.
Note (C)—Loss and loss adjustment.
Note (D)—Other activity not affecting federal or foreign tax expense.