Form 10-Q
period 2018-03-31
INVACARE CORP
filed 2018-05-07
CIK 742112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒

As of May 4, 2018, the registrant had 33,157,645 Common Shares and 6,357 Class B Common Shares outstanding.

	Item	Page
PART I: FINANCIAL INFORMATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations	2	1
Financial Statements (Unaudited)	1
Condensed Consolidated Statement of Comprehensive Income (Loss) - Three Months Ended March 31, 2018 and March 31, 2017		18
Condensed Consolidated Balance Sheets - March 31, 2018 and December 31, 2017		19
Condensed Consolidated Statement of Cash Flows - Three Months Ended March 31, 2018 and March 31, 2017		20
Notes to Condensed Consolidated Financial Statements - March 31, 2018		21
Quantitative and Qualitative Disclosures About Market Risk	3	59
Controls and Procedures	4	59

PART II: OTHER INFORMATION
Legal Proceedings	1	60
Risk Factors	1A	60
Unregistered Sales of Equity Securities and Use of Proceeds	2	61
Exhibits	6	62
Signatures		63

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The discussion and analysis presented below is concerned with material changes in financial condition and results of operations between the periods specified in the condensed consolidated balance sheet at March 31, 2018 and December 31, 2017, and in the condensed consolidated statement of comprehensive income (loss) for the three months ended March 31, 2018 and March 31, 2017. All comparisons presented are with respect to the same period last year, unless otherwise stated. This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes that appear elsewhere in this quarterly report on Form 10-Q and the MD&A included in the company's annual report on Form 10-K for the year ended December 31, 2017 and for some matters, SEC filings from prior periods may be useful sources of information.

OVERVIEW

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

Strategy
The company had a strategy to be a leading provider of durable medical equipment to providers in global markets by providing the broadest portfolio available. This strategy had not kept pace with certain reimbursement changes, competitive dynamics and company-specific challenges in recent years. Since 2015, the company has made a major shift in its strategy. The company has since been aligning its resources to produce solutions that address the most clinically complex needs thereby increasing the value of the company's offering. By focusing the company’s efforts to provide the best possible assistance and outcomes to the people and caregivers who use its products, the company aims to improve its financial condition for sustainable profit and growth. To execute this transformation, the company is undertaking a substantial three-phase multi-year transformation plan.

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

Phase One - Assess and Reorient

•	Increase commercial effectiveness;

•	Shift and narrow the product portfolio;

•	Focus innovation on clinically complex solutions;

•	Accelerate quality efforts on quality & excellence; and

•	Develop and expand talent.

Phase Two - Build and Align

•	Leverage commercial improvements;

•	Optimize the business for cost and efficiency;

•	Continue to improve quality systems;

•	Launch new clinical product platforms; and

•	Expand talent management and culture.

The company is currently in Phase Two of the transformation, focused primarily on North America, with lesser emphasis on, gradual changes in the Europe segment. By the end of this phase, the company expects growth in sales and gross profit, as well as an improvement in operating income and free cash flow. The company also is optimizing its infrastructure and improving efficiencies to streamline customer interactions and to reduce costs.

Phase Three - Grow

•	Lead in quality culture and operations excellence; and

•	Grow above market.

By the end of phase three, the company expects continued improvements in net sales, operating margin, operating income and free cash flow.

MD&A	Overview

STATUS OF THE CONSENT DECREE

On July 24, 2017, following its reinspection of the Corporate and Taylor Street facilities, the Food and Drug Administration ("FDA") notified the company that it was in substantial compliance with the FDA Quality System Regulation ("QSR") and, at that time, the company was permitted to resume full operations at those facilities including the resumption of unrestricted sales of products made in those facilities.

The consent decree will continue in effect for a minimum of five years from July 24, 2017, during which time the company’s Corporate and Taylor Street facilities must complete two semi-annual and then four annual audits performed by a company-retained expert audit firm. The expert audit firm will determine whether the facilities remain in continuous compliance with the Federal Food, Drug and Cosmetic Act (FDA Act), regulations and the terms of the consent decree. The FDA has the authority to inspect these facilities and any other FDA registered facility, at any time. As of the date of the filing of this Form 10-Q, the first expert audit of the Corporate and Taylor Street facilities was completed in 2018 and the result submitted to FDA. The expert’s inspection led to a summary report, which included a finding that the company operates the subject facilities in compliance with FDA regulations and with the requirements of the consent decree. There were no significant deviations requiring further actions noted from the inspection.

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

As a result of anticipated commercial effectiveness and resulting sales growth, the company expects increased working capital which, if realized, would support investments for growth, especially growth of NA/HME mobility and seating products. This would include investments in demonstration units and SG&A expense, and support of an extended quote-to-cash process for power wheelchairs. Also, the company expects to make additional restructuring and capital investments as it continues to reshape the business over the course of 2018. The company expects spending on capital expenditures to increase from recent low levels to approximately $20,000,000 to $25,000,000 in 2018. As a result, the company anticipates its cash flow usage for 2018 will be similar to the cash used in 2017, including consideration of seasonality of cash flow during the year.

The company is gradually applying the transformation to the Europe segment, which may slightly reduce the segment's net sales as it begins to shift its product mix toward more clinically valued, higher-margin products. Regarding the IPG segment, the company expects its new strategic selling approach in the capital selling environment to continue to take time to yield growth. In its pursuit of sustained increased shareholder value, the company continues to emphasize building a culture of quality excellence and achieving its long-term earnings potential.

MD&A	Net Sales

RESULTS OF OPERATION - NET SALES

($ in thousands USD)	1Q18	1Q17	Reported % Change	Foreign Exchange % Impact	Constant Currency % Change
Europe	131,314	119,508	9.9	12.5	(2.6)
NA/HME	79,782	84,262	(5.3)	0.4	(5.7)
IPG	14,887	16,373	(9.1)	0.2	(9.3)
Asia/Pacific	11,077	11,580	(4.3)	3.2	(7.5)
Consolidated	237,060	231,723	2.3	6.7	(4.4)

The table above provides net sales change as reported and as adjusted to exclude the impact of foreign exchange translation (constant currency net sales). “Constant currency net sales" is a non-GAAP financial measure, which is defined as net sales excluding the impact of foreign currency translation. The current year's functional currency net sales are translated using the prior year's foreign exchange rates. These amounts are then compared to the prior year's sales to calculate the constant currency net sales change. “Constant currency sequential net sales” is a non-GAAP financial measure in which a given quarter’s net sales are compared to the most recent prior quarter’s net sales with each quarter’s net sales translated at the foreign exchange rates for the quarter ended March 31, 2017. Management believes that both of these financial measures provide meaningful information for evaluating the core operating performance of the company. For the quarter, constant currency net sales decreased in each segment.

Constant currency net sales performance drivers by segment:

Europe - The decline in constant currency net sales compared to the first quarter last year was driven by lower sales of lifestyle and respiratory products and, to a lesser extent, mobility and seating products.

North America/Home Medical Equipment (NA/HME) - Constant currency net sales decreased, driven largely by respiratory and lifestyle products partially offset by increases in mobility and seating products compared to the first quarter last year. The decline was also impacted by reduced net sales in China as result of the closure of one of the company's Suzhou, China facilities in 2017 which previously were accounted for in the NA/HME segment.

Institutional Products Group (IPG) - Constant currency net sales decreased compared to the first quarter last year principally due to lower net sales related to case goods, bed products and interior design projects. As previously disclosed, the company is transforming its go-to-market strategy in the post-acute care (PAC) channel. The company expects this new sales approach will take time to yield growth.

Asia/Pacific - Constant currency net sales decreased in institutional beds and respiratory products.

MD&A	Net Sales

The following tables provide net sales at reported rates for the quarters ended March 31, 2018 and December 31, 2017 and net sales for the quarters ended March 31, 2018 and December 31, 2017, respectively, as translated at the foreign exchange rates for the quarter ended March 31, 2017 with each then compared to the net sales for the most recent prior period (constant currency sequential net sales). The company began this disclosure in 1Q17 to illustrate the effect of its transformation on its segments and continues to do so while the transformation continues and this is useful.

($ in thousands USD)	1Q18 at Reported Foreign Exchange Rates	Foreign Exchange Translation Impact	1Q18 at 1Q17 Foreign Exchange Rates	4Q17 at 1Q17 Foreign Exchange Rates	Sequential Growth $	Sequential Growth %
Europe	131,314	(14,870)	116,444	131,053	(14,609)	(11.1)%
NA/HME	79,782	(326)	79,456	79,050	406	0.5
IPG	14,887	(47)	14,840	13,789	1,051	7.6
Asia Pacific	11,077	(359)	10,718	13,188	(2,470)	(18.7)
Consolidated	237,060	(15,602)	221,458	237,080	(15,622)	(6.6)%

	4Q17 at Reported Foreign Exchange Rates	Foreign Exchange Translation Impact	4Q17 at 1Q17 Foreign Exchange Rates
Europe	144,052	(12,999)	131,053
NA/HME	79,351	(301)	79,050
IPG	13,804	(15)	13,789
Asia Pacific	13,144	44	13,188
Consolidated	250,351	(13,271)	237,080

MD&A	Net Sales

The net sales amounts in the above table are converted at Q1 2017 foreign exchange rates so that the sequential change in net sales can be shown, excluding the impact of changes in foreign currency exchange rates.

Reduced sequential net sales for the company was largely expected as the company's net sales are historically stronger in the second half of the year, specifically with negative growth in the Europe and Asia Pacific segments, as shown in this analysis. However, results in the first quarter of 2018 reflected the company's efforts to stabilize net sales sequentially in the NA/HME and IPG segments. Specifically, sequential growth in its NA/HME segment resulted from new product introduction and focus on clinically complex products, increased productivity from its salesforce and the ability to sell all products made in the Taylor Street facility without restrictions from the consent decree.

MD&A	Net Sales

The company realized a favorable impact from sales mix attributable to increased mobility and seating products, which comprise most of the company's clinically complex product portfolio. Sales mix increased to 37% from 35% for constant currency net sales by product for the first quarter of 2018 as compared to same period last year.

This favorable net sales mix shift is the result of the company's continued transformation efforts, especially where the company has shifted the product portfolio and alignment of resources to focus on clinically complex solutions.

MD&A	Gross Profit

GROSS PROFIT

Gross profit dollar increase was principally related to favorable foreign currency translation and transactions and reduced research and development expenses partially offset by increased freight expense. Gross profit as a percentage of net sales was flat compared to the same period last year. Gross profit percentage was favorably impacted by foreign currency translation and transactions and reduced research and development ("R&D") expenses offset by increased freight expense. Gross profit dollars and gross margin as a percentage of net sales increased for the Europe and Asia Pacific segments and declined in the NA/HME and IPG segments.

Gross profit and gross margin drivers by segment:

Europe - Gross margin as a percentage of net sales increased 0.4 of a percentage point, while gross profit dollars increased $4,019,000, compared to the same period last year. The increase in gross profit dollars was driven by favorable foreign currency translation and transactions and favorable net sales mix partially offset by increased freight costs and net sales decline on a constant currency basis.

NA/HME - Gross margin as a percentage of net sales decreased 2.5 percentage points, while gross profit dollars decreased $3,302,000, compared to the same period last year. The decrease in gross profit dollars was primarily due to unfavorable net sales mix, net sales volume declines and increased freight costs partially offset by lower R&D expenses.

IPG - Gross margin as a percentage of net sales decreased 0.7 of a percentage point, and gross profit dollars decreased $712,000, compared to the same period last year. The decrease in gross profit dollars was driven by volume declines.

Asia/Pacific - Gross margin as a percentage of net sales increased 7.2 percentage points, while gross profit dollars increased $1,468,000, compared to the same period last year. The increase in gross profit dollars was primarily due to favorable net sales mix and reduced research and development expenses.
Sequential quarterly gross profit as a percentage of net sales increased 0.8 of a percentage point. The increase in gross margin percentage was driven by favorable sales mix and favorable foreign currency partially offset by increased freight expense. Sequential gross profit as a percentage of net sales increased in the Asia Pacific and Europe segments with declines in the NA/HME and IPG segments.
Sequential quarterly gross profit dollars decreased $1,826,000. The decline in gross profit dollars was primarily attributable to volume declines principally in the Europe segment. Sequential gross profit dollars decreased in the Europe and NA/HME segments partially offset by increases in Asia Pacific and IPG segments.

MD&A	SG&A

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

($ in thousands USD)	1Q18	1Q17	Reported Change	Foreign Exchange Impact	Constant Currency Change
SG&A Expenses - $	71,264	72,513	(1,249)	3,554	(4,803)
SG&A Expenses - % change			(1.7)	4.9	(6.6)
% to net sales	30.1	31.3

For the quarter, the decrease in SG&A expense excluding the impact of foreign exchange, which is referred to as "constant currency SG&A", was primarily driven by reduced employment costs.

SG&A expense drivers by segment:

Europe - SG&A expenses increased by 8.5%, or $2,524,000, compared to the same period last year with foreign currency translation increasing SG&A expenses by approximately $3,272,000, or 11.0%. Constant currency SG&A expenses decreased $748,000, or 2.5%. The decrease was primarily attributable to favorable foreign currency transactions.

NA/HME - SG&A expenses decreased 14.3%, or $4,590,000, compared to the same period last year with foreign currency translation having an immaterial impact. Constant currency SG&A expenses decreased $4,751,000, or 14.8% driven primarily by decreased employment costs and unfavorable foreign currency transactions.

IPG - SG&A expenses decreased 14.7%, or $412,000, compared to the same period last year with foreign currency translation having an immaterial impact. Constant currency SG&A expenses decreased $416,000 or 14.8%. The decline in expense was primarily related to employment costs.

Asia/Pacific - SG&A expenses increased 1.8%, or $66,000, compared to the same period last year with foreign currency translation increasing SG&A expenses $117,000, or 3.2%. Constant currency SG&A expenses decreased $51,000, or 1.4%. The decline in expense was primarily related to employment costs partially offset by unfavorable foreign currency transactions.

Other - SG&A expenses increased 26.5%, or $1,163,000, compared to the same period last year primarily driven by increased employment costs, including equity compensation expense.

MD&A	Operating Income (Loss)

OPERATING INCOME (LOSS)

($ in thousands USD)	1Q18	1Q17	$ Change	% Change
Europe	6,594	5,100	1,494	29.3
NA/HME	(8,138)	(9,426)	1,288	13.7
IPG	1,598	1,898	(300)	(15.8)
Asia/Pacific	972	(430)	1,402	326.0
All Other	(5,773)	(4,510)	(1,263)	(28.0)
Charges related to restructuring	(401)	(3,283)	2,882	87.8
Consolidated Operating Loss	(5,148)	(10,651)	5,503	51.7

For the quarter, the decrease in consolidated operating loss was impacted by reduced restructuring charges and improved segment operating income (loss) in Europe, Asia Pacific and NA/HME segments. The decline in segment operating loss was impacted by favorable gross profit dollars and reduced SG&A expense.

Operating income (loss) by segment:
Europe - Operating income increased compared to the same period last year principally due to favorable foreign currency translation and transactions, favorable net sales mix partially offset by increased freight costs and net sales decline.

NA/HME - Operating loss decreased compared to the same period last year primarily related to reduced SG&A and research and development expense partially offset by net sales declines, unfavorable net sales mix and increased freight costs.

IPG - Operating income declined principally due to a net sales decline partially offset by reduced SG&A expense.

Asia/Pacific - Operating income increased as a result of favorable net sales mix and reduced R&D and manufacturing costs.

All Other - Operating loss increase was primarily impacted by increased SG&A expense, primarily related to increased equity compensation expense. The quarter was also negatively impacted by unfavorable intercompany profit in inventory eliminations as a result of higher inventory levels.

Charge Related to Restructuring Activities
Restructuring charges totaled $401,000 in the first quarter 2018 related to severance costs in the Europe ($293,000), NA/HME ($97,000) and Asia/Pacific ($11,000) segments.

In the first quarter of 2017, the company incurred restructuring charges of $3,283,000 related principally to severance and contract termination costs incurred in the NA/HME segment ($2,242,000) and severance in the Europe ($690,000) and Asia/Pacific ($351,000) segments. Most of the outstanding restructuring accruals at March 31, 2018 are expected to be paid out in the next twelve months.

MD&A	Other Items

OTHER ITEMS

Net Gain (Loss) on Convertible Debt Derivatives

($ in thousands USD)	Change in Fair Value - Gain (Loss)
	1Q18	1Q17

Convertible Note Hedge Assets	4,286	(5,830)
Convertible Debt Conversion Liabilities	(4,183)	6,731
Net gain on convertible debt derivatives	103	901

The company recognized net gain of $103,000 for the three months ended March 31, 2018, compared to a net gain of $901,000 for the three months ended March 31, 2017, related to the fair value of convertible debt derivatives. See "Long-Term Debt" in the notes to the Consolidated Financial Statements included elsewhere in this report for more detail.

Interest

($ in thousands USD)	1Q18	1Q17	$ Change	% Change
Interest Expense	6,962	4,518	2,444	54.1
Interest Income	(249)	(88)	(161)	183.0

The increase in interest expense for the quarter compared to the same period last year was primarily due to the issuance of convertible notes in the second quarter of 2017.

Income Taxes

The company had an effective tax rate of 20.0% and 18.3% on losses before tax from continuing operations for the three months ended March 31, 2018 and March 31, 2017, respectively, compared to an expected benefit at the U.S. statutory rate of 21% on the continuing operations pre-tax losses for period ended March 31, 2018 and 35% for the period ended March 31, 2017. The company's effective tax rate for the three months ended March 31, 2018 and March 31, 2017 was unfavorable as compared to the U.S. federal statutory rate expected benefit, principally due to the negative impact of the company not being able to record tax benefits related to the significant losses in countries which had tax valuation allowances. The effective tax rate was increased for the three months ended March 31, 2018 and decreased for the three months ended March 31, 2017 by certain taxes outside the United States, excluding countries with tax valuation allowances, that were at an effective rate higher than the U.S. statutory rate for the three months ended March 31, 2018 and lower than the U.S. statutory rate for the three months ended March 31, 2017. See "Income Taxes" in the notes to the Consolidated Financial Statements included elsewhere in this report for more detail.

MD&A	Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES

The company continues to maintain an adequate liquidity position through its cash balances and unused bank lines of credit (see Long-Term Debt in the Notes to Condensed Consolidated Financial Statements included in this report).

Key balances on the company's balance sheet and related metrics:

($ in thousands USD)	March 31, 2018	December 31, 2017	$ Change	% Change
Cash and cash equivalents	150,618	176,528	(25,910)	(14.7)
Working capital (1)	232,933	238,850	(5,917)	(2.5)
Total debt (2)	300,803	301,415	(612)	(0.2)
Long-term debt (2)	299,028	299,375	(347)	(0.1)
Total shareholders' equity	422,672	423,294	(622)	(0.1)
Credit agreement borrowing availability (3)	35,409	39,949	(4,540)	(11.4)

(1)	Current assets less current liabilities.

(2)	Long-term debt and Total debt include debt issuance costs recognized as a deduction from the carrying amount of debt liability and debt discounts classified as debt.

(3)
Reflects the combined availability of the company's North American and European asset-based revolving credit facilities. The change in borrowing availability is due to changes in the calculated borrowing base.

The company's cash and cash equivalents balances were $150,618,000 and $176,528,000 at March 31, 2018 and December 31, 2017, respectively. The decrease in cash was the result of normal operations, which includes losses in certain areas and seasonal variations in operations. Debt repayments, acquisitions, divestitures, the timing of vendor payments, the timing of customer rebate payments, the granting of extended payment terms to significant national accounts and other activity can have a significant impact on the company's cash flow and borrowings outstanding such that the cash reported at the end of a given period may be materially different than cash levels during a given period. While the company has cash balances in various jurisdictions around the world, there are no material restrictions regarding the use of such cash for dividends within the company, loans or other purposes, except in China where the cash balance, as of March 31, 2018, was $1,702,000.

The company's total debt outstanding, inclusive of the debt discount related to debentures included in equity in accordance with FSB APB 14-1 as well as the debt discount and fees associated with the company's Convertible Senior Notes due 2021 and 2022, decreased by $612,000 to $300,803,000 at March 31, 2018 from $301,415,000 as of December 31, 2017. See "Long-Term Debt" in the Notes to Condensed Consolidated Financial Statements for more details regarding the company's convertible notes and credit facilities.

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

While there is general concern about the potential for rising interest rates, the company expects that it will be able to absorb modest rate increases in the months ahead without any material impact on its liquidity or capital resources. The weighted average interest rate on revolving credit borrowings, excluding capital leases, was 4.78% for the quarter ended March 31, 2018 compared to 4.84% for the year ended December 31, 2017.

See "Long-Term Debt" in the Notes to the Consolidated Financial Statements for more details regarding the company's credit facilities.

MD&A	Liquidity and Capital Resources

CAPITAL EXPENDITURES

The company estimates that capital investments for 2018 could approximate between $20,000,000 and $25,000,000, compared to actual capital expenditures of $14,569,000 in 2017. The anticipated increase relates primarily to the company's investments to transform the company. The terms of the company's credit facilities limit the company's annual capital expenditures to $35,000,000. As of March 31, 2018, the company has material capital expenditure commitments outstanding, consisting primarily of computer systems contracts. See Item 7. Contractual Obligations of the company's Annual Report on Form 10-K for the year ended December 31, 2017.

DIVIDEND POLICY

On February 22, 2018, the company's Board of Directors declared a quarterly cash dividend of $0.0125 per Common Share and $0.011364 per Class B Common Share to shareholders of record as of April 4, 2018, which was paid on April 18, 2018. At the current rate, the cash dividend will amount to $0.05 per Common Share and $0.045 per Class B Common Share on an annual basis, subject to Board of Directors approval of future dividend payments.

MD&A	Cash Flows

CASH FLOWS

The cash used by operating activities for the three months ended March 31, 2018 was driven by a net loss, decreased accrued expenses and increased inventory partially offset by increased accounts payable. The three months ended March 31, 2017 was negatively impacted by a net loss and increases in inventory and accounts receivable and reductions in accrued expenses. The decrease in cash used by operating activities in the first three months of 2018 compared to the same period last year was principally driven by a reduced net loss, decreased accounts receivable and reduced accrued expenses.

The decrease in cash flows used by investing activities for the first three months of 2018 as compared to the same period last year was primarily related to reduced purchase of property and equipment.

Cash flows used by financing activities in the first three months of 2018 are primarily attributable to payments on capital leases. Cash flows used by financing activities in the first three months of 2017 reflect the repayment of $13,350,000 in aggregate principal amount of the company's convertible debentures due 2027.

MD&A	Cash Flows

Free cash flow is a non-GAAP financial measure and is reconciled to the corresponding GAAP measure as follows:

($ in thousands USD)	Three Months Ended
	2018	2017
Net cash used by operating activities	(24,651)	(30,330)
Plus: Sales or property and equipment	10	10
Less: Purchases of property and equipment	(2,065)	(3,034)
Free Cash Flow	(26,706)	(33,354)

Free cash flow for the first three months 2018 and 2017 was negatively impacted by the same items that affected cash flows used by operating activities. Free cash flow is a non-GAAP financial measure that is comprised of net cash used by operating activities plus purchases of property and equipment less proceeds from sales of property and equipment. Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the company and its ability to repay debt or make future investments (including acquisitions, etc.).

With the anticipation of commercial effectiveness and resulting sales growth, the company expects increased working capital which, if realized, would support investments for growth, especially growth of NA/HME mobility and seating products. This would include investments in demonstration units and SG&A expense, and support the extended quote to cash process for power wheelchairs. Generally, the first half of the year is cash consumptive and impacted by significant disbursements related to annual customer rebate payments which normally occur in the first quarter of the year and, to lesser extent, into the second quarter of the year. In addition, the second quarter of the year represents the period annual employee bonuses are paid, if earned. Investment in inventory is historically heavy in the first half of the year with planning around the company's supply chain to fulfill shipments in the second half of the year and can be impacted by footprint rationalization projects. The company also expects to increase its capital expenditures in 2018 as compared to the investment level in 2017. As a result, historically, the company realizes stronger cash flow in the second half of the year versus the first half of the year and the company anticipates its cash flow usage and seasonality for 2018 will be similar to 2017.
The company's approximate cash conversion days at March 31, 2018, December 31, 2017 and March 31, 2017 are as follows:
The increase in the most current days in receivables compared to prior periods was driven by higher receivables in the quarter ended March 31, 2018 compared to the prior periods shown. The days in inventory increased from the seasonal low at December 31, 2017. The days in inventory for the quarter ended March 31, 2018 were favorable to the quarter ended March 31, 2017 due to better inventory velocity over the prior year.

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

The company provides a summary of days of cash conversion for the components of working capital so investors may see the rate at which cash is disbursed, collected and how quickly inventory is converted and sold.

MD&A	Accounting Estimates and Pronouncements

ACCOUNTING ESTIMATES AND PRONOUNCEMENTS

CRITICAL ACCOUNTING ESTIMATES

The Consolidated Financial Statements included in the report include accounts of the company and all majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Consolidated Financial Statements and related footnotes. In preparing the financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, thus, actual results could differ from these estimates. Please refer to the Critical Accounting Estimates section within MD&A of company's Annual Report on Form 10-K for the period ending December 31, 2017 as well as the revenue recognition and warranty disclosure below.

Revenue Recognition

The company recognizes revenues when control of the product or service is transferred to unaffiliated customers. Revenues from Contracts with Customers, ASC 606, provides guidance on the application of generally accepted accounting principles to revenue recognition issues. The company has concluded that its revenue recognition policy is appropriate and in accordance with GAAP and ASC 606.

All of the company’s product-related contracts, and a portion related to services, have a single performance obligation, which is the promise to transfer an individual good or service, with revenue recognized at a point in time. Certain service-related contracts contain multiple performance obligations that require the company to allocate the transaction price to each performance obligation. For such contracts, the company allocates revenue to each performance obligation based on its relative standalone selling price at inception of the contract. The company determined the standalone selling price based on the expected cost-plus margin methodology. Revenue related to the service contracts with multiple performance obligations is recognized over time. To the extent performance obligations are satisfied over time, the company defers revenue recognition until the performance obligations are satisfied.

The determination of when and how much revenue to recognize can require the use of significant judgment. Revenue is recognized when obligations under the terms of a contract with the customer are satisfied; generally, this occurs with the transfer of control of the company’s products and services to the customer.

Revenue is measured as the amount of consideration expected to be received in exchange for transferring the product or providing services. The amount of consideration received and recognized as revenue by the company can vary as a result of variable consideration terms included in the contracts such as customer rebates, cash discounts and return policies. Customer rebates and cash discounts are estimated based on the most likely amount principle and these estimates are based on historical experience and anticipated performance. Customers have the right to return product within the company’s normal terms policy, and as such, the company estimates the expected returns based on an analysis of historical experience. The company adjusts its estimate of revenue at the earlier of when the most likely amount of consideration the company expects to receive changes or when the consideration becomes fixed. The company generally does not expect that there will be significant changes to its estimates of variable consideration (see Receivables in the Notes to the Consolidated Financial Statements include elsewhere in this report).

Depending on the terms of the contract, the company may defer recognizing a portion of the revenue at the end of a given period as the result of title transfer terms that are based upon delivery and or acceptance which align with transfer of control of the company’s products to its customers.

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

The company records distributed product sales gross as a principal since the company takes title to the products and has the risks of loss for collections, delivery and returns. The company’s payment terms are for relatively short periods and thus do not contain any element of financing. Additionally, no contract costs are incurred that would require capitalization and amortization.

MD&A	Accounting Estimates and Pronouncements

Sales, value-added, and other taxes the company collects concurrent with revenue producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. Shipping and handling costs are included in cost of products sold.

The majority of the company’s warranties are considered assurance-type warranties and continue to be recognized as expense when the products are sold (see Current Liabilities in the Notes to the Consolidated Financial Statements include elsewhere in this report). In addition, the company has sold extended warranties that, while immaterial, require the company to defer the revenue associated with those warranties until earned. The company has established procedures to appropriately defer such revenue.

Warranty

Generally, the company’s products are covered by assurance-type warranties against defects in material and workmanship for various periods depending on the product from the date of sale to the customer. Certain components carry a lifetime warranty. In addition, the company has sold extended warranties that, while immaterial, require the company to defer the revenue associated with those warranties until earned. A provision for estimated warranty cost is recorded at the time of sale based upon actual experience. The company continuously assesses the adequacy of its product warranty accruals and makes adjustments as needed. Historical analysis is primarily used to determine the company’s warranty reserves. Claims history is reviewed and provisions are adjusted as needed. However, the company does consider other events, such as a product recall, which could require additional warranty reserve provisions. See Accrued Expenses in the Notes to the Consolidated Financial Statements for a reconciliation of the changes in the warranty accrual.

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

Financial Statements

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Income (Loss) (unaudited)

(In thousands, except per share data)	Three Months Ended March 31,
	2018	2017
Net sales	$237,060	$231,723
Cost of products sold	170,543	166,578
Gross Profit	66,517	65,145
Selling, general and administrative expenses	71,264	72,513
Charges related to restructuring activities	401	3,283
Operating Loss	(5,148)	(10,651)
Net gain on convertible debt derivatives	(103)	(901)
Interest expense	6,962	4,518
Interest income	(249)	(88)
Loss Before Income Taxes	(11,758)	(14,180)
Income tax provision	2,350	2,600
Net Loss	$(14,108)	$(16,780)
Dividends Declared per Common Share	$0.0125	$0.0125
Net Loss per Share—Basic	$(0.43)	$(0.52)
Weighted Average Shares Outstanding—Basic	32,911	32,475
Net Loss per Share—Assuming Dilution	$(0.43)	$(0.52)
Weighted Average Shares Outstanding—Assuming Dilution	33,799	32,704
Net Loss	$(14,108)	$(16,780)
Other comprehensive income (loss):
Foreign currency translation adjustments	11,816	949
Defined Benefit Plans:
Amortization of prior service costs and unrecognized gains	(47)	(295)
Deferred tax adjustment resulting from defined benefit plan activity	(82)	(3)
Valuation reserve associated with defined benefit plan activity	82	3
Current period unrealized loss on cash flow hedges	(247)	631
Deferred tax loss related to unrealized loss on cash flow hedges	110	(166)
Other Comprehensive Income	11,632	1,119
Comprehensive Loss	$(2,476)	$(15,661)
(Elements as a % of Net Sales)
Net Sales	100.0%	100.0%
Cost of products sold	71.9	71.9
Gross Profit	28.1	28.1
Selling, general and administrative expenses	30.1	31.3
Charges related to restructuring activities	0.2	1.4
Operating Loss	(2.2)	(4.6)
Net gain on convertible debt derivatives	—	(0.4)
Interest expense	2.9	1.9
Interest income	(0.1)	—
Loss Before Income Taxes	(5.0)	(6.1)
Income tax provision	1.0	1.1
Net Loss	(6.0)%	(7.2)%
See notes to condensed consolidated financial statements.

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)

	March 31, 2018	December 31, 2017
	(In thousands)
Assets
Current Assets
Cash and cash equivalents	$150,618	$176,528
Trade receivables, net	127,370	125,615
Installment receivables, net	1,281	1,334
Inventories, net	132,038	121,933
Other current assets	33,966	31,504
Total Current Assets	445,273	456,914
Other Assets	101,964	97,576
Intangibles	30,387	30,244
Property and Equipment, net	79,367	80,016
Goodwill	410,291	401,283
Total Assets	$1,067,282	$1,066,033
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$94,284	$90,566
Accrued expenses	111,650	118,697
Current taxes payable	4,631	6,761
Short-term debt and current maturities of long-term obligations	1,775	2,040
Total Current Liabilities	212,340	218,064
Long-Term Debt	244,366	241,405
Other Long-Term Obligations	187,904	183,270
Shareholders’ Equity
Preferred Shares (Authorized 300 shares; none outstanding)	—	—
Common Shares (Authorized 100,000 shares; 36,872 and 36,532 issued and outstanding in 2018 and 2017, respectively)—no par	9,395	9,304
Class B Common Shares (Authorized 12,000 shares; 6 shares issued and outstanding in both 2018 and 2017, respectively)—no par	2	2
Additional paid-in-capital	293,211	290,125
Retained earnings	173,488	187,999
Accumulated other comprehensive income	48,502	36,870
Treasury shares (3,751 and 3,701 shares in 2018 and 2017, respectively)	(101,926)	(101,006)
Total Shareholders’ Equity	422,672	423,294
Total Liabilities and Shareholders’ Equity	$1,067,282	$1,066,033

See notes to condensed consolidated financial statements.

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (unaudited)

	For the Three Months Ended March 31,
	2018	2017
Operating Activities	(In thousands)
Net loss	$(14,108)	$(16,780)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,111	3,593
Provision for losses on trade and installment receivables	201	176
Benefit for deferred income taxes	(3)	(728)
Provision for other deferred liabilities	(66)	283
Provision for equity compensation	1,766	838
Loss on disposals of property and equipment	35	9
Amortization of convertible debt discount	2,786	1,749
Amortization of debt fees	620	521
Gain on convertible debt derivatives	(103)	(901)
Changes in operating assets and liabilities:
Trade receivables	(930)	(6,386)
Installment sales contracts, net	141	(161)
Inventories	(8,713)	(8,603)
Other current assets	(1,653)	(1,714)
Accounts payable	2,759	4,028
Accrued expenses	(11,509)	(4,322)
Other long-term liabilities	15	(1,932)
Net Cash Used by Operating Activities	(24,651)	(30,330)
Investing Activities
Purchases of property and equipment	(2,065)	(3,034)
Proceeds from sale of property and equipment	10	10
Change in other long-term assets	(227)	19
Other	(1)	(3)
Net Cash Used by Investing Activities	(2,283)	(3,008)
Financing Activities
Payments on revolving lines of credit and long-term borrowings	(393)	(14,027)
Proceeds from exercise of stock options	1,410	—
Payment of dividends	(403)	(397)
Purchase of treasury stock	(920)	—
Net Cash Used by Financing Activities	(306)	(14,424)
Effect of exchange rate changes on cash	1,330	364
Increase in cash and cash equivalents	(25,910)	(47,398)
Cash and cash equivalents at beginning of year	176,528	124,234
Cash and cash equivalents at end of period	$150,618	$76,836

See notes to condensed consolidated financial statements.

Notes to Financial Statements	Accounting Policies

Accounting Policies

Principles of Consolidation:  The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of March 31, 2018 and the results of its operations and changes in its cash flow for the three months ended March 31, 2018 and 2017, respectively. Certain foreign subsidiaries, represented by the European segment, are consolidated using a February 28 quarter end to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the company's financial statements. All significant intercompany transactions are eliminated. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates:  The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates.

Accounts Receivable: The company records accounts receivable when control of the product or service transfers to its unaffiliated customers, risk of loss is passed and title is transferred. The estimated allowance for uncollectible amounts is based primarily on management's evaluation of the financial condition of specific customers. The company records accounts receivable reserves for amounts that may become uncollectible in the future. The company writes off accounts receivable when it becomes apparent, based upon customer circumstances, that such amounts will not be collected and when legal remedies are exhausted.

Reserves for customer bonus and cash discounts are recorded as a reduction in revenue and netted against gross accounts receivable. Customer rebates in excess of a given customer's accounts receivable balance are classified in Accrued Expenses. Customer rebates and cash discounts are estimated based on the most likely amount principle as well as historical experience and anticipated performance. In addition, customers have the right to return product within the company’s normal terms policy, and as such the company estimates the expected returns based on an analysis of historical experience and adjusts revenue accordingly.

Recent Accounting Pronouncements (Already Adopted):

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which replaces numerous requirements in U.S. GAAP and provides companies with a single revenue recognition model for recognizing revenue from contracts with customers. ASU 2014-09 requires a company to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The guidance requires five steps to be applied: 1) identify the contract(s) with customers, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligation in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also requires both quantitative and qualitative disclosures, which are more comprehensive than previous revenue standards. The disclosures are intended to enable financial statement users to understand the nature, timing and uncertainty of revenue and the related cash flow.

Effective January 1, 2018, the company adopted the new accounting standard, and all the related amendments, on a modified retrospective basis, with no cumulative effect adjustment to equity needed. Upon adoption, the standard did not have a material impact on the company's results of operations or cash flows nor does the company expect it to have a material impact on future periods. Pursuant to ASU 2014-09, revenues are recognized as control transfers to the customers, which is consistent with the prior revenue recognition model and the prior accounting for the vast majority of the company's contracts. While the company does have a minor amount of service business for which revenue is recognized over time as compared to a point in time, the company’s process to estimate the amount of revenue to be recognized did not change as a result of the implementation of the new standard.

Recent Accounting Pronouncements (Not Yet Adopted):

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

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Statements." ASU 2016-13 requires a new credit loss standard for most financial assets and certain other instruments. For example, entities will be required to use an "expected loss" model that will generally require earlier recognition of allowances for losses for trade receivables. The standard also requires additional disclosures, including disclosures regarding how an entity tracks credit quality. The amendments in the pronouncement are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Entities may early adopt the amendments as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The company is currently reviewing the impact of the adoption of ASU 2016-13 on the company's financial statements.

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

Divested Businesses

Operations Held for Sale

Prior to 2018, the company had recorded expenses related to the sale of all operations held for sale totaling $2,892,000, of which $2,366,000 has been paid out as of March 31, 2018.

Discontinued Operations
From 2012 through 2014, the company sold three businesses which were classified as discontinued operations. Prior to 2018, the company had recorded cumulative expenses related to the sale of discontinued operations totaling $8,801,000, of which $8,405,000 have been paid as of March 31, 2018.

Notes to Financial Statements	Current Assets

Current Assets

Receivables

Receivables as of March 31, 2018 and December 31, 2017 consist of the following (in thousands):

	2018	2017
Accounts receivable, gross	$142,763	$154,966
Customer rebate reserve	(5,195)	(18,747)
Allowance for doubtful accounts	(5,219)	(5,113)
Cash discount reserves	(3,773)	(4,252)
Other, principally returns and allowances reserves	(1,206)	(1,239)
Accounts receivable, net	$127,370	$125,615

Reserves for customer bonus and cash discounts are recorded as a reduction in revenue and netted against gross accounts receivable. Customer rebates in excess of a given customer's accounts receivable balance are classified in Accrued Expenses. Customer rebates and cash discounts are estimated based on the most likely amount principle as well as historical experience and anticipated performance. In addition, customers have the right to return product within the company’s normal terms policy, and as such the company estimates the expected returns based on an analysis of historical experience and adjusts revenue accordingly. The decrease in customer rebates from December 31, 2017 to March 31, 2018 was the result of rebate payments, the majority of which are paid in the first quarter of each year.

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

Notes to Financial Statements	Current Assets

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

Installment receivables consist of the following (in thousands):

	March 31, 2018			December 31, 2017
	Current	Long- Term	Total	Current	Long- Term	Total
Installment receivables	$2,344	$1,956	$4,300	$2,415	$2,076	$4,491
Less: Unearned interest	(33)	—	(33)	(38)	—	(38)
	2,311	1,956	4,267	2,377	2,076	4,453
Allowance for doubtful accounts	(1,030)	(1,539)	(2,569)	(1,043)	(1,601)	(2,644)
Installment receivables, net	$1,281	$417	$1,698	$1,334	$475	$1,809

Installment receivables purchased from DLL during the three months ended March 31, 2018 increased the gross installment receivables balance by $1,073,000. No sales of installment receivables were made by the company during the quarter.

The movement in the installment receivables allowance for doubtful accounts was as follows (in thousands):

	Three Months Ended March 31, 2018	Year Ended December 31, 2017
Balance as of beginning of period	$2,644	$2,838
Current period provision (benefit)	(53)	1,001
Direct write-offs charged against the allowance	(22)	(1,195)
Balance as of end of period	$2,569	$2,644

Installment receivables by class as of March 31, 2018 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired installment receivables with a related allowance recorded	$3,411	$3,411	$2,569	$—
Canada
Non-Impaired installment receivables with no related allowance recorded	889	856	—	25
Impaired installment receivables with a related allowance recorded	—	—	—	—
Total Canadian installment receivables	889	856	—	25
Total
Non-Impaired installment receivables with no related allowance recorded	889	856	—	25
Impaired installment receivables with a related allowance recorded	3,411	3,411	2,569	—
Total installment receivables	$4,300	$4,267	$2,569	$25

Notes to Financial Statements	Current Assets

Installment receivables by class as of December 31, 2017 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired installment receivables with a related allowance recorded	$3,566	$3,566	$2,642	$—
Canada
Non-Impaired installment receivables with no related allowance recorded	923	885	—	74
Impaired installment receivables with a related allowance recorded	2	2	2	—
Total Canadian installment receivables	925	887	2	74
Total
Non-Impaired installment receivables with no related allowance recorded	923	885	—	74
Impaired installment receivables with a related allowance recorded	3,568	3,568	2,644	—
Total installment receivables	$4,491	$4,453	$2,644	$74

Installment receivables with a related allowance recorded as noted in the table above represent those installment receivables on a non-accrual basis in accordance with ASU 2010-20. As of March 31, 2018, the company had no U.S. installment receivables past due of 90 days or more for which the company is still accruing interest. Individually, all U.S. installment receivables are assigned a specific allowance for doubtful accounts based on management’s review when the company does not expect to receive both the contractual principal and interest payments as specified in the loan agreement. In Canada, the company had an immaterial amount of Canadian installment receivables which were past due of 90 days or more as of December 31, 2017 for which the company was still accruing interest.

The aging of the company’s installment receivables was as follows (in thousands):

	March 31, 2018			December 31, 2017
	Total	U.S.	Canada	Total	U.S.	Canada
Current	$886	$—	$886	$916	$—	$916
0-30 Days Past Due	3	—	3	6	—	6
31-60 Days Past Due	—	—	—	—	—	—
61-90 Days Past Due	—	—	—	—	—	—
90+ Days Past Due	3,411	3,411	—	3,569	3,566	3
	$4,300	$3,411	$889	$4,491	$3,566	$925

Notes to Financial Statements	Current Assets

Inventories

Inventories consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Finished goods	$58,708	$52,773
Raw materials	64,354	59,497
Work in process	8,976	9,663
Inventories, net	$132,038	$121,933

Other Current Assets

Other current assets consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Value added tax receivables	$17,237	$16,174
Service contracts	2,848	2,812
Prepaid insurance	2,143	2,647
Derivatives (foreign currency forward exchange contracts)	1,323	730
Prepaid inventory	653	711
Prepaid debt fees	397	397
Recoverable income taxes	382	341
Prepaid and other current assets	8,983	7,692
Other Current Assets	$33,966	$31,504

Notes to Financial Statements	Long-Term Assets

Long-Term Assets

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2017

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Convertible 2022 note hedge asset	$48,919	$46,680
Convertible 2021 note hedge asset	48,962	46,915
Cash surrender value of life insurance policies	1,929	1,991
Deferred financing fees	692	787
Long-term installment receivables	417	475
Long-term deferred taxes	547	518
Investments	103	103
Other	395	107
Other Long-Term Assets	$101,964	$97,576

Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Machinery and equipment	$307,531	$307,244
Land, buildings and improvements	79,675	78,522
Leasehold improvements	9,158	9,947
Furniture and fixtures	10,165	10,264
Property and Equipment, gross	406,529	405,977
Less allowance for depreciation	(327,162)	(325,961)
Property and Equipment, net	$79,367	$80,016

Goodwill
The change in goodwill from December 31, 2017 to March 31, 2018 was due to foreign currency translation.

Notes to Financial Statements	Long-Term Assets

Intangibles

The company's intangibles consist of the following (in thousands):

	March 31, 2018		December 31, 2017
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer lists	$55,504	$53,250	$54,516	$51,957
Trademarks	26,837	—	26,372	—
Developed technology	8,069	6,796	7,925	6,636
Patents	5,549	5,542	5,566	5,559
License agreements	1,173	1,173	1,187	1,187
Other	1,162	1,146	1,162	1,145
Intangibles	$98,294	$67,907	$96,728	$66,484

All the company’s intangible assets have been assigned definite lives and continue to be amortized over their useful lives, except for trademarks shown above, which have indefinite lives. The changes in intangible balances reflected on the balance sheet from December 31, 2017 to March 31, 2018 were the result of foreign currency translation and amortization.

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

Amortization expense related to intangibles was $418,000 in the first three months of 2018 and is estimated to be $1,677,000 in 2018, $1,348,000 in 2019, $198,000 in 2020, $198,000 in 2021, $198,000 in 2022 and $198,000 in 2023. Amortized intangibles are being amortized on a straight-line basis over remaining lives of 1 to 10 years with most of the intangibles being amortized over an average remaining life of approximately 4 years.

Notes to Financial Statements	Current Liabilities

Current Liabilities

Accrued Expenses

Accrued expenses consist of accruals for the following (in thousands):

	March 31, 2018	December 31, 2017
Salaries and wages	$33,134	$33,390
Warranty cost	22,159	22,468
Taxes other than income taxes, primarily Value Added Taxes	18,458	22,627
Professional	5,029	5,203
Deferred revenue	4,591	2,770
Freight	4,225	4,002
Rebates	3,650	5,831
Interest	3,406	3,919
Product liability, current portion	2,857	2,905
Derivative liabilities (foreign currency forward exchange contracts)	2,652	2,120
Severance	1,799	3,704
Rent	772	808
Insurance	698	645
Supplemental Executive Retirement Program liability	391	391
Other items, principally trade accruals	7,829	7,914
Accrued Expenses	$111,650	$118,697

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

The company continuously assesses the adequacy of its product warranty accruals and makes adjustments as needed. Historical analysis is primarily used to determine the company's warranty reserves. Claims history is reviewed and provisions are adjusted as needed. However, the company does consider other events, such as a product field action and recalls, which could require additional warranty reserve provision.
The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

Balance as of January 1, 2018	$22,468
Warranties provided during the period	2,823
Settlements made during the period	(3,335)
Changes in liability for pre-existing warranties during the period, including expirations	203
Balance as of March 31, 2018	$22,159

Warranty reserves are subject to adjustment in future periods as new developments change the company's estimate of the total cost.

Notes to Financial Statements	Long-Term Liabilities

Long-Term Debt

Debt consists of the following (in thousands):

	March 31, 2018	December 31, 2017
Convertible senior notes at 5.00%, due in February 2021	$124,256	$122,355
Convertible senior notes at 4.50%, due in June 2022	91,082	89,675
Other notes and lease obligations	30,803	31,415
	246,141	243,445
Less current maturities of long-term debt	(1,775)	(2,040)
Long-Term Debt	$244,366	$241,405

Notes to Financial Statements	Long-Term Liabilities

The company had outstanding letters of credit of $3,169,000 and $2,945,000 as of March 31, 2018 and December 31, 2017, respectively. There were no borrowings denominated in foreign currencies, excluding a portion of the company's capital leases, as of March 31, 2018 and December 31, 2017. The weighted average interest rate on all borrowings, excluding capital leases, was 4.78% for the quarter ended March 31, 2018 compared to 4.84% for the year ended December 31, 2017.

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

In connection with entering into the company's Credit Agreement, the company incurred fees which were capitalized and are being amortized as interest expense. As of March 31, 2018, debt fees yet to be amortized through January 2021 totaled $1,089,000.

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

The aggregate borrowing availability under the U.S. and Canadian Credit Facility is determined based on a borrowing base formula. The aggregate usage under the U.S. and Canadian Credit Facility may not exceed an amount equal to the sum of (a) 85% of eligible U.S. accounts receivable plus (b) the lesser of (i) 70% of eligible U.S. inventory and eligible foreign in-transit inventory and (ii) 85% of the net orderly liquidation value of eligible U.S. inventory and eligible foreign in-transit inventory (not to exceed $4,000,000), plus (c) the lesser of (i) 85% of the net orderly liquidation value of U.S. eligible machinery and equipment and (ii) $1,170,000 as of March 31, 2018 (subject to reduction as provided in the Credit Agreement), plus (d) 85% of eligible Canadian accounts receivable, plus (e) the lesser of (i) 70% of eligible Canadian inventory and (ii) 85% of the net orderly liquidation value of eligible Canadian inventory, less (f) swing loans outstanding under the U.S. and Canadian Credit Facility, less (g) letters of credit issued and undrawn under the U.S. and Canadian Credit Facility, less (h) a $5,000,000 minimum availability reserve, less (i) other reserves required by the Administrative Agent, and in each case subject to the definitions and limitations in the Credit Agreement. As of March 31, 2018, the company was in compliance with all covenant requirements and had borrowing capacity on the U.S. and Canadian Credit Facility under the Credit Agreement of $24,012,000, considering the minimum availability reserve, then-outstanding letters of credit, other reserves and the $11,250,000 dominion trigger amount described below. Borrowings under the U.S. and Canadian Credit Facility are secured by substantially all of the company’s U.S. and Canadian assets, other than real estate.

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

The Credit Agreement contains customary default provisions, with certain grace periods and exceptions, which provide that events of default that include, among other things, failure to pay amounts due, breach of covenants, representations or warranties, bankruptcy, the occurrence of a material adverse effect, exclusion from any medical reimbursement program, and an interruption of any material manufacturing facilities for more than 10 consecutive days. There were no borrowings outstanding under the U.S. and Canadian Credit Facility at March 31, 2018.

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

The aggregate borrowing availability for each European Borrower under the European Credit Facility is determined based on a borrowing base formula. The aggregate borrowings of each of the European Borrowers under the European Credit Facility may not exceed an amount equal to (a) 85% of the European Borrower’s eligible accounts receivable, less (b) the European Borrower’s borrowings and swing line loans outstanding under the European Credit Facility, less (c) the European Borrower’s letters of credit issued and undrawn under the European Credit Facility, less (d) a $3,000,000 minimum availability reserve, less (e) other reserves required by the European Agent, and in each case subject to the definitions and limitations in the Credit Agreement. As of March 31, 2018, the aggregate borrowing availability to the European Borrowers under the European Credit Facility was approximately $11,397,000, considering the $3,000,000 minimum availability reserve and the $3,375,000 dominion trigger amount described below.

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

Notes to Financial Statements	Long-Term Liabilities

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

The proceeds of the European Credit Facility will be used to finance the working capital and other business needs of the company. There were no borrowings outstanding under the European Credit Facility at March 31, 2018.

Convertible senior subordinated debentures due 2027

In 2007, the company issued $135,000,000 principal amount of 4.125% Convertible Senior Subordinated Debentures due 2027 (the "debentures"), of which $0 principal amount remains outstanding as of March 31, 2018. The holders of the debentures exercised their right to require the company to repurchase all the debentures on February 1, 2017 at a price equal to 100% of the principal amount, which totaled $13,350,000. As a result of the repurchase, the company wrote-off unamortized debt fees of $207,000 and recognized amortization expense of $311,000 in the first quarter of 2017.

Convertible senior notes due 2021

In the first quarter of 2016, the company issued $150,000,000 aggregate principal amount of 5.00% Convertible Senior Notes due 2021 (the “2021 notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2021 notes bear interest at a rate of 5.00% per year payable semi-annually in arrears on February 15 and August 15 of each year, beginning August 15, 2016. The 2021 notes will mature on February 15, 2021, unless repurchased or converted in accordance with their terms prior to such date. Prior to August 15, 2020, the 2021 notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Unless and until the company obtains shareholder approval under applicable New York Stock Exchange rules, the 2021 notes will be convertible, subject to certain conditions, into only cash. If the company obtains such shareholder approval, the 2021 notes may be settled in cash, the company’s common shares or a combination of cash and the company’s common shares, at the company’s election.

Holders of the 2021 notes will have the right to require the company to repurchase all or some of their 2021 notes at 100% of their principal, plus any accrued and unpaid interest, upon the occurrence of certain fundamental changes. The initial conversion rate is 60.0492 common shares per $1,000 principal amount of 2021 notes (equivalent to an initial conversion price of approximately $16.65 per common share). The company evaluated the terms of the conversion features under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the features did require separate accounting as a derivative. This derivative was capitalized on the balance sheet as a long-term liability and will be adjusted to reflect fair value each quarter. The fair value of the convertible debt conversion liability at issuance was $34,480,000. The fair value of the convertible debt conversion liability at March 31, 2018 was $55,527,000 compared to $53,154,000 as of December 31, 2017. The company recognized a loss of $2,373,000 for the three months ended March 31, 2018 compared to a gain of $6,731,000 for the three months ended March 31, 2017 related to the convertible debt conversion liability.

In connection with the offering of the 2021 notes, the company entered into privately negotiated convertible note hedge transactions with two financial institutions (the “option counterparties”). These transactions cover, subject to customary anti-dilution adjustments, the number of the company’s common shares that will initially underlie the 2021 notes, and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the 2021 notes. The company evaluated the note hedges under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the note hedges should be accounted for as derivatives. These derivatives were capitalized on the balance sheet as long-term assets and will be adjusted to reflect fair value each quarter. The fair value of the convertible note hedge assets at issuance was $27,975,000. The fair value of the convertible note hedge assets at March 31, 2018 was $48,962,000 compared to $46,915,000 as of December 31, 2017. The company recognized a gain of $2,047,000 for the three months ended March 31, 2018 compared to a loss of $5,830,000 for the three months ended March 31, 2017 related to the convertible note hedge asset.

Notes to Financial Statements	Long-Term Liabilities

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

The net proceeds from the offering of the 2021 notes were approximately $144,034,000, after deducting fees and offering expenses of $5,966,000, which were paid in 2016. These debt issuance costs were capitalized and are being amortized as interest expense through February 2021. In accordance with ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, these debt issuance costs are presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability. Approximately $5,000,000 of the net proceeds from the offering were used to repurchase the company’s common shares from purchasers of 2021 notes in the offering in privately negotiated transactions. A portion of the net proceeds from the offering were used to pay the cost of the convertible note hedge transactions (after such cost is partially offset by the proceeds to the company from the warrant transactions), which net cost was $15,600,000.

The liability components of the 2021 notes consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Principal amount of liability component	$150,000	$150,000
Unamortized discount	(22,298)	(23,900)
Debt fees	(3,446)	(3,745)
Net carrying amount of liability component	$124,256	$122,355

The unamortized discount of $22,298,000 is to be amortized through February 2021. The effective interest rate on the liability component was 11.1%. Non-cash interest expense of $1,602,000 was recognized for the three months ended March 31, 2018 compared to $1,438,000 for the three months ended March 31, 2017 in comparison to actual interest expense accrued of $1,875,000 for the three months ended March 31, 2018 compared to $1,875,000 for the three months ended March 31, 2017 based on the stated coupon rate of 5.0%. The 2021 notes were not convertible as of March 31, 2018 nor was the applicable conversion threshold met.

Convertible senior notes due 2022

In the second quarter of 2017, the company issued $120,000,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2022 (the “2022 notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on June 1 and December 1 of each year, beginning December 1, 2017. The 2022 notes will mature on June 1, 2022, unless repurchased or converted in accordance with their terms prior to such date. Prior to December 1, 2021, the 2022 notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Unless and until the company obtains shareholder approval of the issuance of the company's common shares upon conversion of the 2022 notes under applicable New York Stock Exchange rules, the 2022 notes will be convertible, subject to certain conditions, into only cash. If the company obtains such shareholder approval, the 2022 notes may be settled in cash, the company’s common shares or a combination of cash and the company’s common shares, at the company’s election.

Holders of the 2022 notes will have the right to require the company to repurchase all or some of their 2022 notes at 100% of their principal, plus any accrued and unpaid interest, upon the occurrence of certain fundamental changes. The initial conversion rate is 61.6095 common shares per $1,000 principal amount of 2022 notes (equivalent to an initial conversion price of approximately $16.23 per common share). The company evaluated the terms of the conversion features under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the features did require separate accounting as a derivative. This derivative was capitalized on the balance sheet as a long-term liability and will be adjusted to reflect fair value each quarter. The fair value of the convertible debt conversion liability at issuance was $28,859,000. The fair value of the convertible debt conversion liability at March 31, 2018 was $55,224,000 and $53,414,000 December 31, 2017. The company recognized a loss of $1,810,000 for the three months ended March 31, 2018 related to the convertible debt conversion liability.

In connection with the offering of the 2022 notes, the company entered into privately negotiated convertible note hedge transactions with one financial institution (the “option counterparty”). These transactions cover, subject to customary anti-dilution adjustments, the number of the company’s common shares that will initially underlie the 2022 notes, and are expected

Notes to Financial Statements	Long-Term Liabilities

generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the 2022 notes. The company evaluated the note hedges under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the note hedges should be accounted for as derivatives. These derivatives were capitalized on the balance sheet as long-term assets and will be adjusted to reflect fair value each quarter. The fair value of the convertible note hedge assets at issuance was $24,780,000. The fair value of the convertible note hedge assets at March 31, 2018 was $48,919,000 compared to $46,680,000 at December 31, 2017. The company recognized a gain of $2,239,000 for the three months ended March 31, 2018 related to the convertible note hedge asset.

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

The net proceeds from the offering of the 2022 notes were approximately $115,289,000, after deducting fees and offering expenses of $4,711,000, which were paid in 2017. These debt issuance costs were capitalized and are being amortized as interest expense through June 2022. As of March 31, 2018, all of the debt issuance costs were paid. In accordance with ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, these debt issuance costs are presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability. A portion of the net proceeds from the offering were used to pay the cost of the convertible note hedge transactions (after such cost is partially offset by the proceeds to the company from the warrant transactions), which net cost was $10,680,000.

The liability components of the 2022 notes consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Principal amount of liability component	$120,000	$120,000
Unamortized discount	(25,194)	(26,378)
Debt fees	(3,724)	(3,947)
Net carrying amount of liability component	$91,082	$89,675

The unamortized discount of $25,194,000 is to be amortized through June 2022. The effective interest rate on the liability component was 10.9%. Non-cash interest expense of $1,184,000 was recognized for the three months ended March 31, 2018 in comparison to actual interest expense accrued of $1,350,000 for the same period based on the stated coupon rate of 4.5%. The 2022 notes were not convertible as of March 31, 2018 nor was the applicable conversion threshold met.

Notes to Financial Statements	Long-Term Liabilities

Other Long-Term Obligations

Other long-term obligations consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Convertible 2022 debt conversion liability	$55,224	$53,414
Convertible 2021 debt conversion liability	55,527	53,154
Deferred income taxes	29,419	28,890
Product liability	13,421	13,575
Pension	10,784	10,340
Deferred gain on sale leaseback	6,346	6,419
Deferred compensation	5,693	5,592
Supplemental Executive Retirement Plan liability	5,596	5,636
Uncertain tax obligation including interest	2,738	2,738
Other	3,156	3,512
Other Long-Term Obligations	$187,904	$183,270

The convertible debt conversion liabilities amounts included in the above table represent the fair values of the conversion liabilities as of March 31, 2018 and December 31, 2017. See "Long-Term Debt" in the notes to the Consolidated Financial Statements included elsewhere in this report for more detail.

On April 23, 2015, the company entered into a real estate sale leaseback transaction which resulted in the company recording an initial deferred gain of $7,414,000, the majority of which is included in Other Long-Term Obligations and will be recognized over the 20-year life of the leases. The gains realized were $70,000 and 68,000 for the three months ended March 31, 2018, and 2017, respectively.

Notes to Financial Statements	Revenue

Revenue

The company has two revenue streams: product and services. Services include repair, refurbishment, preventive maintenance and rental of product. Services for the NA/HME and IPG segments include repair of product. Services for the Europe segment include repair, refurbishment and preventive maintenance services. Services for the Asia Pacific segment include rental and repair of product.

The following table disaggregates the company’s revenues by major source and by reportable segment for the three months ended March 31, 2018 and March 31, 2017 (in thousands):

	Three Months Ended March 31, 2018
	Product	Service	Total
Europe	$128,002	$3,312	$131,314
NA/HME	79,571	211	79,782
IPG	14,508	379	14,887
Asia/Pacific	9,945	1,132	11,077
Total	$232,026	$5,034	$237,060
% Split	98%	2%	100%

	Three Months Ended March 31, 2017
	Product	Service	Total
Europe	$116,790	$2,718	$119,508
NA/HME	83,636	626	84,262
IPG	16,238	135	16,373
Asia/Pacific	10,492	1,088	11,580
Total	$227,156	$4,567	$231,723
% Split	98%	2%	100%

The company's revenues are principally related to the sale of products, approximately 98%, with the remaining 2% related to services including repair, refurbishment, preventive maintenance and rental of product. While the company has a significant amount of contract types, the sales split by contract type is estimated as follows: general terms and conditions (35%), large national customers (25%), governments, principally pursuant to tender contracts (15%) and other customers including buying groups and independent customers (25%).

All product and substantially all service revenues are recognized at a point in time. The remaining service revenue, recognized over time, are reflected in the Europe segment and include multiple performance obligations. For such contracts, the company allocates revenue to each performance obligation based on its relative standalone selling price. The company generally determines the standalone selling price based on the expected cost-plus margin methodology.

Revenue is recognized when obligations under the terms of a contract with the customer are satisfied; generally, this occurs with the transfer of control of the company’s products and services. Revenue is measured as the amount of consideration expected to be received in exchange for transferring product or providing services. The amount of consideration received and revenue recognized by the company can vary as a result of variable consideration terms included in the contracts related to customer rebates, cash discounts and return policies. Customer rebates and cash discounts are estimated based on the most likely amount principle and these estimates are based on historical experience and anticipated performance. In addition, customers have the right to return product within the company’s normal terms policy, and as such the company estimates the expected returns based on an analysis of historical experience. The company adjusts its estimate of revenue at the earlier of when the most likely amount of consideration it expects to receive changes or when the consideration becomes fixed. The company generally does not expect that there will be significant changes to its estimates of variable consideration (see “Receivables” and "Accrued Expenses" in the Notes to the Consolidated Financial Statements include elsewhere in this report for more detail).

Depending on the terms of the contract, the company may defer the recognition of a portion of the revenue at the end of a reporting period to align with transfer of control of the company’s products to the customer. In addition, to the extent performance obligations are satisfied over time, the company defers revenue recognition until the performance obligations are satisfied. As of March 31, 2018 and December 31, 2017, the company had deferred revenue of $4,591,000 and $2,770,000, respectively, related to outstanding performance obligations.

Notes to Financial Statements	Equity Compensation

Equity Compensation

The company’s Common Shares have a $.25 stated value. The Common Shares and the Class B Common Shares generally have identical rights, terms and conditions and vote together as a single class on most issues, except that the Class B Common Shares have ten votes per share, carry a 10% lower cash dividend rate and, in general, can only be transferred to family members or for estate planning purposes. Holders of Class B Common Shares are entitled to convert their shares into Common Shares at any time on a share-for-share basis. When Class B Common Shares are transferred out of a familial relationship, they automatically convert to Class Common Shares.

On May 31, 2017, the company received notice that holders of 703,912 Class B Common Shares had elected to convert all their Class B Common Shares into Common Shares. As of March 31, 2018, 6,357 Class B Common Shares remained outstanding. The conversion substantially diminished the significance of the company’s dual class voting structure, as of March 31, 2018, the holders of the Common Shares represent approximately 99.9% of the company’s total outstanding voting power.

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
At March 31, 2018, an aggregate of 1,223,176 Common Shares underlay awards outstanding under the 2003 Plan, which shares may become available under the 2013 Plan to the extent such awards are forfeited or expire unexercised.
The Compensation and Management Development Committee of the Board (the “Compensation Committee”), in its discretion, may grant an award under the 2013 Plan to any director or employee of the company or an affiliate. As of March 31, 2018, 1,012,993 common shares were available for future issuance under the 2013 Plan in connection with the following types of awards with respect to shares of the company's common shares: incentive stock options, nonqualified stock options, SARs, restricted stock, restricted stock units, unrestricted stock and performance shares. The Compensation Committee also may grant performance units that are payable in cash. The Compensation Committee has the authority to determine which participants will receive awards, the amount of the awards and the other terms and conditions of the awards.
The 2013 Plan provides that shares granted come from the company's authorized but unissued common shares or treasury shares. In addition, the company's stock-based compensation plans allow employee participants to exchange shares for minimum withholding taxes, which results in the company acquiring treasury shares.
The company has submitted a new plan referred to as the Invacare Corporation 2018 Equity Compensation Plan (the “2018 Plan”) to the company's shareholders for approval at the company's 2018 annual meeting scheduled for May 17, 2018. The 2018 Plan, if approved by shareholders, will allow the Committee to grant substantially the same types of awards as are issuable under the 2013 Plan. The company’s Board of Directors adopted the 2018 Plan in order to authorize additional common shares for grant as equity compensation, and to reflect changes to Section 162(m) of the Internal Revenue Code (the “Code”) resulting from the U.S. Tax Cuts and Jobs Act of 2017. The company may continue to grant awards under the 2013 Plan until approval of the 2018 Plan by shareholders, at which time the company will transfer any common shares remaining for issuance under the 2013 Plan into the 2018 Plan. Awards granted prior to the 2013 Plan’s expiration will remain in effect under their original terms. The maximum number of company common shares available for issuance under the 2018 Plan will not exceed the sum of the following: (1) 1,800,000 shares; plus (2) any shares remaining for issuance under the 2013 Plan at the time of approval of the 2018 Plan by shareholders; plus (3) any shares covered by an award under the 2018 Plan, the 2013 Plan or the

Notes to Financial Statements	Equity Compensation

2003 Plan that are forfeited or remain unpurchased or undistributed upon termination or expiration of the award.
The amounts of equity-based compensation expense recognized as part of selling, general and administrative expenses were as follows (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Restricted stock / units	$908	$442
Performance shares / units	631	214
Non-qualified and performance stock options	227	182
Total stock-based compensation expense	$1,766	$838
As of March 31, 2018, unrecognized compensation expense related to equity-based compensation arrangements granted under the company's 2013 Plan and previous plans, which is related to non-vested options and shares, was as follows (in thousands):

March 31, 2018
Restricted stock and restricted stock units	$11,783
Performance shares and performance share units	10,272
Non-qualified and performance stock options	2,275
Total unrecognized stock-based compensation expense	$24,330

Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures and for updated vesting assumptions for the performance share awards (see "Stock Options" and "Performance Shares and Performance Share Units" below). No tax benefit for share-based compensation was realized for the three months ended March 31, 2018 and 2017 due to a valuation allowance against deferred tax assets.

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

The following table summarizes information about stock option activity for the three months ended March 31, 2018:

	March 31, 2018		Weighted Average Exercise Price
Options outstanding at January 1, 2018	2,631,569		$19.44
Granted	—		—
Exercised	(101,099)		13.95
Canceled	(149,950)		23.49
Options outstanding at March 31, 2018	2,380,520		$19.42
Options exercise price range at March 31, 2018	$12.15	to	$33.36
Options exercisable at March 31, 2018	1,780,744
Shares available for grant at March 31, 2018*	1,012,993
________

*
Shares available for grant as of March 31, 2018 reduced by net restricted stock and restricted stock unit award and performance share and performance share unit award activity of 2,677,466 shares and 2,486,490 shares, respectively.

Notes to Financial Statements	Equity Compensation

The following table summarizes information about stock options outstanding at March 31, 2018:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at March 31, 2018	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2018	Weighted Average Exercise Price
$ 12.15 – $20.00	970,685	7.7	$12.98	370,909	$14.33
$ 20.01 – $25.00	730,151	2.3	22.21	730,151	22.21
$ 25.01 – $30.00	675,188	1.4	25.56	675,188	25.56
$ 30.01 – $33.36	4,496	3.1	33.36	4,496	33.36
Total	2,380,520	4.0	$19.42	1,780,744	$21.86

Pursuant to the plans, the Compensation Committee has established that grants may not be exercised within one year from the date granted and options must be exercised within ten years from the date granted. No stock options were issued in 2018 and those issued in 2017 were performance-based and may vest after the conclusion of the performance period ending December 31, 2019 based on achievement of performance goals established by the Compensation Committee and subject to the Compensation Committee's exercise of negative discretion to reduce the number of options vested based on the progress towards the company's transformation. All other outstanding stock options were issued in 2014 and prior and were not performance-based.

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

Restricted Stock and Restricted Stock Units

The following table summarizes information about restricted shares and restricted share units (primarily for non-U.S. recipients):

	March 31, 2018	Weighted Average Fair Value
Stock / Units unvested at January 1, 2018	776,520	$13.75
Granted	352,547	17.51
Vested	(2,839)	11.25
Canceled	(36,758)	13.31
Stock / Units unvested at March 31, 2018	1,089,470	$14.99

The restricted stock awards generally vest ratably over the three years after the award date, except for those awards granted in 2014, which vest after a three-year period. Unearned restricted stock compensation, determined as the market value of the shares at the date of grant, is being amortized on a straight-line basis over the vesting period.

Performance Shares and Performance Share Units

The following table summarizes information about performance shares and performance share units (for non-U.S. recipients):

	March 31, 2018	Weighted Average Fair Value
Shares / Units unvested at January 1, 2018	457,879	$12.33
Granted	205,164	17.48
Vested	—	—
Canceled	—	—
Shares / Units unvested at March 31, 2018	663,043	$13.93

Notes to Financial Statements	Equity Compensation

During the three months ended March 31, 2018, performance shares and performance share units (for non-U.S. recipients) were granted as performance awards with a three-year performance period with payouts based on achievement of certain performance goals. The awards are classified as equity awards as they will be settled in common shares upon vesting. The number of shares earned will be determined at the end of the performance period based on achievement of performance criteria for January 1, 2018 through December 31, 2020 established by the Compensation Committee at the time of grant. Recipients will be entitled to receive a number of common shares equal to the number of performance shares that vest based upon the levels of achievement which may range between 0% and 150% of the target number of shares with the target being 100% of the initial grant.

The fair value of the performance awards is based on the stock price on the date of grant discounted for the estimated value of dividends foregone as the awards are not eligible for dividends except to the extent vested. The company assesses the probability that the performance targets will be met with expense recognized whenever it is probable that at least the minimum performance criteria will be achieved. Depending upon the company's assessment of the probability of achievement of the goals, the company may not recognize any expense associated with performance awards in a given period, may reverse prior expense recorded or record additional expense to make up for expense not recorded in a prior period. Performance award compensation expense is generally expected to be recognized over three years. Expense is being recognized for the 2016, 2017 and 2018 awards as it is considered probable that the performance goals for those awards will be met.

Notes to Financial Statements	Accumulated Other Comprehensive Income

Accumulated Other Comprehensive Income (Loss) by Component

Changes in accumulated other comprehensive income ("OCI") for the three months ended March 31, 2018 and March 31, 2017, respectively, were as follows (in thousands):

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
December 31, 2017	$50,376	$(4,612)	$(7,652)	$(1,242)	$36,870
OCI before reclassifications	8,709	3,107	82	(385)	11,513
Amount reclassified from accumulated OCI	—	—	(129)	248	119
Net current-period OCI	8,709	3,107	(47)	(137)	11,632
March 31, 2018	$59,085	$(1,505)	$(7,699)	$(1,379)	$48,502

December 31, 2016	$(26,199)	$17,372	$(11,248)	$740	$(19,335)
OCI before reclassifications	(2,153)	3,102	(505)	764	1,208
Amount reclassified from accumulated OCI	—	—	210	(299)	(89)
Net current-period OCI	(2,153)	3,102	(295)	465	1,119
March 31, 2017	$(28,352)	$20,474	$(11,543)	$1,205	$(18,216)

Reclassifications out of accumulated OCI for the three months ended March 31, 2018 and March 31, 2017 were as follows (in thousands):

	Amount reclassified from OCI		Affected line item in the Statement of Comprehensive (Income) Loss
	For the Three Months Ended March 31,
	2018	2017
Defined Benefit Plans
Service and interest costs	$(129)	$210	Selling, General and Administrative
Tax	—	—	Income Taxes
Total after tax	$(129)	$210

Derivatives
Foreign currency forward contracts hedging sales	$25	$68	Net Sales
Foreign currency forward contracts hedging purchases	251	(391)	Cost of Products Sold
Total loss (income) before tax	276	(323)
Tax	(28)	24	Income Taxes
Total after tax	$248	$(299)

Notes to Financial Statements	Charges Related to Restructuring Activities

Charges Related to Restructuring Activities

The company's restructuring charges were originally necessitated primarily by continued declines in Medicare and Medicaid reimbursement by the U.S. government, as well as similar healthcare reimbursement pressures abroad, which negatively affect the company's customers (e.g. home health care providers) and continued pricing pressures faced by the company due to the outsourcing by competitors to lower cost locations. Restructuring decisions were also the result of reduced profitability in the NA/HME and Asia/Pacific segments. In addition, as a result of the company's transformation strategy, additional restructuring actions were incurred in 2017 and continued in 2018. The company expects any near-term cost savings from restructuring will be offset by other costs because of pressures on the business.

For the three months ended March 31, 2018, charges totaled $401,000 which were related to severance in NA/HME ($97,000), Europe ($293,000) and Asia/Pacific ($11,000). Payments for the three months ended March 31, 2018 were $2,460,000 and the cash payments were funded with company's cash on hand. Most of the 2018 charges are expected to be paid out within twelve months.
For the three months ended March 31, 2017, charges totaled $3,283,000 which were related to NA/HME ($2,242,000),

Europe segment ($690,000) and Asia/Pacific ($351,000). In NA/HME, costs were incurred related to severance ($2,095,000) and contract termination costs ($147,000). The European and Asia/Pacific charges were for severance costs. Payments for the three months ended March 31, 2017 were $2,251,000 and the cash payments were funded with company's cash on hand. Most of the 2017 charges have been paid out.
There have been no material changes in accrued balances related to the charges, either as a result of revisions to the plans or changes in estimates. In addition, the savings anticipated as a result of the company's restructuring plans have been or are expected to be achieved, primarily resulting in reduced salary and benefit costs principally impacting Selling, General and Administrative expenses, and to a lesser extent, Costs of Products Sold. However, in general, these savings have been more than offset by the general business decline, higher regulatory and compliance costs related to quality system improvements, and more recently, higher interest expense. To date, the company's liquidity has not been materially impacted. Please refer to Charges Related to Restructuring Activities of company's Annual Report on Form 10-K for the period ending December 31, 2017 for disclosure of restructuring activity prior to 2018.
A progression by reporting segment of the accruals recorded as a result of the restructuring for the period ended March 31, 2018 is as follows (in thousands):

	Severance	Contract Terminations	Total
December 31, 2017 Balances
NA/HME	$2,439	$167	$2,606
Europe	249	134	383
Other	1,016	—	1,016
Total	3,704	301	4,005
Charges
NA/HME	97	—	97
Europe	293	—	293
Asia/Pacific	11	—	11
Total	401	—	401
Payments
NA/HME	(1,697)	(57)	(1,754)
Europe	(338)	(97)	(435)
Asia/Pacific	(11)	—	(11)
Other	(260)	—	(260)
Total	(2,306)	(154)	(2,460)
March 31, 2018 Balances
NA/HME	839	110	949
Europe	204	37	241
Other	756	—	756
Total	$1,799	$147	$1,946

Notes to Financial Statements	Income Taxes

Income Taxes

The company had an effective tax rate of 20.0% and 18.3% on losses before tax from continuing operations for the three months ended March 31, 2018 and March 31, 2017, respectively, compared to an expected benefit at the U.S. statutory rate of 21% on the continuing operations pre-tax losses for the period ended March 31, 2018 and 35% for the period ended March 31, 2017. The company's effective tax rate for the three months ended March 31, 2018 and March 31, 2017 was unfavorable as compared to the U.S. federal statutory rate expected benefit, principally due to the negative impact of the company not being able to record tax benefits related to the significant losses in countries which had tax valuation allowances. The effective tax rate was increased for the three months ended March 31, 2018 and decreased for the three months ended March 31, 2017 by certain taxes outside the United States, excluding countries with tax valuation allowances, that were at an effective rate higher than the U.S. statutory rate for the three months ended March 31, 2018 and lower than the U.S. statutory rate for the three months ended March 31, 2017.

The US Tax Cuts and Jobs Act of 2017 ("Tax Act") was enacted on December 22, 2017. The Tax Act subjects a US shareholder to current tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. The company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred.

In accordance with the SEC issued SAB 118, which provided guidance on accounting for the tax effects of the Tax Act, the company made certain provisional estimates at December 31, 2017. The company determined that the provisional calculations will be finalized after the underlying timing differences and foreign earnings and profits are finalized with our 2017 federal tax return filing.  Furthermore, the company is still analyzing certain aspects of the the Tax Act and refining it's calculations which could potentially affect the measurement of these balances or potentially give rise to new or additional deferred tax amounts. No adjustments were made to the company's provisional calculations during the quarter ended March 31, 2018.

Notes to Financial Statements	Net Loss Per Common Share

Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated.

(In thousands except per share data)	For the Three Months Ended March 31,
	2018	2017
Basic
Average common shares outstanding	32,911	32,475

Net loss	$(14,108)	$(16,780)

Net loss per common share	$(0.43)	$(0.52)

Diluted
Average common shares outstanding	32,911	32,475
Stock options and awards	888	229
Average common shares assuming dilution	33,799	32,704

Net loss	$(14,108)	$(16,780)

Net loss per common share *	$(0.43)	$(0.52)
________
* Net loss per common share assuming dilution calculated utilizing weighted average shares outstanding-basic for the periods in which there was a net loss.

At March 31, 2018, 329,315 shares associated with stock options were excluded from the average common shares assuming dilution for the three months ended March 31, 2018 as they were anti-dilutive. At March 31, 2018, the majority of the anti-dilutive shares were granted at an exercise price of $25.79, which was higher than the average fair market value price of $17.63 for the three months ended March 31, 2018.

At March 31, 2017, 2,194,307 shares associated with stock options were excluded from the average common shares assuming dilution for the three months ended March 31, 2017 as they were anti-dilutive. At March 31, 2017, the majority of the anti-dilutive shares were granted at an exercise price of $25.24, which was higher than the average fair market value price of $11.99 for the three months ended March 31, 2017.

For both the three months ended March 31, 2018 and March 31, 2017, respectively, no shares were included in the common shares assuming dilution related to the company's issued warrants as the average market price of the company stock for these periods did not exceed the strike price of the warrants.

Notes to Financial Statements	Concentration of Credit Risk

Concentration of Credit Risk

The company manufactures and distributes durable medical equipment to the home health care, retail and extended care markets. The company performs credit evaluations of its customers’ financial condition. The company utilizes De Lage Landen, Inc. (“DLL”), a third-party financing company, to provide lease financing to Invacare's U.S. customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a recourse obligation of $1,865,000 at March 31, 2018 to DLL for events of default under the contracts, which total $18,208,000 at March 31, 2018. Guarantees, ASC 460, requires the company to record a guarantee liability as it relates to the limited recourse obligation. The company's recourse is re-evaluated by DLL biannually, considers activity between the biannual dates and excludes any receivables purchased by the company from DLL. The company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with Receivables, ASC 310-10-05-4. Credit losses are provided for in the financial statements.

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

Cash Flow Hedging Strategy

The company uses derivative instruments in an attempt to manage its exposure to transactional foreign currency exchange risk. Foreign forward exchange contracts are used to manage the price risk associated with forecasted sales denominated in foreign currencies and the price risk associated with forecasted purchases of inventory over the next twelve months.

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

The company has historically not recognized any material amount of ineffectiveness related to forward contract cash flow hedges because the company generally limits its hedges to between 50% and 90% of total forecasted transactions for a given entity’s exposure to currency rate changes and the transactions hedged are recurring in nature. Furthermore, most of the hedged transactions are related to intercompany sales and purchases for which settlement occurs on a specific day each month. Forward contracts with a total notional amount in USD of $44,619,000 and $37,343,000 matured for the three months ended March 31, 2018 and March 31, 2017, respectively.

Notes to Financial Statements	Derivatives

Outstanding foreign currency forward exchange contracts qualifying and designated for hedge accounting treatment were as follows (in thousands USD):

	March 31, 2018		December 31, 2017
	Notional Amount	Unrealized Net Gain (Loss)	Notional Amount	Unrealized Net Gain (Loss)
USD / AUD	$3,870	$102	$3,960	$44
USD / CAD	25,826	(36)	33,344	115
USD / CNY	3,000	189	4,027	61
USD / EUR	60,473	(1,703)	72,259	(558)
USD / GBP	3,609	(157)	4,640	(124)
USD / NZD	7,515	103	9,300	11
USD / SEK	1,753	93	—	—
USD / MXP	4,810	356	6,461	(158)
EUR / GBP	25,640	(419)	32,248	(682)
EUR / SEK	6,256	121	7,732	39
EUR / NOK	3,678	(55)	4,521	68
EUR / NZD	2,197	(5)	2,855	(8)
DKK / SEK	4,580	(148)	6,453	(120)
	$153,207	$(1,559)	$187,800	$(1,312)

Derivatives Not Qualifying or Designated for Hedge Accounting Treatment

The company utilizes foreign currency forward contracts that are not designated as hedges in accordance with ASC 815. These contracts are entered into to eliminate the risk associated with the settlement of short-term intercompany trading receivables and payables between Invacare Corporation and its foreign subsidiaries. The currency forward contracts are entered into at the same time as the intercompany receivables or payables are created so that upon settlement, the gain/loss on the settlement is offset by the gain/loss on the foreign currency forward contract. No material net gain or loss was realized by the company in 2018 or 2017 related to these contracts and the associated short-term intercompany trading receivables and payables.

Foreign currency forward exchange contracts not qualifying or designated for hedge accounting treatment, as well as ineffective hedges, entered into in 2018 and 2017, respectively, and outstanding were as follows (in thousands USD):

	March 31, 2018		December 31, 2017
	Notional Amount	Gain (Loss)	Notional Amount	Gain (Loss)
AUD / USD	$2,818	$21	$2,750	$(77)
NZD / USD	4,000	(13)	3,300	(53)
EUR / AUD	4,929	199	4,000	43
AUD / NZD	2,604	24	3,600	9
EUR / NOK	55	(1)	—	—
	$14,406	$230	$13,650	$(78)

Notes to Financial Statements	Derivatives

The fair values of the company’s derivative instruments were as follows (in thousands):

	March 31, 2018		December 31, 2017
	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	$1,079	$2,638	$678	$1,990
Derivatives not designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	244	14	52	130
Total derivatives	$1,323	$2,652	$730	$2,120

The fair values of the company’s foreign currency forward exchange contract assets and liabilities are included in Other Current Assets and Accrued Expenses, respectively in the Consolidated Balance Sheets.

The effect of derivative instruments on Accumulated Other Comprehensive Income (OCI) and the Statement of Comprehensive Income (Loss) and was as follows (in thousands):

Derivatives in ASC 815 cash flow hedge relationships	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended March 31, 2018
Foreign currency forward exchange contracts	$(385)	$(248)	$(1)
Three months ended March 31, 2017
Foreign currency forward exchange contracts	$764	$299	$—

Derivatives not designated as hedging instruments under ASC 815			Amount of Gain (Loss) Recognized in Income on Derivatives
Three months ended March 31, 2018
Foreign currency forward exchange contracts			$230
Three months ended March 31, 2017
Foreign currency forward exchange contracts			$65

The gains or losses recognized as the result of the settlement of cash flow hedge foreign currency forward contracts are recognized in net sales for hedges of inventory sales and in cost of product sold for hedges of inventory purchases. For the three and three months ended March 31, 2018, net sales were decreased by $25,000 while cost of product sold was increased by $251,000 for a a net pre-tax realized loss of $276,000. For the three and three months ended March 31, 2017, net sales were decreased by $68,000 while cost of product sold was decreased by $391,000 for a net realized pre-tax gain of $323,000.

A gain of $230,000 was recognized in selling, general and administrative (SG&A) expenses for the three months ended March 31, 2018, compared to a gain of $65,000 for the three months ended March 31, 2017, related to forward contracts not designated as hedging instruments. The forward contracts were entered into to offset gains/losses that were also recorded in SG&A expenses on intercompany trade receivables or payables. The gains/losses on the non-designated hedging instruments were substantially offset by gains/losses on intercompany trade payables.

The company's derivative agreements provide the counterparties with a right of set off in the event of a default. The right of set off would enable the counterparty to offset any net payment due by the counterparty to the company under the applicable agreement by any amount due by the company to the counterparty under any other agreement. For example, the terms of the agreement would permit a counterparty to a derivative contract that is also a lender under the company's Credit Agreement to reduce any derivative settlement amounts owed to the company under the derivative contract by any amounts owed to the counterparty by the company under the Credit Agreement. In addition, the agreements contain cross-default provisions that could trigger a default by the company under the agreement in the event of a default by the company under another agreement with the same counterparty. The company does not present any derivatives on a net basis in its financial statements,

Notes to Financial Statements	Derivatives

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

The fair values of the outstanding convertible note derivatives as of March 31, 2018 and their effect on the Statement of Comprehensive Income (Loss) were as follows (in thousands):

		Gain (Loss)
	Fair Value	Three Months Ended
	March 31, 2018	March 31, 2018	March 31, 2017
Convertible 2021 debt conversion long-term liability	$(55,527)	$(2,373)	$6,731
Convertible 2022 debt conversion long-term liability	(55,224)	(1,810)	—
Convertible 2021 note hedge long-term asset	48,962	2,047	(5,830)
Convertible 2022 note hedge long-term asset	48,919	2,239	—
Net fair value and net gains on convertible debt derivatives	$(12,870)	$103	$901
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

The following table provides a summary of the company’s assets and liabilities that are measured on a recurring basis (in thousands):

	Basis for Fair Value Measurements at Reporting Date
	Quoted Prices in Active Markets for Identical Assets / (Liabilities)	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Level I	Level II	Level III
March 31, 2018
Forward exchange contracts—net	—	$(1,329)	—
Convertible 2021 debt conversion liability	—	(55,527)	—
Convertible 2021 note hedge asset	—	48,962	—
Convertible 2022 debt conversion liability	—	(55,224)	—
Convertible 2022 note hedge asset	—	48,919	—
December 31, 2017
Forward exchange contracts—net	—	$(1,390)	—
Convertible 2021 debt conversion liability	—	(53,154)	—
Convertible 2021 note hedge asset	—	46,915	—
Convertible 2022 debt conversion liability	—	(53,414)	—
Convertible 2022 note hedge asset	—	46,680	—

The carrying values and fair values of the company’s financial instruments are as follows (in thousands):

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$150,618	$150,618	$176,528	$176,528
Other investments	103	103	103	103
Installment receivables, net of reserves	1,698	1,698	1,809	1,809
Long-term debt (including current maturities of long-term debt) *	(246,141)	(302,867)	(243,445)	(294,173)
Convertible 2021 debt conversion liability in Other Long-Term Obligations	(55,527)	(55,527)	(53,154)	(53,154)
Convertible 2021 note hedge in Other Long-Term Assets	48,962	48,962	46,915	46,915
Convertible 2022 debt conversion liability in Other Long-Term Obligations	(55,224)	(55,224)	(53,414)	(53,414)
Convertible 2022 note hedge in Other Long-Term Assets	48,919	48,919	46,680	46,680
Forward contracts in Other Current Assets	1,323	1,323	730	730
Forward contracts in Accrued Expenses	(2,652)	(2,652)	(2,120)	(2,120)
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

Other investments: The company has made an investment in a limited partnership, which is accounted for using the cost method, adjusted for any estimated declines in value. The investment was acquired in private placement and there is no quoted market price or stated rate of return. The company does not have the ability to easily sell the investment. The company completes an evaluation of the residual value related to such investments in the fourth quarter each year.

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

Business Segments

The company operates in four primary business segments: NA/HME, IPG, Europe and Asia/Pacific. Both the NA/HME and IPG segments operate in the Americas. The NA/HME segment sells each of the three primary product lines, which includes: lifestyle, mobility and seating, and respiratory therapy products. IPG sells long-term care medical equipment, health care furnishings and accessory products. Europe and Asia/Pacific sell product lines similar to those of NA/HME and IPG. The accounting policies of each segment are the same as those described in the summary of significant accounting policies for the company’s consolidated financial statements. Intersegment sales and transfers are based on the costs to manufacture plus a reasonable profit element.

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

(in thousands)	For the Three Months Ended March 31,
	2018	2017
Revenues from external customers
Europe	$131,314	$119,508
NA/HME	79,782	84,262
IPG	14,887	16,373
Asia/Pacific	11,077	11,580
Consolidated	$237,060	$231,723
Intersegment revenues
Europe	$3,857	$3,675
NA/HME	23,503	22,095
IPG	89	768
Asia/Pacific	5,660	3,860
Consolidated	$33,109	$30,398
Restructuring charges before income taxes
Europe	$293	$690
NA/HME	97	2,242
Asia/Pacific	11	351
Consolidated	$401	$3,283
Operating income (loss)
Europe	$6,594	$5,100
NA/HME	(8,138)	(9,426)
IPG	1,598	1,898
Asia/Pacific	972	(430)
All Other	(5,773)	(4,510)
Charge expense related to restructuring activities	(401)	(3,283)
Consolidated operating loss	(5,148)	(10,651)
Net gain on convertible debt derivatives	103	901
Net Interest expense	(6,713)	(4,430)
Loss before income taxes	$(11,758)	$(14,180)

Notes to Financial Statements	Contingencies

Contingencies

General
In the ordinary course of its business, the company is a defendant in a number of lawsuits, primarily product liability actions in which various plaintiffs seek damages for injuries allegedly caused by defective products. All of the product liability lawsuits that the company currently faces in the United States have been referred to the company's captive insurance company and/or excess insurance carriers while all non-U.S. lawsuits have been referred to the company's commercial insurance carriers. All such lawsuits are generally contested vigorously. The coverage territory of the company's insurance is worldwide with the exception of those countries with respect to which, at the time the product is sold for use or at the time a claim is made, the U.S. government has suspended or prohibited diplomatic or trade relations. The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures.

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

Notes to Financial Statements	Contingencies

that it was in substantial compliance with the QSR and that it was permitted to resume full operations at those facilities.
In September 2017, Alber GmbH, a wholly owned subsidiary of the company, received a warning letter from the FDA. The warning letter required completion of corrective actions to address FDA Form 483 observations issued following an inspection of Alber’s facility in Albstadt, Germany in May 2017. As a consequence of the warning letter, all Alber devices could not be imported into the United States until all findings were corrected to FDA’s satisfaction. On January 3, 2018, FDA notified the company that Alber’s responses to the warning letter were adequate, and that FDA had as of that date, removed the import suspension. FDA conducted its subsequent reinspection of Alber in April 2018, the result of which included no noted observations. The company expects the warning letter to be closed as a result of this inspection; however, the company cannot be assured of the timing or certainty of this outcome.
In October 2017, FDA inspected the Corporate and Taylor Street facilities to investigate an anonymous complaint concerning one of the Verification of Medical Necessity documents collected by the company while subject to the restrictions under the consent decree. There were no Form 483 observations issued by FDA at the conclusion of the inspection.
In November 2017, FDA inspected the company’s facility in Pinellas Park, Florida and issued its observations on Form 483, one of which was annotated as corrected and verified at the conclusion of the inspection. The company has submitted its response to FDA in a timely manner.

In November 2017, the FDA inspected the company’s facility in Sanford, Florida and issued its observations on Form 483, and the company submitted its response to FDA in a timely manner. The Sanford facility is the subject of a warning letter from the FDA issued in December 2010 related to quality systems processes and procedures and the company continues to work on addressing the FDA’s citations.
In November 2017, the FDA inspected the company’s facility in Porta Westfalica, Germany, and there were no inspectional observations issued at the end of the inspection.
In December 2017, California Department of Public Health, acting on behalf of FDA, inspected the company's facility in Simi Valley, California and there were no inspectional observations issued at the end of the inspection.
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
For additional information regarding the consent decree, other regulatory matters, and risks and trends that may impact the company’s financial condition or results of operations, please see the following sections of company's Annual Report on Form 10-K for the year ended December 31, 2017: Item 1. Business - Government Regulation and Item 1A. Risk Factors; Item 3. Legal Proceedings; and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook and - Liquidity and Capital Resources.

Notes to Financial Statements	Market Risk and Controls

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the quarter ended March 31, 2018, there were no material changes to market risk information provided in the company's Annual Report on Form 10-K for the year ended December 31, 2017. Please refer to Item 7A - Quantitative and Qualitative Disclosures About Market Risk of company's Annual Report on Form 10-K for the period ending December 31, 2017.

Item 4.    Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures
As of March 31, 2018, an evaluation was performed, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of March 31, 2018, in ensuring that information required to be disclosed by the company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting
There have been no changes in the company’s internal control over financial reporting that occurred during the company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II	Other Information

Part II. OTHER INFORMATION

Item 1.    Legal Proceedings.

In the ordinary course of its business, the company is a defendant in a number of lawsuits, primarily product liability actions in which various plaintiffs seek damages for injuries allegedly caused by defective products. All of the product liability lawsuits that the company currently faces in the United States have been referred to the company's captive insurance company and/or excess insurance carriers while all non-U.S. lawsuits have been referred to the company's commercial insurance carriers. All such lawsuits are generally contested vigorously. The coverage territory of the company's insurance is worldwide with the exception of those countries with respect to which, at the time the product is sold for use or at the time a claim is made, the U.S. government has suspended or prohibited diplomatic or trade relations. Management does not believe that the outcome of any of these actions will have a material adverse effect upon the company's business or financial condition.

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

The FDA has the authority to inspect the Corporate and Taylor Street facilities, and any other FDA registered facility, at any time. The FDA also has the authority to order the company to take a wide variety of actions if the FDA finds that the company is not in compliance with the consent decree, FDA Act or FDA regulations, including requiring the company to cease all operations relating to Taylor Street products. The FDA also can order the company to undertake a partial cessation of operations or a recall, to issue a safety alert, public health advisory, or press release, or to take any other corrective action the FDA deems necessary with respect to Taylor Street products.

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

For additional information regarding the consent decree, please see the "Contingencies" note to the financial statements contained in Part I of this Quarterly Report on Form 10-Q, the risk factors referred to in Part I, Item 1A of this Quarterly Report on Form 10-Q, and the following sections of the company's Annual Report on Form 10-K for the period ending December 31, 2017: Item 1. Business - Government Regulation; Item 1A. Risk Factors; and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook and - Liquidity and Capital Resources.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the company’s Annual Report on Form 10-K for the fiscal period ended December 31, 2017.

Part II	Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of common shares made by the company during the three months ended March 31, 2018.

Period			Total Number of Shares Purchased (1)	Avg. Price Paid Per Share $	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
1/1/2018	-	1/31/2018	—	$—	—	2,453,978
2/1/2018	-	2/28/2018	50,411	18.25	—	2,453,978
3/1/2018	-	3/31/2018	—	—	—	2,453,978
Total			50,411	$18.25	—	2,453,978
________

(1)
All 50,411 shares repurchased between February 1, 2018 and February 28, 2018 were surrendered to the company by employees for minimum tax withholding purposes in conjunction with the vesting of restricted shares awarded to the employees or the exercise of non-qualified options by employees under the company's equity compensation plans.

(2)
In 2001, the Board of Directors authorized the company to purchase up to 2,000,000 Common Shares, excluding any shares acquired from employees or directors as a result of the exercise of options or vesting of restricted shares pursuant to the company’s performance plans. The Board of Directors reaffirmed its authorization of this repurchase program on November 5, 2010, and on August 17, 2011 authorized an additional 2,046,500 shares for repurchase under the plan. To date, the company has purchased 1,592,522 shares under this program, with authorization remaining to purchase 2,453,978 shares. The company purchased no shares pursuant to this Board authorized program during the quarter ended March 31, 2018.

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

INVACARE CORPORATION

Date:	May 7, 2018	By:	/s/ Kathleen P. Leneghan
Name: Kathleen P. Leneghan
Title: Chief Financial Officer
(As Principal Financial and Accounting Officer and on behalf of the registrant)