Form 10-Q
period 2018-06-30
INVACARE CORP
filed 2018-08-07
CIK 742112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒

As of August 3, 2018, the registrant had 33,229,658 Common Shares and 6,357 Class B Common Shares outstanding.

	Item	Page
PART I: FINANCIAL INFORMATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations	2	1
Financial Statements (Unaudited)	1
Condensed Consolidated Statement of Comprehensive Income (Loss) - Three and Six Months Ended June 30, 2018 and June 30, 2017		18
Condensed Consolidated Balance Sheets - June 30, 2018 and December 31, 2017		19
Condensed Consolidated Statement of Cash Flows - Six Months Ended June 30, 2018 and June 30, 2017		20
Notes to Condensed Consolidated Financial Statements - June 30, 2018		21
Quantitative and Qualitative Disclosures About Market Risk	3	59
Controls and Procedures	4	59

PART II: OTHER INFORMATION
Legal Proceedings	1	60
Risk Factors	1A	60
Unregistered Sales of Equity Securities and Use of Proceeds	2	61
Exhibits	6	62
Signatures		63

About Invacare Corporation

Invacare Corporation (NYSE: IVC) ("Invacare" or the "company") is a leading manufacturer and distributor in its markets for medical equipment used in non-acute care settings. At its core, the company designs, manufactures and distributes medical devices that help people to move, breathe, rest and perform essential hygiene. The company provides medical device solutions for congenital (e.g., cerebral palsy, muscular dystrophy, spina bifida), acquired (e.g., stroke, spinal cord injury, traumatic brain injury, post-acute recovery, pressure ulcers) and degenerative (e.g., ALS, multiple sclerosis, chronic obstructive pulmonary disease (COPD), age related, bariatric) conditions. The company's products are important parts of care for people with a wide range of challenges, from those who are active and heading to work or school each day and may need additional mobility or respiratory support, to those who are cared for in residential care settings, at home and in rehabilitation centers. The company sells its products principally to home medical equipment providers with retail and e-commerce channels, residential care operators, dealers and government health services in North America, Europe and Asia/Pacific. For more information about the company and its products, visit the company's website at www.invacare.com. The contents of the company's website are not part of this Quarterly Report on Form 10-Q and are not incorporated by reference herein.

MD&A	Overview

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The discussion and analysis presented below is concerned with material changes in financial condition and results of operations between the periods specified in the condensed consolidated balance sheets at June 30, 2018 and December 31, 2017, and in the condensed consolidated statement of comprehensive income (loss) for the three and six months ended June 30, 2018 and June 30, 2017. All comparisons presented are with respect to the same period last year, unless otherwise stated. This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes that appear elsewhere in this Quarterly Report on Form 10-Q and the MD&A included in the company's Annual Report on Form 10-K for the year ended December 31, 2017 and for some matters, SEC filings from prior periods may be useful sources of information.

OVERVIEW

Invacare is a multi-national company with integrated capabilities to design, produce and distribute durable medical equipment. The company makes products that help people move, breathe, rest and perform essential hygiene, and with those products the company supports people with congenital, acquired and degenerative conditions. The company’s products and solutions are important parts of care for people with a range of challenges, from those who are active and go to work or school each day and may need additional mobility or respiratory support, to those who are cared for in residential care settings, at home and in rehabilitation centers. The company operates in facilities in North America, Europe and Asia/Pacific, which are the result of dozens of acquisitions made over the company’s nearly forty-year history. Some of these acquisitions have been combined into integrated operating units, while others remain relatively independent.

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

Phase One - Assess and Reorient

•	Increase commercial effectiveness;

•	Shift and narrow the product portfolio;

•	Focus innovation on clinically complex solutions;

•	Accelerate quality efforts on quality and excellence; and

•	Develop and expand talent.

Phase Two - Build and Align

•	Leverage commercial improvements;

•	Optimize the business for cost and efficiency;

•	Continue to improve quality systems;

•	Launch new clinical product platforms; and

•	Expand talent management and culture.

The company is currently in Phase Two of the transformation, focused primarily on North America, with gradual changes being undertaken in the Europe segment. By the end of this phase, the company expects growth in sales and gross profit, as well as an improvement in operating income and free cash flow. The company also is optimizing its infrastructure and improving efficiencies to streamline customer interactions and to reduce costs. The company expects Phase Two to extend through 2019 and to overlap with the beginning of Phase Three in certain areas.

Phase Three - Grow

•	Lead in quality culture and operations excellence; and

•	Grow above market.

By the end of phase three, the company expects continued improvements in net sales, operating margin, operating income and free cash flow.

MD&A	Overview

STATUS OF THE CONSENT DECREE

On July 24, 2017, following its reinspection of the Corporate and Taylor Street facilities, the Food and Drug Administration ("FDA") notified the company that it was in substantial compliance with the Federal Food, Drug and Cosmetic Act ("FDA Act"), FDA regulations and the terms of the consent decree and, at that time, the company was permitted to resume full operations at those facilities including the resumption of unrestricted sales of products made in those facilities.

The consent decree will continue in effect for a minimum of five years from July 2017, during which time the company’s Corporate and Taylor Street facilities must complete two semi-annual audits in the first year and then annual audits over the next four years performed by a company-retained expert audit firm. The expert audit firm will determine whether the facilities remain in continuous compliance with the FDA Act, regulations and the terms of the consent decree. The FDA has the authority to inspect these facilities and any other FDA registered facility, at any time.

For a complete description of the consent decree, see the “Contingencies” note to the financial statements contained in Item 1 of this Quarterly Report on Form 10-Q and “Forward-Looking Statements” contained below in this Item.

OUTLOOK

As part of the company's transformation, the company expects to continue to make significant investments, strategically reduce sales in certain areas, refocus resources away from less accretive activities and evaluate its global infrastructure for opportunities to drive efficiency. The company expects to see improved results in 2018 from actions executed to date and additional actions as the company continues to streamline operations, resize and reshape the organization, especially in North America, around its new business mix and size. By executing this strategy and making these operational improvements, the company expects long-term benefits for the company’s stakeholders. The company’s pursuit of profitable sales growth and cost reductions are expected to drive its longer-term goal of improved operating income and positive Earnings Before Interest Taxes Depreciation and Amortization.

Positive sales growth in mobility and seating products, both year-over-year and sequentially, is a key metric and an indicator of the progress of the transformation of the North America/Home Medical Equipment (NA/HME) segment. The company expects to increase Selling, General and Administrative ("SG&A") investment for the remainder of the year to stimulate growth and brand awareness for its portable oxygen concentrator. In the Institutional Products Group (IPG) segment, the company does not anticipate sequential sales growth this year as it expects its new strategic selling approach to continue to take time to yield results. As noted previously, the company is gradually applying the transformation to the Europe segment, which may continue to reduce the segment's sales throughout the remainder of 2018 as it shifts its product mix toward more clinically valued, higher-margin products.

The company remains positive about the growth potential of its businesses. Results of mobility and seating and lifestyles product categories reflect this. Good products and stable markets in other areas support the transformation we are executing in Europe and IPG and in the respiratory product category. In the near-term, the company anticipates an unfavorable impact on its results due to increases in tariffs and freight costs. The specific impact is not currently estimated as policy and commodity prices are only beginning to be implemented and management has not estimated its ability to offset any increases with internal actions. SG&A will increase somewhat, especially in NA/HME as the company undertakes the promotion of certain product categories, including its respiratory products. The company will continue to make capital investments to grow the business. Working capital will expand as the business grows, especially in support of increases in mobility and seating sales, which require substantial working capital and demonstration units to be effective. The company continues to estimate that cash flow in 2018 will be similar to 2017 including increased capital spending. The company believes its cash balances and available borrowing capacity should be sufficient to fund its transformation.

The company will continue to emphasize a culture of quality excellence, profitable sales growth and the achievement of its long-term objectives.

MD&A	Net Sales

RESULTS OF OPERATION - NET SALES

($ in thousands USD)	2Q18*	2Q17	Reported % Change	Foreign Exchange % Impact	Constant Currency % Change
Europe	138,896	128,485	8.1	10.4	(2.3)
NA/HME	79,867	77,689	2.8	0.5	2.3
IPG	13,704	15,320	(10.6)	0.2	(10.8)
Asia/Pacific	13,685	12,023	13.8	0.7	13.1
Consolidated	246,152	233,517	5.4	5.9	(0.5)

($ in thousands USD)	YTD 2Q18	YTD 2Q17	Reported % Change	Foreign Exchange % Impact	Constant Currency % Change
Europe	270,210	247,993	9.0	11.4	(2.4)
NA/HME	159,649	161,951	(1.4)	0.4	(1.8)
IPG	28,591	31,693	(9.8)	0.2	(10.0)
Asia/Pacific	24,762	23,603	4.9	1.9	3.0
Consolidated	483,212	465,240	3.9	6.4	(2.5)

*Date format is quarter and year in each instance. “YTD” means the first six months of the year.

The table above provides net sales change as reported and as adjusted to exclude the impact of foreign exchange translation (constant currency net sales). “Constant currency net sales" is a non-Generally Accepted Accounting Principles ("GAAP") financial measure, which is defined as net sales excluding the impact of foreign currency translation. The current year's functional currency net sales are translated using the prior year's foreign exchange rates. These amounts are then compared to the prior year's sales to calculate the constant currency net sales change. “Constant currency sequential net sales” is a non-GAAP financial measure in which a given quarter’s net sales are compared to the most recent prior quarter’s net sales with each quarter’s net sales translated at the foreign exchange rates for the quarter ended March 31, 2018. Management believes that both financial measures provide meaningful information for evaluating the core operating performance of the company.

Constant currency net sales performance drivers by segment:

Europe - The 2Q18 and YTD 2Q18 declines in constant currency net sales compared to the same periods last year were driven by all product categories as the company gradually applies its transformation strategy to this segment to focus on more clinically valued, higher-margin products.

North America/Home Medical Equipment (NA/HME) -
Constant currency net sales for 2Q18 increased, driven largely by increases in mobility and seating products as the company continued to benefit from exiting the injunctive phase of the consent decree. Respiratory product sales declined compared to 2Q17 in stationary concentrators and HomeFill® systems partially offset by an increase in portable oxygen concentrators. The YTD 2Q18 decline in constant currency net sales compared to the first half last year was driven by all product categories except for mobility and seating products.

Institutional Products Group (IPG) - Constant currency 2Q18 and YTD 2Q18 net sales decreased compared to the same periods last year principally due to lower bed product sales which were negatively impacted by a 2Q18 supply disruption that was resolved by the end of 2Q18.

Asia/Pacific - Constant currency net sales increased for 2Q18 and YTD 2Q18 compared to the same periods last year principally driven by net sales increases for mobility and seating products.

MD&A	Net Sales

The following tables provide net sales at reported rates for the quarters ended June 30, 2018 and March 31, 2018, respectively, and net sales for the quarter ended June 30, 2018 as translated at the foreign exchange rates for the quarter ended March 31, 2018 with each then compared to each other (constant currency sequential net sales). The company began this disclosure in 2017 to illustrate the effect of its transformation on its segments and continues to do so while the transformation continues, and this is useful.

	2Q18 at Reported Foreign Exchange Rates	Foreign Exchange Translation Impact	2Q18 at 1Q18 Foreign Exchange Rates	1Q18 at 1Q18 Foreign Exchange Rates	Sequential Growth $	Sequential Growth %
Europe	$138,896	$197	$139,093	$131,251	$7,842	6.0%
NA/HME	79,867	186	80,053	79,794	259	0.3
IPG	13,704	15	13,719	14,887	(1,168)	(7.8)
Asia Pacific	13,685	443	14,128	11,066	3,062	27.7
Consolidated	$246,152	$841	$246,993	$236,998	$9,995	4.2%

The net sales amounts in the above table are converted at Q1 2018 foreign exchange rates so that the sequential change in net sales can be shown, excluding the impact of changes in foreign currency exchange rates.

As indicative of the progress of the company's transformation, sequential net sales improved for all segments except the IPG segment. The Europe sequential improvement was due to increased net sales in all product categories except respiratory, which was down slightly. The NA/HME sequential improvement was the fourth consecutive quarter of flat to increasing sequential growth in the segment, driven by a greater than 10% increase in mobility and seating products principally offset by respiratory product sales declines. The IPG decline was driven by most product categories.

MD&A	Net Sales

The company realized a favorable impact from sales mix attributable to increased mobility and seating products, which comprise most of the company's clinically complex product portfolio. Sales mix increased to 40% from 38% for constant currency net sales by product for the second quarter of 2018 as compared to same period last year.

This favorable net sales mix shift is the result of the company's continued transformation efforts, especially where the company has shifted the product portfolio and alignment of resources to focus on clinically complex solutions.

MD&A	Gross Profit

GROSS PROFIT

Gross profit dollars for 2Q18 increased compared to 2Q17 principally due to favorable foreign currency and reduced warranty expense partially offset by increased freight expense and to a lesser extent R&D expense. Gross profit as a percentage of net sales was lower by 40 basis points compared to 2Q17 primarily as a result of higher freight costs in the NA/HME and Europe segments incurred to expedite the resolution of backorders, which in Europe were the result of facility consolidation.
Gross profit dollars for YTD 2Q18 increased compared to YTD 2Q17 principally due to favorable foreign currency and reduced R&D and warranty expense, partially offset by increased freight expense. Gross profit as a percentage of net sales was lower by 30 basis points compared to the same period last year due to freight costs increases offset by reduced warranty and R&D costs.

Gross profit and gross margin drivers by segment:
Europe - Gross margin as a percentage of net sales for 2Q18 decreased 0.9 of a percentage point, while gross profit dollars increased $2,006,000, compared to 2Q17. The increase in gross profit dollars was driven by favorable foreign currency, partially offset by unfavorable manufacturing variances, increased freight costs related to product transfers associated with facility consolidation and increased R&D expense.
Gross margin as a percentage of net sales for YTD 2Q18 decreased 0.2 of a percentage point, while gross profit dollars increased $6,025,000, compared to the same period last year. The increase in gross profit dollars was driven by favorable foreign currency partially offset by unfavorable manufacturing variances, increased R&D and freight expense.
NA/HME - Gross margin as a percentage of net sales for 2Q18 decreased 1.4 percentage points, while gross profit dollars decreased $477,000, compared to 2Q17. The decrease in gross profit dollars was primarily due to increased freight costs partially offset by lower warranty and R&D expenses.
Gross margin as a percentage of net sales for YTD 2Q18 decreased 2.0 percentage points, while gross profit dollars decreased $3,778,000, compared to YTD 2Q17. The decrease in gross profit dollars was primarily due to unfavorable net sales mix, net sales volume declines and increased freight costs.
IPG - Gross margin as a percentage of net sales for 2Q18 increased 0.2 of a percentage point, and gross profit dollars decreased $580,000, compared to 2Q17. The decrease in gross profit dollars was driven principally by lower net sales partially offset by reduced warranty expense.
Gross margin as a percentage of net sales for YTD 2Q18 decreased 0.3 of a percentage point, and gross profit dollars decreased $1,293,000, compared to YTD 2Q17. The decrease in gross profit dollars was driven by lower net sales partially offset by reduced warranty expense.
Asia/Pacific - Gross margin as a percentage of net sales for 2Q18 increased 5.8 percentage points, while gross profit dollars increased $1,782,000, compared to 2Q17. The increase in gross profit dollars was primarily due to higher net sales, favorable manufacturing variance and reduced R&D expense.
Gross margin as a percentage of net sales for YTD 2Q18 increased 6.4 percentage points, while gross profit dollars increased $3,250,000, compared to YTD 2Q17. The increase in gross profit dollars was primarily due to increased net sales, favorable net sales mix and reduced research and development expenses.

MD&A	Gross Profit

Sequential quarterly gross margin as a percentage of net sales decreased 0.7 of a percentage point. The decrease in gross margin percentage was driven by unfavorable sales mix, as a result of reduced Europe net sales and increased freight and R&D expense, partially offset by favorable foreign currency and reduced warranty expense. Sequential gross profit as a percentage of net sales declined in all segments except NA/HME.

Sequential quarterly gross profit dollars increased $829,000. The increase in gross profit dollars was primarily attributable to favorable foreign currency and lower warranty expense, partially offset by increased freight and R&D expense. Sequential gross profit dollars increased in all segments except IPG.

MD&A	SG&A

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

($ in thousands USD)	2Q18	2Q17	Reported Change	Foreign Exchange Impact	Constant Currency Change
SG&A Expenses - $	73,763	75,721	(1,958)	3,103	(5,061)
SG&A Expenses - % change			(2.6)	4.1	(6.7)
% to net sales	30.0	32.4

($ in thousands USD)	YTD 2Q18	YTD 2Q17	Reported Change	Foreign Exchange Impact	Constant Currency Change
SG&A Expenses - $	145,027	148,234	(3,207)	6,657	(9,864)
SG&A Expenses - % change			(2.2)	4.5	(6.7)
% to net sales	30.0	31.9

SG&A expense excluding the impact of foreign currency translation, which is referred to as "constant currency SG&A", decreased for 2Q18 and YTD 2Q18 compared to the same periods last year primarily due to reduced employment costs.

SG&A expense drivers by segment:

Europe - SG&A expenses for 2Q18 increased by 12.8%, or $3,913,000, compared to 2Q17 with foreign currency translation increasing SG&A expenses by approximately $2,920,000, or 9.6%. Constant currency SG&A expenses increased $993,000, or 3.2%. The increased expense was primarily attributable to unfavorable foreign currency transactions as well as higher employment costs and depreciation expense.

SG&A expenses for YTD 2Q18 increased by 10.7%, or $6,437,000, compared to YTD 2Q17 with foreign currency translation increasing SG&A expenses by approximately $6,192,000, or 10.3%. Constant currency SG&A expenses increased $245,000, or 0.4%. The increased expense was primarily attributable to higher consulting and depreciation expense partially offset by favorable foreign currency transactions.

NA/HME - SG&A expenses for 2Q18 decreased 13.8%, or $4,454,000, compared to 2Q17 with foreign currency translation having an immaterial impact. Constant currency SG&A expenses decreased $4,609,000, or 14.2% driven primarily by decreased employment costs and favorable foreign currency transactions.

SG&A expenses for YTD 2Q18 decreased 14.0%, or $9,042,000, compared to YTD 2Q17 with foreign currency translation having an immaterial impact. Constant currency SG&A expenses decreased $9,357,000, or 14.5% driven primarily by decreased employment costs.

IPG - SG&A expenses for 2Q18 decreased 10.0%, or $272,000, compared to 2Q17 with foreign currency translation having an immaterial impact. Constant currency SG&A expenses decreased $273,000 or 10.1%. The decline in expense was primarily related to lower employment costs.

SG&A expenses for YTD 2Q18 decreased 12.4%, or $684,000, compared to YTD 2Q17 with foreign currency translation having an immaterial impact. Constant currency SG&A expenses decreased $690,000 or 12.5%. The decline in expense was primarily related to lower employment costs.

Asia/Pacific - SG&A expenses for 2Q18 increased 2.5%, or $94,000, compared to 2Q17 with foreign currency translation increasing SG&A expenses $27,000, or 0.7%. Constant currency SG&A expenses increased $67,000, or 1.8%. The increase in expense was primarily related to unfavorable foreign currency transactions.

SG&A expenses for YTD 2Q18 increased 2.2%, or $160,000, compared to YTD 2Q17 with foreign currency translation increasing SG&A expenses $144,000, or 2.0%. Constant currency SG&A expenses increased $16,000, or 0.2%. The increase in expense was primarily related to unfavorable foreign currency transactions principally offset by lower employment costs.

Other - SG&A expenses for 2Q18 decreased 19.7%, or $1,239,000, compared to 2Q17. SG&A expenses for YTD 2Q18 decreased 0.7%, or $78,000, compared to YTD 2Q17. Both the quarter and year-to-date decreases were driven primarily by decreased employment costs, including equity compensation expense.

MD&A	Operating Income (Loss)

OPERATING INCOME (LOSS)

($ in thousands USD)	2Q18	2Q17	$ Change	% Change	YTD 2Q18	YTD 2Q17	$ Change	% Change
Europe	5,171	7,077	(1,906)	(26.9)	11,765	12,177	(412)	(3.4)
NA/HME	(8,420)	(12,395)	3,975	32.1	(16,558)	(21,821)	5,263	24.1
IPG	1,163	1,472	(309)	(21.0)	2,761	3,370	(609)	(18.1)
Asia/Pacific	1,570	(118)	1,688	1,430.5	2,542	(548)	3,090	563.9
All Other	(5,901)	(6,735)	834	12.4	(11,674)	(11,245)	(429)	(3.8)
Charges related to restructuring	(344)	(4,987)	4,643	93.1	(745)	(8,270)	7,525	91.0
Consolidated Operating Loss	(6,761)	(15,686)	8,925	56.9	(11,909)	(26,337)	14,428	54.8

For 2Q18 and YTD 2Q18, the decrease in consolidated operating loss was impacted by improved segment operating income (loss) in NA/HME and Asia Pacific segments and reduced restructuring charges.

Operating income (loss) by segment:
Europe - Operating income for 2Q18 decreased compared to 2Q17 principally due to unfavorable manufacturing variances and increased freight costs related to product transfers associated with the previously announced facility consolidations, and increased R&D and SG&A costs, partially offset by favorable foreign currency. Operating income for YTD 2Q18 decreased compared to YTD 2Q17 primarily driven by the same items noted for the quarter.

NA/HME - Operating loss for 2Q18 improved compared to 2Q17 primarily related to reduced SG&A, warranty and research and development expense, partially offset by increased freight costs. Operating loss for YTD 2Q18 decreased compared to YTD 2Q17 primarily due to reduced SG&A, R&D and warranty expense, partially offset by increased freight costs.

IPG - Operating income for 2Q18 and YTD 2Q18 declined compared to the same periods last year principally due to a net sales decline partially offset by reduced SG&A and warranty expense.

Asia/Pacific - Operating income for 2Q18 increased compared to 2Q17 as a result of net sales increase, reduced R&D and manufacturing expense. Operating income for YTD 2Q18 increased compared to YTD 2Q17 as a result of increased net sales and reduced R&D and manufacturing costs.

All Other - Operating loss for 2Q18 decreased compared to 2Q17 primarily due to reduced SG&A expense, driven by lower equity compensation expense, partially offset by unfavorable intercompany profit in inventory eliminations as a result of higher inventory levels. Operating loss for YTD 2Q18 increased compared to YTD 2Q17 primarily due to unfavorable intercompany profit in inventory eliminations as a result of higher inventory levels.

Charge Related to Restructuring Activities
Restructuring charges totaled $745,000 for YTD 2Q18 principally related to severance costs. Restructuring charges were incurred in the Europe ($401,000), Asia/Pacific ($258,000) and NA/HME ($86,000) segments.

Restructuring charges totaled $8,270,000 for YTD 2Q17 which related principally to severance and contract termination costs incurred in the NA/HME segment ($6,170,000) and severance in the Europe ($1,204,000) and Asia/Pacific ($896,000) segments. Significant charges were incurred YTD 2Q17 due to the company's decision to close one of its China locations. Most of the outstanding restructuring accruals at June 30, 2018 are expected to be paid out in the next twelve months.

MD&A	Other Items

OTHER ITEMS

Net Gain (Loss) on Convertible Debt Derivatives

($ in thousands USD)	Change in Fair Value - Gain (Loss)
	2Q18	2Q17	YTD 2Q18	YTD 2Q17

Convertible Note Hedge Assets	11,467	11,591	15,753	5,761
Convertible Debt Conversion Liabilities	(11,446)	(12,642)	(15,629)	(5,911)
Net Gain (Loss) on Convertible Debt Derivatives	21	(1,051)	124	(150)

The company recognized net gains of $21,000 and $124,000 in 2Q18 and YTD 2Q18, respectively, compared to net losses of $1,051,000 and $150,000 in 2Q17 and YTD 2Q17, respectively, related to the fair value of convertible debt derivatives. See "Long-Term Debt" in the notes to the Consolidated Financial Statements included elsewhere in this report for more detail.

Interest

($ in thousands USD)	2Q18	2Q17	$ Change	% Change
Interest Expense	6,964	4,645	2,319	49.9
Interest Income	(136)	(49)	(87)	177.6

($ in thousands USD)	YTD 2Q18	YTD 2Q17	$ Change	% Change
Interest Expense	13,926	9,163	4,763	52.0
Interest Income	(385)	(137)	(248)	181.0

The increase in interest expense for 2Q18 and YTD 2Q18 compared to the same periods last year was primarily due to interest payable on the convertible notes issued in the second quarter of 2017.

Income Taxes

The company had an effective tax rate of 21.9% and 21.0% on losses before tax from continuing operations for 2Q18 and YTD 2Q18 compared to an expected benefit of 21.0% on the continuing operations pre-tax loss for each period. The company had an effective tax rate of 10.2% and 13.4% on losses before tax from continuing operations for 2Q17 and YTD 2Q17 compared to an expected benefit at the U.S. statutory rate of 35.0% on the continuing operations pre-tax loss for each period. The company's effective tax rate for the three and six months ended June 30, 2018 and June 30, 2017 was unfavorable as compared to the U.S. federal statutory rate expected benefit, principally due to the negative impact of the company not being able to record tax benefits related to the significant losses in countries which had tax valuation allowances. The effective tax rate was increased for the three and six months ended June 30, 2018 and decreased for the three months ended June 30, 2017 by certain taxes outside the United States, excluding countries with tax valuation allowances, that were at an effective rate higher than the U.S. statutory rate for the three and six months ended June 30, 2018 and lower than the U.S. statutory rate for the three months ended June 30, 2017. See "Income Taxes" in the notes to the Consolidated Financial Statements included elsewhere in this report for more detail.

MD&A	Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES

The company continues to maintain an adequate liquidity position through its cash balances and unused bank lines of credit (see Long-Term Debt in the Notes to Condensed Consolidated Financial Statements included in this report).

Key balances on the company's balance sheet and related metrics:

($ in thousands USD)	June 30, 2018	December 31, 2017	$ Change	% Change
Cash and cash equivalents	122,398	176,528	(54,130)	(30.7)
Working capital (1)	218,450	238,850	(20,400)	(8.5)
Total debt (2)	300,276	301,415	(1,139)	(0.4)
Long-term debt (2)	298,600	299,375	(775)	(0.3)
Total shareholders' equity	385,180	423,294	(38,114)	(9.0)
Credit agreement borrowing availability (3)	38,657	39,949	(1,292)	(3.2)

(1)	Current assets less current liabilities.

(2)	Long-term debt and Total debt include debt issuance costs recognized as a deduction from the carrying amount of debt liability and debt discounts classified as debt.

(3)
Reflects the combined availability of the company's North American and European asset-based revolving credit facilities. The change in borrowing availability is due to changes in the calculated borrowing base.

The company's cash and cash equivalents balances were $122,398,000 and $176,528,000 at June 30, 2018 and December 31, 2017, respectively. The decrease in cash was the result of normal operations, which includes losses in certain areas and seasonal variations in operations. Debt repayments, acquisitions, divestitures, the timing of vendor payments, the timing of customer rebate payments, the granting of extended payment terms to significant national accounts and other activity can have a significant impact on the company's cash flow and borrowings outstanding such that the cash reported at the end of a given period may be materially different than cash levels during a given period. While the company has cash balances in various jurisdictions around the world, there are no material restrictions regarding the use of such cash for dividends within the company, loans or other purposes, except in China where the cash balance, as of June 30, 2018, was $2,243,000. The company continues the procedural discontinuation of its discontinued operations there, which until completed, restricts access to certain cash balances.

The company's total debt outstanding, inclusive of the debt discount related to debentures included in equity as well as the debt discount and fees associated with the company's Convertible Senior Notes due 2021 and 2022, decreased by $1,139,000 to $300,276,000 at June 30, 2018 from $301,415,000 as of December 31, 2017. See "Long-Term Debt" in the Notes to Condensed Consolidated Financial Statements for more details regarding the company's convertible notes and credit facilities.

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

While there is general concern about the potential for rising interest rates, the company expects that it will be able to absorb modest rate increases in the months ahead without any material impact on its liquidity or capital resources. The weighted average interest rate on revolving credit borrowings, excluding capital leases, was 4.78% for the for the three and six months ended June 30, 2018 compared to 4.84% for the year ended December 31, 2017.

See "Long-Term Debt" in the Notes to the Consolidated Financial Statements for more details regarding the company's credit facilities.

MD&A	Liquidity and Capital Resources

CAPITAL EXPENDITURES

The company estimates that capital investments for 2018 could approximate between $20,000,000 and $25,000,000, compared to actual capital expenditures of $14,569,000 in 2017. The anticipated increase relates primarily to the company's planned investments to transform the company. The terms of the company's credit facilities limit the company's annual capital expenditures to $35,000,000. As of June 30, 2018, the company has material capital expenditure commitments outstanding, consisting primarily of computer systems contracts. See Item 7. Contractual Obligations of the company's Annual Report on Form 10-K for the year ended December 31, 2017.

DIVIDEND POLICY

On May 17, 2018, the company's Board of Directors declared a quarterly cash dividend of $0.0125 per Common Share and $0.011364 per Class B Common Share to shareholders of record as of July 6, 2018, which was paid on July 20, 2018. At the current rate, the cash dividend will amount to $0.05 per Common Share and $0.045 per Class B Common Share on an annual basis, subject to Board of Directors approval of future dividend payments. The company is considering discontinuing the regular quarterly dividend on the Class B Common Shares, as less than 7,000 Class B Common Shares remain outstanding, which would allow the company to save on the administrative costs and compliance expenses associated with that dividend. Holders of Class B Common Shares are entitled to convert their shares into Common Shares at any time on a share-for-share basis and would be eligible for any Common Share dividends declared.

MD&A	Cash Flows

CASH FLOWS

The cash used by operating activities for the six months ended June 30, 2018 was driven by a net loss, decreased accrued expenses and increased inventory partially offset by increased accounts payable. The decrease in cash used by operating activities in the first six months of 2018 compared to the same period last year was principally driven by a reduced net loss partially offset by net changes in other working capital items.

The decrease in cash flows used by investing activities for the first six months of 2018 as compared to the same period last year was primarily related to lower purchases of property and equipment.

Cash flows used by financing activities in the first six months of 2018 are primarily attributable to dividends and payments on capital leases. Cash flows provided by financing activities in the first six months of 2017 reflect net proceeds received due to the issuance of the company's Convertible Senior Notes due 2022, including the net proceeds used for the related convertible note hedge transactions, payment of financing costs and warrants. These proceeds were partially offset by the repayment of $13,350,000 in aggregate principal amount of the company's convertible debentures due 2027.

MD&A	Cash Flows

Free cash flow is a non-GAAP financial measure and is reconciled to the corresponding GAAP measure as follows:

($ in thousands USD)	2Q18	2Q17	YTD 2Q18	YTD 2Q17
Net cash used by operating activities	(22,447)	(20,138)	(47,098)	(50,468)
Plus: Sales or property and equipment	27	180	37	190
Less: Purchases of property and equipment	(2,162)	(2,470)	(4,227)	(5,504)
Free Cash Flow	(24,582)	(22,428)	(51,288)	(55,782)

Free cash flow for the first six months 2018 and 2017 was negatively impacted by the same items that affected cash flows used by operating activities. Free cash flow is a non-GAAP financial measure that is comprised of net cash used by operating activities plus purchases of property and equipment less proceeds from sales of property and equipment. Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the company and its ability to repay debt or make future investments (including acquisitions, etc.).

With the anticipation of commercial effectiveness and resulting sales growth, the company expects increased working capital which, if realized, would support investments for growth, especially growth of NA/HME mobility and seating products. This would include investments in demonstration units and SG&A expense, and support the extended quote to cash process for power wheelchairs. Generally, the first half of the year is cash consumptive and impacted by significant disbursements related to annual customer rebate payments which normally occur in the first quarter of the year and, to lesser extent, into the second quarter of the year. In addition, the second quarter of the year represents the period annual employee bonuses are paid, if earned. Investment in inventory is historically heavy in the first half of the year with planning around the company's supply chain to fulfill shipments in the second half of the year and can be impacted by footprint rationalization projects. The company also expects to increase its capital expenditures in 2018 as compared to the investment level in 2017. As a result, historically, the company realizes stronger cash flow in the second half of the year versus the first half of the year. On that basis and considering anticipated increased capital spending, the company anticipates its cash flow usage and seasonality for 2018 will be similar to 2017.
The company's approximate cash conversion days at June 30, 2018, December 31, 2017 and June 30, 2017 are as follows:
The increase in the most current days in receivables compared to prior periods was driven by higher receivables in the quarter ended June 30, 2018 compared to the prior periods shown and impacted by the sales growth in mobility and seating products, which can have extended collection terms than other products. The days in inventory increased from the seasonal low at December 31, 2017. The days in inventory for the quarter ended June 30, 2018 were favorable to the quarter ended June 30, 2017 due to better inventory velocity over the prior year.

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

Revenue Recognition

The company recognizes revenues when control of the product or service is transferred to unaffiliated customers. Revenues from Contracts with Customers, ASC 606, provides guidance on the application of generally accepted accounting principles to revenue recognition issues. The company has concluded that its revenue recognition policy is appropriate and in accordance with GAAP under ASC 606.

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

The majority of the company’s warranties are considered assurance-type warranties and continue to be recognized as expense when the products are sold (see Current Liabilities in the Notes to the Consolidated Financial Statements include elsewhere in this report). These warranties cover against defects in material and workmanship for various periods depending on the product from the date of sale to the customer. Certain components carry a lifetime warranty. In addition, the company has sold extended warranties that, while immaterial, require the company to defer the revenue associated with those warranties until earned. A provision for estimated warranty cost is recorded at the time of sale based upon actual experience. The company continuously assesses the adequacy of its product warranty accruals and makes adjustments as needed. Historical analysis is primarily used to determine the company’s warranty reserves. Claims history is reviewed and provisions are adjusted as needed. However, the company does consider other events, such as a product recall, which could require additional warranty reserve provisions. See Accrued Expenses in the Notes to the Consolidated Financial Statements for a reconciliation of the changes in the warranty accrual. In addition, the company has sold extended warranties that, while immaterial, require the company to defer the revenue associated with those warranties until earned. The company has established procedures to appropriately defer such revenue.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For the company’s disclosure regarding recently issued accounting pronouncements, see Accounting Policies - Recent Accounting Pronouncements in the Notes to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

MD&A	Forward-Looking Statements

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “could,” “plan,” “intend,” “expect,” “continue,” “believe” and “anticipate,” as well as similar comments, denote forward-looking statements that are subject to inherent uncertainties that are difficult to predict. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties, which include, but are not limited to, the following: adverse effects of the company’s consent decree of injunction with the U.S. Food and Drug Administration (FDA), including but not limited to, compliance costs, inability to rebuild negatively impacted customer relationships, unabsorbed capacity utilization, including fixed costs and overhead; any circumstances or developments that might adversely impact the third-party expert auditor’s required audits of the company’s quality systems at the facilities impacted by the consent decree, including any possible failure to comply with the consent decree or FDA regulations; adverse effects of regulatory proceedings or the company's failure to comply with regulatory requirements or failure to receive regulatory clearance or approval for the company's products in the United States or abroad; adverse effects of regulatory or governmental inspections of company facilities at any time and governmental warning letters or enforcement actions; circumstances or developments that may make the company unable to implement or realize the anticipated benefits, or that may increase the costs, of its current business initiatives; possible adverse effects on the company's liquidity that may result from delays in the implementation or realization of benefits of its current business initiatives, or from any requirement to settle conversions of its outstanding convertible notes in cash; product liability or warranty claims; product recalls, including more extensive warranty or recall experience than expected; possible adverse effects of being leveraged, including interest rate or event of default risks; exchange rate fluctuations, particularly in light of the relative importance of the company's foreign operations to its overall financial performance and including the existing and potential impacts from the Brexit referendum; adverse impacts of new tariffs or increases in commodity prices or freight costs; potential impacts of the United States administration’s policies, and any legislation or regulations that may result from those policies, and of new United States tax laws, rules, regulations or policies; legal actions, including adverse judgments or settlements of litigation or claims in excess of available insurance limits; adverse changes in government and other third-party payor reimbursement levels and practices both in the U.S. and in other countries (such as, for example, more extensive pre-payment reviews and post-payment audits by payors, or the continuing impact of the U.S. Medicare National Competitive Bidding program); ineffective cost reduction and restructuring efforts or inability to realize anticipated cost savings or achieve desired efficiencies from such efforts; delays, disruptions or excessive costs incurred in facility closures or consolidations; tax rate fluctuations; additional tax expense or additional tax exposures, which could affect the company's future profitability and cash flow; inability to design, manufacture, distribute and achieve market acceptance of new products with greater functionality or new product platforms that deliver the anticipated benefits; consolidation of health care providers; lower cost imports; uncollectible accounts receivable; difficulties in implementing/upgrading Enterprise Resource Planning systems; risks of cybersecurity attack, data breach or data loss and/or delays in or inability to recover or restore data and IT systems; risks inherent in managing and operating businesses in many different foreign jurisdictions; decreased availability or increased costs of materials which could increase the company's costs of producing or acquiring the company's products, including possible increases in commodity costs or freight costs; heightened vulnerability to a hostile takeover attempt or other shareholder activism; provisions of Ohio law or in the company's debt agreements, charter documents or other agreements that may prevent or delay a change in control, as well as the risks described from time to time in the company's reports as filed with the Securities and Exchange Commission. Except to the extent required by law, the company does not undertake and specifically declines any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

Financial Statements

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Income (Loss) (unaudited)

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$246,152	$233,517	$483,212	$465,240
Cost of products sold	178,806	168,495	349,349	335,073
Gross Profit	67,346	65,022	133,863	130,167
Selling, general and administrative expenses	73,763	75,721	145,027	148,234
Charges related to restructuring activities	344	4,987	745	8,270
Operating Loss	(6,761)	(15,686)	(11,909)	(26,337)
Net (gain) loss on convertible debt derivatives	(21)	1,051	(124)	150
Interest expense	6,964	4,645	13,926	9,163
Interest income	(136)	(49)	(385)	(137)
Loss Before Income Taxes	(13,568)	(21,333)	(25,326)	(35,513)
Income tax provision	2,975	2,175	5,325	4,775
Net Loss	$(16,543)	$(23,508)	$(30,651)	$(40,288)
Dividends Declared per Common Share	$0.0125	$0.0125	$0.0250	$0.0250
Net Loss per Share—Basic	$(0.50)	$(0.72)	$(0.93)	$(1.23)
Weighted Average Shares Outstanding—Basic	33,169	32,833	33,040	32,654
Net Loss per Share—Assuming Dilution	$(0.50)	$(0.72)	$(0.93)	$(1.23)
Weighted Average Shares Outstanding—Assuming Dilution	33,996	33,193	33,867	32,947
Net Loss	$(16,543)	$(23,508)	$(30,651)	$(40,288)
Other comprehensive income (loss):
Foreign currency translation adjustments	(23,438)	26,311	(11,622)	27,260
Defined Benefit Plans:
Amortization of prior service costs and unrecognized gains (loss)	290	(426)	243	(721)
Deferred tax adjustment resulting from defined benefit plan activity	33	15	(49)	12
Valuation reserve (reversal) associated with defined benefit plan activity	(33)	(15)	49	(12)
Current period unrealized gain (loss) on cash flow hedges	1,966	(1,907)	1,719	(1,276)
Deferred tax benefit (loss) related to unrealized gain (loss) on cash flow hedges	(261)	271	(151)	105
Other Comprehensive Income (Loss)	(21,443)	24,249	(9,811)	25,368
Comprehensive Income (Loss)	$(37,986)	$741	$(40,462)	$(14,920)
(Elements as a % of Net Sales)
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	72.6	72.2	72.3	72.0
Gross Profit	27.4	27.8	27.7	28.0
Selling, general and administrative expenses	30.0	32.4	30.0	31.9
Charges related to restructuring activities	0.1	2.1	0.2	1.8
Operating Loss	(2.7)	(6.7)	(2.5)	(5.7)
Net gain (loss) on convertible debt derivatives	—	0.5	—	—
Interest expense	2.8	2.0	2.9	2.0
Interest income	(0.1)	—	(0.1)	—
Loss Before Income Taxes	(5.5)	(9.1)	(5.2)	(7.6)
Income tax provision	1.2	0.9	1.1	1.0
Net Loss	(6.7)%	(10.1)%	(6.3)%	(8.7)%
See notes to condensed consolidated financial statements.

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)

	June 30, 2018	December 31, 2017
	(In thousands)
Assets
Current Assets
Cash and cash equivalents	$122,398	$176,528
Trade receivables, net	124,099	125,615
Installment receivables, net	1,266	1,334
Inventories, net	136,606	121,933
Other current assets	32,841	31,504
Total Current Assets	417,210	456,914
Other Assets	113,139	97,576
Intangibles	28,820	30,244
Property and Equipment, net	76,690	80,016
Goodwill	394,051	401,283
Total Assets	$1,029,910	$1,066,033
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$92,678	$90,566
Accrued expenses	101,492	118,697
Current taxes payable	2,914	6,761
Short-term debt and current maturities of long-term obligations	1,676	2,040
Total Current Liabilities	198,760	218,064
Long-Term Debt	247,326	241,405
Other Long-Term Obligations	198,644	183,270
Shareholders’ Equity
Preferred Shares (Authorized 300 shares; none outstanding)	—	—
Common Shares (Authorized 100,000 shares; 37,066 and 36,532 issued and outstanding at June 30, 2018 and December 31, 2017, respectively)—no par	9,417	9,304
Class B Common Shares (Authorized 12,000 shares; 6 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively)—no par	2	2
Additional paid-in-capital	295,572	290,125
Retained earnings	156,540	187,999
Accumulated other comprehensive income	27,059	36,870
Treasury shares (3,837 and 3,701 shares at June 30, 2018 and December 31, 2017, respectively)	(103,410)	(101,006)
Total Shareholders’ Equity	385,180	423,294
Total Liabilities and Shareholders’ Equity	$1,029,910	$1,066,033

See notes to condensed consolidated financial statements.

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (unaudited)

	For the Six Months Ended June 30,
	2018	2017
Operating Activities	(In thousands)
Net loss	$(30,651)	$(40,288)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	7,700	7,312
Provision for losses on trade and installment receivables	716	500
Benefit for deferred income taxes	(128)	(759)
Provision (benefit) for other deferred liabilities	(7)	400
Provision for equity compensation	2,943	4,646
Loss (gain) on disposals of property and equipment	21	(91)
Amortization of convertible debt discount	5,650	3,451
Amortization of debt fees	1,246	985
(Gain) Loss on convertible debt derivatives	(124)	150
Changes in operating assets and liabilities:
Trade receivables	(1,659)	(5,396)
Installment sales contracts, net	294	(186)
Inventories	(17,079)	(13,095)
Other current assets	(1,076)	1,262
Accounts payable	3,231	(2,376)
Accrued expenses	(18,289)	(5,851)
Other long-term liabilities	114	(1,132)
Net Cash Used by Operating Activities	(47,098)	(50,468)
Investing Activities
Purchases of property and equipment	(4,227)	(5,504)
Proceeds from sale of property and equipment	37	190
Change in other long-term assets	(298)	(218)
Other	11	(87)
Net Cash Used by Investing Activities	(4,477)	(5,619)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	—	95,220
Payments on revolving lines of credit and long-term borrowings	(602)	(14,881)
Proceeds from exercise of stock options	2,618	1,429
Payment of financing costs	—	(4,144)
Payment of dividends	(808)	(793)
Issuance of warrants	—	14,100
Purchase of treasury stock	(2,404)	(1,221)
Net Cash (Used) Provided by Financing Activities	(1,196)	89,710
Effect of exchange rate changes on cash	(1,359)	2,225
Increase (decrease) in cash and cash equivalents	(54,130)	35,848
Cash and cash equivalents at beginning of year	176,528	124,234
Cash and cash equivalents at end of period	$122,398	$160,082

See notes to condensed consolidated financial statements.

Notes to Financial Statements	Accounting Policies

Accounting Policies

Principles of Consolidation:  The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of June 30, 2018 and the results of its operations and changes in its cash flow for the six months ended June 30, 2018 and 2017, respectively. Certain foreign subsidiaries, represented by the European segment, are consolidated using a May 31 quarter end to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the company's financial statements. All significant intercompany transactions are eliminated. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements (Not Yet Adopted):

In February 2016, the FASB issued ASU 2016-02, "Leases." ASU 2016-02 requires lessees to put most leases on their balance sheet while recognizing expense in a manner similar to existing accounting. The new accounting guidance is effective for fiscal periods beginning after December 15, 2018 and early adoption is permitted. The company continues to assess the impact of the adoption of ASU 2016-02 on the company's financial statements. While the company has not finalized its assessment of the impact of ASU 2016-02, the company does expect the standard to have a significant impact on the company's consolidated balance sheets as the company will be required to record assets and liabilities related to its operating leases. The standard is not expected to have a material impact on the Company's results of operations or cash flows.

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

Divested Businesses

Operations Held for Sale

Prior to 2018, the company had recorded expenses related to the sale of all operations held for sale totaling $2,892,000, of which $2,366,000 has been paid out as of June 30, 2018.

Discontinued Operations
From 2012 through 2014, the company sold three businesses which were classified as discontinued operations. Prior to 2018, the company had recorded cumulative expenses related to the sale of discontinued operations totaling $8,801,000, of which $8,405,000 have been paid as of June 30, 2018.

Notes to Financial Statements	Current Assets

Current Assets

Receivables

Receivables consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Accounts receivable, gross	$143,696	$154,966
Customer rebate reserve	(10,527)	(18,747)
Allowance for doubtful accounts	(4,841)	(5,113)
Cash discount reserves	(3,173)	(4,252)
Other, principally returns and allowances reserves	(1,056)	(1,239)
Accounts receivable, net	$124,099	$125,615

Reserves for customer bonus and cash discounts are recorded as a reduction in revenue and netted against gross accounts receivable. Customer rebates in excess of a given customer's accounts receivable balance are classified in Accrued Expenses. Customer rebates and cash discounts are estimated based on the most likely amount principle as well as historical experience and anticipated performance. In addition, customers have the right to return product within the company’s normal terms policy, and as such the company estimates the expected returns based on an analysis of historical experience and adjusts revenue accordingly. The decrease in customer rebates reserve from December 31, 2017 to June 30, 2018 was the result of rebate payments, the majority of which are paid in the first quarter of each year.

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

Notes to Financial Statements	Current Assets

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
Installment receivables consist of the following (in thousands):

	June 30, 2018			December 31, 2017
	Current	Long- Term	Total	Current	Long- Term	Total
Installment receivables	$2,369	$1,525	$3,894	$2,415	$2,076	$4,491
Less: Unearned interest	(32)	—	(32)	(38)	—	(38)
	2,337	1,525	3,862	2,377	2,076	4,453
Allowance for doubtful accounts	(1,071)	(1,214)	(2,285)	(1,043)	(1,601)	(2,644)
Installment receivables, net	$1,266	$311	$1,577	$1,334	$475	$1,809

Installment receivables purchased from DLL during the six months ended June 30, 2018 increased the gross installment receivables balance by $47,000. No sales of installment receivables were made by the company during the quarter.

The movement in the installment receivables allowance for doubtful accounts was as follows (in thousands):

	Six Months Ended June 30, 2018	Year Ended December 31, 2017
Balance as of beginning of period	$2,644	$2,838
Current period provision (benefit)	(102)	1,001
Direct write-offs charged against the allowance	(257)	(1,195)
Balance as of end of period	$2,285	$2,644

Installment receivables by class as of June 30, 2018 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired installment receivables with a related allowance recorded	$3,005	$3,005	$2,285	$—
Canada
Non-Impaired installment receivables with no related allowance recorded	889	857	—	68
Impaired installment receivables with a related allowance recorded	—	—	—	—
Total Canadian installment receivables	889	857	—	68
Total
Non-Impaired installment receivables with no related allowance recorded	889	857	—	68
Impaired installment receivables with a related allowance recorded	3,005	3,005	2,285	—
Total installment receivables	$3,894	$3,862	$2,285	$68

Notes to Financial Statements	Current Assets

Installment receivables by class as of December 31, 2017 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired installment receivables with a related allowance recorded	$3,566	$3,566	$2,642	$—
Canada
Non-Impaired installment receivables with no related allowance recorded	923	885	—	74
Impaired installment receivables with a related allowance recorded	2	2	2	—
Total Canadian installment receivables	925	887	2	74
Total
Non-Impaired installment receivables with no related allowance recorded	923	885	—	74
Impaired installment receivables with a related allowance recorded	3,568	3,568	2,644	—
Total installment receivables	$4,491	$4,453	$2,644	$74

Installment receivables with a related allowance recorded as noted in the table above represent those installment receivables on a non-accrual basis in accordance with ASU 2010-20. As of June 30, 2018, the company had no U.S. installment receivables past due of 90 days or more for which the company is still accruing interest. Individually, all U.S. installment receivables are assigned a specific allowance for doubtful accounts based on management’s review when the company does not expect to receive both the contractual principal and interest payments as specified in the loan agreement. In Canada, the company had an immaterial amount of Canadian installment receivables which were past due of 90 days or more as of December 31, 2017 for which the company was still accruing interest.

The aging of the company’s installment receivables was as follows (in thousands):

	June 30, 2018			December 31, 2017
	Total	U.S.	Canada	Total	U.S.	Canada
Current	$889	$—	$889	$916	$—	$916
0-30 Days Past Due	—	—	—	6	—	6
31-60 Days Past Due	—	—	—	—	—	—
61-90 Days Past Due	—	—	—	—	—	—
90+ Days Past Due	3,005	3,005	—	3,569	3,566	3
	$3,894	$3,005	$889	$4,491	$3,566	$925

Notes to Financial Statements	Current Assets

Inventories

Inventories consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Finished goods	$60,481	$52,773
Raw materials	65,250	59,497
Work in process	10,875	9,663
Inventories, net	$136,606	$121,933

Other Current Assets

Other current assets consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Value added tax receivables	$15,914	$16,174
Service contracts	3,021	2,812
Derivatives (foreign currency forward exchange contracts)	2,136	730
Prepaid insurance	1,155	2,647
Prepaid inventory	614	711
Recoverable income taxes	513	341
Prepaid debt fees	394	397
Prepaid and other current assets	9,094	7,692
Other Current Assets	$32,841	$31,504

Notes to Financial Statements	Long-Term Assets

Long-Term Assets

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Convertible 2022 note hedge asset	$54,490	$46,680
Convertible 2021 note hedge asset	54,858	46,915
Cash surrender value of life insurance policies	1,956	1,991
Deferred financing fees	595	787
Long-term installment receivables	311	475
Long-term deferred taxes	403	518
Investments	90	103
Other	436	107
Other Long-Term Assets	$113,139	$97,576

Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Machinery and equipment	$301,334	$307,244
Land, buildings and improvements	77,760	78,522
Leasehold improvements	8,955	9,947
Furniture and fixtures	9,974	10,264
Property and Equipment, gross	398,023	405,977
Less allowance for depreciation	(321,333)	(325,961)
Property and Equipment, net	$76,690	$80,016

Goodwill
The change in goodwill from December 31, 2017 to June 30, 2018 was due to foreign currency translation.

Notes to Financial Statements	Long-Term Assets

Intangibles

The company's intangibles consist of the following (in thousands):

	June 30, 2018		December 31, 2017
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer lists	$53,481	$51,677	$54,516	$51,957
Trademarks	25,822	—	26,372	—
Developed technology	7,808	6,635	7,925	6,636
Patents	5,529	5,524	5,566	5,559
License agreements	1,133	1,133	1,187	1,187
Other	1,162	1,146	1,162	1,145
Intangibles	$94,935	$66,115	$96,728	$66,484

All the company’s intangible assets have been assigned definite lives and continue to be amortized over their useful lives, except for trademarks shown above, which have indefinite lives. The changes in intangible balances reflected on the balance sheet from December 31, 2017 to June 30, 2018 were the result of foreign currency translation and amortization.

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

Amortization expense related to intangibles was $837,000 in the first six months of 2018 and is estimated to be $1,672,000 in 2018, $1,264,000 in 2019, $194,000 in 2020, $194,000 in 2021, $194,000 in 2022 and $194,000 in 2023. Amortized intangibles are being amortized on a straight-line basis over remaining lives of 1 to 10 years with most of the intangibles being amortized over an average remaining life of approximately 3 years.

Notes to Financial Statements	Current Liabilities

Current Liabilities

Accrued Expenses

Accrued expenses consist of accruals for the following (in thousands):

	June 30, 2018	December 31, 2017
Salaries and wages	$28,912	$33,390
Taxes other than income taxes, primarily Value Added Taxes	21,137	22,627
Warranty	18,891	22,468
Professional	5,336	5,203
Freight	3,970	4,002
Interest	3,915	3,919
Deferred revenue	3,092	2,770
Product liability, current portion	3,045	2,905
Derivative liabilities (foreign currency forward exchange contracts)	1,302	2,120
Severance	1,235	3,704
Rebates	1,203	5,831
Rent	707	808
Insurance	660	645
Supplemental Executive Retirement Program liability	391	391
Other items, principally trade accruals	7,696	7,914
Accrued Expenses	$101,492	$118,697

Depending on the terms of the contract, the company may defer the recognition of a portion of the revenue at the end of a reporting period to align with the transfer of control of the company’s products to the customer. In addition, to the extent performance obligations are satisfied over time, the company defers revenue recognition until the performance obligations are satisfied.

Accrued rebates relate to several volume incentive programs the company offers its customers. The company accounts for these rebates as a reduction of revenue when the products are sold in accordance with the guidance in ASC 605-50, Customer Payments and Incentives. Rebates are netted against gross accounts receivables unless in excess of such receivables and then classified as accrued expenses. The reduction in accrued rebates from December 31, 2017 to June 30, 2018 primarily relates to payments principally made in the first quarter each year.

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
The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

Balance as of January 1, 2018	$22,468
Warranties provided during the period	3,663
Settlements made during the period	(7,503)
Changes in liability for pre-existing warranties during the period, including expirations	263
Balance as of June 30, 2018	$18,891

Warranty reserves are subject to adjustment in future periods as new developments change the company's estimate of the total cost.

Notes to Financial Statements	Long-Term Liabilities

Long-Term Debt

Debt consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Convertible senior notes at 5.00%, due in February 2021	$126,217	$122,355
Convertible senior notes at 4.50%, due in June 2022	92,509	89,675
Other notes and lease obligations	30,276	31,415
	249,002	243,445
Less current maturities of long-term debt	(1,676)	(2,040)
Long-Term Debt	$247,326	$241,405

The company had outstanding letters of credit of $3,126,000 and $2,945,000 as of June 30, 2018 and December 31, 2017, respectively. There were no borrowings denominated in foreign currencies, excluding a portion of the company's capital leases, as of June 30, 2018 and December 31, 2017. The weighted average interest rate on all borrowings, excluding capital leases, was 4.78% for the six months ended June 30, 2018 compared to 4.84% for the year ended December 31, 2017.

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

In connection with entering into the company's Credit Agreement, the company incurred fees which were capitalized and are being amortized as interest expense. As of June 30, 2018, debt fees yet to be amortized through January 2021 totaled $989,000.

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

The aggregate borrowing availability under the U.S. and Canadian Credit Facility is determined based on a borrowing base formula. The aggregate usage under the U.S. and Canadian Credit Facility may not exceed an amount equal to the sum of (a) 85% of eligible U.S. accounts receivable plus (b) the lesser of (i) 70% of eligible U.S. inventory and eligible foreign in-transit inventory and (ii) 85% of the net orderly liquidation value of eligible U.S. inventory and eligible foreign in-transit inventory (not to exceed $4,000,000), plus (c) the lesser of (i) 85% of the net orderly liquidation value of U.S. eligible machinery and equipment and (ii) $1,023,000 as of June 30, 2018 (subject to reduction as provided in the Credit Agreement), plus (d) 85% of eligible Canadian accounts receivable, plus (e) the lesser of (i) 70% of eligible Canadian inventory and (ii) 85% of the net orderly liquidation value of eligible Canadian inventory, less (f) swing loans outstanding under the U.S. and Canadian Credit Facility, less (g) letters of credit issued and undrawn under the U.S. and Canadian Credit Facility, less (h) a $5,000,000 minimum availability reserve, less (i) other reserves required by the Administrative Agent, and in each case subject to the definitions and limitations in the Credit Agreement. As of June 30, 2018, the company was in compliance with all covenant requirements and had borrowing capacity on the U.S. and Canadian Credit Facility under the Credit Agreement of $23,835,000, considering the minimum availability reserve, then-outstanding letters of credit, other reserves and the $11,250,000 dominion trigger amount described below. Borrowings under the U.S. and Canadian Credit Facility are secured by substantially all of the company’s U.S. and Canadian assets, other than real estate.

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

The Credit Agreement contains customary default provisions, with certain grace periods and exceptions, which provide that events of default that include, among other things, failure to pay amounts due, breach of covenants, representations or warranties, bankruptcy, the occurrence of a material adverse effect, exclusion from any medical reimbursement program, and an interruption of any material manufacturing facilities for more than 10 consecutive days. There were no borrowings outstanding under the U.S. and Canadian Credit Facility at June 30, 2018.

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

The aggregate borrowing availability for each European Borrower under the European Credit Facility is determined based on a borrowing base formula. The aggregate borrowings of each of the European Borrowers under the European Credit Facility may not exceed an amount equal to (a) 85% of the European Borrower’s eligible accounts receivable, less (b) the European Borrower’s borrowings and swing line loans outstanding under the European Credit Facility, less (c) the European Borrower’s letters of credit issued and undrawn under the European Credit Facility, less (d) a $3,000,000 minimum availability reserve, less (e) other reserves required by the European Agent, and in each case subject to the definitions and limitations in the Credit Agreement. As of June 30, 2018, the aggregate borrowing availability to the European Borrowers under the European Credit Facility was approximately $14,822,000, considering the $3,000,000 minimum availability reserve and the $3,375,000 dominion trigger amount described below.

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

The proceeds of the European Credit Facility will be used to finance the working capital and other business needs of the company. There were no borrowings outstanding under the European Credit Facility at June 30, 2018.

Convertible senior subordinated debentures due 2027

In 2007, the company issued $135,000,000 principal amount of 4.125% Convertible Senior Subordinated Debentures due 2027 (the "debentures"), of which $0 principal amount remains outstanding as of June 30, 2018. The holders of the debentures exercised their right to require the company to repurchase all the debentures on February 1, 2017 at a price equal to 100% of the principal amount, which totaled $13,350,000. As a result of the repurchase, the company wrote-off unamortized debt fees of $207,000 and recognized amortization expense of $311,000 in the first quarter of 2017.

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

Holders of the 2021 notes may convert their 2021 notes at their option at any time prior to the close of business on the business day immediately preceding August 15, 2020 only under the following circumstances: (1) during any fiscal quarter commencing after March 31, 2016 (and only during such fiscal quarter), if the last reported sale price of the company’s Common Shares for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price for the 2021 notes on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the Indenture) per one thousand U.S. dollar principal amount of 2021 notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of the company’s Common Shares and the applicable conversion rate for the 2021 notes on each such trading day; or (3) upon the occurrence of specified corporate events described in the Indenture.

Holders of the 2021 notes will have the right to require the company to repurchase all or some of their 2021 notes at 100% of their principal, plus any accrued and unpaid interest, upon the occurrence of certain fundamental changes. The initial conversion rate is 60.0492 common shares per $1,000 principal amount of 2021 notes (equivalent to an initial conversion price of approximately $16.65 per common share). The company evaluated the terms of the conversion features under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the features did require separate accounting as a derivative. This derivative was capitalized on the balance sheet as a long-term liability and will be adjusted to reflect fair value each quarter. The fair value of the convertible debt conversion liability at issuance was $34,480,000. The fair value of the convertible debt conversion liability at June 30, 2018 was $61,136,000 compared to $53,154,000 as of December 31, 2017. The company recognized losses of $5,609,000 and $7,982,000 for the three and six months ended June 30, 2018, respectively, compared to losses of $8,250,000 and $1,519,000 for the three and six months ended June 30, 2017, respectively, related to the convertible debt conversion liability.

Notes to Financial Statements	Long-Term Liabilities

In connection with the offering of the 2021 notes, the company entered into privately negotiated convertible note hedge transactions with two financial institutions (the “option counterparties”). These transactions cover, subject to customary anti-dilution adjustments, the number of the company’s common shares that will initially underlie the 2021 notes, and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the 2021 notes. The company evaluated the note hedges under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the note hedges should be accounted for as derivatives. These derivatives were capitalized on the balance sheet as long-term assets and will be adjusted to reflect fair value each quarter. The fair value of the convertible note hedge assets at issuance was $27,975,000. The fair value of the convertible note hedge assets at June 30, 2018 was $54,858,000 compared to $46,915,000 as of December 31, 2017. The company recognized gains of $5,896,000 and $7,943,000 for the three and six months ended June 30, 2018, respectively, compared gains of $7,789,000 and $1,959,000 for the three and six months ended June 30, 2017, respectively, related to the convertible note hedge asset.

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

The liability components of the 2021 notes consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Principal amount of liability component	$150,000	$150,000
Unamortized discount	(20,637)	(23,900)
Debt fees	(3,146)	(3,745)
Net carrying amount of liability component	$126,217	$122,355

The unamortized discount of $20,637,000 is to be amortized through February 2021. The effective interest rate on the liability component was 11.1%. Non-cash interest expense of $1,661,000 and $3,263,000 was recognized for the three and six months ended June 30, 2018, respectively, compared to $1,490,000 and $2,928,000 for the three and six months ended June 30, 2017, respectively. Actual interest expense accrued was $1,875,000 and $3,750,000 for the three and six months ended June 30, 2018, respectively, compared to $1,875,000 and $3,750,000 for the three and six months ended June 30, 2017, respectively, based on the stated coupon rate of 5.0%. The 2021 notes were not convertible as of June 30, 2018 nor was the applicable conversion threshold met.

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

Holders of the 2022 notes may convert their 2022 notes at their option at any time prior to the close of business on the business day immediately preceding December 1, 2021 only under the following circumstances: (1) during any fiscal quarter commencing after September 30, 2017 (and only during such fiscal quarter), if the last reported sale price of the company’s Common Shares for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price for the 2022 notes on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the Indenture) per one thousand U.S. dollar principal amount of 2022 notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of the company’s Common Shares and the applicable conversion rate for the 2022 notes on each such trading day; or (3) upon the occurrence of specified corporate events described in the Indenture.

Holders of the 2022 notes will have the right to require the company to repurchase all or some of their 2022 notes at 100% of their principal, plus any accrued and unpaid interest, upon the occurrence of certain fundamental changes. The initial conversion rate is 61.6095 common shares per $1,000 principal amount of 2022 notes (equivalent to an initial conversion price of approximately $16.23 per common share). The company evaluated the terms of the conversion features under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the features did require separate accounting as a derivative. This derivative was capitalized on the balance sheet as a long-term liability and will be adjusted to reflect fair value each quarter. The fair value of the convertible debt conversion liability at issuance was $28,859,000. The fair value of the convertible debt conversion liability at June 30, 2018 was $61,061,000 compared to $53,414,000 at December 31, 2017. The company recognized losses of $5,837,000 and $7,647,000 for the three and six months ended June 30, 2018, respectively, compared to a loss of $4,392,000 for both the three and six months ended June 30, 2017, respectively, related to the convertible debt conversion liability.

In connection with the offering of the 2022 notes, the company entered into privately negotiated convertible note hedge transactions with one financial institution (the “option counterparty”). These transactions cover, subject to customary anti-dilution adjustments, the number of the company’s common shares that will initially underlie the 2022 notes, and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the 2022 notes. The company evaluated the note hedges under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the note hedges should be accounted for as derivatives. These derivatives were capitalized on the balance sheet as long-term assets and will be adjusted to reflect fair value each quarter. The fair value of the convertible note hedge assets at issuance was $24,780,000. The fair value of the convertible note hedge assets at June 30, 2018 was $54,490,000 compared to $46,680,000 at December 31, 2017. The company recognized gains of $5,571,000 and $7,810,000 for the three and six months ended June 30, 2018, respectively, compared to a gain of $3,802,000 for both the three and six months ended June 30, 2017, respectively, related to the convertible note hedge asset.

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

The net proceeds from the offering of the 2022 notes were approximately $115,289,000, after deducting fees and offering expenses of $4,711,000, which were paid in 2017. These debt issuance costs were capitalized and are being amortized as interest expense through June 2022. As of June 30, 2018, all of the debt issuance costs were paid. In accordance with ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, these debt issuance costs are presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability. A portion of the net proceeds from the offering were used to pay the cost of the convertible note hedge transactions (after such cost is partially offset by the proceeds to the company from the warrant transactions), which net cost was $10,680,000.

Notes to Financial Statements	Long-Term Liabilities

The liability components of the 2022 notes consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Principal amount of liability component	$120,000	$120,000
Unamortized discount	(23,991)	(26,378)
Debt fees	(3,500)	(3,947)
Net carrying amount of liability component	$92,509	$89,675

The unamortized discount of $23,991,000 is to be amortized through June 2022. The effective interest rate on the liability component was 10.9%. Non-cash interest expense of $1,203,000 and $2,387,000 was recognized for the three and six months ended June 30, 2018, respectively, compared to $212,000 for both the three and six months ended June 30, 2017, respectively. Actual interest expense accrued was $1,350,000 and $2,700,000 for the three and six months ended June 30, 2018, respectively, compared to $255,000 for both the three and six months ended June 30, 2017, respectively, based on the stated coupon rate of 4.5%. The 2022 notes were not convertible as of June 30, 2018 nor was the applicable conversion threshold met.

Notes to Financial Statements	Long-Term Liabilities

Other Long-Term Obligations

Other long-term obligations consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Convertible 2021 debt conversion liability	$61,136	$53,154
Convertible 2022 debt conversion liability	61,061	53,414
Deferred income taxes	28,398	28,890
Product liability	14,189	13,575
Pension	10,347	10,340
Deferred gain on sale leaseback	6,273	6,419
Deferred compensation	5,610	5,592
Supplemental Executive Retirement Plan liability	5,556	5,636
Uncertain tax obligation including interest	2,905	2,738
Other	3,169	3,512
Other Long-Term Obligations	$198,644	$183,270

The convertible debt conversion liabilities amounts included in the above table represent the fair values of the conversion liabilities as of June 30, 2018 and December 31, 2017. See "Long-Term Debt" in the notes to the Consolidated Financial Statements included elsewhere in this report for more detail.

On April 23, 2015, the company entered into a real estate sale leaseback transaction which resulted in the company recording an initial deferred gain of $7,414,000, the majority of which is included in Other Long-Term Obligations and will be recognized over the 20-year life of the leases. The gains realized were $71,000 and 141,000 for the three and six months ended June 30, 2018, respectively, compared to 68,000 and 136,000 for the three and six months ended June 30, 2017, respectively.

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

The following tables disaggregate the company’s revenues by major source and by reportable segment for the three and six months ended June 30, 2018 and June 30, 2017 (in thousands):

	Three Months Ended June 30, 2018
	Product	Service	Total
Europe	$135,408	$3,488	$138,896
NA/HME	79,667	200	79,867
IPG	13,267	437	13,704
Asia/Pacific	12,494	1,191	13,685
Total	$240,836	$5,316	$246,152
% Split	98%	2%	100%

	Six Months Ended June 30, 2018
	Product	Service	Total
Europe	$263,410	$6,800	$270,210
NA/HME	159,238	411	159,649
IPG	27,775	816	28,591
Asia/Pacific	22,439	2,323	24,762
Total	$472,862	$10,350	$483,212
% Split	98%	2%	100%

	Three Months Ended June 30, 2017
	Product	Service	Total
Europe	$125,289	$3,196	$128,485
NA/HME	77,094	595	77,689
IPG	15,119	201	15,320
Asia/Pacific	10,875	1,148	12,023
Total	$228,377	$5,140	$233,517
% Split	98%	2%	100%

	Six Months Ended June 30, 2017
	Product	Service	Total
Europe	$242,079	$5,914	$247,993
NA/HME	160,730	1,221	161,951
IPG	31,357	336	31,693
Asia/Pacific	21,367	2,236	23,603
Total	$455,533	$9,707	$465,240
% Split	98%	2%	100%

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

Depending on the terms of the contract, the company may defer the recognition of a portion of the revenue at the end of a reporting period to align with transfer of control of the company’s products to the customer. In addition, to the extent performance obligations are satisfied over time, the company defers revenue recognition until the performance obligations are satisfied. As of June 30, 2018 and December 31, 2017, the company had deferred revenue of $3,092,000 and $2,770,000, respectively, related to outstanding performance obligations.

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

As of June 30, 2018, 6,357 Class B Common Shares remained outstanding. Conversion of Class B Common Shares have substantially diminished the significance of the company’s dual class voting structure. As of June 30, 2018, the holders of the Common Shares represented approximately 99.9% of the company’s total outstanding voting power.

Equity Compensation Plan

On May 17, 2018, the shareholders of the company approved the Invacare Corporation 2018 Equity Compensation Plan (the “2018 Plan”), which was adopted on March 27, 2018 by the company's Board of Directors (the “Board”). The company’s Board adopted the 2018 Plan in order to authorize additional Common Shares for grant as equity compensation, and to reflect changes to Section 162(m) of the Internal Revenue Code (the “Code”) resulting from the U.S. Tax Cuts and Jobs Act of 2017.
Following shareholder approval of the 2018 Plan, all of the Common Shares then-remaining available for issuance under the Invacare Corporation 2013 Equity Compensation Plan (the “2013 Plan”) and all of the Common Shares that were forfeited or remained unpurchased or undistributed upon termination or expiration of awards under the 2013 Plan and under the Invacare Corporation 2003 Performance Plan (the “2003 Plan”), become available for issuance under the 2018 Plan. Awards granted previously under the 2013 Plan and 2003 Plan will remain in effect under their original terms.
The 2018 Plan uses a fungible share-counting method, under which each Common Share underlying an award of stock options or stock appreciation rights ("SAR") will count against the number of total shares available under the 2018 Plan as one share; and each Common Share underlying any award other than a stock option or a SAR will count against the number of total shares available under the 2018 Plan as two shares. Shares underlying awards made under the 2003 Plan or 2013 Plan that are forfeited or remain unpurchased or undistributed upon termination or expiration of the awards will become available under the 2018

Plan for use in future awards. Any Common Shares that are added back to the 2018 Plan as the result of forfeiture, termination or expiration of an award granted under the 2018 Plan or the 2013 Plan will be added back in the same manner such shares were originally counted against the total number of shares available under the 2018 Plan or 2013 Plan, as applicable. Each Common Share that is added back to the 2018 Plan due to a forfeiture, termination or expiration of an award granted under the 2003 Plan will be added back as one Common Share.
The Compensation and Management Development Committee of the Board (the “Compensation Committee”), in its discretion, may grant an award under the 2018 Plan to any director or employee of the company or an affiliate. As of June 30, 2018, 4,014,199 Common Shares were available for future issuance under the 2018 Plan in connection with the following types of awards with respect to the company's Common Shares: incentive stock options, nonqualified stock options, SARs, restricted stock, restricted stock units, unrestricted stock and performance shares. The Compensation Committee also may grant performance units that are payable in cash. The Compensation Committee has the authority to determine which participants will receive awards, the amount of the awards and the other terms and conditions of the awards.
The 2018 Plan provides that shares granted come from the company's authorized but unissued Common Shares or treasury shares. In addition, the company's stock-based compensation plans allow employee participants to exchange shares for minimum withholding taxes, which results in the company acquiring treasury shares.
The amounts of equity-based compensation expense recognized as part of SG&A expenses were as follows (in thousands):

	For the Six Months Ended June 30,
	2018	2017
Restricted stock / units	$2,940	$3,262
Performance shares / units	(27)	905
Non-qualified and performance stock options	30	479
Total stock-based compensation expense	$2,943	$4,646

Notes to Financial Statements	Equity Compensation

As of June 30, 2018, unrecognized compensation expense related to equity-based compensation arrangements granted under the company's 2018 Plan and previous plans, which is related to non-vested options and shares, was as follows (in thousands):

June 30, 2018
Restricted stock and restricted stock units	$9,899
Performance shares and performance share units	10,890
Non-qualified and performance stock options	2,472
Total unrecognized stock-based compensation expense	$23,261

Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures and for updated vesting assumptions for the performance share awards (see "Stock Options" and "Performance Shares and Performance Share Units" below). No tax benefits for share-based compensation were realized during the three or six months ended

June 30, 2018 and 2017 due to a valuation allowance against deferred tax assets.

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

The following table summarizes information about stock option activity for the six months ended June 30, 2018:

	June 30, 2018		Weighted Average Exercise Price
Options outstanding at January 1, 2018	2,631,569		$19.44
Granted	—		—
Exercised	(183,349)		14.28
Canceled	(155,200)		23.49
Options outstanding at June 30, 2018	2,293,020		$19.58
Options exercise price range at June 30, 2018	$12.15	to	$33.36
Options exercisable at June 30, 2018	1,693,244
Shares available for grant at June 30, 2018*	4,014,199
________

*
Shares available for grant as of June 30, 2018 reduced by net restricted stock and restricted stock unit award and performance share and performance share unit award activity of 2,684,726 shares and 2,484,402 shares, respectively.

The following table summarizes information about stock options outstanding at June 30, 2018:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at June 30, 2018	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2018	Weighted Average Exercise Price
$ 12.15 – $20.00	887,935	7.6	$12.82	288,159	$14.23
$ 20.01 – $25.00	726,751	2.0	22.20	726,751	22.20
$ 25.01 – $30.00	673,838	1.2	25.56	673,838	25.56
$ 30.01 – $33.36	4,496	2.9	33.36	4,496	33.36
Total	2,293,020	3.8	$19.58	1,693,244	$22.21

The 2018 Plan provides for a one-year minimum vesting period for stock options and, generally, options must be exercised within ten years from the date granted. No stock options were issued in 2018 and those issued in 2017 were performance-based and may vest after the conclusion of the three-year performance period ending December 31, 2019 based on achievement of performance goals established by the Compensation Committee and subject to the Compensation Committee's exercise of negative discretion to reduce the number of options vested based on the progress towards the company's transformation. All other

Notes to Financial Statements	Equity Compensation

outstanding stock options were issued in 2014 or prior years and were not performance-based.

For the stock options issued in 2014 and prior, 25% of such options vested one year following the issuance and provided a four-year vesting period whereby options vest in 25% installments in each year. Options granted with graded vesting were accounted for as single options.

The fair value of options granted is estimated on the date of grant using a Black-Scholes option-pricing model. The calculated fair value of the 2017 performance option awards was $5.38 per option based on the following assumptions:

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

Restricted Stock and Restricted Stock Units

The following table summarizes information about restricted shares and restricted share units (primarily for non-U.S. recipients):

	June 30, 2018	Weighted Average Fair Value
Stock / Units unvested at January 1, 2018	776,520	$13.75
Granted	367,327	17.51
Vested	(366,794)	15.00
Canceled	(45,820)	13.11
Stock / Units unvested at June 30, 2018	731,233	$15.06

The restricted stock awards generally vest ratably over the three years after the award date. Unearned restricted stock compensation, determined as the market value of the shares at the date of grant, is being amortized on a straight-line basis over the vesting period.

Performance Shares and Performance Share Units

The following table summarizes information about performance shares and performance share units (for non-U.S. recipients):

	June 30, 2018	Weighted Average Fair Value
Shares / Units unvested at January 1, 2018	457,879	$12.33
Granted	205,164	17.48
Vested	—	—
Canceled	(2,088)	12.82
Shares / Units unvested at June 30, 2018	660,955	$13.93

During the six months ended June 30, 2018, performance shares and performance share units (for non-U.S. recipients) were granted as performance awards with a three-year performance period with payouts based on achievement of certain performance goals. The awards are classified as equity awards as they will be settled in Common Shares upon vesting. The number of shares earned will be determined at the end of the three-year performance period based on achievement of performance criteria for January 1, 2018 through December 31, 2020 established by the Compensation Committee at the time of grant. Recipients will be entitled to receive a number of Common Shares equal to the number of performance shares that vest based upon the levels of achievement which may range between 0% and 150% of the target number of shares with the target being 100% of the initial grant.

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

Accumulated Other Comprehensive Income (Loss) by Component

Changes in accumulated other comprehensive income ("OCI") for the three and six months ended June 30, 2018 and June 30, 2017, respectively, were as follows (in thousands):

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
March 31, 2018	$59,085	$(1,505)	$(7,699)	$(1,379)	$48,502
OCI before reclassifications	(25,407)	1,969	291	1,128	(22,019)
Amount reclassified from accumulated OCI	—	—	(1)	577	576
Net current-period OCI	(25,407)	1,969	290	1,705	(21,443)
June 30, 2018	$33,678	$464	$(7,409)	$326	$27,059

December 31, 2017	$50,376	$(4,612)	$(7,652)	$(1,242)	$36,870
OCI before reclassifications	(16,698)	5,076	373	743	(10,506)
Amount reclassified from accumulated OCI	—	—	(130)	825	695
Net current-period OCI	(16,698)	5,076	243	1,568	(9,811)
June 30, 2018	$33,678	$464	$(7,409)	$326	$27,059

March 31, 2017	$(28,352)	$20,474	$(11,543)	$1,205	$(18,216)
OCI before reclassifications	37,163	(10,852)	(480)	(1,335)	24,496
Amount reclassified from accumulated OCI	—	—	54	(301)	(247)
Net current-period OCI	37,163	(10,852)	(426)	(1,636)	24,249
June 30, 2017	$8,811	$9,622	$(11,969)	$(431)	$6,033

December 31, 2016	$(26,199)	$17,372	$(11,248)	$740	$(19,335)
OCI before reclassifications	35,010	(7,750)	(985)	(571)	25,704
Amount reclassified from accumulated OCI	—	—	264	(600)	(336)
Net current-period OCI	35,010	(7,750)	(721)	(1,171)	25,368
June 30, 2017	$8,811	$9,622	$(11,969)	$(431)	$6,033

Notes to Financial Statements	Accumulated Other Comprehensive Income

Reclassifications out of accumulated OCI for the three and six months ended June 30, 2018 and June 30, 2017 were as follows (in thousands):

	Amount reclassified from OCI				Affected line item in the Statement of Comprehensive (Income) Loss
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Defined Benefit Plans
Service and interest costs	$(1)	$54	$(130)	$264	Selling, General and Administrative
Tax	—	—	—	—	Income Taxes
Total after tax	$(1)	$54	$(130)	$264

Derivatives
Foreign currency forward contracts hedging sales	$209	$166	$234	$234	Net Sales
Foreign currency forward contracts hedging purchases	429	(481)	680	(872)	Cost of Products Sold
Total loss (income) before tax	638	(315)	914	(638)
Tax	(61)	14	(89)	38	Income Taxes
Total after tax	$577	$(301)	$825	$(600)

Notes to Financial Statements	Charges Related to Restructuring Activities

Charges Related to Restructuring Activities

The company's restructuring charges were originally necessitated primarily by continued declines in Medicare and Medicaid reimbursement by the U.S. government, as well as similar healthcare reimbursement pressures abroad, which negatively affect the company's customers (e.g. home health care providers) and continued pricing pressures faced by the company due to the outsourcing by competitors to lower cost locations. Restructuring decisions were also the result of reduced profitability in the NA/HME and Asia/Pacific segments. In addition, as a result of the company's transformation strategy, additional restructuring actions were implemented in 2017 and continued in 2018. The company expects any near-term cost savings from restructuring will be offset by other costs because of pressures on the business.

For the six months ended June 30, 2018, charges totaled $745,000 which were related to NA/HME ($86,000), Europe ($401,000) and Asia/Pacific ($258,000). In NA/HME, costs were incurred related to severance ($124,000) and contract termination cost reversals ($135,000). The European and Asia/Pacific charges were for severance costs. Payments for the six months ended June 30, 2018 were $3,474,000 and the cash payments were funded with company's cash on hand. Most of the 2018 charges are expected to be paid out within twelve months.

For the six months ended June 30, 2017, charges totaled $8,270,000 which were related to NA/HME ($6,170,000), Europe segment ($1,204,000) and Asia/Pacific ($896,000). In NA/HME, costs were incurred related to severance ($5,522,000) and contract termination costs ($648,000). The NA/HME charges include the impact of the company's closure of its Suzhou, China, manufacturing facility. The European and Asia/Pacific charges were for severance costs. Payments for the six months ended June 30, 2017 were $4,800,000 and the cash payments were funded with company's cash on hand. Most of the 2017 charges have been paid out.
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

A progression by reporting segment of the accruals recorded as a result of the restructuring for the six months ended June 30, 2018 is as follows (in thousands):

	Severance	Contract Terminations	Total
December 31, 2017 Balances
NA/HME	$2,439	$167	$2,606
Europe	249	134	383
Other	1,016	—	1,016
Total	3,704	301	4,005
Charges
NA/HME	97	—	97
Europe	293	—	293
Asia/Pacific	11	—	11
Total	401	—	401
Payments
NA/HME	(1,697)	(57)	(1,754)
Europe	(338)	(97)	(435)
Asia/Pacific	(11)	—	(11)
Other	(260)	—	(260)
Total	(2,306)	(154)	(2,460)
March 31, 2018 Balances
NA/HME	839	110	949
Europe	204	37	241
Other	756	—	756
Total	1,799	147	1,946
Charges (Reversals)
NA/HME	124	(135)	(11)
Europe	108	—	108
Asia/Pacific	247	—	247
Total	479	(135)	344
Payments
NA/HME	(601)	66	(535)
Europe	(195)	(37)	(232)
Asia/Pacific	(247)	—	(247)
Total	(1,043)	29	(1,014)
June 30, 2018 Balances
NA/HME	362	41	403
Europe	117	—	117
Other	756	—	756
Total	$1,235	$41	$1,276

Notes to Financial Statements	Income Taxes

Income Taxes

The company had an effective tax rate of 21.9% and 21.0% on losses before tax from continuing operations for the three and six months ended June 30, 2018, respectively, compared to an expected benefit of 21% on the continuing operations pre-tax loss for each period. The company had an effective tax rate of 10.2% and 13.4% on losses before tax from continuing operations for the three and six months ended June 30, 2017, respectively, compared to an expected benefit at the U.S. statutory rate of 35% on the continuing operations pre-tax loss for each period. The company's effective tax rate for each of the three and six months ended June 30, 2018 and June 30, 2017 were unfavorable as compared to the U.S. federal statutory rate expected benefit, principally due to the negative impact of the company not being able to record tax benefits related to the significant losses in countries which had tax valuation allowances. The effective tax rate was increased for the three and six months ended June 30, 2018 and decreased for the three months ended June 30, 2017 by certain taxes outside the United States, excluding countries with tax valuation allowances, that were at an effective rate higher than the U.S. statutory rate for the three and six months ended June 30, 2018 and lower than the U.S. statutory rate for the three months ended June 30, 2017.

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

In accordance with the SEC issued SAB 118, which provided guidance on accounting for the tax effects of the Tax Act, the company made certain provisional estimates at December 31, 2017. The company determined that the provisional calculations will be finalized after the underlying timing differences and foreign earnings and profits are finalized with our 2017 federal tax return filing.  Furthermore, the company is still analyzing certain aspects of the Tax Act and refining its calculations which could potentially affect the measurement of these balances or potentially give rise to new or additional deferred tax amounts. No adjustments were made to the company's provisional calculations during the quarter or six months ended June 30, 2018.

Notes to Financial Statements	Net Loss Per Common Share

Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated.

(In thousands except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Basic
Average common shares outstanding	33,169	32,833	33,040	32,654

Net loss	$(16,543)	$(23,508)	$(30,651)	$(40,288)

Net loss per common share	$(0.50)	$(0.72)	$(0.93)	$(1.23)

Diluted
Average common shares outstanding	33,169	32,833	33,040	32,654
Stock options and awards	827	360	827	293
Average common shares assuming dilution	33,996	33,193	33,867	32,947

Net loss	$(16,543)	$(23,508)	$(30,651)	$(40,288)

Net loss per common share *	$(0.50)	$(0.72)	$(0.93)	$(1.23)
________
* Net loss per common share assuming dilution calculated utilizing weighted average shares outstanding-basic for the periods in which there was a net loss.

At June 30, 2018, 329,315 shares associated with stock options were excluded from the average common shares assuming dilution for both the three and six months ended June 30, 2018 as they were anti-dilutive. At June 30, 2018, the majority of the anti-dilutive shares were granted at an exercise price of $25.79, which was higher than the average fair market value price of $18.09 and $17.87 for the three and six months ended June 30, 2018, respectively.

At June 30, 2017, 1,353,144 and 1,629,336 shares associated with stock options were excluded from the average common shares assuming dilution for the three and six months ended June 30, 2017, respectively, as they were anti-dilutive. At June 30, 2017, the majority of the anti-dilutive shares were granted at an exercise price of $25.79, which was higher than the average fair market value price of $13.14 and $12.57 for the three and six months ended June 30, 2017, respectively.

For both the three and months ended June 30, 2018 and June 30, 2017, respectively, no shares were included in the common shares assuming dilution related to the company's issued warrants as the average market price of the company stock for these periods did not exceed the strike price of the warrants.

Notes to Financial Statements	Concentration of Credit Risk

Concentration of Credit Risk

The company manufactures and distributes durable medical equipment to the home health care, retail and extended care markets. The company performs credit evaluations of its customers’ financial condition. The company utilizes De Lage Landen, Inc. (“DLL”), a third-party financing company, to provide lease financing to Invacare's U.S. customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a recourse obligation of $2,088,000 at June 30, 2018 to DLL for events of default under the contracts, which total $16,281,000 at June 30, 2018. Guarantees, ASC 460, requires the company to record a guarantee liability as it relates to the limited recourse obligation. The company's recourse is re-evaluated by DLL biannually, considers activity between the biannual dates and excludes any receivables purchased by the company from DLL. The company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with Receivables, ASC 310-10-05-4. Credit losses are provided for in the financial statements.

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

The company has historically not recognized any material amount of ineffectiveness related to forward contract cash flow hedges because the company generally limits its hedges to between 50% and 90% of total forecasted transactions for a given entity’s exposure to currency rate changes and the transactions hedged are recurring in nature. Furthermore, most of the hedged transactions are related to intercompany sales and purchases for which settlement occurs on a specific day each month. Forward contracts with a total notional amount in USD of $50,475,000 and $43,692,000 matured for the six months ended June 30, 2018 and June 30, 2017, respectively.

Notes to Financial Statements	Derivatives

Outstanding foreign currency forward exchange contracts qualifying and designated for hedge accounting treatment were as follows (in thousands USD):

	June 30, 2018		December 31, 2017
	Notional Amount	Unrealized Net Gain (Loss)	Notional Amount	Unrealized Net Gain (Loss)
USD / AUD	$2,580	$161	$3,960	$44
USD / CAD	17,428	(80)	33,344	115
USD / CNY	2,016	21	4,027	61
USD / EUR	40,266	851	72,259	(558)
USD / GBP	2,468	(10)	4,640	(124)
USD / NZD	5,910	(105)	9,300	11
USD / SEK	1,052	122	—	—
USD / MXP	3,279	(12)	6,461	(158)
EUR / GBP	16,722	(461)	32,248	(682)
EUR / SEK	3,802	145	7,732	39
EUR / NOK	2,289	(59)	4,521	68
EUR / NZD	1,403	(10)	2,855	(8)
DKK / SEK	3,013	(156)	6,453	(120)
	$102,228	$407	$187,800	$(1,312)

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

Foreign currency forward exchange contracts not qualifying or designated for hedge accounting treatment, as well as ineffective hedges, entered into in 2018 and 2017, respectively, and outstanding were as follows (in thousands USD):

	June 30, 2018		December 31, 2017
	Notional Amount	Gain (Loss)	Notional Amount	Gain (Loss)
AUD / USD	$2,818	$69	$2,750	$(77)
EUR / USD	7,695	472	—	—
NZD / USD	—	—	3,300	(53)
EUR / AUD	2,894	(87)	4,000	43
AUD / NZD	2,439	(26)	3,600	9
EUR / NOK	36	(1)	—	—
	$15,882	$427	$13,650	$(78)

Notes to Financial Statements	Derivatives

The fair values of the company’s derivative instruments were as follows (in thousands):

	June 30, 2018		December 31, 2017
	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	$1,596	$1,189	$678	$1,990
Derivatives not designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	540	113	52	130
Total derivatives	$2,136	$1,302	$730	$2,120

The fair values of the company’s foreign currency forward exchange contract assets and liabilities are included in Other Current Assets and Accrued Expenses, respectively in the Consolidated Balance Sheets.

The effect of derivative instruments on Accumulated Other Comprehensive Income (OCI) and the Statement of Comprehensive Income (Loss) and was as follows (in thousands):

Derivatives in ASC 815 cash flow hedge relationships	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended June 30, 2018
Foreign currency forward exchange contracts	$1,128	$(577)	$—
Six months ended June 30, 2018
Foreign currency forward exchange contracts	$743	$(825)	$(1)
Three months ended June 30, 2017
Foreign currency forward exchange contracts	$(1,335)	$301	$—
Six months ended June 30, 2017
Foreign currency forward exchange contracts	$(571)	$600	$—

Derivatives not designated as hedging instruments under ASC 815			Amount of Gain (Loss) Recognized in Income on Derivatives
Three months ended June 30, 2018
Foreign currency forward exchange contracts			$197
Six months ended June 30, 2018
Foreign currency forward exchange contracts			$427
Three months ended June 30, 2017
Foreign currency forward exchange contracts			$52
Six months ended June 30, 2017
Foreign currency forward exchange contracts			$117
The gains or losses recognized as the result of the settlement of cash flow hedge foreign currency forward contracts are recognized in net sales for hedges of inventory sales and in cost of product sold for hedges of inventory purchases. For the three and six months ended June 30, 2018, net sales were decreased by $209,000 and $234,000 while cost of product sold was increased by $429,000 and $680,000 for net pre-tax realized losses of $638,000 and $914,000, respectively. For the three and six months ended June 30, 2017, net sales were decreased by $166,000 and $234,000 while cost of product sold was decreased by $481,000 and $872,000 for net realized pre-tax gains of $315,000 and $638,000, respectively.

Gains of $197,000 and $427,000 were recognized in selling, general and administrative (SG&A) expenses for the three and six months ended June 30, 2018, respectively, compared to gains of $52,000 and $117,000 for the three and six months ended June 30, 2017, respectively, related to forward contracts not designated as hedging instruments. The forward contracts were entered into to offset gains/losses that were also recorded in

Notes to Financial Statements	Derivatives

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
The fair values of the outstanding convertible note derivatives as of June 30, 2018 and their effect on the Statement of Comprehensive Income (Loss) were as follows (in thousands):

		Gain (Loss)		Gain (Loss)
	Fair Value	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Convertible 2021 debt conversion long-term liability	$(61,136)	$(5,609)	$(8,250)	$(7,982)	$(1,519)
Convertible 2022 debt conversion long-term liability	(61,061)	(5,837)	(4,392)	(7,647)	(4,392)
Convertible 2021 note hedge long-term asset	54,858	5,896	7,789	7,943	1,959
Convertible 2022 note hedge long-term asset	54,490	5,571	3,802	7,810	3,802
Net fair value and net gain (loss) on convertible debt derivatives	$(12,849)	$21	$(1,051)	$124	$(150)
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

The following table provides a summary of the company’s assets and liabilities that are measured on a recurring basis (in thousands):

	Basis for Fair Value Measurements at Reporting Date
	Quoted Prices in Active Markets for Identical Assets / (Liabilities)	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Level I	Level II	Level III
June 30, 2018
Forward exchange contracts—net	—	$834	—
Convertible 2021 debt conversion liability	—	(61,136)	—
Convertible 2021 note hedge asset	—	54,858	—
Convertible 2022 debt conversion liability	—	(61,061)	—
Convertible 2022 note hedge asset	—	54,490	—
December 31, 2017
Forward exchange contracts—net	—	$(1,390)	—
Convertible 2021 debt conversion liability	—	(53,154)	—
Convertible 2021 note hedge asset	—	46,915	—
Convertible 2022 debt conversion liability	—	(53,414)	—
Convertible 2022 note hedge asset	—	46,680	—

The carrying values and fair values of the company’s financial instruments are as follows (in thousands):

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$122,398	$122,398	$176,528	$176,528
Other investments	90	90	103	103
Installment receivables, net of reserves	1,577	1,577	1,809	1,809
Long-term debt (including current maturities of long-term debt) *	(249,002)	(319,103)	(243,445)	(294,173)
Convertible 2021 debt conversion liability in Other Long-Term Obligations	(61,136)	(61,136)	(53,154)	(53,154)
Convertible 2021 note hedge in Other Long-Term Assets	54,858	54,858	46,915	46,915
Convertible 2022 debt conversion liability in Other Long-Term Obligations	(61,061)	(61,061)	(53,414)	(53,414)
Convertible 2022 note hedge in Other Long-Term Assets	54,490	54,490	46,680	46,680
Forward contracts in Other Current Assets	2,136	2,136	730	730
Forward contracts in Accrued Expenses	(1,302)	(1,302)	(2,120)	(2,120)
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

Business Segments

The company operates in four primary business segments: NA/HME, IPG, Europe and Asia/Pacific. Both the NA/HME and IPG segments operate in the Americas. The NA/HME segment sells each of the three primary product categories, which includes: lifestyle, mobility and seating, and respiratory therapy products. IPG sells long-term care medical equipment, health care furnishings and accessory products. Europe and Asia/Pacific sell product categories similar to those of NA/HME and IPG. The accounting policies of each segment are the same as those described in the summary of significant accounting policies for the company’s consolidated financial statements. Intersegment sales and transfers are based on the costs to manufacture plus a reasonable profit element.

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

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues from external customers
Europe	$138,896	$128,485	$270,210	$247,993
NA/HME	79,867	77,689	159,649	161,951
IPG	13,704	15,320	28,591	31,693
Asia/Pacific	13,685	12,023	24,762	23,603
Consolidated	$246,152	$233,517	$483,212	$465,240
Intersegment revenues
Europe	$4,877	$3,738	$8,734	$7,413
NA/HME	23,804	21,050	47,307	43,145
IPG	229	975	318	1,743
Asia/Pacific	5,254	3,896	10,914	7,756
Consolidated	$34,164	$29,659	$67,273	$60,057
Restructuring charges before income taxes
Europe	$108	$514	$401	$1,204
NA/HME	(11)	3,928	86	6,170
Asia/Pacific	247	545	258	896
Consolidated	$344	$4,987	$745	$8,270
Operating income (loss)
Europe	$5,171	$7,077	$11,765	$12,177
NA/HME	(8,420)	(12,395)	(16,558)	(21,821)
IPG	1,163	1,472	2,761	3,370
Asia/Pacific	1,570	(118)	2,542	(548)
All Other	(5,901)	(6,735)	(11,674)	(11,245)
Charge expense related to restructuring activities	(344)	(4,987)	(745)	(8,270)
Consolidated operating loss	(6,761)	(15,686)	(11,909)	(26,337)
Net gain (loss) on convertible debt derivatives	21	(1,051)	124	(150)
Net Interest expense	(6,828)	(4,596)	(13,541)	(9,026)
Loss before income taxes	$(13,568)	$(21,333)	$(25,326)	$(35,513)

Notes to Financial Statements	Business Segments

Net sales by product, are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Europe
Lifestyle	$69,621	$64,128	$137,612	$125,932
Mobility and Seating	58,411	53,526	110,184	100,458
Respiratory Therapy	6,480	6,634	13,242	13,750
Other(1)	4,384	4,197	9,172	7,853
	$138,896	$128,485	$270,210	$247,993
NA/HME
Lifestyle	$31,573	$31,045	$62,207	$63,294
Mobility and Seating	31,063	27,170	60,228	54,061
Respiratory Therapy	16,959	18,826	36,691	43,309
Other(1)	272	648	523	1,287
	$79,867	$77,689	$159,649	$161,951
Institutional Products Group
Continuing Care	$13,704	$15,320	$28,591	$31,693

Asia/Pacific
Mobility and Seating	$8,448	$7,108	$15,339	$13,716
Lifestyle	2,736	2,637	5,001	4,873
Continuing Care	447	671	734	1,846
Respiratory Therapy	522	306	646	649
Other(1)	1,532	1,301	3,042	2,519
	$13,685	$12,023	$24,762	$23,603

Total Consolidated	$246,152	$233,517	$483,212	$465,240
   ________________________

(1)	Includes various services, including repair services, equipment rentals and external contracting.

Notes to Financial Statements	Contingencies

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

In December 2012, the company became subject to a consent decree of injunction filed by FDA with respect to the company's Corporate facility and its Taylor Street manufacturing facility in Elyria, Ohio. The consent decree initially limited the company's (i) manufacture and distribution of power and manual wheelchairs, wheelchair components and wheelchair sub-assemblies at or from its Taylor Street manufacturing facility, except in verified cases of medical necessity, (ii) design activities related to wheelchairs and power beds that took place at the impacted Elyria facilities and (iii) replacement, service and repair of products which were already in use from the Taylor Street manufacturing facility. Under the terms of the consent decree, in order to resume full operations, the company had to successfully complete independent, third-party expert certification audits at the impacted Elyria facilities, comprised of three distinct certification reports separately submitted to, and accepted by, FDA; submit its own report to the FDA; and successfully complete a reinspection by FDA of the company’s Corporate and Taylor Street facilities.
On July 24, 2017, following its June 2017 reinspection of the Corporate and Taylor Street facilities, FDA notified the company that it is in substantial compliance with the FDA Act, FDA regulations and the terms of the consent decree and that the company was permitted to resume full operations at those facilities including the resumption of unrestricted sales of products made in those facilities.

The consent decree will continue in effect for at least five years from July 2017, during which time the company’s Corporate and Taylor Street facilities must complete two semi-annual audits in the first year and then four annual audits in the next four years performed by a company-retained expert firm. The expert audit firm will determine whether the facilities remain in continuous compliance with the FDA Act, FDA regulations and the terms of the consent decree. The FDA has the authority to inspect these facilities and any other FDA registered facility, at any time.
The FDA has continued to actively inspect the company’s facilities, other than through the processes established under the consent decree. The company expects that the FDA will, from time to time, inspect substantially all the company's domestic and foreign FDA-registered facilities. Recent inspections for which follow-up remains ongoing are summarized in the following paragraphs.
In June 2017, FDA inspected the company's Corporate and Taylor Street facilities in connection with the consent decree, as described above, and issued an inspectional observation on Form 483. The company submitted its response to the agency in a timely manner. On July 24, 2017, the FDA notified the company that it was in substantial compliance with the FDA Act, FDA

Notes to Financial Statements	Contingencies

Regulations and the terms of the consent decree and that it was permitted to resume full operations at those facilities.
In March 2018, the company completed its first semi-annual independent expert audit of the Corporate and Taylor Street facilities, as required under the consent decree, with no adverse audit report observations. The audit report was submitted to, and accepted by FDA.
In September 2017, Alber GmbH, a wholly owned subsidiary of the company, received a warning letter from the FDA. The warning letter required completion of corrective actions to address Form 483 observations issued following FDA's inspection of Alber’s facility in Albstadt, Germany in May 2017. As a consequence of the warning letter, all Alber devices could not be imported into the United States until all findings were corrected to FDA’s satisfaction. On January 3, 2018, FDA notified the company that Alber’s responses to the warning letter were adequate, and that FDA had as of that date, removed the import suspension. FDA conducted its subsequent reinspection of Alber in April 2018, the result of which included no noted observations. The company expects the warning letter to be closed as a result of this inspection; however, the company cannot be assured of the timing or certainty of this outcome.
In November 2017, FDA inspected the company’s facility in Pinellas Park, Florida and issued its observations on Form 483, one of which was annotated as corrected and verified at the conclusion of the inspection. The company has submitted its response to FDA in a timely manner. In June 2018, the FDA notified the company that its responses to the Form 483 observations were adequate.

In November 2017, the FDA inspected the company’s facility in Sanford, Florida and issued its observations on Form 483, and the company submitted its response to FDA in a timely manner. In July 2018, the FDA notified the company that its responses to the Form 483 observations were adequate. The Sanford facility is the subject of a warning letter from the FDA issued in December 2010 related to quality systems processes and procedures, and the company continues to work on addressing the FDA’s citations.
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
Separately, net sales in the NA/HME segment have likely been impacted by uncertainty on the part of the company's customers as they coped with prepayment reviews and post-payment audits by the Centers for Medicare and Medicaid Services ("CMS") and the impact of the National Competitive Bidding ("NCB") process. In addition, net sales in the NA/HME segment have declined and may continue to decline as a result of the company's strategic focus away from lower margin, less differentiated products, as the company becomes more focused on its clinically complex products.
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
For additional information regarding the consent decree, other regulatory matters, and risks and trends that may impact the company’s financial condition or results of operations, please see the following sections of the company's Annual Report on Form 10-K for the year ended December 31, 2017: Item 1. Business - Government Regulation and Item 1A. Risk Factors; Item 3. Legal Proceedings; and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook and - Liquidity and Capital Resources.

Notes to Financial Statements	Market Risk and Controls

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the quarter ended June 30, 2018, there were no material changes to market risk information provided in the company's Annual Report on Form 10-K for the year ended December 31, 2017. Please refer to Item 7A - Quantitative and Qualitative Disclosures About Market Risk of company's Annual Report on Form 10-K for the period ending December 31, 2017.

Item 4.    Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures
As of June 30, 2018, an evaluation was performed, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of June 30, 2018, in ensuring that information required to be disclosed by the company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

In December 2012, the company became subject to a consent decree of injunction filed by FDA in the U.S. District Court for the Northern District of Ohio with respect to the company's Corporate facility and its Taylor Street manufacturing facility in Elyria, Ohio. On July 24, 2017, following its reinspection of the Corporate and Taylor Street facilities, FDA notified the company that it was in substantial compliance with the FDA Act, FDA regulations and the terms of the consent decree and that the company was permitted to resume full operations at those facilities, including the resumption of unrestricted sales of products made in those facilities.

The consent decree will continue in effect for at least five years from July 24, 2017, during which time the company’s Corporate and Taylor Street facilities must complete to two semi-annual audits in the first year and then four annual audits in the next four years performed by a company-retained expert firm. The expert audit firm will determine whether the facilities remain in continuous compliance with the FDA Act, FDA regulations and the terms of the consent decree.

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

Part II	Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of common shares made by the company during the three months ended June 30, 2018.

Period			Total Number of Shares Purchased (1)	Avg. Price Paid Per Share $	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
4/1/2018	-	4/30/2018	—	$—	—	2,453,978
5/1/2018	-	5/31/2018	85,791	17.30	—	2,453,978
6/1/2018	-	6/30/2018	—	—	—	2,453,978
Total			85,791	$17.30	—	2,453,978
________

(1)
All 85,791 shares repurchased between May 1, 2018 and May 31, 2018 were surrendered to the company by employees for minimum tax withholding purposes in conjunction with the vesting of restricted shares awarded to the employees or the exercise of non-qualified options by employees under the company's equity compensation plans.

(2)
In 2001, the Board of Directors authorized the company to purchase up to 2,000,000 Common Shares, excluding any shares acquired from employees or directors as a result of the exercise of options or vesting of restricted shares pursuant to the company’s performance plans. The Board of Directors reaffirmed its authorization of this repurchase program on November 5, 2010, and on August 17, 2011 authorized an additional 2,046,500 shares for repurchase under the plan. To date, the company has purchased 1,592,522 shares under this program, with authorization remaining to purchase 2,453,978 shares. The company purchased no shares pursuant to this Board authorized program during the quarter ended June 30, 2018.

Under the terms of the company's Credit Agreement, repurchases of shares by the company generally are not permitted except in certain limited circumstances in connection with the vesting or exercise of employee equity compensation awards.

Part II	Other Information

Item 6.    Exhibits

Exhibit No.
10.1	Form of Restricted Stock Award under Invacare Corporation 2018 Equity Compensation Plan.
10.2	Form of Restricted Stock Unit Award under Invacare Corporation 2018 Equity Compensation Plan.
10.3	Form of Director Restricted Stock Unit Award under Invacare Corporation 2018 Equity Compensation Plan.
10.4	Form of Performance Award under Invacare Corporation 2018 Equity Compensation Plan.
10.5	Form of Performance Unit Award under Invacare Corporation 2018 Equity Compensation Plan.
10.6	Letter agreement, dated as of May 9, 2018, by and between the company and Darcie Karol.
31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification (filed herewith).
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS*	XBRL instance document
101.SCH*	XBRL taxonomy extension schema
101.CAL*	XBRL taxonomy extension calculation linkbase
101.DEF*	XBRL taxonomy extension definition linkbase
101.LAB*	XBRL taxonomy extension label linkbase
101.PRE*	XBRL taxonomy extension presentation linkbase

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

INVACARE CORPORATION

Date:	August 7, 2018	By:	/s/ Kathleen P. Leneghan
Name: Kathleen P. Leneghan
Title: Chief Financial Officer
(As Principal Financial and Accounting Officer and on behalf of the registrant)