Form 10-Q
period 2018-09-30
INVACARE CORP
filed 2018-11-05
CIK 742112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check One):    Large accelerated filer ☐    Accelerated filer ☒  Non-accelerated filer  ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒

As of November 2, 2018, the registrant had 33,194,680 Common Shares and 6,357 Class B Common Shares outstanding.

	Item	Page
PART I: FINANCIAL INFORMATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations	2	1
Financial Statements (Unaudited)	1
Condensed Consolidated Statement of Comprehensive Income (Loss) - Three and Nine Months Ended September 30, 2018 and September 30, 2017		19
Condensed Consolidated Balance Sheets - September 30, 2018 and December 31, 2017		20
Condensed Consolidated Statement of Cash Flows - Nine Months Ended September 30, 2018 and September 30, 2017		21
Notes to Condensed Consolidated Financial Statements - September 30, 2018		22
Quantitative and Qualitative Disclosures About Market Risk	3	61
Controls and Procedures	4	61

PART II: OTHER INFORMATION
Legal Proceedings	1	62
Risk Factors	1A	62
Unregistered Sales of Equity Securities and Use of Proceeds	2	63
Exhibits	6	64
Signatures		65

About Invacare Corporation

Invacare Corporation (NYSE: IVC) ("Invacare" or the "company") is a leading manufacturer and distributor in its markets for medical equipment used in non-acute care settings. At its core, the company designs, manufactures and distributes medical devices that help people to move, breathe, rest and perform essential hygiene. The company provides clinically complex medical device solutions for congenital (e.g., cerebral palsy, muscular dystrophy, spina bifida), acquired (e.g., stroke, spinal cord injury, traumatic brain injury, post-acute recovery, pressure ulcers) and degenerative (e.g., ALS, multiple sclerosis, chronic obstructive pulmonary disease (COPD), age related, bariatric) conditions. The company's products are important parts of care for people with a wide range of challenges, from those who are active and heading to work or school each day and may need additional mobility or respiratory support, to those who are cared for in residential care settings, at home and in rehabilitation centers. The company sells its products principally to home medical equipment providers with retail and e-commerce channels, residential care operators, dealers and government health services in North America, Europe and Asia/Pacific. For more information about the company and its products, visit the company's website at www.invacare.com. The contents of the company's website are not part of this Quarterly Report on Form 10-Q and are not incorporated by reference herein.

MD&A	Overview

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The discussion and analysis presented below is concerned with material changes in financial condition and results of operations between the periods specified in the condensed consolidated balance sheets at September 30, 2018 and December 31, 2017, and in the condensed consolidated statement of comprehensive income (loss) for the three and nine months ended September 30, 2018 and September 30, 2017. All comparisons presented are with respect to the same period last year, unless otherwise stated. This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes that appear elsewhere in this Quarterly Report on Form 10-Q and the MD&A included in the company's Annual Report on Form 10-K for the year ended December 31, 2017 and for some matters, SEC filings from prior periods may be useful sources of information.

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

Strategy
The company had a strategy to be a leading provider of durable medical equipment to providers in global markets by providing the broadest portfolio available. This strategy had not kept pace with certain reimbursement changes, competitive dynamics and company-specific challenges in recent years. Since 2015, the company has made a major shift in its strategy. The company has since been aligning its resources to produce solutions that address clinically complex needs thereby increasing the value of the company's product offering. By focusing the company’s efforts to provide the best possible assistance and outcomes to the people and caregivers who use its products, the company aims to improve its financial condition for sustainable profit and growth. To execute this transformation, the company is undertaking a substantial three-phase multi-year transformation plan.

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

OUTLOOK
The company's pursuit of profitable sales growth and cost reductions is expected to lead to achieving its long-term operating income and EBITDA goals. While the company remains positive about the growth potential of its businesses, there is much more work to be done, especially in North America to accelerate the return to profitable growth and offset inflationary pressures driven by the effects of tariffs. The company will undertake additional actions to streamline operations, and resize and reshape the organization. For example, the company announced a reduction in force in North America on November 1, 2018 which is expected to yield annualized savings of $5.0 million.
In North America, the company's focus will be on continued growth in the mobility and seating product category and implementing a multi-channel approach to ambulatory oxygen products, lifestyle products and the IPG segment. The company anticipates positive constant currency net sales growth in the mobility and seating segment. However, further consolidation of healthcare customers could result in additional pricing pressure. The company expects the reimbursement changes announced by Centers for Medicare and Medicaid Services (CMS) on November 1, 2018, which will be effective January 1, 2019, could have a negative impact on net sales beyond the first quarter of 2019 as providers are cautious to invest in inventory before the impacts of the national competitive bidding changes are fully known and assess the regional markets they will pursue.
While the company realized slight constant currency net sales growth in the Europe segment in 3Q18, the segment may continue to experience reduced sales in 4Q18 as it shifts its product mix toward more clinically valued, higher-margin products. The company expects sales growth in Europe during 2019 as it realizes the benefit of new product introductions.
As noted last quarter, the company anticipates in the near-term an unfavorable impact on its results due to tariffs, increased freight costs, as well as increased commodity and material costs directly related to those same factors, particularly in consideration of new tariffs introduced in September 2018. The specific impact is difficult to estimate as the U.S. federal government's policy on tariffs continues to be implemented, and the company may not be able to fully offset any increases with internal actions such as alternative supply chain arrangements, price increases to customers and other actions. These higher costs may make the company's products less price-competitive in its markets. The company implemented a price increase in October for lifestyle and respiratory products and continues to absorb significant cost increases in complex rehab products. Based on the level of tariffs implemented through September, the company estimates an annual unfavorable impact, if unmitigated, of between $5 to $7 million.

Given these pressures on the business, the company expects to be diligent in managing investments and SG&A expenses for the remainder of the year. Working capital needs are expected to expand as the business grows, especially in support of expected increases in mobility and seating sales, which require substantial working capital and demonstration units to be effective. Previously, the company guided that free cash flow usage for 2018 would be similar to 2017, however, the company believes that cash flow usage may increase given the headwinds described above, including the impact of tariffs, national competitive bidding uncertainty and increased inventory related to net sales declines, specifically in respiratory products, and to product transfers in Europe. The company will continue to take actions to minimize cash flow usage for the remainder of the year. Based on current expectations, the company believes its cash balances and available borrowing capacity should be sufficient to fund its transformation.
The company will continue to emphasize a culture of quality and operational excellence, profitable sales growth and the achievement of its long-term objectives.

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

($ in thousands USD)	3Q18*	3Q17	Reported % Change	Foreign Exchange % Impact	Constant Currency % Change
Europe	144,339	143,281	0.7	0.3	0.4
NA/HME	73,696	79,516	(7.3)	(0.4)	(6.9)
IPG	15,148	13,975	8.4	(0.4)	8.8
Asia/Pacific	11,376	14,134	(19.5)	(6.5)	(13.0)
Consolidated	244,559	250,906	(2.5)	(0.3)	(2.2)

($ in thousands USD)	YTD 3Q18	YTD 3Q17	Reported % Change	Foreign Exchange % Impact	Constant Currency % Change
Europe	414,549	391,274	5.9	7.3	(1.4)
NA/HME	233,345	241,467	(3.4)	0.1	(3.5)
IPG	43,739	45,668	(4.2)	0.1	(4.3)
Asia/Pacific	36,138	37,737	(4.2)	(1.2)	(3.0)
Consolidated	727,771	716,146	1.6	4.0	(2.4)

*Date format is quarter and year in each instance. “YTD” means the first nine months of the year.
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
Constant currency net sales performance drivers by segment:
Europe - Constant currency net sales increased slightly in 3Q18 compared to 3Q17 driven by increases in mobility and seating sales partially offset by decreases in lifestyle and respiratory products. The company continues to apply its transformation strategy to this segment to focus more on clinically valued, higher-margin products. Constant currency

YTD 3Q18 net sales decreased compared to YTD 3Q17 as decreases in lifestyle and respiratory products were partially offset by mobility and seating increases.
North America/Home Medical Equipment (NA/HME) -
Constant currency net sales for 3Q18 decreased compared to 3Q17 driven by decreases in respiratory and lifestyle product sales which more than offset increases of 8.9% in mobility and seating products. Respiratory product sales decreased in all product categories compared to 3Q17. With the uncertainty regarding the impending reimbursement changes in the U.S. that will be effective January 1, 2019, the company believes providers were cautious to invest in inventory before the final determination on national competitive bidding is issued by the Centers for Medicare and Medicaid Services. The company believes such uncertainty and caution negatively impacted both respiratory and lifestyle product volumes in the NA/HME segment. The YTD 3Q18 decrease in constant currency net sales compared to the first nine months last year was driven by all product categories except for mobility and seating products.
Institutional Products Group (IPG) - Constant currency net sales 3Q18 increased compared to the same period last year primarily driven by increased sales of interior design projects and bed products. YTD 3Q18 net sales decreased compared to

MD&A	Net Sales

the same periods last year principally due to lower bed product sales which were negatively impacted by a 2Q18 supply disruption that was resolved by the end of 2Q18.
Asia/Pacific - Constant currency net sales decreased for 3Q18 and YTD 3Q18 compared to the same periods last year principally driven by decreased sales in institutional products, primarily beds in Australia, as well as decreases in mobility and seating and lifestyle products for the quarter only as mobility and seating sales increased on a year-to-date basis.

The following tables provide net sales at reported rates for the quarters ended September 30, June 30 and March 31, 2018, respectively, and net sales for the quarter ended September 30, and June 30, 2018, respectively, as translated at the foreign exchange rates for the quarter ended March 31, 2018 with each then compared to each other (constant currency sequential net sales). The company began this disclosure in 2017 to illustrate the effect of its transformation on its segments and continues to do so while the transformation continues, and this is useful.

	3Q18 at Reported Foreign Exchange Rates	Foreign Exchange Translation Impact	3Q18 at 1Q18 Foreign Exchange Rates	2Q18 at 1Q18 Foreign Exchange Rates	Sequential Growth $	Sequential Growth %
Europe	$144,339	$6,552	$150,891	$139,093	$11,798	8.5%
NA/HME	73,696	258	73,954	80,053	(6,099)	(7.6)
IPG	15,148	39	15,187	13,719	1,468	10.7
Asia Pacific	11,376	902	12,278	14,128	(1,850)	(13.1)
Consolidated	$244,559	$7,751	$252,310	$246,993	$5,317	2.2%

	2Q18 at Reported Foreign Exchange Rates	Foreign Exchange Translation Impact	2Q18 at 1Q18 Foreign Exchange Rates	1Q18 at 1Q18 Foreign Exchange Rates	Sequential Growth $	Sequential Growth %
Europe	$138,896	$197	$139,093	$131,251	$7,842	6.0%
NA/HME	79,867	186	80,053	79,794	259	0.3
IPG	13,704	15	13,719	14,887	(1,168)	(7.8)
Asia Pacific	13,685	443	14,128	11,066	3,062	27.7
Consolidated	$246,152	$841	$246,993	$236,998	$9,995	4.2%

MD&A	Net Sales

The net sales amounts in the preceding table are converted at Q1 2018 foreign exchange rates so that the sequential change in net sales can be shown, excluding the impact of changes in foreign currency exchange rates.

Compared to 2Q18, Europe constant currency sequential net sales improved 8.5%, which reflects historical trends as the third quarter of the year is typically this segment's strongest quarter related to net sales. The sequential improvement from 1Q18 to 2Q18 for NA/HME and Asia Pacific did not continue in 3Q18 while IPG sales, driven by interior design projects and bed sales, continued to improve in 3Q18 vs the prior quarters of 2018.

Compared to 2Q18, NA/HME constant currency sequential net sales decreased 7.6% primarily due to lower respiratory product sales and to a lesser extent lifestyle products and slower growth in mobility and seating sequential improvement. With the uncertainty regarding the impending reimbursement changes in the U.S. that will be effective January 1, 2019, the company believes providers were cautious to invest in inventory before the final determination on national competitive bidding is issued by the Centers for Medicare and Medicaid Services. The company believes such uncertainty and caution negatively impacted both respiratory and lifestyle product volumes in the NA/HME segment.

The IPG sequential increase was driven by increased sales of interior design projects and bed products

The Asia Pacific sequential decrease was driven by decreases in all product categories.

MD&A	Net Sales

Net sales of mobility and seating products, which comprise most of the company's clinically complex product portfolio, increased to 43% from 40% for constant currency net sales by product for 3Q18 compared to 2Q18.

This increase reflects the company's continued transformation efforts, especially where the company has shifted the product portfolio and alignment of resources to focus on clinically complex solutions.

MD&A	Gross Profit

GROSS PROFIT

Gross profit dollars for 3Q18 decreased compared to 3Q17 principally due to reduced net sales, unfavorable material costs, increased freight and R&D expense. NA/HME experienced significantly higher costs from materials sourced both internationally and domestically due to the indirect impact of tariffs of approximately $1,300,000 during the quarter. The tariff impact was significantly higher than the company's previous estimate. Gross profit as a percentage of net sales was lower by 140 basis points compared to 3Q17 primarily as a result of rising material costs associated with U.S. tariffs, higher freight costs incurred in NA/HME and Europe, and unfavorable operational variances in Europe.
Gross profit dollars for YTD 3Q18 decreased compared to YTD 3Q17 principally due to higher freight costs and unfavorable purchase price variances which partially offset by favorable product mix and reduced warranty expense. Gross profit as a percentage of net sales was lower by 70 basis points compared to the same period last year primarily due to increased freight costs.
Gross profit and gross margin drivers by segment:
Europe - Gross margin as a percentage of net sales for 3Q18 decreased 0.3 of a percentage point, while gross profit dollars decreased $188,000, compared to 3Q17. The decrease in gross profit dollars was driven primarily by increased R&D expense and increased freight costs, primarily related to product transfers associated with facility consolidation, partially offset by improved sales volumes and favorable product mix. Excluding the temporary impact of unfavorable manufacturing variances of approximately $500,000 related to the product transfers, gross margin would have shown year over year improvement.
Gross margin as a percentage of net sales for YTD 3Q18 decreased 0.3 of a percentage point, while gross profit dollars increased $5,838,000, compared to the same period last year. The increase in gross profit dollars was driven by favorable foreign currency partially offset by lower sales volume, unfavorable manufacturing variances, increased R&D and freight expense.
NA/HME - Gross margin as a percentage of net sales for 3Q18 decreased 4.7 percentage points, while gross profit dollars decreased $5,028,000, compared to 3Q17. The decrease in gross profit dollars was primarily due to lower sales volumes, unfavorable material cost and increased freight costs, both impacted by tariffs. The negative impact of tariffs and material costs impacted by tariffs was approximately $1,300,000 in 3Q18.
Gross margin as a percentage of net sales for YTD 3Q18 decreased 2.9 percentage points, while gross profit dollars decreased $8,806,000, compared to YTD 3Q17. The decrease in gross profit dollars was primarily due to net sales volume declines, increased material costs and freight costs, both impacted by tariffs.
IPG - Gross margin as a percentage of net sales for 3Q18 increased 0.2 of a percentage point, and gross profit dollars increased $299,000, compared to 3Q17. The increase in gross profit dollars was driven principally by an increase in sales and reduced warranty expense.
Gross margin as a percentage of net sales for YTD 3Q18 decreased 0.2 of a percentage point, and gross profit dollars decreased $994,000, compared to YTD 3Q17. The decrease in gross profit dollars was driven by lower net sales partially offset by reduced warranty expense.
Asia/Pacific - Gross margin as a percentage of net sales for 3Q18 decreased 1.2 percentage points, while gross profit dollars decreased $679,000, compared to 3Q17. The decrease in gross profit dollars was primarily due to a net sales decrease partially offset by reduced R&D expense.
Gross margin as a percentage of net sales for YTD 3Q18 increased 4.0 percentage points, while gross profit dollars increased $2,571,000, compared to YTD 3Q17. The increase in gross profit dollars was primarily due to reduced research and development expenses and favorable manufacturing variances.

MD&A	Gross Profit

Sequential gross profit as a percentage of net sales and gross margin dollars decreased by 0.6 of a percentage point comparing 3Q18 to 2Q18 driven by material and freight costs as well as increased warranty expense. Sequential gross profit as a percentage of net sales increased for Europe and IPG but decreased for NA/HME and Asia/Pacific.

Sequential quarterly gross profit dollars decreased

$1,757,000. The decrease in gross profit dollars was primarily attributable to the same items driving the gross margin percentage decrease, including the negative impact of direct tariffs and material costs impacted by tariffs indirectly of $1,300,000 in 3Q18.

MD&A	SG&A

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

($ in thousands USD)	3Q18	3Q17	Reported Change	Foreign Exchange Impact	Constant Currency Change
SG&A Expenses - $	69,945	75,921	(5,976)	605	(5,371)
SG&A Expenses - % change			(7.9)	(0.8)	(7.1)
% to net sales	28.6	30.3

($ in thousands USD)	YTD 3Q18	YTD 3Q17	Reported Change	Foreign Exchange Impact	Constant Currency Change
SG&A Expenses - $	214,972	224,155	(9,183)	(6,053)	(15,236)
SG&A Expenses - % change			(4.1)	2.7	(6.8)
% to net sales	29.5	31.3

SG&A expense excluding the impact of foreign currency translation, which is referred to as "constant currency SG&A", decreased for 3Q18 and YTD 3Q18 compared to the same periods last year primarily due to reduced employment costs.

SG&A expense drivers by segment:

Europe - SG&A expenses for 3Q18 were unchanged compared to 3Q17 with foreign currency translation decreasing SG&A expenses by approximately $152,000, or 0.5%. Constant currency SG&A expenses increased $164,000, or 0.5%. The increased expense was primarily attributable to unfavorable foreign currency transactions and higher sales and marketing costs principally offset by lower employment costs.

SG&A expenses for YTD 3Q18 increased by 7.0%, or $6,449,000, compared to YTD 3Q17 with foreign currency translation increasing SG&A expenses by approximately $6,040,000, or 6.6%. Constant currency SG&A expenses increased $409,000, or 0.4%. The increased expense was primarily attributable to unfavorable foreign currency transactions and higher consulting and depreciation expense partially offset by lower employment costs.

NA/HME - SG&A expenses for 3Q18 decreased 14.5%, or $4,631,000, compared to 3Q17 with foreign currency translation decreasing SG&A expenses by approximately $154,000. Constant currency SG&A expenses decreased $4,477,000, or 14.0% driven primarily by decreased employment costs and favorable foreign currency transactions.

SG&A expenses for YTD 3Q18 decreased 14.2%, or $13,674,000, compared to YTD 3Q17 with foreign currency increasing SG&A expenses by approximately $163,000. Constant currency SG&A expenses decreased $13,837,000, or 14.4% driven primarily by decreased employment costs.

IPG - SG&A expenses for 3Q18 decreased 2.8%, or $74,000, compared to 3Q17 with foreign currency translation having an immaterial impact. Constant currency SG&A expenses decreased $70,000 or 2.7%. The decrease in expense was primarily related to lower employment costs.

SG&A expenses for YTD 3Q18 decreased 9.3%, or $759,000, compared to YTD 3Q17 with foreign currency translation having an immaterial impact. Constant currency SG&A expenses decreased $760,000 or 9.4%. The decrease in expense was primarily related to lower employment costs.

Asia/Pacific - SG&A expenses for 3Q18 decreased 7.3%, or $294,000, compared to 3Q17 with foreign currency translation decreasing SG&A expenses $295,000, or 7.3%. Constant currency SG&A expenses were flat as lower employment costs were offset by unfavorable foreign currency transactions.

SG&A expenses for YTD 3Q18 decreased 1.2%, or $133,000, compared to YTD 3Q17 with foreign currency translation decreasing SG&A expenses $151,000, or 1.0%. Constant currency SG&A expenses increased $18,000, or 0.2%. The slight increase in expense was primarily related to unfavorable foreign currency transactions principally offset by lower employment costs.

Other - SG&A expenses for 3Q18 decreased 16.8%, or $989,000, compared to 3Q17. SG&A expenses for YTD 3Q18 decreased 6.4%, or $1,066,000, compared to YTD 3Q17. Both the quarter and year-to-date decreases were driven primarily by decreased employment costs, including equity compensation expense.

MD&A	Operating Income (Loss)

OPERATING INCOME (LOSS)

($ in thousands USD)	3Q18	3Q17	$ Change	% Change	YTD 3Q18	YTD 3Q17	$ Change	% Change
Europe	11,788	11,987	(199)	(1.7)	23,553	24,164	(611)	(2.5)
NA/HME	(12,836)	(12,446)	(390)	(3.1)	(29,394)	(34,267)	4,873	14.2
IPG	1,575	1,202	373	31.0	4,336	4,572	(236)	(5.2)
Asia/Pacific	2	387	(385)	99.5	2,544	(161)	2,705	1,680.1
All Other	(4,885)	(6,311)	1,426	22.6	(16,559)	(17,556)	997	5.7
Charges related to restructuring	(920)	(703)	(217)	(30.9)	(1,665)	(8,973)	7,308	81.4
Consolidated Operating Loss	(5,276)	(5,884)	608	10.3	(17,185)	(32,221)	15,036	46.7

For 3Q18 and YTD 3Q18, consolidated operating loss improved with 3Q18 improvement driven by lower employee costs offset by reduced gross profit while YTD 3Q18 improvement was driven by reduced restructuring charges and lower employee costs partially offset by reduced gross profit.

Operating income (loss) by segment:
Europe - Operating income for 3Q18 decreased compared to 3Q17 principally due to unfavorable manufacturing variances, increased freight costs driven by product transfers associated with facility consolidation and higher R&D expense, partially offset by lower employment costs. Operating income for YTD 3Q18 decreased compared to YTD 3Q17 primarily driven by the same items noted for the quarter.

NA/HME - Operating loss for 3Q18 increased slightly compared to 3Q17 primarily related to lower sales and gross margin, partially offset by reduced SG&A expense, due largely to lower employment costs. 3Q18 operating loss includes the negative impact of tariffs and material costs impacted by tariffs of approximately $1,300,000. Operating loss for YTD 3Q18 decreased compared to YTD 3Q17 primarily due to reduced employment costs, R&D and warranty expense, partially offset by the negative impact of product mix and increased freight costs.

IPG - Operating income for 3Q18 improved compared to the same period last year principally due to an increase in sales and reduced warranty expense. Operating income for YTD 3Q18 compared to YTD 3Q17 decreased compared to the same period last year principally due to a decrease in sales partially offset by reduced warranty expense and employment costs.

Asia/Pacific - Operating income for 3Q18 decreased compared to 3Q17 as a result of a net sales decrease and negative impact of product mix partially offset by reduced R&D expense. Operating income for YTD 3Q18 increased compared to YTD 3Q17 driven by reduced R&D expense, lower manufacturing and employment costs partially offset by unfavorable foreign currency transactions.

All Other - Operating loss for 3Q18 improved compared to 3Q17 primarily due to reduced SG&A expense, driven by lower employment costs, and favorable intercompany profit in inventory eliminations. Operating loss for YTD 3Q18 improved compared to YTD 3Q17 primarily due to reduced SG&A expense, driven by lower equity compensation costs partially offset by higher consulting costs.

Charge Related to Restructuring Activities
Restructuring charges totaled $1,665,000 for YTD 3Q18 principally related to severance costs. Restructuring charges were incurred in the Europe ($1,170,000), Asia/Pacific ($268,000) and NA/HME ($227,000) segments.

Restructuring charges totaled $8,973,000 for YTD 3Q17 which related principally to severance and contract termination costs incurred in the NA/HME segment ($6,000,000) and severance in the Europe ($1,890,000) and Asia/Pacific ($1,083,000) segments. Significant charges were incurred YTD 3Q17 due to the company's decision to close one of its China locations. Most of the outstanding restructuring accruals at September 30, 2018 are expected to be paid out in the next twelve months.

MD&A	Other Items

OTHER ITEMS

Net Gain (Loss) on Convertible Debt Derivatives

($ in thousands USD)	Change in Fair Value - Gain (Loss)
	3Q18	3Q17	YTD 3Q18	YTD 3Q17

Convertible Note Hedge Assets	(55,443)	27,267	(39,690)	33,028
Convertible Debt Conversion Liabilities	59,523	(29,817)	43,894	(35,728)
Net Gain (Loss) on Convertible Debt Derivatives	4,080	(2,550)	4,204	(2,700)

The company recognized net gains of $4,080,000 and $4,204,000 in 3Q18 and YTD 3Q18, respectively, compared to net losses of $2,550,000 and $2,700,000 in 3Q17 and YTD 3Q17, respectively, related to the fair value of convertible debt derivatives. See "Long-Term Debt" in the notes to the Consolidated Financial Statements included elsewhere in this report for more detail.

Interest

($ in thousands USD)	3Q18	3Q17	$ Change	% Change
Interest Expense	7,115	6,844	271	4.0
Interest Income	(85)	(137)	52	(38.0)

($ in thousands USD)	YTD 3Q18	YTD 3Q17	$ Change	% Change
Interest Expense	21,041	16,007	5,034	31.4
Interest Income	(470)	(274)	(196)	71.5

The increase in interest expense for 3Q18 and YTD 3Q18 compared to the same periods last year was primarily related to interest on the convertible notes issued in the second quarter of 2017.

Income Taxes

The company had an effective tax rate of 46.2% and 27.2% on losses before tax from continuing operations for 3Q18 and YTD 3Q18, respectively, compared to an expected benefit of 21.0% on the continuing operations pre-tax loss for each period. The rate for 3Q18 was impacted by net gain on convertible debt derivatives with no tax expense due to valuation reserve in the U.S. The company had an effective tax rate of 22.8% and 16.2% on losses before tax from continuing operations for 3Q17 and YTD 3Q17, respectively, compared to an expected benefit at the U.S. statutory rate of 35.0% on the continuing operations pre-tax loss for each period. The company's effective tax rate 3Q17 and YTD 3Q17 was unfavorable as compared to the U.S. federal statutory rate expected benefit, principally due to the negative impact of the company not being able to record tax benefits related to the significant losses in countries which had tax valuation allowances. The effective tax rate was increased for 3Q18 and YTD 3Q18 and decreased for 3Q17 and YTD 3Q17 by certain taxes outside the United States, excluding countries with tax valuation allowances, that were at an effective rate higher than the U.S. statutory rate for 3Q18 and YTD 3Q18 and lower than the U.S. statutory rate for 3Q17 and YTD 3Q17. See "Income Taxes" in the notes to the Consolidated Financial Statements included elsewhere in this report for more detail.

MD&A	Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES

The company continues to maintain an adequate liquidity position through its cash balances and unused bank lines of credit (see Long-Term Debt in the Notes to Condensed Consolidated Financial Statements included in this report).

Key balances on the company's balance sheet and related metrics:

($ in thousands USD)	September 30, 2018	December 31, 2017	$ Change	% Change
Cash and cash equivalents	118,268	176,528	(58,260)	(33.0)
Working capital (1)	209,520	238,850	(29,330)	(12.3)
Total debt (2)	299,806	301,415	(1,609)	(0.5)
Long-term debt (2)	298,225	299,375	(1,150)	(0.4)
Total shareholders' equity	369,932	423,294	(53,362)	(12.6)
Credit agreement borrowing availability (3)	36,039	39,949	(3,910)	(9.8)

(1)	Current assets less current liabilities.

(2)	Long-term debt and Total debt include debt issuance costs recognized as a deduction from the carrying amount of debt liability and debt discounts classified as debt.

(3)
Reflects the combined availability of the company's North American and European asset-based revolving credit facilities. The change in borrowing availability is due to changes in the calculated borrowing base.

The company's cash and cash equivalents balances were $118,268,000 and $176,528,000 at September 30, 2018 and December 31, 2017, respectively. The decrease in cash was the result of normal operations and continued investment in our transformation strategy. Debt repayments, acquisitions, divestitures, the timing of vendor payments, the timing of customer rebate payments, the granting of extended payment terms to significant national accounts and other activity can have a significant impact on the company's cash flow and borrowings outstanding such that the cash reported at the end of a given period may be materially different than cash levels during a given period. While the company has cash balances in various jurisdictions around the world, there are no material restrictions regarding the use of such cash for dividends within the company, loans or other purposes, except in China where the cash balance, as of September 30, 2018, was $12,163,000. The company continues the process of eliminating its operations there, which until completed, restricts access to certain cash balances.

The company's total debt outstanding, inclusive of the debt discount related to debentures included in equity as well as the debt discount and fees associated with the company's Convertible Senior Notes due 2021 and 2022, decreased by $1,609,000 to $299,806,000 at September 30, 2018 from $301,415,000 as of December 31, 2017. See "Long-Term Debt" in the Notes to Condensed Consolidated Financial Statements for more details regarding the company's convertible notes and credit facilities.

Based on the company's current expectations, the company believes that its cash balances and available borrowing capacity under its credit facilities should be sufficient to meet working capital needs, capital requirements, and commitments for at least the next twelve months. Notwithstanding the company's expectations, if the company's operating results decrease as the result of pressures on the business due to, for example, currency fluctuations or regulatory issues or the company's failure to execute its business plans or if the company's transformation takes longer than expected, the company may require additional financing, or may be unable to comply with its obligations under the credit facilities, and its lenders could demand repayment of any amounts outstanding under the company's credit facilities.

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

While there is general concern about the potential for rising interest rates, the company expects that it will be able to absorb modest rate increases in the months ahead without any material impact on its liquidity or capital resources. The weighted average interest rate on revolving credit borrowings, excluding capital leases, was 4.78% for the for the three and nine months ended September 30, 2018 compared to 4.84% for the year ended December 31, 2017.

See "Long-Term Debt" in the Notes to the Consolidated Financial Statements for more details regarding the company's credit facilities.

MD&A	Liquidity and Capital Resources

CAPITAL EXPENDITURES

The company estimates that capital investments for 2018 could approximate between $10,000,000 and $15,000,000, compared to actual capital expenditures of $14,569,000 in 2017. The anticipated expenditures relate primarily to the company's planned investments to transform the company. The terms of the company's credit facilities limit the company's annual capital expenditures to $35,000,000. As of September 30, 2018, the company has material capital expenditure commitments outstanding, consisting primarily of computer systems contracts. See Item 7. Contractual Obligations of the company's Annual Report on Form 10-K for the year ended December 31, 2017.

DIVIDEND POLICY

On August 30, 2018, the company's Board of Directors declared a quarterly cash dividend of $0.0125 per Common Share to shareholders of record as of October 12, 2018, which was paid on October 26, 2018. The Board of Directors has suspended the company’s regular quarterly dividend on the Class B Common Shares. Fewer than 7,000 Class B Common Shares remain outstanding and suspending the regular Class B dividend allows the company to save on the administrative costs and compliance expenses associated with that dividend. Holders of Class B Common Shares are entitled to convert their shares into Common Shares at any time on a share-for-share basis and would be eligible for any Common Share dividends declared following any such conversion.

MD&A	Cash Flows

CASH FLOWS

The cash used by operating activities for the nine months ended September 30, 2018 was driven by a net loss, decreased accrued expenses and increased inventory partially offset by reduced receivables and increased accounts payable. The decrease in cash used by operating activities in the first nine months of 2018 compared to the same period last year was principally driven by a reduced net loss partially offset by net changes in other working capital items.
The decrease in cash flows used by investing activities for the first nine months of 2018 as compared to the same period last year was primarily related to an advance payment received related to the sale of the company's Isny, Germany property and partially offset by increased purchases of property and equipment.

Cash flows used by financing activities in the first nine months of 2018 are primarily attributable to dividends and payments on capital leases. Cash flows provided by financing activities in the first nine months of 2017 reflect net proceeds received due to the issuance of the company's Convertible Senior Notes due 2022, including the net proceeds used for the related convertible note hedge and warrant transactions and payment of financing costs. These proceeds were partially offset by the repayment of $13,350,000 in aggregate principal amount of the company's convertible debentures due 2027 in the first quarter of 2017.

MD&A	Cash Flows

Free cash flow is a non-GAAP financial measure and is reconciled to the corresponding GAAP measure as follows:

($ in thousands USD)	3Q18	3Q17	YTD 3Q18	YTD 3Q17
Net cash used by operating activities	(2,444)	(2,899)	(49,542)	(53,367)
Plus:
Sales of property and equipment	1	21	38	211
Advance payment from sale of property	3,524	—	3,524	—
Less: Purchases of property and equipment	(3,587)	(1,885)	(7,814)	(7,389)
Free Cash Flow	(2,506)	(4,763)	(53,794)	(60,545)

Free cash flow for the first nine months 2018 and 2017 was negatively impacted by the same items that affected cash flows used by operating activities. Free cash flow is a non-GAAP financial measure that is comprised of net cash used by operating activities plus purchases of property and equipment less proceeds from sales of property and equipment. Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the company and its ability to repay debt or make future investments (including acquisitions, etc.).

Generally, the first half of the year is cash consumptive and impacted by significant disbursements related to annual customer rebate payments which normally occur in the first quarter of the year and, to lesser extent, into the second quarter of the year. In addition, the second quarter of the year represents the period annual employee bonuses are paid, if earned. Investment in inventory is historically heavy in the first half of the year with planning around the company's supply chain to fulfill shipments in the second half of the year and can be impacted by footprint rationalization projects. As a result, historically, the company realizes stronger cash flow in the second half of the year versus the first half of the year. On that basis and considering anticipated increased working capital investment, the company anticipates its cash flow usage and seasonality for 2018 will be similar to 2017.

The company's approximate cash conversion days at September 30, 2018, December 31, 2017 and September 30, 2017 are as follows:
The decrease in the most current days in receivables compared to prior periods was driven by lower receivables in the quarter ended September 30, 2018 compared to the prior periods shown. The days in inventory increased from the seasonal low at December 31, 2017. The days in inventory for the quarter ended September 30, 2018 were favorable to the quarter ended September 30, 2017 due to better inventory velocity over the prior year.

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

MD&A	Accounting Estimates and Pronouncements

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “could,” “plan,” “intend,” “expect,” “continue,” “believe” and “anticipate,” as well as similar comments, denote forward-looking statements that are subject to inherent uncertainties that are difficult to predict. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties, which include, but are not limited to, the following: adverse effects of the company’s consent decree of injunction with the U.S. Food and Drug Administration (FDA), including but not limited to, compliance costs, inability to rebuild negatively impacted customer relationships, unabsorbed capacity utilization, including fixed costs and overhead; any circumstances or developments that might adversely impact the third-party expert auditor’s required audits of the company’s quality systems at the facilities impacted by the consent decree, including any possible failure to comply with the consent decree or FDA regulations; adverse effects of regulatory proceedings or the company's failure to comply with regulatory requirements or failure to receive regulatory clearance or approval for the company's products in the United States or abroad; adverse effects of regulatory or governmental inspections of company facilities at any time and governmental investigations or enforcement actions, including the investigation of pricing practices of one of the company’s former rentals businesses; circumstances or developments that may make the company unable to implement or realize the anticipated benefits, or that may increase the costs, of its current business initiatives; possible adverse effects on the company's liquidity that may result from delays in the implementation or realization of benefits of its current business initiatives, or from any requirement to settle conversions of its outstanding convertible notes in cash; product liability or warranty claims; product recalls, including more extensive warranty or recall experience than expected; possible adverse effects of being leveraged, including interest rate or event of default risks; exchange rate fluctuations, particularly in light of the relative importance of the company's foreign operations to its overall financial performance and including the existing and potential impacts from the Brexit referendum; adverse impacts of new tariffs or increases in commodity prices or freight costs; potential impacts of the United States administration’s policies, and any legislation or regulations that may result from those policies, and of new United States tax laws, rules, regulations or policies; legal actions, including adverse judgments or settlements of litigation or claims in excess of available insurance limits; adverse changes in government and other third-party payor reimbursement levels and practices both in the U.S. and in other countries (such as, for example, more extensive pre-payment reviews and post-payment audits by payors, or the continuing impact of the U.S. Medicare National Competitive Bidding program); ineffective cost reduction and restructuring efforts or inability to realize anticipated cost savings or achieve desired efficiencies from such efforts; delays, disruptions or excessive costs incurred in facility closures or consolidations; tax rate fluctuations; additional tax expense or additional tax exposures, which could affect the company's future profitability and cash flow; inability to design, manufacture, distribute and achieve market acceptance of new products with greater functionality or new product platforms that deliver the anticipated benefits; consolidation of health care providers; lower cost imports; uncollectible accounts receivable; difficulties in implementing/upgrading Enterprise Resource Planning systems; risks of cybersecurity attack, data breach or data loss and/or delays in or inability to recover or restore data and IT systems; risks inherent in managing and operating businesses in many different foreign jurisdictions; decreased availability or increased costs of materials which could increase the company's costs of producing or acquiring the company's products, including increases in commodity costs or freight costs; heightened vulnerability to a hostile takeover attempt or other shareholder activism; provisions of Ohio law or in the company's debt agreements, charter documents or other agreements that may prevent or delay a change in control, as well as the risks described from time to time in the company's reports as filed with the Securities and Exchange Commission. Except to the extent required by law, the company does not undertake and specifically declines any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

Financial Statements

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Income (Loss) (unaudited)

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$244,559	$250,906	$727,771	$716,146
Cost of products sold	178,970	180,166	528,319	515,239
Gross Profit	65,589	70,740	199,452	200,907
Selling, general and administrative expenses	69,945	75,921	214,972	224,155
Charges related to restructuring activities	920	703	1,665	8,973
Operating Loss	(5,276)	(5,884)	(17,185)	(32,221)
Net (gain) loss on convertible debt derivatives	(4,080)	2,550	(4,204)	2,700
Interest expense	7,115	6,844	21,041	16,007
Interest income	(85)	(137)	(470)	(274)
Loss Before Income Taxes	(8,226)	(15,141)	(33,552)	(50,654)
Income tax provision	3,800	3,450	9,125	8,225
Net Loss	$(12,026)	$(18,591)	$(42,677)	$(58,879)
Dividends Declared per Common Share	$0.0125	$0.0125	$0.0375	$0.0375
Net Loss per Share—Basic	$(0.36)	$(0.57)	$(1.29)	$(1.80)
Weighted Average Shares Outstanding—Basic	33,232	32,867	33,104	32,725
Net Loss per Share—Assuming Dilution	$(0.36)	$(0.57)	$(1.29)	$(1.80)
Weighted Average Shares Outstanding—Assuming Dilution	33,766	33,372	33,849	33,086
Net Loss	$(12,026)	$(18,591)	$(42,677)	$(58,879)
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,294)	27,439	(15,916)	54,699
Defined Benefit Plans:
Amortization of prior service costs and unrecognized gains (loss)	(98)	(168)	145	(889)
Deferred tax adjustment resulting from defined benefit plan activity	(3)	21	(52)	33
Valuation reserve (reversal) associated with defined benefit plan activity	3	(21)	52	(33)
Current period unrealized gain (loss) on cash flow hedges	437	(191)	2,156	(1,467)
Deferred tax benefit (loss) related to unrealized gain (loss) on cash flow hedges	(20)	8	(171)	113
Other Comprehensive Income (Loss)	(3,975)	27,088	(13,786)	52,456
Comprehensive Income (Loss)	$(16,001)	$8,497	$(56,463)	$(6,423)
(Elements as a % of Net Sales)
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	73.2	71.8	72.6	71.9
Gross Profit	26.8	28.2	27.4	28.1
Selling, general and administrative expenses	28.6	30.3	29.5	31.3
Charges related to restructuring activities	0.4	0.3	0.2	1.3
Operating Loss	(2.2)	(2.3)	(2.4)	(4.5)
Net gain (loss) on convertible debt derivatives	(1.7)	1.0	(0.6)	0.4
Interest expense	2.9	2.7	2.9	2.2
Interest income	—	(0.1)	(0.1)	—
Loss Before Income Taxes	(3.4)	(6.0)	(4.6)	(7.1)
Income tax provision	1.6	1.4	1.3	1.1
Net Loss	(4.9)%	(7.4)%	(5.9)%	(8.2)%
See notes to condensed consolidated financial statements.

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)

	September 30, 2018	December 31, 2017
	(In thousands)
Assets
Current Assets
Cash and cash equivalents	$118,268	$176,528
Trade receivables, net	115,051	125,615
Installment receivables, net	1,736	1,334
Inventories, net	141,764	121,933
Other current assets	32,324	31,504
Total Current Assets	409,143	456,914
Other Assets	57,941	97,576
Intangibles	28,236	30,244
Property and Equipment, net	76,251	80,016
Goodwill	391,287	401,283
Total Assets	$962,858	$1,066,033
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$97,068	$90,566
Accrued expenses	98,473	118,697
Current taxes payable	2,501	6,761
Short-term debt and current maturities of long-term obligations	1,581	2,040
Total Current Liabilities	199,623	218,064
Long-Term Debt	250,414	241,405
Other Long-Term Obligations	142,889	183,270
Shareholders’ Equity
Preferred Shares (Authorized 300 shares; none outstanding)	—	—
Common Shares (Authorized 100,000 shares; 37,032 and 36,532 issued and outstanding at September 30, 2018 and December 31, 2017, respectively)—no par	9,418	9,304
Class B Common Shares (Authorized 12,000 shares; 6 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively)—no par	2	2
Additional paid-in-capital	296,736	290,125
Retained earnings	144,102	187,999
Accumulated other comprehensive income (loss)	23,084	36,870
Treasury shares (3,837 and 3,701 shares at September 30, 2018 and December 31, 2017, respectively)	(103,410)	(101,006)
Total Shareholders’ Equity	369,932	423,294
Total Liabilities and Shareholders’ Equity	$962,858	$1,066,033

See notes to condensed consolidated financial statements.

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Operating Activities	(In thousands)
Net loss	$(42,677)	$(58,879)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	11,979	10,958
Provision for losses on trade and installment receivables	1,607	1,187
Benefit for deferred income taxes	(212)	(806)
Provision for other deferred liabilities	47	537
Provision for equity compensation	4,099	6,629
Loss (gain) on disposals of property and equipment	22	(87)
Amortization of convertible debt discount	8,588	6,094
Amortization of debt fees	1,869	1,597
(Gain) Loss on convertible debt derivatives	(4,204)	2,700
Changes in operating assets and liabilities:
Trade receivables	6,015	(3,153)
Installment sales contracts, net	(815)	(903)
Inventories	(23,066)	930
Other current assets	(1,050)	2,351
Accounts payable	8,093	(12,491)
Accrued expenses	(19,853)	(7,775)
Other long-term liabilities	16	(2,256)
Net Cash Used by Operating Activities	(49,542)	(53,367)
Investing Activities
Purchases of property and equipment	(7,814)	(7,389)
Proceeds from sale of property and equipment	38	211
Advance payment from sale of property	3,524	—
Change in other long-term assets	(588)	(239)
Other	11	(85)
Net Cash Used by Investing Activities	(4,829)	(7,502)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	—	95,220
Payments on revolving lines of credit and long-term borrowings	(1,081)	(15,914)
Proceeds from exercise of stock options	2,625	1,761
Payment of financing costs	—	(4,711)
Payment of dividends	(1,220)	(1,200)
Issuance of warrants	—	14,100
Purchase of treasury stock	(2,404)	(1,221)
Net Cash (Used) Provided by Financing Activities	(2,080)	88,035
Effect of exchange rate changes on cash	(1,809)	4,564
Increase (decrease) in cash and cash equivalents	(58,260)	31,730
Cash and cash equivalents at beginning of year	176,528	124,234
Cash and cash equivalents at end of period	$118,268	$155,964

See notes to condensed consolidated financial statements.

Notes to Financial Statements	Accounting Policies

Accounting Policies

Principles of Consolidation:  The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of September 30, 2018 and the results of its operations and changes in its cash flow for the nine months ended September 30, 2018 and 2017, respectively. Certain foreign subsidiaries, represented by the European segment, are consolidated using an August 31 quarter end to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the company's financial statements. All significant intercompany transactions are eliminated. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year.

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

Divested Businesses

Operations Held for Sale

Prior to 2018, the company had recorded expenses related to the sale of all operations held for sale totaling $2,892,000, of which $2,366,000 has been paid out as of September 30, 2018.

Discontinued Operations
From 2012 through 2014, the company sold three businesses which were classified as discontinued operations. Prior to 2018, the company had recorded cumulative expenses related to the sale of discontinued operations totaling $8,801,000, of which $8,405,000 have been paid as of September 30, 2018.

Notes to Financial Statements	Current Assets

Current Assets

Receivables

Receivables consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Accounts receivable, gross	$142,252	$154,966
Customer rebate reserve	(17,033)	(18,747)
Allowance for doubtful accounts	(5,034)	(5,113)
Cash discount reserves	(3,925)	(4,252)
Other, principally returns and allowances reserves	(1,209)	(1,239)
Accounts receivable, net	$115,051	$125,615

Reserves for customer bonus and cash discounts are recorded as a reduction in revenue and netted against gross accounts receivable. Customer rebates in excess of a given customer's accounts receivable balance are classified in Accrued Expenses. Customer rebates and cash discounts are estimated based on the most likely amount principle as well as historical experience and anticipated performance. In addition, customers have the right to return product within the company’s normal terms policy, and as such the company estimates the expected returns based on an analysis of historical experience and adjusts revenue accordingly. The decrease in customer rebates reserve from December 31, 2017 to September 30, 2018 was the result of rebate payments, the majority of which are paid in the first quarter of each year.

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
Installment receivables consist of the following (in thousands):

	September 30, 2018			December 31, 2017
	Current	Long- Term	Total	Current	Long- Term	Total
Installment receivables	$2,234	$2,697	$4,931	$2,415	$2,076	$4,491
Less: Unearned interest	(29)	—	(29)	(38)	—	(38)
	2,205	2,697	4,902	2,377	2,076	4,453
Allowance for doubtful accounts	(469)	(2,234)	(2,703)	(1,043)	(1,601)	(2,644)
Installment receivables, net	$1,736	$463	$2,199	$1,334	$475	$1,809

Installment receivables purchased from DLL during the nine months ended September 30, 2018 increased the gross installment receivables balance by $1,295,000. No sales of installment receivables were made by the company during the quarter.

The movement in the installment receivables allowance for doubtful accounts was as follows (in thousands):

	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
Balance as of beginning of period	$2,644	$2,838
Current period provision (benefit)	399	1,001
Direct write-offs charged against the allowance	(340)	(1,195)
Balance as of end of period	$2,703	$2,644

Installment receivables by class as of September 30, 2018 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired installment receivables with a related allowance recorded	$4,087	$4,087	$2,703	$—
Canada
Non-Impaired installment receivables with no related allowance recorded	844	815	—	99
Impaired installment receivables with a related allowance recorded	—	—	—	—
Total Canadian installment receivables	844	815	—	99
Total
Non-Impaired installment receivables with no related allowance recorded	844	815	—	99
Impaired installment receivables with a related allowance recorded	4,087	4,087	2,703	—
Total installment receivables	$4,931	$4,902	$2,703	$99

Notes to Financial Statements	Current Assets

Installment receivables by class as of December 31, 2017 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired installment receivables with a related allowance recorded	$3,566	$3,566	$2,642	$—
Canada
Non-Impaired installment receivables with no related allowance recorded	923	885	—	74
Impaired installment receivables with a related allowance recorded	2	2	2	—
Total Canadian installment receivables	925	887	2	74
Total
Non-Impaired installment receivables with no related allowance recorded	923	885	—	74
Impaired installment receivables with a related allowance recorded	3,568	3,568	2,644	—
Total installment receivables	$4,491	$4,453	$2,644	$74

Installment receivables with a related allowance recorded as noted in the table above represent those installment receivables on a non-accrual basis in accordance with ASU 2010-20. As of September 30, 2018, the company had no U.S. installment receivables past due of 90 days or more for which the company is still accruing interest. Individually, all U.S. installment receivables are assigned a specific allowance for doubtful accounts based on management’s review when the company does not expect to receive both the contractual principal and interest payments as specified in the loan agreement. In Canada, the company had an immaterial amount of Canadian installment receivables which were past due of 90 days or more as of December 31, 2017 for which the company was still accruing interest.

The aging of the company’s installment receivables was as follows (in thousands):

	September 30, 2018			December 31, 2017
	Total	U.S.	Canada	Total	U.S.	Canada
Current	$836	$—	$836	$916	$—	$916
0-30 Days Past Due	8	—	8	6	—	6
31-60 Days Past Due	—	—	—	—	—	—
61-90 Days Past Due	—	—	—	—	—	—
90+ Days Past Due	4,087	4,087	—	3,569	3,566	3
	$4,931	$4,087	$844	$4,491	$3,566	$925

Notes to Financial Statements	Current Assets

Inventories

Inventories consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Finished goods	$63,899	$52,773
Raw materials	67,228	59,497
Work in process	10,637	9,663
Inventories, net	$141,764	$121,933

Other Current Assets

Other current assets consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Value added tax receivables	$15,665	$16,174
Service contracts	3,145	2,812
Derivatives (foreign currency forward exchange contracts)	1,400	730
Prepaid inventory	602	711
Prepaid insurance	547	2,647
Prepaid debt fees	394	397
Recoverable income taxes	387	341
Prepaid and other current assets	10,184	7,692
Other Current Assets	$32,324	$31,504

Notes to Financial Statements	Long-Term Assets

Long-Term Assets

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Convertible 2022 note hedge asset	$29,399	$46,680
Convertible 2021 note hedge asset	24,506	46,915
Cash surrender value of life insurance policies	2,011	1,991
Deferred financing fees	499	787
Long-term installment receivables	463	475
Long-term deferred taxes	306	518
Investments	90	103
Other	667	107
Other Long-Term Assets	$57,941	$97,576

The year-to-date changes in the fair values of the note hedge assets during the year were significantly impacted by the change in the company's stock price.

Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Machinery and equipment	$301,791	$307,244
Land, buildings and improvements	77,805	78,522
Leasehold improvements	9,069	9,947
Furniture and fixtures	10,067	10,264
Property and Equipment, gross	398,732	405,977
Less allowance for depreciation	(322,481)	(325,961)
Property and Equipment, net	$76,251	$80,016

In the third quarter of 2018, the company agreed to sell its Isny, Germany location with a net book value at the signing of the agreement of approximately $2,900,000, which is included in Land, buildings and improvements in the table above. In accordance with the agreement, title will not transfer to the buyer until April 2020; however, the company received an advance payment of $3,524,000 representing a majority of the proceeds to be received, which is reflected in the investing section of the Consolidated Statement of Cash Flows and classified in Other Long-Term Obligation in the Consolidated Balance Sheets. The company will continue to depreciate the building and expects to record a gain on the transaction when completed in 2020.

Goodwill
The change in goodwill from December 31, 2017 to September 30, 2018 was due to foreign currency translation.

Notes to Financial Statements	Long-Term Assets

Intangibles

The company's intangibles consist of the following (in thousands):

	September 30, 2018		December 31, 2017
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer lists	$53,172	$51,733	$54,516	$51,957
Trademarks	25,661	—	26,372	—
Developed technology	7,748	6,630	7,925	6,636
Patents	5,531	5,527	5,566	5,559
License agreements	773	773	1,187	1,187
Other	1,162	1,148	1,162	1,145
Intangibles	$94,047	$65,811	$96,728	$66,484

All the company’s intangible assets have been assigned definite lives and continue to be amortized over their useful lives, except for trademarks shown above, which have indefinite lives. The changes in intangible balances reflected on the balance sheet from December 31, 2017 to September 30, 2018 were the result of foreign currency translation and amortization.

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

Amortization expense related to intangibles was $1,238,000 in the first nine months of 2018 and is estimated to be $1,640,000 in 2018, $1,279,000 in 2019, $190,000 in 2020, $190,000 in 2021, $190,000 in 2022 and $190,000 in 2023. Amortized intangibles are being amortized on a straight-line basis over remaining lives of 1 to 10 years with most of the intangibles being amortized over an average remaining life of approximately 3 years.

Notes to Financial Statements	Current Liabilities

Current Liabilities

Accrued Expenses

Accrued expenses consist of accruals for the following (in thousands):

	September 30, 2018	December 31, 2017
Salaries and wages	$27,974	$33,390
Taxes other than income taxes, primarily Value Added Taxes	20,037	22,627
Warranty	18,179	22,468
Professional	6,392	5,203
Freight	4,169	4,002
Interest	3,383	3,919
Product liability, current portion	3,172	2,905
Deferred revenue	3,117	2,770
Severance	1,326	3,704
Insurance	911	645
Rent	636	808
Derivative liabilities (foreign currency forward exchange contracts)	487	2,120
Rebates	398	5,831
Supplemental Executive Retirement Program liability	391	391
Other items, principally trade accruals	7,901	7,914
Accrued Expenses	$98,473	$118,697

Depending on the terms of the contract, the company may defer the recognition of a portion of the revenue at the end of a reporting period to align with the transfer of control of the company’s products to the customer. In addition, to the extent performance obligations are satisfied over time, the company defers revenue recognition until the performance obligations are satisfied.

Accrued rebates relate to several volume incentive programs the company offers its customers. The company accounts for these rebates as a reduction of revenue when the products are sold in accordance with the guidance in ASC 605-50, Customer Payments and Incentives. Rebates are netted against gross accounts receivables unless in excess of such receivables and then classified as accrued expenses. The reduction in accrued rebates from December 31, 2017 to September 30, 2018 primarily relates to payments principally made in the first quarter each year.

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
The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

Balance as of January 1, 2018	$22,468
Warranties provided during the period	5,619
Settlements made during the period	(10,312)
Changes in liability for pre-existing warranties during the period, including expirations	404
Balance as of September 30, 2018	$18,179

Warranty reserves are subject to adjustment in future periods as new developments change the company's estimate of the total cost.

Notes to Financial Statements	Long-Term Liabilities

Long-Term Debt

Debt consists of the following (in thousands):

	September 30, 2018	December 31, 2017
Convertible senior notes at 5.00%, due in February 2021	$128,208	$122,355
Convertible senior notes at 4.50%, due in June 2022	93,981	89,675
Other notes and lease obligations	29,806	31,415
	251,995	243,445
Less current maturities of long-term debt	(1,581)	(2,040)
Long-Term Debt	$250,414	$241,405

The company had outstanding letters of credit of $3,121,000 and $2,945,000 as of September 30, 2018 and December 31, 2017, respectively. There were no borrowings denominated in foreign currencies, excluding a portion of the company's capital leases, as of September 30, 2018 and December 31, 2017. The weighted average interest rate on all borrowings, excluding capital leases, was 4.78% for the nine months ended September 30, 2018 compared to 4.84% for the year ended December 31, 2017.

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

In connection with entering into the company's Credit Agreement, the company incurred fees which were capitalized and are being amortized as interest expense. As of September 30, 2018, debt fees yet to be amortized through January 2021 totaled $893,000.

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

The aggregate borrowing availability under the U.S. and Canadian Credit Facility is determined based on a borrowing base formula. The aggregate usage under the U.S. and Canadian Credit Facility may not exceed an amount equal to the sum of (a) 85% of eligible U.S. accounts receivable plus (b) the lesser of (i) 70% of eligible U.S. inventory and eligible foreign in-transit inventory and (ii) 85% of the net orderly liquidation value of eligible U.S. inventory and eligible foreign in-transit inventory (not to exceed $4,000,000), plus (c) the lesser of (i) 85% of the net orderly liquidation value of U.S. eligible machinery and equipment and (ii) $877,200 as of September 30, 2018 (subject to reduction as provided in the Credit Agreement), plus (d) 85% of eligible Canadian accounts receivable, plus (e) the lesser of (i) 70% of eligible Canadian inventory and (ii) 85% of the net orderly liquidation value of eligible Canadian inventory, less (f) swing loans outstanding under the U.S. and Canadian Credit Facility, less (g) letters of credit issued and undrawn under the U.S. and Canadian Credit Facility, less (h) a $5,000,000 minimum availability reserve, less (i) other reserves required by the Administrative Agent, and in each case subject to the definitions and limitations in the Credit Agreement. As of September 30, 2018, the company was in compliance with all covenant requirements and had borrowing capacity on the U.S. and Canadian Credit Facility under the Credit Agreement of $21,831,000, considering the minimum availability reserve, then-outstanding letters of credit, other reserves and the $11,250,000 dominion trigger amount described below. Borrowings under the U.S. and Canadian Credit Facility are secured by substantially all of the company’s U.S. and Canadian assets, other than real estate.

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

The Credit Agreement contains customary default provisions, with certain grace periods and exceptions, which provide that events of default that include, among other things, failure to pay amounts due, breach of covenants, representations or warranties, bankruptcy, the occurrence of a material adverse effect, exclusion from any medical reimbursement program, and an interruption of any material manufacturing facilities for more than 10 consecutive days. There were no borrowings outstanding under the U.S. and Canadian Credit Facility at September 30, 2018.

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

The aggregate borrowing availability for each European Borrower under the European Credit Facility is determined based on a borrowing base formula. The aggregate borrowings of each of the European Borrowers under the European Credit Facility may not exceed an amount equal to (a) 85% of the European Borrower’s eligible accounts receivable, less (b) the European Borrower’s borrowings and swing line loans outstanding under the European Credit Facility, less (c) the European Borrower’s letters of credit issued and undrawn under the European Credit Facility, less (d) a $3,000,000 minimum availability reserve, less (e) other reserves required by the European Agent, and in each case subject to the definitions and limitations in the Credit Agreement. As of September 30, 2018, the aggregate borrowing availability to the European Borrowers under the European Credit Facility was approximately $14,208,000, considering the $3,000,000 minimum availability reserve and the $3,375,000 dominion trigger amount described below.

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

The proceeds of the European Credit Facility will be used to finance the working capital and other business needs of the company. There were no borrowings outstanding under the European Credit Facility at September 30, 2018.

Convertible senior subordinated debentures due 2027

In 2007, the company issued $135,000,000 principal amount of 4.125% Convertible Senior Subordinated Debentures due 2027 (the "debentures"), of which $0 principal amount remains outstanding as of September 30, 2018. The holders of the debentures exercised their right to require the company to repurchase all the debentures on February 1, 2017 at a price equal to 100% of the principal amount, which totaled $13,350,000. As a result of the repurchase, the company wrote-off unamortized debt fees of $207,000 and recognized amortization expense of $311,000 in the first quarter of 2017.

Convertible senior notes due 2021

In the first quarter of 2016, the company issued $150,000,000 aggregate principal amount of 5.00% Convertible Senior Notes due 2021 (the “2021 notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2021 notes bear interest at a rate of 5.00% per year payable semi-annually in arrears on February 15 and August 15 of each year, beginning August 15, 2016. The 2021 notes will mature on February 15, 2021, unless repurchased or converted in accordance with their terms prior to such date. Prior to August 15, 2020, the 2021 notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Unless and until the company obtains shareholder approval under applicable New York Stock Exchange rules, the 2021 notes will be convertible, subject to certain conditions, into only cash. If the company obtains such shareholder approval, the 2021 notes may be settled in cash, the company’s common shares or a combination of cash and the company’s common shares, at the company’s election. The company is considering whether to seek such shareholder approval at its 2019 annual meeting of shareholders.

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

Holders of the 2021 notes will have the right to require the company to repurchase all or some of their 2021 notes at 100% of their principal, plus any accrued and unpaid interest, upon the occurrence of certain fundamental changes. The initial conversion rate is 60.0492 common shares per $1,000 principal amount of 2021 notes (equivalent to an initial conversion price of approximately $16.65 per common share). The company evaluated the terms of the conversion features under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the features did require separate accounting as a derivative. This derivative was capitalized on the balance sheet as a long-term liability and will be adjusted to reflect fair value each quarter. The fair value of the convertible debt conversion liability at issuance was $34,480,000. The fair value of the convertible debt conversion liability at September 30, 2018 was $28,461,000 compared to $53,154,000 as of December 31, 2017. The company recognized gains of $32,675,000 and $24,693,000 for the three and nine months ended September 30, 2018, respectively, compared to losses of $15,330,000 and $16,849,000 for the three and nine

Notes to Financial Statements	Long-Term Liabilities

months ended September 30, 2017, respectively, related to the convertible debt conversion liability.

In connection with the offering of the 2021 notes, the company entered into privately negotiated convertible note hedge transactions with two financial institutions (the “option counterparties”). These transactions cover, subject to customary anti-dilution adjustments, the number of the company’s common shares that will initially underlie the 2021 notes, and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the 2021 notes. The company evaluated the note hedges under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the note hedges should be accounted for as derivatives. These derivatives were capitalized on the balance sheet as long-term assets and will be adjusted to reflect fair value each quarter. The fair value of the convertible note hedge assets at issuance was $27,975,000. The fair value of the convertible note hedge assets at September 30, 2018 was $24,506,000 compared to $46,915,000 as of December 31, 2017. The company recognized losses of $30,352,000 and $22,409,000 for the three and nine months ended September 30, 2018, respectively, compared gains of $14,189,000 and $16,148,000 for the three and nine months ended September 30, 2017, respectively, related to the convertible note hedge asset.

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

The liability components of the 2021 notes consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Principal amount of liability component	$150,000	$150,000
Unamortized discount	(18,946)	(23,900)
Debt fees	(2,846)	(3,745)
Net carrying amount of liability component	$128,208	$122,355

The unamortized discount of $18,946,000 is to be amortized through February 2021. The effective interest rate on the liability component was 11.1%. Non-cash interest expense of $1,691,000 and $4,954,000 was recognized for the three and nine months ended September 30, 2018, respectively, compared to $1,518,000 and $4,446,000 for the three and nine months ended September 30, 2017, respectively. Actual interest expense accrued was $1,875,000 and $5,625,000 for the three and nine months ended September 30, 2018, respectively, compared to $1,875,000 and $5,625,000 for the three and nine months ended September 30, 2017, respectively, based on the stated coupon rate of 5.0%. The 2021 notes were not convertible as of September 30, 2018 nor was the applicable conversion threshold met.

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

Notes to Financial Statements	Long-Term Liabilities

shareholder approval, the 2022 notes may be settled in cash, the company’s common shares or a combination of cash and the company’s common shares, at the company’s election. The company is considering whether to seek such shareholder approval at its 2019 annual meeting of shareholders.

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

Holders of the 2022 notes will have the right to require the company to repurchase all or some of their 2022 notes at 100% of their principal, plus any accrued and unpaid interest, upon the occurrence of certain fundamental changes. The initial conversion rate is 61.6095 common shares per $1,000 principal amount of 2022 notes (equivalent to an initial conversion price of approximately $16.23 per common share). The company evaluated the terms of the conversion features under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the features did require separate accounting as a derivative. This derivative was capitalized on the balance sheet as a long-term liability and will be adjusted to reflect fair value each quarter. The fair value of the convertible debt conversion liability at issuance was $28,859,000. The fair value of the convertible debt conversion liability at September 30, 2018 was $34,213,000 compared to $53,414,000 at December 31, 2017. The company recognized gains of $26,848,000 and $19,201,000 for the three and nine months ended September 30, 2018, respectively, compared to losses of $14,487,000 and $18,879,000 for the three and nine months ended September 30, 2017, respectively, related to the convertible debt conversion liability.

In connection with the offering of the 2022 notes, the company entered into privately negotiated convertible note hedge transactions with one financial institution (the “option counterparty”). These transactions cover, subject to customary anti-dilution adjustments, the number of the company’s common shares that will initially underlie the 2022 notes, and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the 2022 notes. The company evaluated the note hedges under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the note hedges should be accounted for as derivatives. These derivatives were capitalized on the balance sheet as long-term assets and will be adjusted to reflect fair value each quarter. The fair value of the convertible note hedge assets at issuance was $24,780,000. The fair value of the convertible note hedge assets at September 30, 2018 was $29,399,000 compared to $46,680,000 at December 31, 2017. The company recognized losses of $25,091,000 and $17,281,000 for the three and nine months ended September 30, 2018, respectively, compared to gains of $13,078,000 and $16,880,000 for the three and nine months ended September 30, 2017, respectively, related to the convertible note hedge asset.

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

The net proceeds from the offering of the 2022 notes were approximately $115,289,000, after deducting fees and offering expenses of $4,711,000, which were paid in 2017. These debt issuance costs were capitalized and are being amortized as interest expense through June 2022. As of September 30, 2018, all of the debt issuance costs were paid. In accordance with ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, these debt issuance costs are presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability. A portion of the net proceeds from the offering were used to pay the cost of the convertible note hedge transactions (after such cost is partially offset by the proceeds to the company from the warrant transactions), which net cost was $10,680,000.

Notes to Financial Statements	Long-Term Liabilities

The liability components of the 2022 notes consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Principal amount of liability component	$120,000	$120,000
Unamortized discount	(22,744)	(26,378)
Debt fees	(3,275)	(3,947)
Net carrying amount of liability component	$93,981	$89,675

The unamortized discount of $22,744,000 is to be amortized through June 2022. The effective interest rate on the liability component was 10.9%. Non-cash interest expense of $1,247,000 and $3,634,000 was recognized for the three and nine months ended September 30, 2018, respectively, compared to $1,125,000 and $1,337,000 for both the three and nine months ended September 30, 2017, respectively. Actual interest expense accrued was $1,350,000 and $4,050,000 for the three and nine months ended September 30, 2018, respectively, compared to $1,350,000 and $1,605,000 for both the three and nine months ended September 30, 2017, respectively, based on the stated coupon rate of 4.5%. The 2022 notes were not convertible as of September 30, 2018 nor was the applicable conversion threshold met.

Notes to Financial Statements	Long-Term Liabilities

Other Long-Term Obligations

Other long-term obligations consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Convertible 2022 debt conversion liability	$34,213	$53,414
Convertible 2021 debt conversion liability	28,461	53,154
Deferred income taxes	27,918	28,890
Product liability	14,735	13,575
Pension	10,505	10,340
Deferred gain on sale leaseback	6,199	6,419
Deferred compensation	5,773	5,592
Supplemental Executive Retirement Plan liability	5,516	5,636
Advance payment on sale of land & buildings	3,524	—
Uncertain tax obligation including interest	2,895	2,738
Other	3,150	3,512
Other Long-Term Obligations	$142,889	$183,270

The convertible debt conversion liabilities amounts included in the above table represent the fair values of the conversion liabilities as of September 30, 2018 and December 31, 2017. The year-to-date changes in the fair values of the debt conversion liabilities during the year were significantly impacted by the change in the company's stock price. See "Long-Term Debt" in the notes to the Consolidated Financial Statements included elsewhere in this report for more detail.

On April 23, 2015, the company entered into a real estate sale leaseback transaction which resulted in the company recording an initial deferred gain of $7,414,000, the majority of which is included in Other Long-Term Obligations and will be recognized over the 20-year life of the leases. The gains realized were $71,000 and $212,000 for the three and nine months ended September 30, 2018, respectively, compared to $69,000 and $205,000 for the three and nine months ended September 30, 2017, respectively.

In the third quarter of 2018, the company agreed to sell its Isny, Germany location with a net book value at the signing of the agreement of approximately $2,900,000. In accordance with the agreement, title will not transfer to the buyer until April 2020; however, the company received an advance payment for a portion of the proceeds, as disclosed above. The advance payment is reflected in the investing section of the Consolidated Statement of Cash Flows. The company will continue to depreciate the building and expects to record a gain on the transaction when completed in 2020.

Notes to Financial Statements	Revenue

Revenue

The company has two revenue streams: product and services. Services include repair, refurbishment, preventive maintenance and rental of product. Services for the NA/HME and IPG segments include maintenance and repair of product. Services for the Europe segment include repair, refurbishment and preventive maintenance services. Services for the Asia Pacific segment include rental and repair of product. The following tables disaggregate the company’s revenues by major source and by reportable segment for the three and nine months ended September 30, 2018 and September 30, 2017 (in thousands):

	Three Months Ended September 30, 2018
	Product	Service	Total
Europe	$140,697	$3,642	$144,339
NA/HME	73,539	157	73,696
IPG	14,790	358	15,148
Asia/Pacific	10,212	1,164	11,376
Total	$239,238	$5,321	$244,559
% Split	98%	2%	100%

	Nine Months Ended September 30, 2018
	Product	Service	Total
Europe	$404,107	$10,442	$414,549
NA/HME	232,777	568	233,345
IPG	42,565	1,174	43,739
Asia/Pacific	32,651	3,487	36,138
Total	$712,100	$15,671	$727,771
% Split	98%	2%	100%

	Three Months Ended September 30, 2017
	Product	Service	Total
Europe	$139,558	$3,723	$143,281
NA/HME	79,109	407	79,516
IPG	13,784	191	13,975
Asia/Pacific	12,903	1,231	14,134
Total	$245,354	$5,552	$250,906
% Split	98%	2%	100%

	Nine Months Ended September 30, 2017
	Product	Service	Total
Europe	$381,637	$9,637	$391,274
NA/HME	239,839	1,628	241,467
IPG	45,141	527	45,668
Asia/Pacific	34,270	3,467	37,737
Total	$700,887	$15,259	$716,146
% Split	98%	2%	100%

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

Depending on the terms of the contract, the company may defer the recognition of a portion of the revenue at the end of a reporting period to align with transfer of control of the company’s products to the customer. In addition, to the extent performance obligations are satisfied over time, the company defers revenue recognition until the performance obligations are satisfied. As of September 30, 2018 and December 31, 2017, the company had deferred revenue of $3,117,000 and $2,770,000, respectively, related to outstanding performance obligations.

Notes to Financial Statements	Equity Compensation

Equity Compensation

The company’s Common Shares have a $.25 stated value. The Common Shares and the Class B Common Shares generally have identical rights, terms and conditions and vote together as a single class on most issues, except that the Class B Common Shares have ten votes per share, carry a 10% lower cash dividend rate and, in general, can only be transferred to family members or for estate planning purposes. Holders of Class B Common Shares are entitled to convert their shares into Common Shares at any time on a share-for-share basis. When Class B Common Shares are transferred out of a familial relationship, they automatically convert to Common Shares. The Board of Directors suspended further dividends on the Class B Common Shares.

As of September 30, 2018, 6,357 Class B Common Shares remained outstanding. Conversion of Class B Common Shares have substantially diminished the significance of the company’s dual class voting structure. As of September 30, 2018, the holders of the Common Shares represented approximately 99.9% of the company’s total outstanding voting power.

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
The Compensation and Management Development Committee of the Board (the “Compensation Committee”), in its discretion, may grant an award under the 2018 Plan to any director or employee of the company or an affiliate. As of September 30, 2018, 4,003,255 Common Shares were available for future issuance under the 2018 Plan in connection with the following types of awards with respect to the company's Common Shares: incentive stock options, nonqualified stock options, SARs, restricted stock, restricted stock units, unrestricted stock and performance shares. The Compensation Committee also may grant performance units that are payable in cash. The Compensation Committee has the authority to determine which participants will receive awards, the amount of the awards and the other terms and conditions of the awards.
The 2018 Plan provides that shares granted come from the company's authorized but unissued Common Shares or treasury shares. In addition, the company's stock-based compensation plans allow employee participants to exchange shares for minimum withholding taxes, which results in the company acquiring treasury shares.
The amounts of equity-based compensation expense recognized as part of SG&A expenses were as follows (in thousands):

	For the Nine Months Ended September 30,
	2018	2017
Restricted stock / units	$3,648	$4,244
Performance shares / units	344	1,620
Non-qualified and performance stock options	107	765
Total stock-based compensation expense	$4,099	$6,629

Notes to Financial Statements	Equity Compensation

As of September 30, 2018, unrecognized compensation expense related to equity-based compensation arrangements granted under the company's 2018 Plan and previous plans, which is related to non-vested options and shares, was as follows (in thousands):

September 30, 2018
Restricted stock and restricted stock units	$8,772
Performance shares and performance share units	9,631
Non-qualified and performance stock options	2,153
Total unrecognized stock-based compensation expense	$20,556

Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures and for updated vesting assumptions for the performance share awards (see "Stock Options" and "Performance Shares and Performance Share Units" below). No tax benefits for share-based compensation were realized during the three or six months ended September 30, 2018 and 2017 due to a valuation allowance against deferred tax assets.

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

The following table summarizes information about stock option activity for the nine months ended September 30, 2018:

	September 30, 2018		Weighted Average Exercise Price
Options outstanding at January 1, 2018	2,631,569		$19.44
Granted	—		—
Exercised	(183,849)		14.28
Canceled	(538,675)		23.84
Options outstanding at September 30, 2018	1,909,045		$18.70
Options exercise price range at September 30, 2018	$12.15	to	$33.36
Options exercisable at September 30, 2018	1,354,202
Shares available for grant at September 30, 2018*	4,003,255
________

*
Shares available for grant as of September 30, 2018 reduced by net restricted stock and restricted stock unit award and performance share and performance share unit award activity of 2,506,754 shares and 2,441,612 shares, respectively.

The following table summarizes information about stock options outstanding at September 30, 2018:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at September 30, 2018	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2018	Weighted Average Exercise Price
$ 12.15 – $20.00	833,275	8.0	$12.82	278,432	$14.14
$ 20.01 – $25.00	726,751	1.8	22.20	726,751	22.20
$ 25.01 – $30.00	344,523	1.8	25.33	344,523	25.33
$ 30.01 – $33.36	4,496	2.6	33.36	4,496	33.36
Total	1,909,045	4.1	$18.70	1,354,202	$21.38

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

Restricted Stock and Restricted Stock Units

The following table summarizes information about restricted shares and restricted share units (primarily for non-U.S. recipients):

	September 30, 2018	Weighted Average Fair Value
Stock / Units unvested at January 1, 2018	776,520	$13.75
Granted	372,799	17.52
Vested	(371,814)	14.97
Canceled	(85,818)	13.59
Stock / Units unvested at September 30, 2018	691,687	$15.15

The restricted stock awards generally vest ratably over the three years after the award date. Unearned restricted stock compensation, determined as the market value of the shares at the date of grant, is being amortized on a straight-line basis over the vesting period.

Performance Shares and Performance Share Units

The following table summarizes information about performance shares and performance share units (for non-U.S. recipients):

	September 30, 2018	Weighted Average Fair Value
Shares / Units unvested at January 1, 2018	457,879	$12.33
Granted	205,164	17.48
Vested	—	—
Canceled	(44,876)	13.78
Shares / Units unvested at September 30, 2018	618,167	$13.93

During the nine months ended September 30, 2018, performance shares and performance share units (for non-U.S. recipients) were granted as performance awards with a three-year performance period with payouts based on achievement of certain performance goals. The awards are classified as equity awards as they will be settled in Common Shares upon vesting. The number of shares earned will be determined at the end of the three-year performance period based on achievement of performance criteria for January 1, 2018 through December 31, 2020 established by the Compensation Committee at the time of grant. Recipients will be entitled to receive a number of Common Shares equal to the number of performance shares that vest based upon the levels of achievement which may range between 0% and 150% of the target number of shares with the target being 100% of the initial grant.

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

Accumulated Other Comprehensive Income (Loss) by Component

Changes in accumulated other comprehensive income ("OCI") for the three and nine months ended September 30, 2018 and September 30, 2017, respectively, were as follows (in thousands):

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
June 30, 2018	$33,678	$464	$(7,409)	$326	$27,059
OCI before reclassifications	2,530	(6,824)	(81)	859	(3,516)
Amount reclassified from accumulated OCI	—	—	(17)	(442)	(459)
Net current-period OCI	2,530	(6,824)	(98)	417	(3,975)
September 30, 2018	$36,208	$(6,360)	$(7,507)	$743	$23,084

December 31, 2017	$50,376	$(4,612)	$(7,652)	$(1,242)	$36,870
OCI before reclassifications	(14,168)	(1,748)	292	1,602	(14,022)
Amount reclassified from accumulated OCI	—	—	(147)	383	236
Net current-period OCI	(14,168)	(1,748)	145	1,985	(13,786)
September 30, 2018	$36,208	$(6,360)	$(7,507)	$743	$23,084

June 30, 2017	$8,811	$9,622	$(11,969)	$(431)	$6,033
OCI before reclassifications	33,795	(6,356)	(238)	(578)	26,623
Amount reclassified from accumulated OCI	—	—	70	395	465
Net current-period OCI	33,795	(6,356)	(168)	(183)	27,088
September 30, 2017	$42,606	$3,266	$(12,137)	$(614)	$33,121

December 31, 2016	$(26,199)	$17,372	$(11,248)	$740	$(19,335)
OCI before reclassifications	68,805	(14,106)	(1,223)	(1,149)	52,327
Amount reclassified from accumulated OCI	—	—	334	(205)	129
Net current-period OCI	68,805	(14,106)	(889)	(1,354)	52,456
September 30, 2017	$42,606	$3,266	$(12,137)	$(614)	$33,121

Notes to Financial Statements	Accumulated Other Comprehensive Income

Reclassifications out of accumulated OCI for the three and nine months ended September 30, 2018 and September 30, 2017 were as follows (in thousands):

	Amount reclassified from OCI				Affected line item in the Statement of Comprehensive (Income) Loss
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Defined Benefit Plans
Service and interest costs	$(17)	$70	$(147)	$334	Selling, General and Administrative
Tax	—	—	—	—	Income Taxes
Total after tax	$(17)	$70	$(147)	$334

Derivatives
Foreign currency forward contracts hedging sales	$520	$(399)	$754	$(165)	Net Sales
Foreign currency forward contracts hedging purchases	(986)	837	(306)	(35)	Cost of Products Sold
Total loss (income) before tax	(466)	438	448	(200)
Tax	24	(43)	(65)	(5)	Income Taxes
Total after tax	$(442)	$395	$383	$(205)

Notes to Financial Statements	Charges Related to Restructuring Activities

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

For the nine months ended September 30, 2018, charges totaled $1,665,000 which were related to NA/HME ($227,000), Europe ($1,170,000) and Asia/Pacific ($268,000). In NA/HME, costs were incurred related to severance ($362,000) and contract termination cost reversals ($135,000). The European and Asia/Pacific charges were for severance costs. Payments for the nine months ended September 30, 2018 were $4,314,000 and the cash payments were funded with company's cash on hand. Most of the 2018 charges are expected to be paid out within twelve months.

For the nine months ended September 30, 2017, charges totaled $8,973,000 which were related to NA/HME ($6,000,000), Europe segment ($1,890,000) and Asia/Pacific ($1,083,000). In NA/HME, costs were incurred related to severance ($5,441,000) and contract termination costs ($559,000). The NA/HME charges include the impact of the company's closure of its Suzhou, China, manufacturing facility. The European and Asia/Pacific charges were for severance costs. Payments for the nine months ended September 30, 2017 were $8,232,000 and the cash payments were funded with company's cash on hand. Most of the 2017 charges have been paid out.
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
A progression by reporting segment of the accruals recorded as a result of the restructuring for the nine months ended September 30, 2018 is as follows (in thousands):

	Severance	Contract Terminations	Total
December 31, 2017 Balances
NA/HME	$2,439	$167	$2,606
Europe	249	134	383
Other	1,016	—	1,016
Total	3,704	301	4,005
Charges
NA/HME	97	—	97
Europe	293	—	293
Asia/Pacific	11	—	11
Total	401	—	401
Payments
NA/HME	(1,697)	(57)	(1,754)
Europe	(338)	(97)	(435)
Asia/Pacific	(11)	—	(11)
Other	(260)	—	(260)
Total	$(2,306)	$(154)	$(2,460)

Notes to Financial Statements	Charges Related to Restructuring Activities

	Severance	Contract Terminations	Total
March 31, 2018 Balances
NA/HME	$839	$110	$949
Europe	204	37	241
Other	756	—	756
Total	1,799	147	1,946
Charges (Reversals)
NA/HME	124	(135)	(11)
Europe	108	—	108
Asia/Pacific	247	—	247
Total	479	(135)	344
Payments
NA/HME	(601)	66	(535)
Europe	(195)	(37)	(232)
Asia/Pacific	(247)	—	(247)
Total	(1,043)	29	(1,014)
June 30, 2018 Balances
NA/HME	362	41	403
Europe	117	—	117
Other	756	—	756
Total	1,235	41	1,276
Charges
NA/HME	141	—	141
Europe	769	—	769
Asia/Pacific	10	—	10
Total	920	—	920
Payments
NA/HME	(158)	(11)	(169)
Europe	(661)	—	(661)
Asia/Pacific	(10)	—	(10)
Total	(829)	(11)	(840)
September 30, 2018 Balances
NA/HME	345	30	375
Europe	225	—	225
Other	756	—	756
Total	$1,326	$30	$1,356

Notes to Financial Statements	Income Taxes

Income Taxes

The company had an effective tax rate of 46.2% and 27.2% on losses before tax from continuing operations for the three and nine months ended September 30, 2018, respectively, compared to an expected benefit of 21.0% on the continuing operations pre-tax loss for each period. The rate for 3Q18 was impacted by net gain on convertible debt derivatives with no tax expense due to valuation reserve in the U.S. The company had an effective tax rate of 22.8% and 16.2% on losses before tax from continuing operations for the three and nine months ended September 30, 2017, respectively, compared to an expected benefit at the U.S. statutory rate of 35.0% on the continuing operations pre-tax loss for each period. The company's effective tax rate for each of the three and nine months ended September 30, 2018 and September 30, 2017 were unfavorable as compared to the U.S. federal statutory rate expected benefit, principally due to the negative impact of the company not being able to record tax benefits related to the significant losses in countries which had tax valuation allowances. The effective tax rate was increased for the three and nine months ended September 30, 2018 and decreased for the three and nine months ended September 30, 2017 by certain taxes outside the United States, excluding countries with tax valuation allowances, that were at an effective rate higher than the U.S. statutory rate for the three and nine months ended September 30, 2018 and lower than the U.S. statutory rate for the three and nine months ended September 30, 2017.

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

In accordance with the SEC issued SAB 118, which provided guidance on accounting for the tax effects of the Tax Act, the company made certain provisional estimates at December 31, 2017. The company has finalized the underlying timing differences and cumulative foreign earnings and profits deficit through 2017 and there were no significant changes to our provisional estimates as of December 31, 2017. The company is still analyzing certain aspects of the Tax Act which could potentially affect the measurement of these balances or potentially give rise to new or additional deferred tax amounts. No adjustments were made to the company's provisional calculations during the quarter or nine months ended September 30, 2018.

Notes to Financial Statements	Net Loss Per Common Share

Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated.

(In thousands except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Basic
Average common shares outstanding	33,232	32,867	33,104	32,725

Net loss	$(12,026)	$(18,591)	$(42,677)	$(58,879)

Net loss per common share	$(0.36)	$(0.57)	$(1.29)	$(1.80)

Diluted
Average common shares outstanding	33,232	32,867	33,104	32,725
Stock options and awards	534	505	745	361
Average common shares assuming dilution	33,766	33,372	33,849	33,086

Net loss	$(12,026)	$(18,591)	$(42,677)	$(58,879)

Net loss per common share *	$(0.36)	$(0.57)	$(1.29)	$(1.80)
________
* Net loss per common share assuming dilution calculated utilizing weighted average shares outstanding-basic for the periods in which there was a net loss.

At September 30, 2018, 333,899 shares associated with stock options were excluded from the average common shares assuming dilution for both the three and six months ended September 30, 2018 as they were anti-dilutive. At September 30, 2018, the majority of the anti-dilutive shares were granted at an exercise price of $25.24, which was higher than the average fair market value price of $16.57 and $17.43 for the three and nine months ended September 30, 2018, respectively.

At September 30, 2017, 988,926 and 1,301,286 shares associated with stock options were excluded from the average common shares assuming dilution for the three and nine months ended September 30, 2017, respectively, as they were anti-dilutive. At September 30, 2017, the majority of the anti-dilutive shares were granted at an exercise price of $25.79, which was higher than the average fair market value price of $14.27 and $13.14 for the three and nine months ended September 30, 2017, respectively.

For both the three and months ended September 30, 2018 and September 30, 2017, respectively, no shares were included in the common shares assuming dilution related to the company's issued warrants as the average market price of the company stock for these periods did not exceed the strike price of the warrants.

Notes to Financial Statements	Concentration of Credit Risk

Concentration of Credit Risk

The company manufactures and distributes durable medical equipment to the home health care, retail and extended care markets. The company performs credit evaluations of its customers’ financial condition. The company utilizes De Lage Landen, Inc. (“DLL”), a third-party financing company, to provide lease financing to Invacare's U.S. customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a recourse obligation of $1,107,000 at September 30, 2018 to DLL for events of default under the contracts, which total $13,506,000 at September 30, 2018. Guarantees, ASC 460, requires the company to record a guarantee liability as it relates to the limited recourse obligation. The company's recourse is re-evaluated by DLL biannually, considers activity between the biannual dates and excludes any receivables purchased by the company from DLL. The company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with Receivables, ASC 310-10-05-4. Credit losses are provided for in the financial statements.

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

The company has historically not recognized any material amount of ineffectiveness related to forward contract cash flow hedges because the company generally limits its hedges to between 50% and 90% of total forecasted transactions for a given entity’s exposure to currency rate changes and the transactions hedged are recurring in nature. Furthermore, most of the hedged transactions are related to intercompany sales and purchases for which settlement occurs on a specific day each month. Forward contracts with a total notional amount in USD of $52,376,000 and $45,421,000 matured for the nine months ended September 30, 2018 and September 30, 2017, respectively.

Notes to Financial Statements	Derivatives

Outstanding foreign currency forward exchange contracts qualifying and designated for hedge accounting treatment were as follows (in thousands USD):

	September 30, 2018		December 31, 2017
	Notional Amount	Unrealized Net Gain (Loss)	Notional Amount	Unrealized Net Gain (Loss)
USD / AUD	$990	$82	$3,960	$44
USD / CAD	8,572	(18)	33,344	115
USD / CNY	996	(24)	4,027	61
USD / EUR	19,192	664	72,259	(558)
USD / GBP	1,233	31	4,640	(124)
USD / NZD	4,959	(71)	9,300	11
USD / SEK	603	92	—	—
USD / MXP	4,231	223	6,461	(158)
EUR / GBP	8,242	(100)	32,248	(682)
EUR / SEK	1,655	114	7,732	39
EUR / NOK	984	(11)	4,521	68
EUR / NZD	696	(11)	2,855	(8)
DKK / SEK	1,542	(127)	6,453	(120)
	$53,895	$844	$187,800	$(1,312)

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

Foreign currency forward exchange contracts not qualifying or designated for hedge accounting treatment, as well as ineffective hedges, entered into in 2018 and 2017, respectively, and outstanding were as follows (in thousands USD):

	September 30, 2018		December 31, 2017
	Notional Amount	Gain (Loss)	Notional Amount	Gain (Loss)
AUD / USD	$16,300	$45	$2,750	$(77)
NZD / USD	4,000	24	3,300	(53)
EUR / AUD	—	—	4,000	43
AUD / NZD	3,600	—	3,600	9
EUR / NOK	19	—	—	—
	$23,919	$69	$13,650	$(78)

Notes to Financial Statements	Derivatives

The fair values of the company’s derivative instruments were as follows (in thousands):

	September 30, 2018		December 31, 2017
	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	$1,320	$476	$678	$1,990
Derivatives not designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	80	11	52	130
Total derivatives	$1,400	$487	$730	$2,120

The fair values of the company’s foreign currency forward exchange contract assets and liabilities are included in Other Current Assets and Accrued Expenses, respectively in the Consolidated Balance Sheets.

The effect of derivative instruments on Accumulated Other Comprehensive Income (OCI) and the Statement of Comprehensive Income (Loss) and was as follows (in thousands):

Derivatives in ASC 815 cash flow hedge relationships	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended September 30, 2018
Foreign currency forward exchange contracts	$859	$442	$28
Nine months ended September 30, 2018
Foreign currency forward exchange contracts	$1,602	$(383)	$27
Three months ended September 30, 2017
Foreign currency forward exchange contracts	$(578)	$(395)	$—
Nine months ended September 30, 2017
Foreign currency forward exchange contracts	$(1,149)	$205	$—

Derivatives not designated as hedging instruments under ASC 815			Amount of Gain (Loss) Recognized in Income on Derivatives
Three months ended September 30, 2018
Foreign currency forward exchange contracts			$(358)
Nine months ended September 30, 2018
Foreign currency forward exchange contracts			$69
Three months ended September 30, 2017
Foreign currency forward exchange contracts			$(53)
Nine months ended September 30, 2017
Foreign currency forward exchange contracts			$64
The gains or losses recognized as the result of the settlement of cash flow hedge foreign currency forward contracts are recognized in net sales for hedges of inventory sales and in cost of product sold for hedges of inventory purchases. For the three and nine months ended September 30, 2018, net sales were decreased by $520,000 and $754,000 while cost of product sold was decreased by $986,000 and $306,000 for net pre-tax realized gains of $466,000 and $448,000, respectively. For the three and nine months ended September 30, 2017, net sales were increased by $399,000 and $165,000 while cost of product sold was increased by $837,000 and $35,000 for net realized pre-tax losses of $438,000 and $200,000, respectively.

A loss of $358,000 and gain of $69,000 were recognized in selling, general and administrative (SG&A) expenses for the three and nine months ended September 30, 2018, respectively, compared to losses of $53,000 and $64,000 for the three and nine months ended September 30, 2017, respectively, related to forward contracts not designated as hedging instruments. The forward contracts were entered into to offset gains/losses that

Notes to Financial Statements	Derivatives

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
The fair values of the outstanding convertible note derivatives as of September 30, 2018 and their effect on the Statement of Comprehensive Income (Loss) were as follows (in thousands):

		Gain (Loss)		Gain (Loss)
	Fair Value	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Convertible 2021 debt conversion long-term liability	$(28,461)	$32,675	$(15,330)	$24,693	$(16,849)
Convertible 2022 debt conversion long-term liability	(34,213)	26,848	(14,487)	19,201	(18,879)
Convertible 2021 note hedge long-term asset	24,506	(30,352)	14,189	(22,409)	16,148
Convertible 2022 note hedge long-term asset	29,399	(25,091)	13,078	(17,281)	16,880
Net fair value and net gain (loss) on convertible debt derivatives	$(8,769)	$4,080	$(2,550)	$4,204	$(2,700)
The 2021 and 2022 convertible debt conversion liability amounts and the 2021 and 2022 note hedge asset amounts are included in Other Long-Term Obligations and Other Long-Term Assets, respectively, in the company's Consolidated Balance Sheets. The year-to-date changes in the fair values of the convertible debt conversion liabilities and note hedge derivatives were significantly impacted by the change in the company's stock price.

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

The following table provides a summary of the company’s assets and liabilities that are measured on a recurring basis (in thousands):

	Basis for Fair Value Measurements at Reporting Date
	Quoted Prices in Active Markets for Identical Assets / (Liabilities)	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Level I	Level II	Level III
September 30, 2018
Forward exchange contracts—net	—	$913	—
Convertible 2021 debt conversion liability	—	(28,461)	—
Convertible 2021 note hedge asset	—	24,506	—
Convertible 2022 debt conversion liability	—	(34,213)	—
Convertible 2022 note hedge asset	—	29,399	—
December 31, 2017
Forward exchange contracts—net	—	$(1,390)	—
Convertible 2021 debt conversion liability	—	(53,154)	—
Convertible 2021 note hedge asset	—	46,915	—
Convertible 2022 debt conversion liability	—	(53,414)	—
Convertible 2022 note hedge asset	—	46,680	—

The carrying values and fair values of the company’s financial instruments are as follows (in thousands):

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$118,268	$118,268	$176,528	$176,528
Other investments	90	90	103	103
Installment receivables, net of reserves	2,199	2,199	1,809	1,809
Long-term debt (including current maturities of long-term debt) *	(251,995)	(277,457)	(243,445)	(294,173)
Convertible 2021 debt conversion liability in Other Long-Term Obligations	(28,461)	(28,461)	(53,154)	(53,154)
Convertible 2021 note hedge in Other Long-Term Assets	24,506	24,506	46,915	46,915
Convertible 2022 debt conversion liability in Other Long-Term Obligations	(34,213)	(34,213)	(53,414)	(53,414)
Convertible 2022 note hedge in Other Long-Term Assets	29,399	29,399	46,680	46,680
Forward contracts in Other Current Assets	1,400	1,400	730	730
Forward contracts in Accrued Expenses	(487)	(487)	(2,120)	(2,120)
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

Convertible debt derivatives: The fair values for the convertible debt conversion liabilities and note hedge derivatives are based on valuation models in which all the significant inputs are observable in active markets. The year-to-date changes in the fair values of the convertible debt conversion liabilities and note hedge derivatives were significantly impacted by the change in the company's stock price.

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

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues from external customers
Europe	$144,339	$143,281	$414,549	$391,274
NA/HME	73,696	79,516	233,345	241,467
IPG	15,148	13,975	43,739	45,668
Asia/Pacific	11,376	14,134	36,138	37,737
Consolidated	$244,559	$250,906	$727,771	$716,146
Intersegment revenues
Europe	$3,928	$4,013	$12,662	$11,426
NA/HME	22,880	19,334	70,187	62,479
IPG	176	314	494	2,057
Asia/Pacific	4,164	3,405	15,078	11,161
Consolidated	$31,148	$27,066	$98,421	$87,123
Restructuring charges before income taxes
Europe	$769	$686	$1,170	$1,890
NA/HME	141	(170)	227	6,000
Asia/Pacific	10	187	268	1,083
Consolidated	$920	$703	$1,665	$8,973
Operating income (loss)
Europe	$11,788	$11,987	$23,553	$24,164
NA/HME	(12,836)	(12,446)	(29,394)	(34,267)
IPG	1,575	1,202	4,336	4,572
Asia/Pacific	2	387	2,544	(161)
All Other	(4,885)	(6,311)	(16,559)	(17,556)
Charge expense related to restructuring activities	(920)	(703)	(1,665)	(8,973)
Consolidated operating loss	(5,276)	(5,884)	(17,185)	(32,221)
Net gain (loss) on convertible debt derivatives	4,080	(2,550)	4,204	(2,700)
Net Interest expense	(7,030)	(6,707)	(20,571)	(15,733)
Loss before income taxes	$(8,226)	$(15,141)	$(33,552)	$(50,654)

Notes to Financial Statements	Business Segments

Net sales by product, are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Europe
Lifestyle	$66,873	$68,257	$204,485	$194,189
Mobility and Seating	66,969	64,262	177,153	164,720
Respiratory Therapy	5,500	6,258	18,742	20,008
Other(1)	4,997	4,504	14,169	12,357
	$144,339	$143,281	$414,549	$391,274
NA/HME
Lifestyle	$30,129	$32,814	$92,336	$96,108
Mobility and Seating	30,369	28,439	90,597	82,500
Respiratory Therapy	12,969	17,807	49,660	61,116
Other(1)	229	456	752	1,743
	$73,696	$79,516	$233,345	$241,467
Institutional Products Group
Continuing Care	$15,148	$13,975	$43,739	$45,668

Asia/Pacific
Mobility and Seating	$7,352	$8,161	$22,691	$21,877
Lifestyle	2,261	2,773	7,262	7,556
Continuing Care	150	1,123	884	2,969
Respiratory Therapy	369	375	1,015	1,024
Other(1)	1,244	1,702	4,286	4,311
	$11,376	$14,134	$36,138	$37,737

Total Consolidated	$244,559	$250,906	$727,771	$716,146
   ________________________

(1)	Includes various services, including repair services, equipment rentals and external contracting.

Notes to Financial Statements	Contingencies

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
As a medical device manufacturer, the company is subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, invoicing, documenting, developing, testing, manufacturing, labeling, promoting, distributing and other practices of health care suppliers and medical device manufacturers are all subject to government scrutiny. Most of the company's facilities are subject to inspection at any time by the FDA or similar medical device regulatory agencies in other jurisdictions. Violations of law or regulations can result in administrative, civil and criminal penalties and sanctions, which could have a material adverse effect on the company's business
In August 2018, the company received a Civil Investigative Demand (“CID”) from the U.S. Department of Justice (“DOJ”) related to its investigation into the rentals pricing practices of one of the company’s former rentals businesses, which the company divested in July 2015. The former rentals business and its acquirer also received similar CID’s from the DOJ, and in September 2018, the acquirer made a request for indemnification from the company under the divestiture agreement. The CID seeks documents and other information from the company, and the company is cooperating fully with the DOJ investigation. An unfavorable outcome could include the company being required to pay monetary damages, and incur attorneys’ fees, penalties and other adverse actions. The company is unable to predict the outcome and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.

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

Notes to Financial Statements	Contingencies

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
In August 2018, the company completed its second semi-annual independent expert audit of the Corporate and Taylor Street facilities, as required under the consent decree, and the facilities were found to remain in compliance with the FDA Act, the FDA regulations and the consent decree. The audit report has been submitted to FDA.
In September 2017, Alber GmbH, a wholly owned subsidiary of the company, received a warning letter from the FDA. The warning letter required completion of corrective actions to address Form 483 observations issued following FDA's inspection of Alber’s facility in Albstadt, Germany in May 2017. As a consequence of the warning letter, all Alber devices could not be imported into the United States until all findings were corrected to FDA’s satisfaction. On January 3, 2018, FDA notified the company that Alber’s responses to the warning letter were adequate, and that FDA had as of that date, removed the import suspension. FDA conducted its subsequent reinspection of Alber in April 2018, the result of which included no noted observations. On July 27, 2018, FDA notified the company that it addressed the violations contained in the warning letter and that the warning letter at the Albstadt facility was closed.

In November 2017, the FDA inspected the company’s facility in Sanford, Florida and issued its observations on Form 483, and the company submitted its response to FDA in a timely manner. In July 2018, the FDA notified the company that its responses to the Form 483 observations were adequate. The Sanford facility was the subject of a warning letter from the FDA issued in December 2010 related to quality systems processes and procedures, and the company continues to work on addressing the FDA’s citations. On August 21, 2018, FDA notified the company that it addressed the violations contained in the warning letter and that the warning letter at the Sanford facility was closed.
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

Notes to Financial Statements	Subsequent Event

Subsequent Event

On November 1, 2018, Invacare Corporation (the “Company”) implemented a reduction in its workforce of approximately 50 associates in North America as the Company is realigning its North America infrastructure to drive improved cost effectiveness and leverage. The Company expects to incur total pre-tax cash restructuring charges, primarily relating to severance and transition assistance, of approximately $1.2 million, that will be expensed in the fourth quarter of 2018 principally in the North America/Home Medical Equipment segment. The Company expects cash payments to be made in the fourth quarter of 2018 through the second quarter of 2019. Once this reduction in workforce is completed, the Company expects that it will generate approximately $5.0 million in annualized pre-tax savings.

Notes to Financial Statements	Market Risk and Controls

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the quarter ended September 30, 2018, there were no material changes to market risk information provided in the company's Annual Report on Form 10-K for the year ended December 31, 2017. Please refer to Item 7A - Quantitative and Qualitative Disclosures About Market Risk of company's Annual Report on Form 10-K for the period ending December 31, 2017.

Item 4.    Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures
As of September 30, 2018, an evaluation was performed, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of September 30, 2018, in ensuring that information required to be disclosed by the company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

In August 2018, the company received a Civil Investigative Demand (“CID”) from the U.S. Department of Justice (“DOJ”) related to its investigation into the rentals pricing practices of one of the company’s former rentals businesses, which the company divested in July 2015. The former rentals business and its acquirer also received similar CID’s from the DOJ, and in September 2018, the acquirer made a request for indemnification from the company under the divestiture agreement. The CID seeks documents and other information from the company, and the company is cooperating fully with the DOJ investigation. An unfavorable outcome could include the company being required to pay monetary damages, and incur attorneys’ fees, penalties and other adverse actions. The company is unable to predict the outcome and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the company’s Annual Report on Form 10-K for the fiscal period ended December 31, 2017.

Part II	Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of common shares made by the company during the three months ended September 30, 2018.

Period			Total Number of Shares Purchased (1)	Avg. Price Paid Per Share $	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
7/1/2018	-	7/31/2018	—	$—	—	2,453,978
8/1/2018	-	8/31/2018	—	—	—	2,453,978
9/1/2018	-	9/30/2018	—	—	—	2,453,978
Total			—	$—	—	2,453,978
________

(1)
No shares were repurchased between July 1, 2018 and September 30, 2018 or were surrendered to the company by employees for minimum tax withholding purposes in conjunction with the vesting of restricted shares awarded to the employees or the exercise of non-qualified options by employees under the company's equity compensation plans.

(2)
In 2001, the Board of Directors authorized the company to purchase up to 2,000,000 Common Shares, excluding any shares acquired from employees or directors as a result of the exercise of options or vesting of restricted shares pursuant to the company’s performance plans. The Board of Directors reaffirmed its authorization of this repurchase program on November 5, 2010, and on August 17, 2011 authorized an additional 2,046,500 shares for repurchase under the plan. To date, the company has purchased 1,592,522 shares under this program, with authorization remaining to purchase 2,453,978 shares. The company purchased no shares pursuant to this Board authorized program during the quarter ended September 30, 2018.

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

INVACARE CORPORATION

Date:	November 5, 2018	By:	/s/ Kathleen P. Leneghan
Name: Kathleen P. Leneghan
Title: Chief Financial Officer
(As Principal Financial and Accounting Officer and on behalf of the registrant)