Form 10-K
period 2018-12-31
INVACARE CORP
filed 2019-03-07
CIK 742112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————————
FORM 10-K
—————————————————————

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2018, the aggregate market value of the 32,281,951 Common Shares of the Registrant held by non-affiliates was $600,444,289 and the aggregate market value of the 6,357 Class B Common Shares of the Registrant held by non-affiliates was $118,240. While the Class B Common Shares are not listed for public trading on any exchange or market system, shares of that class are convertible into Common Shares at any time on a share-for-share basis. The market values indicated were calculated based upon the last sale price of the Common Shares as reported by The New York Stock Exchange on June 30, 2018, which was $18.60. For purposes of this information, the 946,447 Common Shares and 0 Class B Common Shares which were held by Executive Officers and Directors of the Registrant were deemed to be the Common Shares and Class B Common Shares held by affiliates.
As of March 4, 2019, there were 33,247,675 Common Shares and 6,357 Class B Common Shares outstanding.
Documents Incorporated By Reference
Portions of the Registrant's definitive Proxy Statement to be filed in connection with its 2019 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.
Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of December 31, 2018.

INVACARE CORPORATION
2018 ANNUAL REPORT ON FORM 10-K CONTENTS

Part I	Item 1. Business

Item 1.        Business.

GENERAL

Invacare Corporation (“Invacare,” the “company,” including its subsidiaries, unless otherwise noted) is a leading manufacturer and distributor in its markets for medical equipment used in non-acute care settings. At its core, the company designs, manufactures and distributes medical devices that help people to move, breathe, rest and perform essential hygiene. The company provides clinically complex medical device solutions for congenital (e.g., cerebral palsy, muscular dystrophy, spina bifida), acquired (e.g., stroke, spinal cord injury, traumatic brain injury, post-acute recovery, pressure ulcers) and degenerative (e.g., ALS, multiple sclerosis, chronic obstructive pulmonary disease (COPD), elderly, bariatric) ailments. The company's products are an important component of care for people facing a wide range of medical challenges, from those who are active and involved in work or school each day and may need additional mobility or respiratory support, to those who receive care in residential care settings or in rehabilitation centers. The company sells its products principally to home medical equipment providers through retail and e-commerce channels, as well as to residential care operators, distributors and government health services in North America, Europe and Asia/Pacific. Invacare's products are sold through its worldwide distribution network by its sales force, independent manufacturers' representatives, and distributors.

Invacare is committed to providing medical products that deliver the best clinical value; promote recovery, independence and active lifestyles; and support long-term conditions and palliative care. The company's global tagline - Yes, You Can.® is indicative of the "can do" attitude of many of the people who use the company's products and their care providers. In everything it does, the company strives to leave its stakeholders with its brand promise - Making Life's Experiences Possible®.

The company is a corporation organized under the laws of the State of Ohio in 1971. When the company was first established as a stand-alone enterprise in December 1979, it had $19.5 million in net sales and a limited product line of basic wheelchairs and patient aids. Since then, the company has made approximately fifty acquisitions and, after some recent divestitures to harmonize its portfolio, Invacare's net sales in 2018 were approximately $1.0 billion. Based upon the company's distribution channels, breadth of product line and net sales, Invacare is a leading company in many of the following medical product categories: custom power wheelchairs; custom manual wheelchairs; electromotive technology to augment wheelchairs and recreational products; recreational adaptive sports products; non-acute bed systems; patient transfer and bathing equipment; and supplementary respiratory therapy devices.

THE NON-ACUTE DURABLE MEDICAL EQUIPMENT INDUSTRY

The non-acute durable medical equipment market includes a broad range of equipment and services that enable the care and lifestyle needs of individuals with a broad range of conditions. With expected long-term pressure to control healthcare spending per capita, the company believes the market for equipment and services that support higher acuity care in lower acuity settings will continue to grow. Healthcare payors and providers continue to seek to optimize therapies which result in improved outcomes, reduced cost protocols, and ultimately, earlier discharge, including recovery and treatment in non-acute settings. Care in these settings may reduce exposure to concomitant issues and be preferred by patients.

As healthcare costs continue to increase, the interests of patients and healthcare providers are converging to focus on the most cost-effective delivery of the best care. As healthcare payors become more judicious in their spending, companies that provide better care or demonstrate better clinical outcomes will have an advantage. With its diverse product portfolio, clinical solutions, global scale and focus on the non-acute care setting, the company believes it is well positioned to serve this growing market.

Macro trends are impacting the world's aging population. While institutional care will likely remain an important part of healthcare systems in the wealthiest economies, the company believes care settings other than traditional hospitals will increasingly provide higher acuity care. With a broad product offering, diversified channels of trade, and infrastructure capable of serving many of the largest healthcare economies, the company believes it is well positioned to benefit from these global demographic trends and changes to the provision of healthcare.

North America Market

The population of the United States is growing and aging. As a result, there is a greater prevalence of disability among major U.S. population groups and an increasing need for assistance and care. The U.S. Census Bureau has projected the U.S. population will continue to grow to an estimated 400 million by 2050. Along the way, the bolus of Baby Boomers is expected to continue to raise the average age of the U.S. population. By 2030, the government estimates that more than 20% of the U.S. population will consist of individuals over the age of 65, a 50% increase compared to the population in 2010.

Part I	Item 1. Business

In the United States, healthcare provision is supported by reimbursement from the federal Centers for Medicare and Medicaid Services (“CMS”), the Department of Veterans Affairs, state agencies, private payors and healthcare recipients themselves. In total, CMS estimates U.S. national healthcare expenditures will grow by more than 5% annually between 2017 and 2026. At this rate, healthcare spending would exceed GDP growth by 1%, which will sustain pressure to deploy care in ways that deliver the best outcomes for lower cost.

The Canadian health care system is a publicly funded model that provides coverage to all citizens. Provinces and territories are primarily responsible for the administration and delivery of Canada's health care services, and all health insurance plans are expected to meet the national guidelines established by the Canada Health Act. The objective of the Canada Health Act is to provide consumer-centered support and funding to residents with long-term physical disabilities and to provide access to personalized assistive devices that meet the basic needs of each patient. Each provincial and territorial health insurance plan differs with respect to reimbursement policies and product specification standards, allowing healthcare services to be adjusted based on regional needs. Invacare sells across Canada, taking into consideration the regional differences among the various provinces and territories.

Europe, Middle East and Africa Markets

While the healthcare equipment market in each country in Europe has distinct characteristics, many of the factors driving demand and affecting reimbursement are consistent with those in North America: population aging; more patients with chronic illnesses; an increasing preference to deliver healthcare outside hospitals; and a focus on the use of technology to increase productivity and reduce ancillary costs. Each European country has variations in product specifications and service requirements, regulations, distribution needs and reimbursement policies. These differences, as well as differences in the competitive landscape, require the company to tailor its approach based on the local market into which the products are being sold. The company's core strategy is to address these distinct markets with global product platforms that are localized with country-specific adjustments as necessary. This is especially the case for power wheelchairs, manual wheelchairs, and respiratory products. Customers in all European markets typically make product selections based upon quality, features, alignment with local reimbursement requirements, ability to reduce total cost of care, and customer service.
The company serves various markets in the Middle East and Africa. It approaches these markets with the global portfolio of products developed and manufactured elsewhere. Sales in these markets are made somewhat opportunistically to balance changes in demand and specific product requirements. Often, sales in the Middle East and Africa represent episodic tenders and do not often represent consistent sustained trade. Most of the company's sales in these markets result from business conducted in Western Europe.

Asia/Pacific Market

The company's Asia/Pacific segment is comprised of revenues from products sold in Australia, New Zealand, China, Japan, Korea, India and Southeast Asia. Invacare's Asia/Pacific businesses sell through six distribution channels. Mobility and seating products are sold primarily through a network of dealers with almost all sales funded directly by governmental payors. Homecare products are sold via a dealer network that sells products to the consumer market. Long-term care products are sold via a dealer network and directly to care facilities. The company operates a rental business in New Zealand supporting the three largest providers on New Zealand's North Island. Sales to other parts of Asia are sold via distributors and agents based in China, Japan, Korea, India and Southeast Asia.

Reimbursement

In most markets, the company does not make significant sales directly to end-users. In some markets, such as the United States, the United Kingdom and certain Scandinavian countries, the company sells directly to a government payor. In other markets, the company's customers purchase products to have available for use by or re-sale to end-users. These customers then work with end-users to determine what equipment may be needed to address the end-user's particular medical needs. Products are then provided to the end-user, and the company's customer may seek reimbursement on behalf of the consumer or sell the products, as appropriate. Product mix, pricing and payment terms vary by market. The company believes its market position and technical expertise will allow it to respond to ongoing changes in demand and reimbursement.

PRODUCT CATEGORIES

The company designs, manufactures, markets and distributes products in three key product categories:

Mobility and Seating

•
Power Wheelchairs. The company designs, manufactures, markets and distributes complex power wheelchairs for individuals who require powered mobility. The company's power wheelchair product offerings include products that can be highly customized to meet an individual end-user's needs, as well as products that are inherently versatile and designed to meet a broad range of requirements. Center-wheel drive power wheelchair lines include the

Part I	Item 1. Business

Invacare® TDX® (Total Driving eXperience) product line and the ROVI® X3 power base product line, offered through the company's Motion Concepts subsidiary. The TDX line of power wheelchairs offers a combination of power, stability and maneuverability, including the Invacare® SureStep® suspension with Stability Lock and available G-Trac™ Technology. Seating systems offer elevate, power tilt and recline features. The company also offers rear-wheel drive power wheelchair technology through the Invacare® Storm Series®. Several of the company's subsidiaries specialize in the development and implementation of complementary technology designed to enhance the utility of wheelchairs to meet unique and complex physiological needs. For example, Adaptive Switch Labs has developed alternative electronic control systems and human/machine input devices that enable wheelchair and environmental control via alternative interfaces to joysticks, such as sip/puff, eye-gaze, or head position inputs. Motion Concepts designs and produces custom powered seating and power positioning systems. Alber GmbH sells innovative power add-on devices that enable manual wheelchair users to have optional electric power to augment manual propulsion and enable caretakers to more easily maneuver manual wheelchairs. In addition, Dynamic Controls (DCL) manufactures sophisticated electronic control systems for power wheelchairs that enable users to operate the device and permit wireless programming, remote diagnostics, and touchscreen controls. The company continues to be a leader in this market with unique intellectual property in wheelchair suspension, alternative controls, and electronic components.

•
Custom Manual Wheelchairs. Invacare designs, manufactures and markets a range of custom manual wheelchairs and recreational products for independent everyday use, outdoor recreation, and casual and competitive sports, such as basketball, racing and tennis. These products are marketed under the Invacare® and Invacare® Top End® brand names. The company markets a premiere line of lightweight, aesthetically-stylish custom manual wheelchairs under the Küschall® brand name. These custom manual wheelchairs provide a wide range of mobility solutions for everyday activities. The company's competitive advantages include a wide range of features and functionality and the ability to build purposeful custom wheelchairs, as well as wheelchairs that collapse to fit into very small spaces for ease of transportability.

•
Seating and Positioning Products. At the core of care for seated end-users is the need for proper seating and positioning. Invacare designs, manufactures and markets some of the industry's best custom seating and positioning systems, custom molded and modular seat cushions, back supports and accessories to enable care givers to optimize the posture of their patients in mobility products. The Invacare® Seating and Positioning series provides seating solutions for less complex end-user needs. The Invacare® Matrx® Series offers versatile modular seating components with unique proprietary designs and materials designed to optimize pressure management and to help ensure long-term proper posture. The company's PinDot® series provides custom molded seat modules that can accommodate the most unique anatomic needs, and that can be adapted to fit with a wide range of mobility products. The company's ability to rapidly produce highly-customized products is highly specialized in the market, and is valued by therapists who need timely solutions for their patient's most complex clinical needs.

Lifestyle Products

•
Pressure Relieving Sleep Surfaces.  Invacare manufactures and distributes a complete line of therapeutic pressure relieving overlays and mattress systems. The Invacare® Softform and microAIR® brand names feature a broad range of pressure relieving foam mattresses and powered mattresses with alternating pressure, low-air-loss, or rotational design features, which redistribute weight and assist with moisture management. These mattresses are designed to provide comfort, support and relief to those patients who are immobile or have limited mobility; who may have fragile skin or be susceptible to skin breakdown; and who spend long periods in bed.

•
Safe Resident Handling. Invacare manufactures and distributes products needed to assist caregivers in transferring individuals from surface to surface (e.g., bed to chair). Designed for use in the home or in institutional settings, these products include ceiling and floor lifts, sit-to-stand devices and a comprehensive line of slings.

•
Beds. Invacare manufactures and distributes a wide variety of Invacare® branded semi-electric and fully-electric bed systems designed for both residential care and home use for a range of patient sizes. The company's offering includes bed accessories, such as bedside rails, overbed tables and trapeze bars. The company's bed systems introduced the split-spring bed design, which is easier for home medical equipment providers to deliver, assemble and clean than other bed designs. Invacare's bed systems also feature patented universal bed-ends, where the headboard and footboard may be used interchangeably. This enables customers to more efficiently deploy their inventory.

•
Manual Wheelchairs. Invacare designs, manufac-tures and distributes a complete line of manual wheelchairs. The company's manual wheelchairs are sold for use in the home and in institutional care settings. Consumers include people who are

Part I	Item 1. Business

chronically or temporarily-disabled, require basic mobility with little or no frame modification, and may propel themselves or be moved by a caregiver. The company's manual wheelchairs are marketed under the Invacare® brand name. Examples include the 9000 and Tracer® wheelchair product lines.

•
Personal Care. Invacare distributes a full line of personal care products, including ambulatory aids such as rollators, walkers, and wheeled walkers. The company also distributes bathing safety aids, such as tub transfer benches and shower chairs, as well as patient care products, such as commodes and other toileting aids. In markets where payors value durable long-lasting devices, especially those markets outside of the U.S., personal care products continue to be an important part of the company's lifestyles product business. In certain other markets, and in the U.S. in particular, this product area is focused on residential care.

Respiratory Therapy Products

The company designs and manufactures products that concentrate oxygen for consumers who need supplemental oxygen for breathing. Invacare® oxygen products are designed to meet a wide variety of patient needs, including stationary systems for use while at home and portable systems for mobile use. Historically, oxygen therapy required the delivery of large tanks of liquid oxygen or the routine delivery of tanks of compressed oxygen to patients. Industry trends continue to displace modes of oxygen therapy that involve delivery, which is costlier to provide and less convenient for patients who need to coordinate the exchange of oxygen containers. Published industry data suggests a large portion of the costs associated with home oxygen therapy are directly associated with delivery-related activities required to meet the ambulatory oxygen therapy needs of patients.  Invacare's newer modalities of oxygen supply replace these costlier and constraining delivery-based forms of care.

•
Stationary Oxygen Concentrators. Invacare oxygen concentrators are manufactured under the Platinum® and Perfecto2™ brand names and are available in five-, nine-, and ten-liter models. All Invacare stationary oxygen concentrators are designed to provide patients with durable equipment that reliably concentrates oxygen at home or in a healthcare setting. Stationary oxygen concentrators are typically used by people needing home or nocturnal oxygen, or by patients who have advanced-stage lung diseases and whose lifestyles keep them largely at home.

•
Portable Oxygen Concentrators. The fastest growing modality of providing supplementary oxygen is the battery-powered portable category. Invacare's Platinum® Mobile Oxygen Concentrator has among the most competitive features in the five-liter equivalent category, including the industry's first wireless informatics platform in the five-pound category to support the needs of providers and end-users.

•
Oxygen Refilling Devices. The Invacare® HomeFill® Oxygen System is an alternative source of ambulatory oxygen that allows patients to fill their own convenient small portable oxygen cylinders from a stationary oxygen concentrator at home. This enables users to access high-flow stationary oxygen while at home and provides an easy-to-use form of mobile oxygen while away. As a result, medical equipment providers can significantly reduce time-consuming and costly service calls associated with cylinder and/or liquid oxygen deliveries while at the same time enhancing the lifestyle of the patient.

GEOGRAPHIC SEGMENTS

Europe

The company's Europe segment operates as an integrated unit across the European, Middle Eastern and African markets with sales and operations throughout Europe. The Europe segment is coordinated with other global business units for new product development, supply chain resources and additional corporate resources. This segment primarily includes: mobility and seating; lifestyle; and respiratory therapy product lines. The company manufactures power wheelchair products, wheelchair power add-ons and hygiene products in different facilities in Germany. During 2018, manual wheelchair products that were manufactured in Switzerland, Sweden and France were consolidated in to the France facility by the end of the year. The company manufactures beds in Portugal and Sweden for various markets. Invacare manufactures therapeutic support surfaces as well as seating and positioning products in the U.K. Respiratory products, such as oxygen concentrators and Invacare® HomeFill® systems, are imported from company facilities in the U.S. In total, the Europe segment comprised 57.4%, 55.4% and 51.1% of the net sales from continuing operations in 2018, 2017 and 2016, respectively.

North America

North America includes the following segments combined for the United States and Canada:

•
North America/Home Medical Equipment (NA/HME) - This segment primarily includes: mobility and seating, lifestyle and respiratory therapy product lines. Products are sold through rehabilitation providers, home healthcare providers, and government provider agencies, such as the Veterans Administration. This segment previously included Garden City Medical Inc. ("GCM"), which was sold on September 30, 2016. The NA/HME segment represented 31.5%, 33.2% and

Part I	Item 1. Business

38.5% of the net sales from continuing operations in 2018, 2017 and 2016, respectively.

•
Institutional Products Group (IPG) - This segment sells healthcare furnishings including long-term care beds, case goods, safe patient handling equipment, and other equipment and accessories for long-term care customers. This segment also provides interior design services for nursing homes and assisted living facilities undertaking renovation projects and new construction. The IPG segment comprised 6.0%, 6.2% and 6.1% of net sales from continuing operations in 2018, 2017 and 2016, respectively.

Asia/Pacific

The company's Asia/Pacific segment combines sales and services operations, supporting customers principally in Australia and New Zealand and, to a lesser extent, other pan-Asian markets. The Asia/Pacific segment also includes Dynamic Controls Limited (DCL), a subsidiary of the company that designs and manufactures control systems for Invacare-branded respiratory and powered mobility products, and supplies components for other third-party devices. The Asia/Pacific segment represented 5.1%, 5.2% and 4.3% of the net sales from consolidated continuing operations in 2018, 2017 and 2016, respectively.

Divested Operations

On September 30, 2016, the company divested GCM which sourced and distributed primarily lifestyle products under the ProBasics™ by PMI brand name. GCM was part of the NA/HME segment of the company.

See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

For financial information regarding reportable segments, including revenues from external customers, products, segment profitability, assets and other information by segments, see Business Segments in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.

WARRANTY

Generally, the company's products are covered by warranties against defects in material and workmanship for product-specific warranty periods starting from the date of sale to the customer. Certain components, principally wheelchair and bed frames, carry a lifetime warranty.

COMPETITION

The durable medical equipment markets are highly competitive, and Invacare products face significant competition from other well-established manufacturers and distributors in the industry. Each country into which the company sells and markets its products has a set of unique conditions that impact competition, including healthcare coverage, forms and levels of reimbursement, presence of payor and provider structures and various competitors. Many factors may play a role in the selection of products and success of the company including specific features, aesthetics, quality, availability, service levels and price. Various competitors, from time to time, have instituted price-cutting programs in an effort to gain market share, and they may do so again in the future. In addition, reimbursement pressures may continue to persist in major markets, such as the U.S. These pressures have and may again significantly alter market dynamics. Increasingly, customers have access to manufacturers in low cost locations and are able to source certain products directly in lieu of purchasing from Invacare or its traditional competitors, particularly for less complex products where price is the primary selection criterion.

The company believes that successfully increasing its market share is dependent on its ability to provide value to its customers based on clinical benefits, quality, performance, and durability of the company's products and services. Customers also value the technical and clinical expertise of the company's sales force, the effectiveness of the company's distribution system, the strength of its dealer and distributor network, the availability of prompt and reliable service for its products, and the ease of doing business with the company. The company's focus on quality is paramount. By embracing quality in all aspects of the company's activities, the company believes that its products will be better aligned with customer needs and, brought to market more quickly, resulting in a better customer experience and economic return.

SALES, MARKETING AND DISTRIBUTION

North America

In the United States, Invacare products are marketed primarily to clinical specialists in rehabilitation centers, long-term care facilities, government agencies and residential care settings. The company markets to these medical professionals, who refer their patients to HME providers to obtain specific types of the company's medical equipment. The company sells its products to these providers.

In 2018, the NA/HME salesforce was primarily organized into three groups of specialized sales professionals focused on complex rehabilitation, post-acute care and respiratory products. Each team is focused on clinically complex products and solutions to support customer needs.

The IPG post-acute sales organization consists of company sales representatives and independent representative agencies supported by a marketing group that generates awareness and demand at skilled nursing facilities

Part I	Item 1. Business

for Invacare products and services. IPG also provides interior design services and products for nursing homes and assisted living facilities undertaking renovation projects and new construction.

The company contributes extensively to editorial coverage in trade publications concerning the products the company manufactures. Company representatives attend numerous trade shows and conferences on a national and regional basis in which Invacare products are displayed to providers, health care professionals, managed care professionals and consumers. The company also drives brand awareness through its website, as well as online communities of people who may use its products.

The company raises consumer awareness of its products through its sponsorship of a variety of wheelchair sporting events and its support of various philanthropic causes benefiting consumers of the company's products. In 2018, the company sponsored Miss Wheelchair USA, a program promoting self-confidence, community service and celebrating the achievements of women with disabilities. The company's sponsorship of several individual wheelchair athletes and teams continued in 2018, including top-ranked male and female racers and handcyclists and wheelchair basketball teams. In addition, the company continued to support disabled veterans with its 38th year of continuous sponsorship of the National Veterans Wheelchair Games, the largest annual wheelchair sporting event in the world. These sporting events bring a competitive and recreational sports experience to military veterans who, due to spinal cord injury, neurological conditions or amputation, use various assistive technology devices for their mobility needs.
The company's products are distributed through a network of facilities and directly from some manufacturing sites to optimize cost, inventory and delivery performance.
Europe
The company's European operations primarily conduct manufacturing, marketing and distribution functions in Western Europe and coordinate export sales activities through local distributors for markets in the Middle East and Africa. The company utilizes an employee-sales force and independent distributors. In markets where the company has its own sales force, product sales are made to medical equipment dealers and directly to government agencies. Marketing functions are staffed by central and regional teams to optimize coverage and content. The company operates distribution centers in various locations to optimize cost and delivery performance.
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

Sales and marketing efforts in Asia/Pacific are managed within the region and leveraged from other regions of the company. Sponsorship efforts are focused around programs designed to introduce people with disabilities to sports as a pathway to inclusion. In 2018, Invacare Australia sponsored the Summer Down Under Series, which culminated in the Oz Day 10K classic wheelchair race on Australia Day. In 2018, Invacare New Zealand sponsored the Halberg Junior Disability Games and worked with local organizations to improve access for people with disabilities. Invacare supports a number of sporting organizations in the region, primarily focused on those that introduce people to sports. In 2018, Invacare (Thailand) Ltd. was established, with a focus on expansion of the company's southeast Asia network.

PRODUCT LIABILITY COSTS

The company is self-insured in North America for product liability exposures through its captive insurance company, Invatection Insurance Company, which currently has a policy year that runs from September 1 to August 31 and insures annual policy losses up to $10,000,000 per occurrence and $13,000,000 in the aggregate. The company has additional layers of external insurance coverage, related to all lines of insurance, insuring up to $75,000,000 in aggregate losses per policy year arising from individual claims anywhere in the world that exceed the captive insurance company policy limits or the limits of the company's per-country foreign liability limits, as applicable. There can be no assurance that Invacare's current insurance levels will continue to be adequate or available at affordable rates.

Product liability reserves are recorded for individual claims based upon historical experience, industry expertise and other indicators. Additional reserves, in excess of the specific individual case reserves, are provided for incurred unreported claims based upon actuarial valuations at the time such valuations are conducted. Historical claims experience and other assumptions are taken into consideration by the company in estimating the ultimate reserves. For example, the actuarial analysis assumes that historical loss experience is an indicator of future experience, that the distribution of exposures by geographic area and nature of operations for ongoing operations is expected to be very similar to historical operations with no dramatic changes and that the government indices used to trend losses and exposures are appropriate. Estimated amounts used in the calculation of reserves are

Part I	Item 1. Business

adjusted on a regular basis and can be impacted by actual loss awards and claim settlements. While actuarial analysis is used to help determine adequate reserves, the company is responsible for determining and recording adequate reserves in accordance with accepted loss reserving standards and practices and applicable accounting principles.

PRODUCT DEVELOPMENT AND ENGINEERING
The company's strategy includes developing a cadence of meaningful new products in key markets and product areas. As the result of work among the company's development groups in North America, Europe and Asia, Invacare launched a series of new innovations in 2018, including the following:

•	The Invacare® TDX® SP2 Power Wheelchair, with LiNX® Technology, now offers a captain's seat option and was further re-designed to support a higher weight capacity to service the bariatric market.

•
In the category of power add-on drives, the company's Alber division launched the E-Pilot in May 2018. This is the first power handbike with a fully-integrated lithium-ion battery and smartphone connectivity. The all new e-motion® power-assist was launched in October 2018 and is equipped with a leading-edge digital motor technology that provides extra power for every propelling movement and a new generation of gearless-brushless rear wheel hub motors providing increased driving performance and efficiency.

•
In the Lifestyles product line, the company launched the Birdie Evo in May 2018, a new mobile floor lifter with features such as Smartlock and Slow'R®, for improved operation, safety and comfort. In September 2018, the company launched the Ocean Ergo line of bath lifters, which offers safe, smooth and easy tilting for caregivers and ergonomic seating for patients to support independent, upright seating.

•
For pushrim racing, Top End launched a new elite level racing chair.  The Top End Eliminator™ NRG racing chair incorporates a carbon-fiber main beam, mated to a customized fully-welded hybrid cage, offering the leading technology to adaptive racers.

MANUFACTURING AND SUPPLIERS

The company's objective is to efficiently deploy resources in its supply network to achieve the best quality, service performance and lowest total cost. The company seeks to achieve this result through a combination of inputs from Invacare facilities, contract manufacturers and key suppliers.

The company continues to emphasize quality excellence and efficiency across its manufacturing and distribution operations. The company is expanding its culture of deploying current Good Manufacturing Practices (“cGMP”) and Lean Manufacturing principles to eliminate waste throughout the network and will continue to pursue improvements in its manufacturing processes. At its core, the company's operations produce and distribute both custom-configured products for use in specialized clinical situations and standard products.

The company procures raw materials, components and finished goods from a global network of internal and external sources. The company utilizes regional sourcing offices to identify, develop and manage its external supply base. Where appropriate, Invacare utilizes suppliers across multiple regions to ensure flexibility, continuity and responsiveness. The company's network of engineering design centers, product management groups and sources of supply are used to optimize cost and satisfy customer demand.
North America
The company operates several vertically integrated factories in North America, each with specific capabilities: custom powered wheelchairs and seating products (Elyria, OH); manual and passive manual wheelchairs and patient aids (Reynosa, MX); beds, institutional case goods and respiratory therapy products (Sanford, FL); manual recreational and wheelchair products (Pinellas Park, FL), passive manual and pediatric wheelchairs (Simi Valley, CA); and seating and positioning systems (Toronto, ONT). Products made in North American operations are sold in North America and are shipped as finished goods and as subcomponents to internal and external customers globally. The company is in the process of rationalizing its North American distribution network to optimize delivery performance, inventory and cost.
Europe
The company has seven manufacturing and assembly facilities in Europe, each of which is equipped with individual capabilities to manufacture patient aids, wheelchairs, powered mobility accessories, bath safety products, beds, therapeutic support surfaces, and patient transport products. The Europe segment uses these internal sources and some external sources of finished goods and components to create the portfolio of products it distributes. Products distributed in Europe are used by internal and external customers worldwide.

Asia/Pacific

Invacare Asia/Pacific manufactures control systems and components used primarily in mobility and respiratory devices that serve global markets through the company's factory in Suzhou, Jiangsu Province, China. The company operates distribution nodes in several countries to supply customer needs while optimizing cost, inventory and service levels.

Part I	Item 1. Business

TRANSFORMATION UPDATE

In 2018, the company faced additional headwinds in North America, such as tariffs and changes in reimbursement as well as national competitive bidding, which have prompted the company to accelerate its actions to drive growth and improve operations. The enhanced transformation and growth plan balances innovative organic growth, product portfolio changes across all regions, and cost improvements in supply chain and administrative functions. The company has engaged third-party experts to help assess, plan and support the execution of improvement opportunities, in an effort to ensure the best plans are adopted across the entire enterprise.

Key elements of the enhanced transformation and growth plan:

•	Re-evaluate all business segments and product lines for the potential to be profitable and to achieve a leading market position given evolving market dynamics;

•	In Europe, leverage centralized innovation and supply chain capabilities while reducing the cost and complexity of a legacy infrastructure;

•	In North America, adjust the portfolio to support consistent profitable growth, drive faster innovation, and redesign business processes to lower cost and improve customers' experience;

•	In Asia/Pacific, remain focused on sustainable growth and expansion in the southeast Asia region; and

•	Globally, take actions to reduce working capital and improve free cash flow.

The company believes its strong balance sheet, along with expected operational improvements, will support the company's transformation plans and provide the flexibility needed to address future debt maturities.

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

In many markets, healthcare costs have been consistently increasing in excess of the rate of inflation and as a percentage of GDP. Efforts to control payor's budgets have impacted reimbursement levels for healthcare programs. Private insurance companies often mimic changes in government programs. Reimbursement guidelines in the home healthcare industry have a substantial impact on the nature and type of equipment consumers can obtain and thus, affect the product mix, pricing and payment patterns of the company's customers who are typically the medical equipment providers to end-users.

The company has continued its efforts to influence public policies that impact home-based and long-term non-acute healthcare. The company has been actively educating federal and state legislators about the needs of the patient communities it serves and has worked with policy authors to ensure the industry's healthcare consumer needs are represented. The company believes its efforts have given the company a competitive advantage. Customers and end-users recognize the company's advocacy efforts, and the company has the benefit of remaining apprised of emerging policy direction.

FDA

The United States Food and Drug Administration (“FDA”) regulates the manufacture, distribution and marketing of medical devices. Under such regulation, medical devices are classified as Class I, Class II or Class III devices, depending on the level of risk posed to patients, with Class III designating the highest-risk devices. The company's principal products are designated as Class I or Class II. In general, Class I devices must comply with general controls, including, but not limited to, requirements related to establishment registration and device listing, labeling, medical device reporting, and the Quality System Regulation (QSR). In addition to general controls, certain Class II devices must comply with design controls, premarket notification, and applicable special controls. Domestic and foreign manufacturers of medical devices sold in the U.S. are subject to being inspected by FDA. In addition, some foreign governments have adopted regulations relating to the design, manufacture and marketing of health care products.

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

Part I	Item 1. Business

manufacturing facility in Elyria, Ohio. The consent decree initially limited the company's (i) manufacture and distribution of power and manual wheelchairs, wheelchair components and wheelchair sub-assemblies at or from its Taylor Street manufacturing facility, except in verified cases of medical necessity, (ii) design activities related to wheelchairs and power beds that take place at the impacted Elyria facilities and (iii) replacement, service and repair of products already in use from the Taylor Street manufacturing facility. Under the terms of the consent decree, in order to resume full operations, the company had to successfully complete independent, third-party expert certification audits at the impacted Elyria facilities, comprised of three distinct certification reports separately submitted to, and accepted by, FDA; submit its own report to the FDA; and successfully complete a reinspection by FDA of the company's Corporate and Taylor Street facilities.

On July 24, 2017, following its June 2017 reinspection of the Corporate and Taylor Street facilities, FDA notified the company that it was in substantial compliance with the Federal Food, Drug and Cosmetic Act (FDA Act), FDA regulations and the terms of the consent decree and that the company was permitted to resume full operations at those facilities including the resumption of unrestricted sales of products made in those facilities.

The consent decree will continue in effect for at least five years from July 24, 2017, during which time the company's Corporate and Taylor Street facilities must complete two semi-annual audits in the first year and then four annual audits in the next four years performed by a company-retained expert firm. The expert audit firm will determine whether the facilities remain in continuous compliance with the FDA Act, regulations and the terms of the consent decree. The FDA has the authority to inspect these facilities and any other FDA registered facility, at any time.

In 2018, the company completed the first two semi-annual independent expert audits of the Corporate and Taylor Street facilities, as required under the consent decree, and the facilities were found to remain in compliance with the FDA Act, the FDA regulations and the consent decree. The audit reports have been submitted to FDA.

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

FDA also has authority under the consent decree to assess liquidated damages of $15,000 per violation per day for any violations of the consent decree, FDA regulations or the FDA Act. FDA also may assess liquidated damages for shipments of adulterated or misbranded devices in the amount of twice the sale price of any such adulterated or misbranded device. The liquidated damages, if assessed, are limited to a total of $7,000,000 for each calendar year. The authority to assess liquidated damages is in addition to any other remedies otherwise available to FDA, including civil money penalties.

For additional information regarding the consent decree, please see the following sections of this Annual Report on Form 10-K: Item 1. Business - Government Regulation; Item 1A. Risk Factors; and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook and - Liquidity and Capital Resources.

Other FDA Matters

As required, the company's facilities which produce products for sale in the U.S. are registered with FDA. Those facilities are subject to inspections by FDA at any time. Recent inspections of company facilities by or on behalf of FDA are summarized in the following paragraphs.

In September 2017, Alber GmbH, a wholly owned subsidiary of the company, received a warning letter from the FDA. The warning letter required completion of corrective actions to address Form 483 observations issued following FDA's inspection of Alber's facility in Albstadt, Germany in May 2017. As a consequence of the warning letter, all Alber devices could not be imported into the United States until all findings were corrected to FDA's satisfaction. On January 3, 2018, FDA notified the company that Alber's responses to the warning letter were adequate, and that FDA had as of that date, removed the import suspension. FDA conducted its subsequent reinspection of Alber in April 2018, the result of which included no noted observations. On July 27, 2018, FDA notified the company that it addressed the violations contained in the warning letter and that the warning letter at the Albstadt facility was closed.

In November 2017, the FDA inspected the company's facility in Sanford, Florida and issued its observations on Form 483, and the company submitted its response to FDA in a timely manner. In July 2018, the FDA notified the company that its responses to the Form 483 observations were adequate. The Sanford facility was the subject of a warning letter from the FDA issued in December 2010 related to quality systems processes and procedures, and the company continues to work on addressing the FDA's citations. On August 21, 2018, FDA notified the company that it addressed the violations contained in the warning letter and that the warning letter at the Sanford facility was closed.

Part I	Item 1. Business

The company expects that substantially all of its facilities will be inspected by FDA or other regulatory agencies from time to time. The frequency, duration, scope, findings and consequences of these inspections cannot be predicted.

From time to time, the company may undertake voluntary recalls or field corrective actions of the company's products to correct potential product safety issues that may arise, in furtherance of the company's high standards of quality, safety and effectiveness.

Other Quality Accomplishments

In 2018, the company's main facilities in Europe, Asia and North America were certified as meeting ISO 13485-2016 requirements, a stringent international standard for quality management systems, demonstrating its continued commitment to quality excellence.

National Competitive Bidding

In the United States, CMS is a significant payor and governs healthcare reimbursement for Medicare services. On January 1, 2011, CMS began its National Competitive Bidding ("NCB") program in nine metropolitan statistical areas (MSA) across the country ("Round 1") to reduce healthcare spending, pursuant to a 2003 federal law. On July 1, 2013, CMS expanded the program to an additional 91 MSAs ("Round 2"). These bid programs have resulted in new, lower Medicare payment rates in these 100 areas. In January 2016, CMS began the deployment of NCB rates to the remainder of the Medicare population that had not yet been impacted by the program. These were primarily less densely populated, rural areas. In 2016, CMS divided the United States into eight regions and applied the average reimbursement reduction per NCB product category in each region from Round 1 and Round 2 to the rural providers in those eight regions.

In November 2018, CMS announced that it was suspending the NCB program for approximately two years, from January 1, 2019 through approximately December 31, 2020, and in the interim will implement changes to the NCB program. In future NCB programs, it is expected that the payment rates will be raised to the clearing price rather than the median of the initial contractors' rates. CMS is also expected to use “lead item pricing”, meaning that bidders will submit a bid for the item in the product category with the highest total national Medicare allowed charges during the previous year. Prices for all other items in that product category will be based off that lead item, using the relative payment levels in the 2015 Medicare fee schedules (used to set prices prior to NCB-based pricing). During the approximate two-year period in which the bid program is suspended, Medicare payment rates are generally expected to remain substantially similar to 2018 rates. In former bid areas during this two-year window, any Medicare supplier will be able to provide bid items to beneficiaries. CMS' November 2018 rule also modified payment rates for oxygen, based on Medicare's “budget neutrality” mandate. For the oxygen devices the company sells, however, the total Medicare payment rate will remain substantially similar to 2018 payment rates.

The company's exposure to effects of NCB rate reductions and any similar reductions from private payors or state agencies can increase the company's credit risk associated with customers whose revenue, based on reimbursement, may be significantly reduced. As reimbursement rates are reduced, the company's customers may experience pressure on profitability and liquidity. The company therefore remains focused on being judicious in its extension of credit to its customers and vigilant about collections efforts.

In addition, the consequence of reduced reimbursement has and may continue to compel customers to consider alternative sources of supply, which may be available at lower purchase prices, thereby reducing sales of the company or the price at which customers will transact for certain products.

Although reductions in CMS payments are disruptive to the homecare industry, the company believes it can grow and thrive in this environment. The company expects to continue pursuing productivity initiatives intended to lower the costs to serve customers, in an effort to profitably meet lower customer price targets. The company also produces certain solutions, which can provide lower total cost of business for its customers. As an example, the company's respiratory therapy products can help offset reimbursement reductions by eliminating the need for routine home exchange services of pre-filled oxygen cylinders with end-users. Delivery costs can be a substantial element of cost for its customers. The company's HomeFill oxygen system, Platinum Mobile oxygen concentrator, as well as the company's oxygen concentrators, can provide effective convenient therapy for consumers and cost-effective equipment solutions for providers by eliminating customer's costs associated with home cylinder exchange. Similarly, the informatics capabilities the company launched for power wheelchairs and respiratory devices in 2017 enable customers to more cost effectively provide service and support their end-user customers. The company intends to continue developing solutions that help providers improve profitability and reduce the overall cost of care for payors.

Part I	Item 1. Business

BACKLOG

The company generally manufactures its products to meet near-term demands by shipping from stock or by building to order based on the specialized nature of certain products. Therefore, the company does not have substantial backlog of orders of any particular product nor does it believe that backlog is a significant factor for its business.

EMPLOYEES

As of December 31, 2018, the company had approximately 4,200 employees.

FOREIGN OPERATIONS AND EXPORT SALES

The company also markets its products for export to other foreign countries. In 2018, the company's products were sold in over 100 countries. For information relating to net sales, operating income and identifiable assets of the company's foreign operations, see Business Segments in the Notes to the Consolidated Financial Statements.

AVAILABLE INFORMATION

The company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments thereto, as well as proxy statements and other documents with the Securities and Exchange Commission (SEC). The SEC maintains a website, http://www.sec.gov, which contains all reports, proxy and information statements and other information filed by the company with the SEC.

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

FORWARD-LOOKING INFORMATION

This Form 10-K contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “could,” “plan,” “intend,” “expect,” “continue,” “believe” and “anticipate,” as well as similar comments, denote forward-looking statements that are subject to inherent uncertainties that are difficult to predict. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties, which include, but are not limited to, the following: adverse effects of the company's consent decree of injunction with the U.S. Food and Drug Administration (FDA), including but not limited to, compliance costs, inability to rebuild negatively impacted customer relationships, unabsorbed capacity utilization, including fixed costs and overhead; any circumstances or developments that might adversely impact the third-party expert auditor's required audits of the company's quality systems at the facilities impacted by the consent decree, including any possible failure to comply with the consent decree or FDA regulations; regulatory proceedings or the company's failure to comply with regulatory requirements or receive regulatory clearance or approval for the company's products or operations in the United States or abroad; adverse effects of regulatory or governmental inspections of company facilities at any time and governmental enforcement actions; including the investigation of pricing practices at one of the company's former rentals businesses; circumstances or developments that may make the company unable to implement or realize the anticipated benefits, or that may increase the costs, of its current business initiatives, including its enhanced transformation and growth plan; possible adverse effects on the company's liquidity that may result from delays in the implementation or realization of benefits of its current business initiatives, or from any requirement to settle repurchase rights or conversions of its outstanding convertible notes in cash; product liability or warranty claims; product recalls, including more extensive warranty or recall experience than expected; possible adverse effects of being leveraged, including interest rate or event of default risks; exchange rate fluctuations, particularly in light of the relative importance of the company's foreign operations to its overall financial performance and including the existing and potential impacts from the Brexit referendum; potential impacts of the United States administration's policies, and any legislation or regulations that may result from those policies, and of new United States tax laws, rules, regulations or policies; legal actions, including adverse judgments or settlements of litigation or claims in excess of available insurance limits; adverse changes in government and other third-party payor reimbursement levels and practices both in the U.S. and in other countries (such as, for example, more extensive pre-payment reviews and post-payment audits by payors, or the continuing impact of the U.S. Medicare National Competitive Bidding program); ineffective cost reduction and restructuring efforts or inability to realize anticipated cost savings or achieve desired efficiencies from such efforts; delays, disruptions or excessive costs incurred in facility closures or consolidations; tax rate fluctuations; additional tax expense or additional tax exposures, which could affect the company's future profitability and cash flow; inability to design, manufacture, distribute and achieve market acceptance of new products with greater functionality or new product platforms that deliver the anticipated benefits at competitive prices; consolidation of health care providers; increasing pricing pressures in the markets for the company's products; lower cost imports; uncollectible accounts receivable; difficulties in implementing/upgrading Enterprise Resource Planning systems; risk of cybersecurity attack, data breach or data loss and/or delays in or inability to recover or restore data and IT systems; risks inherent in managing and operating businesses in many different foreign jurisdictions; decreased availability or increased costs of materials which could increase the company's costs of producing or acquiring the company's products, including the adverse impacts of new tariffs and possible increases in commodity costs or freight costs; heightened vulnerability to a hostile takeover attempt or other shareholder activism; provisions of Ohio law or in the company's debt agreements, charter documents or other agreements that may prevent or delay a change in control, as well as the risks described from time to time in the company's reports as filed with the Securities and Exchange Commission. Except to the extent required by law, the company does not undertake and specifically declines any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

Part I	Item 1A. Risk Factors

Item 1A.    Risk Factors.

The company's business, operations and financial condition are subject to various risks and uncertainties. One should carefully consider the risks and uncertainties described below, together with all the other information in this Annual Report on Form 10-K and in the company's other filings with the SEC, before making any investment decision with respect to the company's securities. The risks and uncertainties described below may not be the only ones the company faces. Additional risks and uncertainties not presently known by the company or that the company currently deems immaterial may also affect the company's business. If any of these known or unknown risks or uncertainties occur, develop or worsen, the company's business, financial condition, results of operations and future growth prospects could change substantially.

If the company's business transformation efforts are ineffective, the company's strategic goals, business plans, financial performance or liquidity could be negatively impacted.

The company is implementing a multi-year turnaround strategy intended to substantially transform its business and re-orient its resources to a more clinically complex mix of products and solutions. To date, this strategy has included actions to re-orient the company's North American commercial team, restart the company's innovation pipeline, shift its product mix, develop and expand its talent, and strengthen its balance sheet. As part of these actions, the company has reshaped its sales force in North America, invested in product development, discontinued a significant amount of non-core products, and issued convertible debt to fund the transformation. The company also has taken steps to realign infrastructure and processes that are intended to drive efficiency and reduce costs. Recent additional business headwinds in North America, such as tariff related increases in product and component cost, have prompted the company to accelerate its transformation efforts.

The company may not be successful in achieving the full long-term growth and profitability, operating efficiencies and cost reductions, or other benefits expected from these transformation efforts. The company also may experience business disruptions associated with these activities. Further, the benefits of the strategy, if realized, may be realized later than expected, the costs of implementing the strategy may be greater than anticipated, and the company may lack adequate cash or capital or may not be able to attract and retain the necessary talent, to complete the transformation. If these measures are not successful, the company may undertake additional transformation efforts, which could result in future expenses. If the company's business transformation efforts prove ineffective, the company's ability to achieve its strategic goals and business plans, and the company's financial performance, may be materially adversely affected.

If the the company's transformation efforts are ineffective, the company may not be able to pay its indebtedness when due or refinance its debt, which could have a material, adverse effect upon the company.

If the company's business transformation efforts prove ineffective and it continues to experience negative cash flows and losses, the company may require additional financing. Under these circumstances, such financing may be difficult or expensive to obtain, and the company can make no assurances that it would be available on terms acceptable to the company, if at all.

Increased IT security threats and more sophisticated and targeted computer crime could pose a risk to the company's systems, networks, products and services.
Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to the security of the company's systems and networks as well as the confidentiality, protection, availability and integrity of the company's data and any personal data on such networks or systems, including regulatory risks under the EU General Data Protection Regulation (GDPR) and the U.S. Health Insurance Portability and Accountability Act (HIPAA) risks, among other risks. While the company attempts to mitigate these risks by employing a number of measures, including employing IT security tools and systems, employee training, monitoring of its networks and systems, and maintenance of backup and protective systems, the company's systems, networks, products and services remain potentially vulnerable to advanced persistent threats. Through its sales channels, the company may collect and store personal or confidential information that customers provide to purchase products or services, enroll in promotional programs and register on the company's website, among other reasons. The company may also acquire and retain information about customers, product end users, suppliers and employees in the normal course of business. The company also creates and maintains proprietary information that is critical to its business, such as its product designs and manufacturing processes.
Despite the company's efforts to secure its systems and networks, and any personal or sensitive information stored thereon, the company could experience a significant data security breach. Computer hackers may attempt to penetrate the company's or its vendors' information systems and, if successful, misappropriate confidential customer, supplier, employee or other business or personal information, including company intellectual property. Third parties could also gain control of company systems and use them for criminal purposes. Depending on their nature and scope, such threats could result in the loss of existing customers, difficulty in attracting new customers, exposure to claims from customers, governmental or data privacy or data protection authorities, financial institutions, payment card associations,

Part I	Item 1A. Risk Factors

employees and other persons, imposition of regulatory sanctions or penalties, incurring of additional expenses or lost revenues, or other adverse consequences, any of which could have a material adverse effect on the company's business and results of operations.
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

•
potential adverse changes in economic and political conditions in countries where the company operates or where end-users of the company's products reside, or in their diplomatic relations with the United States;

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
The factors described above also could disrupt the company's product manufacturing and assembling operations or its key suppliers located outside of the United States or increase the cost to the company of conducting those operations or using those suppliers. For example, the company relies on its manufacturing and sourcing operations in Mexico and China to produce its products. Disruptions in, or increased costs related to, the company's foreign operations, particularly those in Mexico or China, may impact the company's revenues and profitability.

Decreased availability or increased costs of materials could increase the company's costs of producing its products.

The company purchases raw materials, fabricated components, some finished goods and services from a variety of suppliers. Raw materials such as plastics, steel and aluminum are considered key raw materials. Where appropriate, the company employs contracts with its suppliers, both domestic and international. From time to time, however, the prices, availability, or quality of these materials fluctuate due to global market demands, import duties and tariffs, or economic conditions, which could impair the company's ability to procure necessary materials or increase the cost of these materials. Inflationary and other increases in costs of these materials have occurred in the past and may recur from time to time. In addition, freight costs associated with shipping and receiving product and sales are impacted by fluctuations in the cost of oil and gas. A reduction in the supply or increase in the cost or change in quality of those materials could impact the company's ability to manufacture its products and could increase the cost of production, which could negatively impact the company's revenues and profitability. For example, the tariffs on steel and aluminum on a wide range of products and components imported from China recently imposed by the U.S. as well as material cost increases imposed by domestic suppliers influenced by the tariffs, have had, and may continue to have, a significant adverse effect on the company's cost of product. While the company is attempting to mitigate the adverse impacts of these tariffs, through identifying long-term alternative supply chain opportunities and other actions, if the company is unsuccessful in doing so, its revenues, profitability and results of operations may continue to be adversely affected.

Part I	Item 1A. Risk Factors

The company's ability to manage an effective supply chain is a key success factor.

The company needs to manage its supply chain efficiently from sourcing to manufacturing and distribution. Successful supply chain management is based on building strong supplier relationships, built on conforming, quality products delivered on-time and at a fair price and operating efficiency. Cost reduction efforts depend on the company's execution of global and regional product platforms that create leverage in sourcing. If the company's supply chain management or cost reduction optimization efforts are ineffective, the company's revenues and profitability can be negatively impacted.

If the company's products are not included within an adequate number of customer formularies, or if pricing policies otherwise favor other products, the company's market share and gross margin could be negatively affected.

Many of the medical equipment and home health care providers to whom the company sells its products negotiate the price of products and develop formularies which establish pricing and reimbursement levels. Many of these providers also compensate their sales personnel based on the formulary position of the products they sell. Exclusion of a product from a formulary, or unfavorable positioning of a product within a formulary, can lead to its sharply reduced usage in the provider's patient population. If the company's products are not included, or favorably positioned, within an adequate number of formularies, or if the pricing policies of providers otherwise favor other products, the company's sales revenues, market share and gross margin could be negatively affected, which could have a material adverse effect on the company's results of operations and financial condition.

The industry in which the company operates is highly competitive and some of the company's competitors may have greater financial resources, a more effective market strategy or better strategic execution.

The home medical equipment market is highly competitive and the company's products face significant competition from other well-established manufacturers or potential new market entrants. Reduced government reimbursement levels and changes in reimbursement policies, such as the National Competitive Bidding program implemented by CMS, may drive competitors, particularly those that have greater financial resources than the company's, to offer drastically reduced pricing terms in an effort to take market share from the company or secure government acceptance of their products and pricing. New or disruptive products which compete with the company's products may be introduced in the market or may find higher level or customer acceptance than the company's products. Any increase in competition may cause the company to lose market share or compel the company to reduce prices to remain competitive, which could have a material adverse effect on the company's results of operations. The company's failure to recognize changing market demands or a failure to develop or execute a strategy to meet such changes could also result in a material adverse effect on the company's results of operations.

The consolidation of health care customers and the company's competitors could result in a loss of customers or in additional competitive pricing pressures.

Numerous initiatives and reforms instituted by legislators, regulators and third-party payors to reduce home medical equipment costs have caused pricing pressures which have resulted in a consolidation trend in the home medical equipment industry as well as among the company's customers, including home health care providers. In the past, some of the company's competitors, which may include distributors, have been lowering the purchase prices of their products in an effort to attract customers. This in turn has resulted in greater pricing pressures, including pressure to offer customers more competitive pricing terms, exclusion of products from or unfavorable position on provider formularies and the exclusion of certain suppliers from important market segments as group purchasing organizations, independent delivery networks and large single accounts continue to consolidate purchasing decisions for some of the company's customers. Further consolidation could result in a loss of customers, increased collectability risks, or increased competitive pricing pressures. In addition, as reimbursement pressures persist in the U.S. market, some customers directly source their own lifestyle products to secure a low-cost advantage.

Lower cost imports could negatively impact the company's profitability.

Competition from lower cost imports sourced from low cost countries, such as countries in Asia, may negatively impact the company's sales volumes. In the past, competition from certain of these products has caused the company to lower its prices, cutting into the company's profit margins and reducing the company's overall profitability.

The company's business strategy relies on certain assumptions concerning demographic trends that impact the market for its products. If these assumptions prove to be incorrect, demand for the company's products may be lower than expected.

The company's ability to achieve its business objectives is subject to a variety of factors, including the relative increase in the aging of the general population. The company believes that these trends will increase the need for its products. The projected demand for the company's products could materially differ from actual demand if the company's assumptions regarding these trends and acceptance of its

Part I	Item 1A. Risk Factors

products by health care professionals and patients prove to be incorrect or do not materialize. If the company's assumptions regarding these factors prove to be incorrect, the company may not be able to successfully implement the company's business strategy, which could adversely affect the company's results of operations. In addition, the perceived benefits of these trends may be offset by competitive or business factors, such as the introduction of new products by the company's competitors or the emergence of other countervailing trends, including lower reimbursement and pricing.

The company is subject to a consent decree of injunction ("consent decree") with the U.S. Food and Drug Administration (“FDA”), the effects of which have been, and continue to be, costly to the company and could result in continued adverse consequences to the company's business.

In December 2012, the company became subject to a consent decree of injunction filed by FDA with respect to the company's Corporate facility and its Taylor Street manufacturing facility in Elyria, Ohio. The consent decree initially limited the company's (i) manufacture and distribution of power and manual wheelchairs, wheelchair components and wheelchair sub-assemblies at or from its Taylor Street manufacturing facility, except in verified cases of medical necessity, (ii) design activities related to wheelchairs and power beds that take place at the impacted Elyria facilities and (iii) replacement, service and repair of products already in use from the Taylor Street manufacturing facility. Under the terms of the consent decree, in order to resume full operations, the company had to successfully complete independent, third-party expert certification audits at the impacted Elyria facilities, comprised of three distinct certification reports separately submitted to, and accepted by, FDA; submit its own report to the FDA; and successfully complete a reinspection by FDA of the company's Corporate and Taylor Street facilities.

On July 24, 2017, following its reinspection, FDA notified the company that it was in substantial compliance with the QSR and the Federal Food, Cosmetic & Drug Act (The FDA Act), FDA regulations and the terms of the consent decree that the company was permitted to resume full operations at those facilities including the resumption of unrestricted sales of products made in those facilities.

The consent decree will continue in effect for a minimum of five years from July 24, 2017, during which time the company's Corporate and Taylor Street facilities must complete two semi-annual audits in the first year and then four annual audits in the next four years performed by a company retained expert firm. The expert audit firm will determine whether the facilities remain in continuous compliance with the FDA Act, regulations and the terms of the consent decree. The FDA has the authority to inspect these facilities and any other FDA registered facility, at any time. The FDA also has the authority to order the company to take a wide variety of remedial actions if the FDA finds that the company is not in compliance with the consent decree or FDA regulations. The FDA also has authority under the consent decree to assess liquidated damages for any violations of the consent decree, FDA regulations or the FDA Act. Any such failure by the company to comply with the consent decree, the FDA Act or FDA regulations, or any need to complete significant remediation as a result of any such audits or inspections, or actions taken by the FDA as a result of any such failure to comply, could have a material adverse effect on the company's business, financial condition, liquidity or results of operations.

The limitations previously imposed by the FDA consent decree negatively affected net sales in the NA/HME segment and, to a certain extent, the Asia/Pacific segment beginning in 2012. The limitations led to delays in new product introductions. Further, uncertainty regarding how long the limitations would be in effect limited the company's ability to renegotiate and bid on certain customer contracts and otherwise led to a decline in customer orders.

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

Any failure by the company to comply with medical device regulatory requirements or receive regulatory clearance or approval for the company's products or operations in the United States or abroad could adversely affect the company's business.

The company's medical devices are subject to extensive regulation in the United States by FDA, and by similar governmental authorities in the foreign countries where the company does business. FDA regulates virtually all aspects of a medical device's development, testing, manufacturing, labeling, promotion, distribution and marketing. In addition, the company is required to file reports with FDA if the company's products may have caused, or contributed to, a death or serious injury, or if they malfunction and would be likely to cause, or contribute to, a death or serious injury if the malfunction were to recur. In general, unless an exemption applies, the company's mobility and respiratory therapy products must receive a pre-market clearance from FDA

Part I	Item 1A. Risk Factors

before they can be marketed in the United States. FDA also regulates the export of medical devices to foreign countries. The company cannot be assured that any of the company's devices, to the extent required, will be cleared by FDA through the pre-market clearance process or that FDA will provide export certificates that are necessary to export certain of the company's products for sale in certain foreign countries. If the company is unable to obtain export certificates for its products, it will limit the company's ability to support foreign markets with such products, which may have an adverse impact on the company's business and results of operations.

Additionally, the company is required to obtain pre-market clearances to market modifications to the company's existing products or market its existing products for new indications. FDA requires device manufacturers themselves to make and document a determination as to whether a modification requires a new clearance; however, FDA can review and disagree with a manufacturer's decision. The company may not be successful in receiving clearances in the future or FDA may not agree with the company's decisions not to seek clearances for any particular device modification. FDA may require a clearance for any past or future modification or a new indication for the company's existing products. Such submissions may require the submission of additional data and may be time consuming and costly, and ultimately, may not be cleared by FDA.

If FDA requires the company to obtain pre-market clearances for any modification to a previously cleared device, the company may be required to cease manufacturing and marketing the modified device or to recall the modified device until the company obtains FDA clearance, and the company may be subject to significant regulatory fines or penalties. In addition, FDA may not clear these submissions in a timely manner, if at all. FDA also may change its policies, adopt additional regulations or revise existing regulations, each of which could prevent or delay pre-market clearance of the company's devices, or could impact the company's ability to market a device that was previously cleared. Any of the foregoing could adversely affect the company's business.

Any failure by the company to comply with the regulatory requirements of FDA and other applicable U.S. regulatory requirements may subject the company to administrative or judicially imposed sanctions. These sanctions include warning letters, civil penalties, criminal penalties, injunctions, consent decrees, product seizure or detention, product recalls and total or partial suspension of production, any of which could materially adversely affect the company's business, financial condition, liquidity and results of operations.

As part of its regulatory function, FDA routinely inspects the facilities of medical device companies and has continued

to actively inspect the company's facilities, other than through the processes established under the consent decree. The company expects that the FDA will from time to time, inspect substantially all the company's domestic and foreign FDA-registered operational facilities and may do so repeatedly. The results of regulatory claims, proceedings or investigations are difficult to predict. An unfavorable resolution or outcome of any matter that may arise out of any FDA inspection of the company's facilities, could materially and adversely affect the company's business, financial condition, liquidity and results of operations.

In many of the foreign countries in which the company manufactures or markets its products, the company is subject to extensive medical device regulations that are similar to those of FDA, including those in Europe. The regulation of the company's products in Europe falls primarily within the European Economic Area, which consists of the European Union member states, as well as Iceland, Liechtenstein and Norway. Only medical devices that comply with certain conformity requirements of the Medical Device Directive are allowed to be marketed within the European Economic Area. The company's products will be required to comply with the European Medical Device Regulation ("MDR"), for class 1 products by May 2020, and for class 2 products by 2025. Products that fail to be certified with the MDR may not be marketed or sold in the European Union. In addition, the national health or social security organizations of certain foreign countries, including those outside Europe, require the company's products to be qualified before they can be marketed in those countries. Failure to receive, or delays in the receipt of, relevant foreign qualifications in the European Economic Area or other foreign countries could have a material adverse effect on the company's business.

Being in the health care industry, the company is subject to extensive government regulation, and if the company fails to comply with applicable health care laws or regulations, the company could suffer severe civil or criminal sanctions or may be required to make significant changes to the company's operations that could have a material adverse effect on the company's results of operations.

The company sells its products principally to medical equipment and home health care providers who resell or rent those products to consumers. Many of those providers (the company's customers) are reimbursed by third-party payors, including Medicare and Medicaid, for the company products sold to their customers and patients. The U.S. federal government and the governments in the states and other countries in which the company operates regulate many aspects of the company's business and the business of the company's customers. As a part of the health care industry, the company and its customers are subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating

Part I	Item 1A. Risk Factors

reimbursement under various government programs. The marketing, invoicing, documenting and other practices of health care suppliers and manufacturers are all subject to government scrutiny. Government agencies periodically open investigations and obtain information from health care suppliers and manufacturers pursuant to the legal process. Violations of law or regulations can result in severe administrative, civil and criminal penalties and sanctions, including disqualification from Medicare and other reimbursement programs, which could have a material adverse effect on the company's business. While the company has established numerous policies and procedures to address compliance with these laws and regulations, there can be no assurance that the company's efforts will be effective to prevent a material adverse effect on the company's business from noncompliance issues.

Health care is an area of rapid regulatory change. Changes in the law and new interpretations of existing laws may affect permissible activities, the costs associated with doing business, and reimbursement amounts paid by federal, state and other third-party payors, all of which may affect the company and its customers. The company cannot predict the future of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations, or possible changes in health care policies in any country in which the company conducts business. Future legislation and regulatory changes could have a material adverse effect on the company's business.

The company may be adversely affected by legal actions or regulatory proceedings.

In addition to the risks associated with the impact of the FDA consent decree, the company may be subject to claims, litigation, governmental or regulatory investigations, or other liabilities as a result of injuries caused by allegedly defective products, or disputes arising out of dispositions the company has completed or relating to the company's intellectual property. Any such claims or litigation against the company, regardless of the merits, could result in substantial costs and could harm the company's business or its reputation.

The results of legal or regulatory actions or regulatory proceedings are difficult to predict, and the company cannot provide any assurance that an action or proceeding will not be commenced against the company, or that the company will prevail in any such action or proceeding. An unfavorable resolution of any legal action or proceeding could materially and adversely affect the company's business, results of operations, liquidity or financial condition or its reputation.

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

Difficulties in implementing or upgrading the company's Enterprise Resource Planning systems may disrupt the company's business.

The company is in the process of implementing its Enterprise Resource Planning, or “ERP,” system in Europe and may undertake further deployment of systems in other regions or parts of the business. The complexities and business process changes associated with such an ERP implementation can result in various difficulties including problems processing and fulfilling orders, customer disruptions and lost business. While the company believes the potential difficulties associated with implementing the company's primary ERP system in Europe have been addressed or can be mitigated, there can be no assurance that the company will not experience disruptions or inefficiencies in the company's business operations as a result of the implementation which could have a material adverse effect

Part I	Item 1A. Risk Factors

on the company's business, financial condition, liquidity or results of operations. Should the company perform ERP or other system upgrades or implementations in other regions, such as North America, the can be no assurance that there would be no disruption to business operations or inefficiencies which could have a material adverse effect on the company's business, financial condition, liquidity or results of operations

The company's success depends on the company's ability to design, manufacture, distribute and achieve market acceptance of new products with higher functionality and lower costs.

The company sells products to customers primarily in markets that are characterized by technological change, product innovation and evolving industry standards, yet in which product price is increasingly a primary consideration in customers' purchasing decisions.

The company must continue to design and improve innovative products, effectively distribute and achieve market acceptance of those products, and reduce the costs of producing the company's products, in order to compete successfully with the company's competitors and to differentiate the company's brands from its competitors. If competitors' product development capabilities become more effective than the company's product development capabilities, if competitors' new or improved products are accepted by the market before the company's products or if competitors can produce products at a lower cost and thus offer products for sale at a lower price, the company's business, financial condition and results of operation could be adversely affected.

Product liability claims may harm the company's business, particularly if the number of claims increases significantly or the company's product liability insurance proves inadequate.

The manufacture and sale of medical devices and related products exposes the company to a significant risk of product liability claims. From time to time, the company has been, and currently is, subject to a number of product liability claims alleging that the use of the company's products has resulted in serious injury or even death.

Even if the company is successful in defending against any liability claims, these claims could nevertheless distract the company's management, result in substantial costs, harm the company's reputation, adversely affect the sales of all the company's products and otherwise harm the company's business. If there is a significant increase in the number of product liability claims, the company's business could be adversely affected.

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

In addition, as a result of a product liability claim or if the company's products are alleged to be defective, the company may have to recall some of its products, may have to incur significant costs or may suffer harm to its business reputation.

The adoption of healthcare reform and other legislative developments in the U.S. may adversely affect the company's business, results of operations and/or financial condition.

The U.S. Affordable Care Act enacted in 2010 includes provisions intended to expand access to health insurance coverage, improve the quality and reduce the costs of healthcare over time. Specifically, as one means to pay for the costs of the Affordable Care Act, the law imposes a 2.3% sales-based excise tax on U.S. sales by manufacturers or

Part I	Item 1A. Risk Factors

importers of most medical devices. The excise tax is deductible by the manufacturer or importer on its federal income tax return. The U.S. Congress has twice passed moratoriums suspending the effectiveness of the excise tax, however if Congress does not act to further suspend or repeal the excise tax, it will go into effect on January 1, 2020.

The company believes that most of its products are exempt from the tax based on the retail exemption provided in the Affordable Care Act as defined by the regulations. However, certain products that it sells for institutional use would appear to be subject to the excise tax, if effective. Based on the company's interpretation of the regulations, if the excise tax becomes effective, the company expects that the impact from the tax will be relatively immaterial. However, if the exemptions to the excise tax do not ultimately apply to the company's products as the company expects based on its interpretations of the regulations, the excise tax may materially increase the company's cost of doing business and have an adverse effect on its results of operations.

The Affordable Care Act and the programs implemented by the law may reduce reimbursements for the company's products, may impact the demand for the company's products and may impact the prices at which the company sells its products. In addition, various healthcare programs and regulations may be ultimately implemented at the federal or state level. Such changes could have a material adverse effect on the company's business, results of operations and/or financial condition.

The company's products are subject to recalls, which could be costly and harm the company's reputation and business.

The company is subject to ongoing medical device reporting regulations that require the company to report to FDA or similar governmental authorities in other countries if the company's products cause, or contribute to, death or serious injury, or if they malfunction and would be likely to cause, or contribute to, death or serious injury if the malfunction were to recur. If a deficiency, defect in design or manufacturing or defect in labeling is discovered, the company may voluntarily elect to recall or correct the company's products. In addition, FDA and similar regulatory authorities in other countries could force the company to do a field correction or recall the company's products in the event of material deficiencies or defects in design or manufacturing. A government mandated or voluntary recall or field correction by the company could occur for various reasons, such as component failures, manufacturing errors or design defects, including defects in labeling. Any recall or field correction could divert managerial and financial resources and could harm the company's reputation with its customers, product users and the health care professionals that use, prescribe and recommend the company's products. The company could have product recalls or field actions that result in significant costs to the company in the future, and these actions could have a material adverse effect on the company's business.

The company's operating results and financial condition could be adversely affected if the company becomes involved in litigation regarding its patents or other intellectual property rights.

Litigation involving patents and other intellectual property rights is common in the company's industry, and other companies within the company's industry have used intellectual property litigation in an attempt to gain a competitive advantage. The company in the past has been, and in the future may become, a party to lawsuits involving patents or other intellectual property. If the company were to receive an adverse judgment in any such proceeding, a court or a similar foreign governing body could invalidate or render unenforceable the company's owned or licensed patents, require the company to pay significant damages, seek licenses and/or pay ongoing royalties to third parties, require the company to redesign its products, or prevent the company from manufacturing, using or selling its products, any of which could have an adverse effect on the company's results of operations and financial condition. The company in the past has brought, and may in the future also bring, actions against third parties for infringement of the company's intellectual property rights. The company may not succeed in these actions. The defense and prosecution of intellectual property suits, proceedings before the U.S. Patent and Trademark Office or its foreign equivalents and related legal and administrative proceedings are both costly and time consuming. Protracted litigation to defend or prosecute the company's intellectual property rights could seriously detract from the time the company's management would otherwise devote to running its business. Intellectual property litigation relating to the company's products could cause its customers or potential customers to defer or limit their purchase or use of the affected products until resolution of the litigation.

The inability to attract and retain, or loss of the services of, the company's key management and personnel could adversely affect its ability to operate the company's business.

The company's future success will depend, in part, upon the continued service of key managerial, research and development staff and sales and technical personnel. In addition, the company's future success will depend on its ability to continue to attract and retain other highly qualified personnel, including personnel experienced in sales and marketing of medical equipment and in quality systems and regulatory affairs. If the company is not successful in retaining its current personnel or in hiring or retaining qualified personnel in the future, the company's business may be adversely affected. The company's future success depends, to a significant extent, on the abilities and efforts of its

Part I	Item 1A. Risk Factors

executive officers and other members of its management team, such as the company's Chairman, President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, as well as other members of its management team. The company had significant turnover in its management team in recent years and cannot be certain it can adequately recruit, hire and retain replacement management personnel or that its executive officers and other key employees will continue in their respective capacities for any period of time, and these employees may be difficult to replace. If the company loses the services of any of its management team, the company's business may be adversely affected.

The company's leverage and future debt service obligations could adversely affect its financial condition, limit its ability to raise additional capital to fund its operations, impact the way it operates its business and prevent it from fulfilling its debt service obligations.

The company has significant outstanding indebtedness. As of December 31, 2018, the company had outstanding $150,000,000 aggregate principal amount of 5.00% Convertible Senior Notes that mature in February 2021 (the “2021 Notes”) and $120,000,000 aggregate principal amount of 4.50% Convertible Senior Notes that mature in June 2022 (the “2022 Notes”) and was party to an Amended and Restated Credit Agreement providing for asset-based lending senior secured revolving credit facilities which mature in January 2021.

The company's indebtedness could have important negative consequences, including:

•	reduced availability of cash for the company's operations and other business activities after satisfying interest payments and other requirements under the terms of its debt instruments;

•	less flexibility to plan for or react to competitive challenges, and suffer a competitive disadvantage relative to competitors that do not have as much indebtedness;

•	difficulty in obtaining additional financing in the future;

•	inability to comply with covenants in, and potential for default under, the company's debt instruments; and

•	challenges to refinance any of the company's debt.

The company’s ability to satisfy its debt obligations will depend principally upon its future operating performance. As a result, prevailing economic conditions and financial, business, legal and regulatory and other factors, many of which are beyond the company’s control, may affect its ability to make payments on its debt. If it does not generate sufficient cash flow to satisfy its debt obligations, the company may have to undertake alternative financing plans, such as refinancing or restructuring its debt, selling assets, seeking additional capital or reducing or delaying capital investments. The company’s ability to restructure or refinance its debt will depend on the capital markets and the company’s financial condition at the time. Restructuring or refinancing indebtedness could require the company to issue additional debt, pay additional fees and interest, issue potentially dilutive additional equity, further encumber certain of the company’s assets, agree to covenants that could restrict its future operations and pay related transaction fees and expenses. Any such measures would require agreements with counterparties, including potentially the company’s existing creditors, and may not be successful on attractive terms or otherwise. Whether or not successful, any such measures may have a negative impact on the company’s financial condition and results of operations, including on the market price of the company’s common stock and debt securities.

See Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

The company may not be able to repay or refinance the 2021 Notes and 2022 Notes, and the issuance of common shares upon conversion of the 2021 or 2022 Notes could cause dilution to the company's existing shareholders.

As of December 31, 2018, the company had outstanding $150 million and $120 million aggregate principal amount of its 2021 Notes and its 2022 Notes, respectively. Prior to the close of business on the business day immediately preceding August 15, 2020 (with respect to the 2021 Notes), and prior to the close of business on the business day immediately preceding December 1, 2021 (with respect to the 2022 Notes), the notes will be convertible only upon satisfaction of certain conditions. Holders may convert their 2021 Notes at their option at any time after August 15, 2020 until the close of business on the second scheduled trading day immediately prior to February 15, 2021, and holders may convert their 2022 Notes at their option at any time after December 1, 2021 until the close of business on the second scheduled trading day immediately preceding June 1, 2022.

If the company does not receive shareholder approval to settle the 2021 Notes or 2022 Notes with shares, upon any conversion or maturity of the 2021 Notes or 2022 Notes, the company will be required to make cash payments in respect of the notes being converted or maturing. Any requirement to deliver cash upon conversion or maturity of the notes could adversely affect the company’s liquidity, and the company may not have enough available cash or be able to obtain financing at the time it is required to pay cash in settlement of notes being converted or maturing. Furthermore, the company may seek to refinance the 2021 Notes and/or the 2022 Notes prior to maturity, and there is no assurance that the company will be able to do so on attractive terms or at all.

Part I	Item 1A. Risk Factors

If the company receives shareholder approval to do so, it may settle conversions of the notes by paying or delivering, as the case may be, cash, common shares, or a combination of cash and common shares, at the company's election. If any such conversions occur and the company has authority, and so elects, to settle some or all of the converted notes in common shares, the number of shares issued could be significant and such an issuance could cause dilution to the interests of the existing shareholders.

The company's capital expenditures could be higher than anticipated.

Unanticipated maintenance issues, changes in government regulations or significant investments in technology and new product development could result in higher than anticipated capital expenditures, which could impact the company's debt, interest expense and cash flows.

The terms of the company's debt facilities and financing arrangements may limit the company's flexibility in operating its business.

The company's credit agreement provides the company and certain of the company's U.S., Canadian, U.K. and French subsidiaries with the ability to borrow under senior secured revolving credit, letter of credit and swing line loan facilities. The aggregate borrowing availability under the credit facilities is determined based on borrowing base formulas set forth in the credit agreement. The credit facilities are secured by substantially all the company's domestic and Canadian assets, other than real estate, and by substantially all the personal property assets of the company's U.K. subsidiaries and all of the receivables of the company's French subsidiaries. The credit agreement contains customary default provisions, with certain grace periods and exceptions, that include, among other things, failure to pay amounts due, breach of covenants, representations or warranties, bankruptcy, the occurrence of a material adverse effect, exclusion from any medical reimbursement program, and an interruption of any material manufacturing facilities for more than ten consecutive days.

The restrictive terms of the company's credit agreement may limit the company's ability to conduct and expand its business and pursue its business strategies. The company's ability to comply with the provisions of its credit agreements can be affected by events beyond its control, including changes in general economic and business conditions, or by government enforcement actions, such as, for example, adverse impacts from the FDA consent decree of injunction. If the company is unable to comply with the provisions in the credit agreement, it could result in a default which could trigger acceleration of, or the right to accelerate, the related debt. Because of cross-default provisions in its agreements and instruments governing certain of the company's indebtedness, a default under the credit agreement could result in a default under, and the acceleration of, certain other company indebtedness. In addition, the company's lenders would be entitled to proceed against the collateral securing the indebtedness.

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

The company has long-term capital leases on its significant facilities located in Elyria and North Ridgeville, Ohio and Sanford, Florida, with the same owner/landlord.

Under the terms of the real estate leases, defaults by the company under any one of such leases, would trigger a cross default under all related leases with the owner/landlord. Should a default by the company occur, there could be a material adverse effect on the company's business, operations, financial condition or liquidity.

The company's 5.00% Convertible Senior Notes due February 2021 and its 4.50% Convertible Senior Notes due June 2022 have certain fundamental change and conditional conversion features which, if triggered, may adversely affect the company's financial condition.

If a fundamental change occurs under the company's 2021 Notes or its 2022 Notes, the holders of the notes may require the company to purchase for cash any or all of the notes. However, there can be no assurance that the company will have sufficient funds at the time of the fundamental change to purchase all of the notes delivered for purchase, and it may not be able to arrange necessary financing on acceptable terms, if at all. Likewise, if one of the conversion contingencies of the notes is triggered, holders of notes will be entitled to convert the notes at any time during specified periods. If one or more holders elects to convert their notes during such future specified periods, unless the company obtains shareholder approval and elects to deliver solely common shares to settle such conversion, the company would be required to settle any converted notes through the payment of cash, which could adversely affect the company's liquidity. If the company is required to settle any converted notes

Part I	Item 1A. Risk Factors

through the payment of cash, there can be no assurance that it will have sufficient funds to purchase all of the notes delivered for purchase, and the company may not be able to arrange necessary financing on acceptable terms, if at all.

If a fundamental change occurs under the company's 2021 Notes or its 2022 Note, the company may have to settle the open convertible note warrant transactions with the respective counterparties, which may require the company to issue common shares to the counterparty, which would have a dilutive effect on shareholders’ interests, or to make cash payments to the counterparty, and there can be no assurance that the company will have sufficient funds to do so.

In addition, whether following a fundamental change or otherwise, the counterparties to the company’s convertible note hedge and warrant transactions or their respective affiliates may modify their initial hedge positions by entering into or unwinding various derivatives contracts with respect to the company’s common shares and/or purchasing or selling common shares or other securities of the company in secondary market transactions prior to the maturity of the notes. This activity could cause or avoid a significant change in the market price of the company’s common shares.

The company may be unable to make strategic acquisitions without obtaining amendments to its credit agreement.

The company's business plans historically included identifying, analyzing, acquiring, and integrating other strategic businesses. There are various reasons for the company to acquire businesses or product lines, including providing new products or new manufacturing and service capabilities, to add new customers, to increase penetration with existing customers, and to expand into new geographic markets. The provisions of the credit agreement restrict the company from undertaking certain acquisitions unless the company is able to negotiate and obtain amendments with regard to those provisions. If the company is unable to obtain the necessary amendments, it may miss opportunities to grow its business through strategic acquisitions.

In addition, an acquisition could materially impair the company's operating results by causing the company to incur debt or requiring the amortization of acquisition expenses and acquired assets.

The company's revenues and profits are subject to exchange rate and interest rate fluctuations that could adversely affect its results of operations or financial position.

Currency exchange rates are subject to fluctuation due to, among other things, changes in local, regional or global economic conditions, the imposition of currency exchange restrictions and unexpected changes in regulatory or taxation environments. The predominant currency used by the company's subsidiaries outside the U.S. to transact business is the functional currency used for each subsidiary. Through the company's international operations, the company is exposed to foreign currency fluctuations, and changes in exchange rates can have a significant impact on net sales and elements of cost. The company conducts a significant number of transactions in currencies other than the U.S. dollar. In addition, because certain of the company's costs and revenues are denominated in other currencies, such as those from its European operations, the company's results of operations are exposed to foreign exchange rate fluctuations as the financial results of those operations are translated from local currency into U.S. dollars upon consolidation. For example, during 2018, the devaluation of the Euro had a negative impact on the translation of company's European segment net income into U.S. dollars, and the foreign currency impact of the Brexit referendum in the U.K. had a negative impact on acquisition of dollar and Euro denominated goods in the U.K. If other countries also exit the European Union, similar negative impacts may result.

The company uses foreign exchange forward contracts primarily to help reduce its exposure to transactional exchange rate risk. Despite the company's efforts to mitigate these risks, however, the company's revenues and profitability may be materially adversely affected by exchange rate fluctuations. The company does not have any similar arrangements that mitigate the company's exposure to foreign exchange translation risk, and does not believe that any meaningful arrangement to do so is available to the company.

The company also is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The company does at times use interest rate swap contracts to mitigate its exposure to interest rate fluctuations, but those efforts may not adequately protect the company from significant interest rate risks. Interest on some of the company's debt is based on the London Interbank Offered Rate (LIBOR), which is currently historically low. Increases in LIBOR could have a significant impact on the company's reported interest expense, to the extent that the company has outstanding borrowings subject to LIBOR-based interest rates.

Changes in government and other third-party payor reimbursement levels and practices have negatively impacted and could continue to negatively impact the company's revenues and profitability.

The company's products are sold primarily through a network of medical equipment and home health care providers, extended care facilities and other providers such as various government-provider agencies throughout the world. Many of these providers (the company's customers) are reimbursed for the products and services provided to their

Part I	Item 1A. Risk Factors

customers and patients by third-party payors, such as government programs, including Medicare and Medicaid, private insurance plans and managed care programs. Most of these programs set maximum reimbursement levels for some of the products sold by the company in the United States and abroad. If third-party payors deny coverage, make the reimbursement process or documentation requirements more uncertain or reduce their levels of reimbursement, or if the company is unable to reduce its costs of production to keep pace with decreases in reimbursement levels, the company may be unable to sell the affected product(s) through its distribution channels on a profitable basis.

Reduced government reimbursement levels and changes in reimbursement policies have in the past added, and could continue to add, significant pressure to the company's revenues and profitability. For example, the National Competitive Bidding, or “NCB”, program introduced by CMS beginning in January 2011 has had the effect of substantially reducing reimbursement and payment rates for medical equipment and supplies by Medicare. The reduced reimbursement and payment rates have, in some cases, prompted customers to consider lower-priced alternatives to the company's products and compelled the company to reduce prices on certain products, which has negatively impacted the company's revenues and profitability. In November 2018, CMS announced a suspension of NCB for approximately two years while changes to the program structure are implemented. The changes are expected to result in significant modifications to reimbursement and payment rates. The potential impact of these modifications is uncertain and may further negatively impact the company's revenues and profitability. See “Item 1. Business -Government Regulation-National Competitive Bidding.”

Similar trends and concerns are occurring in state Medicaid programs. These recent changes to reimbursement policies, and any additional unfavorable reimbursement policies or budgetary cuts that may be adopted in the future, could adversely affect the demand for the company's products by customers who depend on reimbursement from the government-funded programs. The percentage of the company's overall sales that are dependent on Medicare or other insurance programs may increase as the portion of the U.S. population over age 65 continues to grow, making the company more vulnerable to reimbursement level reductions by these organizations. Reduced government reimbursement levels also could result in reduced private payor reimbursement levels because some third-party payors index their reimbursement schedules to Medicare fee schedules. Reductions in reimbursement levels also may affect the profitability of the company's customers and ultimately force some customers without strong financial resources to become unable to pay their bills as they come due or go out of business. The reimbursement reductions may prove to be so dramatic that some of the company's customers may not be able to adapt quickly enough to survive. The company is one of the industry's significant creditors and an increase in bankruptcies or financial weakness in the company's customer base could have an adverse effect on the company's financial results.

Outside the U.S., reimbursement systems vary significantly by country. Many foreign markets have government-managed health care systems that govern reimbursement for home health care products. The ability of hospitals and other providers supported by such systems to purchase the company's products is dependent, in part, upon public budgetary constraints. Various countries have tightened reimbursement rates and other countries may follow. If adequate levels of reimbursement from third-party payors outside of the U.S. are not obtained, international sales of the company's products may decline, which could adversely affect the company's net sales.

The impact of all the above is uncertain and could have a material adverse effect on the company's business, financial condition, liquidity and results of operations.

Additional tax expense or additional tax exposures could affect the company's future profitability and cash flow.

The company is subject to income taxes in the United States and various non-U.S. jurisdictions. The domestic and international tax liabilities are dependent upon the allocation of income among these different jurisdictions. The company's tax expense includes estimates of additional tax which may be incurred for tax exposures and reflects various other estimates and assumptions. In addition, the assumptions include assessments of future earnings of the company that could impact the valuation of its deferred tax assets. The company's future results of operations could be adversely affected by changes in the company's effective tax rate which could result from changes in the mix of earnings in countries with differing statutory tax rates, changes in the overall profitability of the company, changes in tax legislation and rates, changes in generally accepted accounting principles, changes in the valuation of deferred tax assets and liabilities, the results of audits and examinations of previously filed tax returns and continuing assessments of its tax exposures. Corporate tax reform and tax law changes continue to be analyzed in many jurisdictions, including the potential impacts of new United States tax laws, rules, regulations or policies, and any legislation or regulations which may result from those policies.

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

Part I	Item 1A. Risk Factors

changes resulting from the Tax Act, or a change in the mix of domestic and foreign earnings, might offset the benefit from the reduced tax rate, and the company's future effective tax rates and/or cash taxes may increase, even significantly, or not decrease much, compared to recent or historical trends. Many of the provisions of the Tax Act are highly complex and may be subject to further interpretive guidance from the IRS or others. Some of the provisions of the Tax Act may be changed by a future Congress or challenged by the World Trade Organization (“WTO”) or be subject to trade or tax retaliation by other countries. Although the company cannot predict the nature or outcome of such future interpretive guidance, or actions by a future Congress, WTO or other countries, they could adversely impact the company's financial condition, results of operations and cash flows.

The company's reported results may be adversely affected by increases in reserves for uncollectible accounts receivable.

The company has a large balance of accounts receivable and has established a reserve for the portion of such accounts receivable that the company estimates will not be collected because of the company's customers' non-payment. The specific reserve is based on historical trends and current relationships with the company's customers and providers. Changes in the company's collection rates can result from a number of factors, including turnover in personnel, changes in the payment policies or practices of payors, changes in industry rates or pace of reimbursement or changes in the financial health of the company's customers. As a result of changes in Medicare reimbursement regulations, the business viability of some the company's customers may be at risk.

The company's reserve for uncollectible receivables has fluctuated in the past and will continue to fluctuate in the future. Changes in rates of collection, even if they are small in absolute terms, could require the company to increase its reserve for uncollectible receivables beyond its current level. The company has reviewed the accounts receivables, including those receivables financed through DLL, associated with many of its customers that are most exposed to these issues. If the business viability of certain of the company's customers deteriorates or the company's credit policies are ineffective in reducing the company's exposures to credit risk, additional increases in reserves for uncollectible accounts may be necessary, which could adversely affect the company's financial results.

The company's research and development and manufacturing processes are subject to federal, state, local and foreign environmental requirements.

The company's research and development and manufacturing processes are subject to federal, state, local and foreign environmental requirements, including requirements governing the discharge of pollutants into the air or water, the use, handling, storage and disposal of hazardous substances and the responsibility to investigate and clean up contaminated sites. Under some of these laws, the company also could be held responsible for costs relating to any contamination at the company's past or present facilities and at third-party waste disposal sites. These could include costs relating to contamination that did not result from any violation of law and, in some circumstances, contamination that the company did not cause. The company may incur significant expenses relating to the failure to comply with environmental laws. The enactment of stricter laws or regulations, the stricter interpretation of existing laws and regulations or the requirement to undertake the investigation or remediation of currently unknown environmental contamination at the company's own or third-party sites may require the company to make additional expenditures, which could be material.

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

Part I	Item 1A. Risk Factors

enforce its intellectual property rights. If any of these measures are unsuccessful in protecting the company's intellectual property, the company's business may be affected adversely.

In addition, the company may face claims of infringement, misappropriation or other violation of third parties' intellectual property that could interfere with its ability to use technology or other intellectual property rights that are material to the company's business operations. In the event that a claim of infringement, misappropriation or other violation against the company is successful, the company may be required to pay royalties or license fees to continue to use technology or other intellectual property rights that the company was using, or the company may be unable to obtain necessary licenses from third parties at a reasonable cost or within a reasonable time. If the company is unable to obtain licenses on reasonable terms, it may be forced to cease selling or using the products that incorporate the challenged intellectual property, or to redesign or, in the case of trademark claims, rename its products to avoid infringing the intellectual property rights of third parties, which may not be possible, or if possible, may be time-consuming. Any litigation of this type, whether successful or unsuccessful, could result in substantial costs to the company and adversely affect the company's business and financial condition.

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

A major natural or manmade disaster such as terrorist attack, fire, hurricane, tornado, earthquake, or flood could cause damage to the company or key supplier facilities, limiting the company's ability to sustain operations. The damage could result in an inability to meet customer demands resulting in the loss of associated sales and profits, and in property losses in excess of insurance coverage. While the company has put in place procedures to ensure essential functions continue in the event of a crisis, there is no guarantee that its procedures will be adequate or sufficient to handle a given unforeseen event.

Certain provisions of the company's debt agreements, its charter documents, and Ohio law could delay or prevent a sale or change in control of the company.

Provisions of the company's credit agreement, its charter documents, and Ohio law may make it more difficult for a third party to acquire, or attempt to acquire, control of the company even if a change in control would result in the purchase of shares of the company at a premium to market price. In addition, these provisions may limit the ability of shareholders of the company to approve transactions that they may deem to be in their best interest.

The Company May Experience Volatility in the Market Price of its Common Shares

The market price of the company's common shares may be influenced by lower trading volume and concentrated ownership relative to many other publicly-held companies. Because several of the company's shareholders own significant amounts of the company's outstanding common shares, the common shares are relatively less liquid and therefore more susceptible to price fluctuations than many other companies' shares. If any one or more of these shareholders were to sell all or a portion of their holdings of company common shares at once or within short periods of time, or there was an expectation that such a sale was imminent, then the market price of the company's common shares could be negatively affected.

Item 1B.    Unresolved Staff Comments.

None.

Part I	Item 2. Properties

Item 2.        Properties.

The company owns or leases its manufacturing facilities, warehouses and offices and believes that these facilities are well maintained, adequately insured and suitable for their present and intended uses. Information concerning certain leased facilities of the company as of December 31, 2018 is set forth in Leases and Commitments in the Notes to the Consolidated Financial Statements of the company included in this report. The company's corporate headquarters is in Elyria, Ohio and a summary of the company's materially important properties by segment is as follows:

	Owned		Leased
	Number	Square Feet	Number	Square Feet
Manufacturing Facilities
Europe	3	349,612	6	513,601
NA/HME	1	152,256	10	481,656
Asia/Pacific	1	41,290	1	30,518
	5	543,158	17	1,025,775

Warehouse and Office Facilities
Europe	3	39,289	50	429,168
NA/HME	—	—	10	457,830
IPG	—	—	1	10,786
Asia/Pacific	—	—	3	73,941
	3	39,289	64	971,725

Part I	Item 3. Legal Proceedings

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

The consent decree will continue in effect for at least five years from July 24, 2017, during which time the company's Corporate and Taylor Street facilities must complete to two semi-annual audits in the first year and then four annual audits in the next four years performed by a company-retained expert firm. The expert audit firm will determine whether the facilities remain in continuous compliance with the FDA Act, regulations and the terms of the consent decree.

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

FDA also has authority under the consent decree to assess liquidated damages of $15,000 per violation per day for any violations of the consent decree, FDA Act or FDA regulations. FDA also may assess liquidated damages for shipments of adulterated or misbranded devices in the amount of twice the sale price of any such adulterated or misbranded device. The liquidated damages, if assessed, are limited to a total of $7,000,000 for each calendar year. The authority to assess liquidated damages is in addition to any other remedies otherwise available to FDA, including civil money penalties.

Additional information regarding the consent decree is included in Item 1. Business - Government Regulation; Item 1A. Risk Factors; Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; and in Contingencies in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

In August 2018, the company received a Civil Investigative Demand (“CID”) from the U.S. Department of Justice (“DOJ”) related to DOJ's investigation into the rentals pricing practices of one of the company's former rentals businesses, which the company divested in July 2015. The former rentals business and its acquirer also received similar CID's from the DOJ, and in September 2018, the acquirer made a request for indemnification from the company under the divestiture agreement. The CID seeks documents and other information from the company, and the company is cooperating fully with the DOJ investigation. An unfavorable outcome could include the company being required to pay monetary damages, and incur attorneys' fees, penalties and other adverse actions. The company is unable to predict the outcome and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.

Item 4.        Mine Safety Disclosures.
None.

Part I	Executive Officers of the Registrant

Executive Officers of the Registrant*

The following table sets forth the names of the executive officers of the company, each of whom serves at the pleasure of the Board of Directors, as well as certain other information.

Name	Age	Position
Matthew E. Monaghan	51	Chairman, President and Chief Executive Officer
Kathleen P. Leneghan	55	Senior Vice President and Chief Financial Officer
Anthony C. LaPlaca	60	Senior Vice President, General Counsel and Secretary
Ralf A. Ledda	51	Senior Vice President and General Manager, Europe, Middle East & Africa
Darcie L. Karol	52	Senior Vice President, Human Resources
 _______________________

*	The description of executive officers is included pursuant to Instruction 3 to Section (b) of Item 401 of Regulation S-K.

Matthew E. Monaghan was appointed the company's President and Chief Executive Officer in April 2015 and was elected Chairman of the Board in May 2015. Prior to joining Invacare, Mr. Monaghan served as a business unit leader at Zimmer Holdings (now Zimmer Biomet NYSE: ZBH), a major orthopedic implant company, serving first as Vice President and General Manager of the company's Global Hips business (December 2009 to January 2014) and later as Senior Vice President of Hips and Reconstructive Research (January 2014 until joining Invacare). While at Zimmer, Mr. Monaghan was responsible for the Hip division's new product development, engineering, marketing, clinical studies, quality, regulatory affairs and results of the shared sales and supply chain functions. Later, those responsibilities also included directing global research for various areas of material, process and product innovation. Prior to joining Zimmer in 2009, Mr. Monaghan spent eight years as an operating executive for two leading private equity firms, Texas Pacific Group (TPG) and Cerberus Capital Management, where he led acquisitions and operational improvements of portfolio companies in medical device and consumer goods and services industries. For the first 13 years of his career, Mr. Monaghan held various engineering, financial and management positions at General Electric (NYSE:GE). Since November 2016, Mr. Monaghan has served as a director of Syneos Health (NASDAQ: SYNH), a contract research organization serving the needs of pharmaceutical clients.

Kathleen P. Leneghan was appointed Senior Vice President and Chief Financial Officer on February 22, 2018, after having served as Interim Chief Financial Officer since November 2017. She served as Vice President and Corporate Controller of the company since 2003. Ms. Leneghan has been employed by the company for 28 years, serving in various financial roles in North America and Europe. Prior to joining the Company, Ms. Leneghan was an audit manager with Ernst &Young LLP.

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

Ralf A. Ledda was appointed Senior Vice President and General Manager, Europe, Middle East & Africa in November 2016. Previously he served for 21 years as Managing Director of Alber GmbH, Albstadt, Germany, Invacare's subsidiary that specializes in innovative electromotive technology and power add-on devices used with medical and recreational products.

Darcie L. Karol was appointed Senior Vice President, Human Resources in June 2018. Prior to joining the company, Ms. Karol held various roles at the Valspar Corporation, a global paint and coatings company acquired by Sherwin-Williams in June 2017. Ms. Karol served as Valspar's Vice President of Human Resources - Global Coatings from January 2014 until August 2017, and prior to that was Valspar's Human Resources Director for the Asia Region from July 2011 until September 2013. Prior to Valspar, Ms. Karol held Human Resources roles of increasing responsibility at General Mills, Inc., a global consumer packaged goods company.

Part II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Invacare's Common Shares, without par value, trade on the New York Stock Exchange (NYSE) under the symbol “IVC.” Ownership of the company's Class B Common Shares (which are not listed on the NYSE or any other established trading market) cannot be transferred, except, in general, to family members without first being converted into Common Shares. Class B Common Shares may be converted into Common Shares at any time on a share-for-share basis. The number of record holders of the company Common Shares and Class B Common Shares at March 4, 2019 was 1,989 and 16, respectively.

SHAREHOLDER RETURN PERFORMANCE GRAPH

The following graph compares the yearly cumulative total return on Invacare's Common Shares against the yearly cumulative total return of the companies listed on the Standard & Poor's 500 Stock Index, the Russell 2000 Stock Index and the S&P Healthcare Equipment & Supplies Index. The S&P Healthcare Equipment & Supplies Index is a capitalization-weighted average index comprised of health care companies in the S&P 500 Index.

	12/13	12/14	12/15	12/16	12/17	12/18
Invacare Corporation	$100.00	$72.43	$73.57	$56.79	$73.53	$18.82
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
Russell 2000	100.00	104.89	100.26	121.63	139.44	124.09
S&P Healthcare Equipment & Supplies	100.00	120.91	130.16	140.44	184.93	211.46
Copyright© 2018 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2018 Russell Investment Group. All rights reserved.

The graph assumes $100 invested on December 31, 2013 in the Common Shares of Invacare Corporation, S&P 500 Index, Russell 2000 Index and the S&P Healthcare Equipment & Supplies Index, including reinvestment of dividends, through December 31, 2018.

Part II

The following table presents information with respect to repurchases of Common Shares made by the company during the three months ended December 31, 2018.

Period			Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
10/1/2018	-	10/31/18	—	$ __	—	2,453,978
11/1/2018	-	11/30/18	3,714	14.46	—	2,453,978
12/1/2018	-	12/31/18	—	—	—	2,453,978
Total			3,714	$14.46	—	2,453,978
________________________

(1)
All 3,714 shares repurchased between October 1, 2017 and December 31, 2018 were surrendered to the company by employees for minimum tax withholding purposes in conjunction with the vesting of restricted shares awarded to the employees or exercise of non-qualified options under the company's equity compensation plans.

(2)
In 2001, the Board of Directors authorized the company to purchase up to 2,000,000 Common Shares, excluding any shares acquired from employees or directors as a result of the exercise of options or vesting of restricted shares pursuant to the company's performance plans. The Board of Directors reaffirmed its authorization of this repurchase program on November 5, 2010, and on August 17, 2011 authorized an additional 2,046,500 shares for repurchase under the plan. To date, the company has purchased 1,592,522 shares under this program, with authorization remaining to purchase 2,453,978 shares. The company purchased no shares pursuant to this Board authorized program during 2018.

The equity compensation plan information required under Item 201(d) of Regulation S-K is incorporated by reference to the information under the caption "Equity Compensation Plan Information" in the company's definitive Proxy Statement on Schedule 14A for the 2019 Annual Meeting of Shareholders.

Under the terms of the company's senior credit facilities, repurchases of shares by the company generally are not permitted except in certain limited circumstances in connection with the vesting or exercise of employee equity compensation awards. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, regarding covenants of the company's senior credit facilities with respect to share purchases.

Item 6.        Selected Financial Data.

The selected consolidated financial data set forth below with respect to the company's consolidated statements of comprehensive income (loss), cash flows and shareholders' equity for the fiscal years ended December 31, 2018, 2017 and 2016, and the consolidated balance sheets as of December 31, 2018 and 2017 are derived from the Consolidated Financial Statements included elsewhere in this Form 10-K. The consolidated statements of comprehensive income (loss), cash flows and shareholders' equity data for the fiscal years ended December 31, 2015 and 2014 and consolidated balance sheet data for the fiscal years ended December 31, 2016, 2015 and 2014 are derived from the company's previously filed Consolidated Financial Statements or as adjusted to reflect the impact of discontinued operations.

The data set forth in the following table should be read in conjunction with Item 7—“Management's Discussion and Analysis of Financial Condition and Results of Operations” and the company's Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The Balance Sheet, Other Data and Key Ratios reflect the impact of discontinued operations to the extent included in the Consolidated Balance Sheets and Consolidated Statement of Cash Flows.

Part II

	2018 *	2017 **	2016 ***	2015 ****	2014 *****
	(In thousands, except per share and ratio data)
Earnings (Loss)
Net sales from continuing operations	$972,347	$966,497	$1,047,474	$1,142,338	$1,270,163

Loss from continuing operations	(43,922)	(76,541)	(42,856)	(26,450)	(68,760)
Net Earnings from Discontinued Operations	—	—	—	260	12,690
Net Loss	(43,922)	(76,541)	(42,856)	(26,190)	(56,070)

Net Earnings (Loss) per Share—Basic:
Net loss from continuing operations	(1.33)	(2.34)	(1.32)	(0.82)	(2.15)
Net earnings from discontinued operations	—	—	—	0.01	0.40
Net Loss per Share—Basic	(1.33)	(2.34)	(1.32)	(0.81)	(1.75)

Net Earnings (loss) per Share—Assuming Dilution:
Net loss from continuing operations	(1.33)	(2.34)	(1.32)	(0.82)	(2.15)
Net earnings from discontinued operations	—	—	—	0.01	0.39
Net Loss per Share—Assuming Dilution	(1.33)	(2.34)	(1.32)	(0.81)	(1.75)

Dividends per Common Share	0.05	0.05	0.05	0.05	0.05
Dividends per Class B Common Share	0.02273	0.04545	0.04545	0.04545	0.04545

Balance Sheet
Current Assets	$397,410	$456,914	$409,072	$362,299	$405,987
Total Assets	885,855	1,066,033	903,743	838,143	963,731
Current Liabilities	198,208	218,064	220,861	247,644	290,232
Working Capital	199,202	238,850	188,211	114,655	115,755
Long-Term Debt	253,535	241,405	146,088	45,092	19,732
Other Long-Term Obligations	74,965	183,270	114,407	82,589	88,805
Shareholders' Equity	359,147	423,294	422,387	462,818	565,322

Other Data
Research and Development Expenditures	$17,377	$17,796	$17,123	$18,677	$23,149
Capital Expenditures	9,823	14,569	10,151	7,522	12,327
Depreciation and Amortization	15,556	14,631	14,635	18,204	30,941

Key Ratios
Return on Sales % from continuing operations	(4.5)	(7.9)	(4.1)	(2.3)	(5.4)
Return on Average Assets %	(4.5)	(7.8)	(4.9)	(2.9)	(5.4)
Return on Beginning Shareholders' Equity %	(10.4)	(18.1)	(9.3)	(4.6)	(8.4)
Current Ratio	2.0:1	2.1:1	1.9:1	1.5:1	1.4:1
Debt-to-Equity Ratio	0.71:1	0.58:1	0.38:1	0.10:1	0.04:1

Part II

________________________

*
Reflects charges related to restructuring from continuing operations of $3,481,000 ($3,249,000 after-tax expense or $0.10 per share assuming dilution), net gains on convertible debt derivatives of $11,994,000 ($11,994,000 after-tax income or $0.36 per share assuming dilution), an intangible asset impairment of $583,000 ($431,000 after-tax expense or $0.01 per share assuming dilution) and a non-cash tax benefit of $2,023,000 ($0.06 per share assuming dilution) related to U.S. tax reform legislation.

**
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

***
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

****
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

OVERVIEW

Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes that appear elsewhere in this annual report on Form 10-K.

Invacare is a multi-national company with integrated capabilities to design, manufacture and distribute durable medical devices. The company makes products that help people move, breathe, rest and perform essential hygiene, and with those products the company supports people with congenital, acquired and degenerative conditions. The company's products and solutions are important parts of care for people with a range of challenges, from those who are active and involved in work or school each day and may need additional mobility or respiratory support, to those who are cared for in residential care settings, at home and in rehabilitation centers. The company operates in facilities in North America, Europe and Asia/Pacific, which are the result of dozens of acquisitions made over the company's nearly forty-year history. Some of these acquisitions have been combined into integrated operating units, while others remain relatively independent.

Strategy

The company had a strategy to be a leading provider of durable medical equipment to providers in global markets by providing the broadest portfolio available. This strategy has not kept pace with certain reimbursement changes, competitive dynamics and company-specific challenges. Since 2015, the company has made a major shift in its strategy. The company has since been aligning its resources to produce products and solutions that assist customers and end-users with their most clinically complex needs. By focusing the company's efforts to provide the best possible assistance and outcomes to the people and caregivers who use its products, the company aims to improve its financial condition for sustainable profit and growth. To execute this transformation, the company is undertaking a substantial three-phase multi-year transformation plan.

Transformation

The company is executing a multi-year transformation to shift to its new strategy. This is expected to yield better financial results from the application of the company's resources to products and solutions that provide greater healthcare value in clinically complex rehabilitation and post-acute care. The transformation is divided into the following three phases:

Phase One - Assess and Reorient

•	Increase commercial effectiveness;

•	Shift and narrow the product portfolio;

•	Focus innovation on clinically complex solutions;

•	Accelerate quality efforts on quality excellence; and

•	Develop and expand talent.

Phase Two - Build and Align

•	Leverage commercial improvements;

•	Optimize the business for cost and efficiency;

•	Continue to improve quality systems;

•	Launch new clinical product platforms; and

•	Expand talent management and culture.

Phase Three - Grow

•	Lead in quality culture and operations excellence; and

•	Grow above market.
2018 was a year of tremendous progress in the company's transformation, despite some external challenges in North America. In quality milestones, the company closed two warning letters, one relating to its Albstadt, Germany facility (originally issued in 2017) and one relating to its Sanford, FL facility (originally issued in 2010). The company reinvigorated its innovation pipeline with the launch of new products the mobility and seating and lifestyles product categories. The company also made significant investments to begin to resize its infrastructure around its new business model, as reflected in the reduction of SG&A expense.

Part II	Management Discussion & Analysis	Overview

In 2018, Europe delivered solid performance, despite strategically reducing sales of less clinically complex products. Asia/Pacific demonstrated continued improvement. In NA/HME, improved sales in mobility and seating products were more than offset by declines in respiratory and lifestyle products. Sales of respiratory and lifestyle products were negatively impacted primarily by two external factors - tariffs and proposed changes in NCB reimbursement. The introduction of U.S. tariffs on imported goods increased cost of goods sold and influenced cost increases of other domestically sourced materials and components; and the company continues to actively implement mitigation efforts. Market uncertainty regarding proposed changes in NCB reimbursement led to delayed customer purchases, which may be resolved during the first half of 2019.
In 2018, two plant transfers in Europe and reduced sales of respiratory products due to uncertainty about NCB reimbursement changes, resulted in higher than expected inventory levels which increased working capital. As a result, the company's cash flow usage for 2018 was higher than 2017 and higher than previously guided. The company expects that inventory levels will return to more normal levels during the first half of 2019, resulting in additional cash flow.
The company's transformation and growth plan balances innovative organic growth, product portfolio changes across all regions, and cost improvements in supply chain and administrative functions. The company has engaged third-party experts to help assess, plan and support the execution of improvement opportunities, in an effort to ensure the best plans are adopted across the entire enterprise.
Key elements of the enhanced transformation and growth plan:

•	Re-evaluate all business segments and product lines for the potential to be profitable and to achieve a leading market position given evolving market dynamics;

•	In Europe, leverage centralized innovation and supply chain capabilities while reducing the cost and complexity of a legacy infrastructure;

•	In North America, adjust the portfolio to support consistent profitable growth, drive faster innovation, and redesign business processes to lower cost and improve customers' experience;

•	In Asia/Pacific, remain focused on sustainable growth and expansion in the southeast Asia region; and

•	Globally, take actions to reduce working capital and improve free cash flow.

The company will continue to make significant investments in its transformation, reduce sales in certain areas, refocus resources away from less accretive activities, and look at its global infrastructure for opportunities to drive efficiency. For 2019, the company anticipates net sales growth in Europe and NA/HME mobility and seating products, which is anticipated to be offset by year-over-year reduction in respiratory sales in NA/HME impacted by market uncertainty due to recently implemented reimbursement changes. In addition, the company anticipates margin expansion as a result of cost improvement actions. These actions should contribute to improved earnings in 2019.

The company anticipates an improvement in free cash flow usage for 2019 as compared to 2018 driven by improvements in segment operating loss compared to 2018, and the benefit of converting the higher inventory levels at end of 2018 to cash in 2019. It further assumes that these benefits will be partially offset by increased working capital to support growth, especially in NA/HME mobility and seating products with an extended quote-to-cash cycle, higher capital expenditures, and cash needed to fund restructuring actions. The company has historically generated negative free cash flow during the first half of the year. This pattern is expected to continue due to the timing of annual one-time payments such as customer rebates and employee bonuses earned during the prior year, and higher working capital usage from seasonal inventory increases. The absence of these payments and somewhat seasonally stronger sales in the second half of the year typically result in more favorable free cash flow in the second half of the year. The company expects spending on capital expenditures of approximately $15,000,000 to $20,000,000 in 2019.

Favorable Long-term Demand

Ultimately, demand for the company's products and services is based on the need to provide care for people with certain conditions. The company's medical devices provide solutions for end-users and caregivers. Therefore, the demand for the company's medical equipment is largely driven by population growth and the incidence of certain conditions where treatment may be supplemented by the company's devices. The company also provides solutions to help equipment providers and residential care operators deliver cost-effective and high-quality care. The company believes that its commercial team, customer relationships, products and solutions, supply chain infrastructure, and strong research and development pipeline will create favorable business potential.

Part II	Management Discussion & Analysis	Results of Operations

RESULTS OF OPERATIONS

The company has completed various divestitures over the past few years as part of its focus on other lines of business where the company's resources can best generate returns. The most recent divested operation is explained below.

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

Part II	Management Discussion & Analysis	Net Sales

NET SALES

2018 Versus 2017

($ in thousands USD)	2018	2017	Reported % Change	Foreign Exchange % Impact	Constant Currency % Change
Europe	558,518	535,326	4.3	4.5	(0.2)
NA/HME	306,615	320,818	(4.4)	—	(4.4)
IPG	57,975	59,472	(2.5)	—	(2.5)
Asia/Pacific	49,239	50,881	(3.2)	(2.1)	(1.1)
Consolidated	972,347	966,497	0.6	2.4	(1.8)

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

Consolidated net sales for 2018 increased 0.6% for the year, to $972,347,000 from $966,497,000 in 2017. Foreign currency translation increased net sales by 2.4 percentage points. Constant currency net sales decreased 1.8% compared to 2017. Reported net sales for mobility and seating products increased 10.6% globally and 8.5% for NA/HME. Europe constant currency net sales for the year declined 0.2%, as expected, as the company strategically reduced sales of less profitable products. Constant currency net sales declined in North America due to declines in sales of respiratory and lifestyle products impacted by reimbursement changes.

Europe - European net sales increased 4.3% in 2018 compared to 2017 to $558,518,000 from $535,326,000 as foreign currency translation increased net sales by 4.5 percentage points. Constant currency net sales decreased 0.2% compared to 2017 as the company strategically reduced sales of less profitable products. Changes in exchange rates have had, and may continue to have, a significant impact on sales in this segment.

NA/HME - NA/HME net sales decreased 4.4% in 2018 versus the prior year to $306,615,000 from $320,818,000 with foreign currency translation having no material impact on net sales. Net sales decreased compared to the prior year due to declines in sales of respiratory and lifestyle products impacted by reimbursement changes. These declines were partially offset by constant currency net sales growth of 8.0% in NA/HME mobility and seating products.

IPG - IPG net sales decreased 2.5% in 2018 over the prior year to $57,975,000 from $59,472,000 with foreign currency translation having no material impact. The decrease in constant currency net sales was driven by sales declines in long-term care bed products.

Asia/Pacific - Asia/Pacific net sales decreased 3.2% in 2018 from the prior year to $49,239,000 from $50,881,000. Foreign currency translation decreased net sales by 2.1 percentage points. Constant currency net sales decreased 1.1% compared to 2017 as strong net sales increases in mobility and seating products were more than offset by declines in all other product categories. Changes in exchange rates, particularly with the euro and U.S. dollar, have had, and may continue to have, a significant impact on sales in this segment.

Part II	Management Discussion & Analysis	Net Sales

The following tables provide net sales at reported rates for the quarters ended December 31, September 30, June 30, and March 31, 2018, respectively, and net sales for the quarters ended December 31, September 30 and June 30, 2018, respectively, as translated at the foreign exchange rates for the quarter ended March 31, 2018 with each then compared to the net sales for the most recent prior period (constant currency sequential net sales) (in thousands).

	Q4 18 at Reported Foreign Exchange Rates	Foreign Exchange Translation Impact	Q4 18 at Q1 18 Foreign Exchange Rates	Q3 18 at Q1 18 Foreign Exchange Rates	Sequential Growth $	Sequential Growth %
Europe	$143,969	$8,513	$152,482	$150,891	$1,591	1.1%
NA/HME	73,270	325	73,595	73,954	(359)	(0.5)
IPG	14,236	25	14,261	15,187	(926)	(6.1)
Asia Pacific	13,101	1,114	14,215	12,278	1,937	15.8
Consolidated	$244,576	$9,977	$254,553	$252,310	$2,243	0.9%

	Q3 18 at Reported Foreign Exchange Rates	Foreign Exchange Translation Impact	Q3 18 at Q1 18 Foreign Exchange Rates	Q2 18 at Q1 18 Foreign Exchange Rates	Sequential Growth $	Sequential Growth %
Europe	$144,339	$6,552	$150,891	$139,093	$11,798	8.5%
NA/HME	73,696	258	73,954	80,053	(6,099)	(7.6)
IPG	15,148	39	15,187	13,719	1,468	10.7
Asia Pacific	11,376	902	12,278	14,128	(1,850)	(13.1)
Consolidated	$244,559	$7,751	$252,310	$246,993	$5,317	2.2%

	Q2 18 at Reported Foreign Exchange Rates	Foreign Exchange Translation Impact	Q2 18 at Q1 18 Foreign Exchange Rates	Q1 18 at Reported Foreign Exchange Rates	Sequential Growth $	Sequential Growth %
Europe	$138,896	$197	$139,093	$131,251	$7,842	6.0%
NA/HME	79,867	186	80,053	79,794	259	0.3
IPG	13,704	15	13,719	14,887	(1,168)	(7.8)
Asia Pacific	13,685	443	14,128	11,066	3,062	27.7
Consolidated	$246,152	$841	$246,993	$236,998	$9,995	4.2%

Part II	Management Discussion & Analysis	Net Sales

The net sales amounts in the above table are converted at Q1 2018 foreign exchange rates so that the sequential change in net sales can be shown, excluding the impact of changes in foreign currency exchange rates.

In 2018, the company focused on stabilizing net sales sequentially, specifically in its NA/HME segment particularly through new product introduction. While sequential sales for NA/HME mobility and seating products continued to improve in 2018, these improvements were more than offset by sequential declines in other products, particularly respiratory.

Sequentially, net sales for Europe showed improvement throughout 2018 while the segment continued to focus on its most profitable product lines. Sequential sales for both the Asia Pacific and IPG segments showed mixed results as Asia/Pacific institutional sales, particularly of bed products were weak, and IPG worked through a bed supply issue in the second quarter and typical seasonality fluctuations in demand for its interior design products.

Part II	Management Discussion & Analysis	Net Sales

The company realized a favorable impact from sales mix in 2018 attributable to mobility and seating products, which comprise most of the company's clinically complex product portfolio. This favorable net sales mix shift is the result of the company's continued transformation and focus on shifting and narrowing the product portfolio and alignment of resources to focus on clinically complex solutions. Declines in lifestyle products were partially expected as the company continues to shift to more complex products.

However, both lifestyle products, and particularly respiratory product sales were negatively impacted by the uncertainty regarding the impending reimbursement changes in the U.S. that were effective January 1, 2019 as the company believes providers have been cautious about investing in inventory before the final determination on national competitive bidding is issued by the Centers for Medicare and Medicaid Services.

Part II	Management Discussion & Analysis	Net Sales

2017 Versus 2016

($ in thousands USD)	2017	2016	Reported % Change	Foreign Exchange % Impact	Constant Currency % Change
Europe	535,326	534,801	0.1	(0.5)	0.6
NA/HME	320,818	402,914	(20.4)	0.1	(20.5)
IPG	59,472	64,413	(7.7)	—	(7.7)
Asia/Pacific	50,881	45,346	12.2	1.8	10.4
Consolidated	966,497	1,047,474	(7.7)	(0.1)	(7.6)

NA/HME less divested GCM	320,818	376,306	(14.7)	0.2	(14.9)
Consolidated less all divested	966,497	1,020,866	(5.3)	(0.1)	(5.2)

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

NA/HME - NA/HME net sales decreased 20.4% in 2017 versus the prior year to $320,818,000 from $402,914,000 with foreign currency translation increasing net sales by 0.1 of a percentage point. Constant currency net sales decreased 20.5% compared to the prior year. Excluding the net sales impact of the divested GCM business, reported net sales decreased by 14.7% in 2017 and by 14.9% on a constant currency basis. The decreases in constant currency net sales were primarily driven by reduced sales of lifestyle and respiratory products and to a lesser extent mobility and seating as well as reduced net sales into China as result of the closure of one of the company's Suzhou, China facilities. Excluding consumer product discontinued in the fourth quarter of 2016, mobility and seating net sales were flat year-over-year.

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

Part II	Management Discussion & Analysis	Gross Profit

GROSS PROFIT

2018 Versus 2017
Consolidated gross profit as a percentage of net sales was 27.5% in 2018 as compared to 27.9% in 2017. Gross profit as a percentage of net sales for 2018 decreased by 0.4 of a percentage point as compared to 2017. The gross margin decline was principally a result of rising material costs associated with U.S. tariffs, higher freight costs incurred in NA/HME and Europe, and unfavorable operational variances in Europe associated with production transfers. Gross profit as a percentage of net sales increased for Asia/Pacific and IPG but declined for NA/HME and slightly for Europe. Gross profit dollars increased significantly for the Europe and Asia/Pacific segments but declined materially in NA/HME and slightly in IPG principally due to lower net sales.

Europe - Gross profit as a percentage of net sales decreased 0.1 of a percentage point in 2018 from the prior year and gross margin dollars increased by $6,466,000. The increase in margin dollars was principally due to favorable foreign currency partially offset by unfavorable freight, R&D and manufacturing costs.

NA/HME - Gross profit as a percentage of net sales decreased by 2.6 percentage points in 2018 from the prior year while gross margin dollars decreased by $11,660,000. The decrease in gross profit dollars was primarily due to net sales volume declines, unfavorable material costs and higher freight costs, partially offset by reduced warranty and R&D expenses as well as favorable operational variances. The unfavorable material and freight costs were impacted by tariffs, which had a combined negative impact of approximately $2,100,000.

IPG - Gross profit as a percentage of net sales increased 0.2 percentage points in 2018 from the prior year and gross margin dollars decreased $697,000. The decrease in gross profit dollars was driven by lower net sales partially offset by reduced warranty expense.

Asia/Pacific - Gross profit as a percentage of net sales increased 4.6 percentage points in 2018 from the prior year and gross margin dollars increased $3,278,000. The increase was primarily attributable to reduced research and development expenses and favorable manufacturing variances.
Sequential gross margin as a percentage of net sales and gross margin dollars declined during most of 2018 but rebounded strongly in the fourth quarter of 2018. Sequential gross profit as a percentage of net sales increased for Europe and IPG but decreased for NA/HME and Asia/Pacific.

Part II	Management Discussion & Analysis	Gross Profit

The gross profit increase from Q1 to Q2 18 was offset by a significant decline in Q3 18 as the quarter was negatively impacted by higher material costs influenced by tariffs and a decline in NA/HME respiratory product sales. However, sequential gross profit rebounded strongly in Q4 18 as the higher material costs were partially mitigated and warranty expense was lower. Sequential gross margin dollars generally increased during 2018 for the Europe and IPG segments. Asia/Pacific gross margin dollars increased in the first half of 2018 but declined significantly in Q3 18, but finished the year materially up compared to Q4 17. NA/HME gross margin dollars increased each quarter after Q2 18 and finished the year materially higher than Q4 17.

Research and Development

The company continued to invest in research and development activities in 2018. The company dedicated funds to applied research activities to ensure that new and enhanced design concepts are available to its businesses. Research and development expenditures, which are included in costs of products sold, decreased to $17,377,000 in 2018 from $17,796,000 in 2017. The expenditures, as a percentage of net sales, were 1.8% and 1.8% in 2018 and 2017, respectively.

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

Part II	Management Discussion & Analysis	SG&A

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

2018 Versus 2017

($ in thousands USD)	2018	2017	Reported Change	Foreign Exchange Impact	Constant Currency Change
SG&A Expenses - $	281,906	296,816	(14,910)	5,014	(19,924)
SG&A Expenses - % change			(5.0)	1.7	(6.7)
% to net sales	29.0	30.7

The table above provides selling, general and administrative (SG&A) expense change as reported and as adjusted to exclude the impact of foreign exchange translation (constant currency SG&A). “Constant currency SG&A" is a non-GAAP financial measure, which is defined as SG&A expenses excluding the impact of foreign currency translation. The current year's functional currency SG&A expenses are translated using the prior year's foreign exchange rates. These amounts are then compared to the prior year's SG&A expenses to calculate the constant currency SG&A expense change. Management believes that this financial measure provides meaningful information for evaluating the core operating performance of the company.

Consolidated SG&A expenses as a percentage of net sales were 29.0% in 2018 and 30.7% in 2017. The overall dollar decrease was $14,910,000, or 5.0%, with foreign currency translation increasing expense by $5,014,000. Excluding the impact of foreign currency translation, SG&A expenses decreased $19,924,000, or 6.7%, primarily driven by reduced employment costs partially offset by negative impact of foreign currency transactions and higher consulting costs.

Europe - European SG&A expenses increased by 5.6%, or $6,951,000, in 2018 compared to 2017. Foreign currency translation increased expense by approximately $5,181,000 or 4.2%. Excluding the foreign currency translation impact, SG&A expenses increased by $1,770,000, or 1.4%, primarily attributable to unfavorable foreign currency transactions partially offset by lower employment costs.

NA/HME - SG&A expenses for NA/HME decreased 12.6%, or $15,699,000, in 2018 compared to 2017 with foreign currency translation increasing expense by $132,000 or 0.1%. Excluding the foreign currency translation, SG&A expense decreased $15,831,000, or 12.7%, driven primarily by decreased employment costs.

IPG - SG&A expenses for IPG decreased by 10.6%, or $1,141,000, in 2018 compared to 2017. Excluding the impact of foreign currency translation, SG&A expenses decreased by $1,143,000, or 10.6%, primarily related to lower employment costs.

Asia/Pacific - Asia/Pacific SG&A expenses decreased 5.3%, or $801,000, in 2018 compared to 2017. Foreign currency translation decreased expense by $301,000 or 2.0%. Excluding the foreign currency translation impact, SG&A expenses decreased $500,000, or 3.3%, principally related to lower employment costs partially offset by unfavorable foreign currency transactions.

Other - SG&A expenses related to the Other Segment decreased by 19.0% or $4,220,000 in 2018 as compared to 2017 primarily related to increased employment costs.

Part II	Management Discussion & Analysis	SG&A

2017 Versus 2016

($ in thousands USD)	2017	2016	Reported Change	Foreign Exchange Impact	Constant Currency Change
SG&A Expenses - $	296,816	303,781	(6,965)	72	(7,037)
SG&A Expenses - % change			(2.3)	—	(2.3)
% to net sales	30.7	29.0
Consolidated less divested - $	296,816	300,252	(3,436)	72	(3,508)
Consolidated less divested - % change			(1.1)	0.1	(1.2)
% to net sales	30.7	29.4

The table above further adjusts SG&A expense to exclude the impact of the sale of GCM, which was sold in September 2016 and not deemed a discontinued operation from an external reporting perspective.

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

Part II	Management Discussion & Analysis	Operating Income

OPERATING INCOME (LOSS)

				2018 vs. 2017		2017 vs. 2016
($ in thousands USD)	2018	2017	2016	$ Change	% Change	$ Change	% Change
Europe	32,673	33,160	34,122	(487)	(1.5)	(962)	(2.8)
NA/HME	(38,788)	(42,831)	(37,876)	4,043	9.4	(4,955)	(13.1)
IPG	6,282	5,839	5,693	443	7.6	146	2.6
Asia/Pacific	4,051	(27)	(1,436)	4,078	15,103.7	1,409	98.1
All Other	(18,448)	(23,706)	(20,657)	5,258	22.2	(3,049)	(14.8)
Gains on sale of businesses	—	—	7,386	—	—	(7,386)	(100)
Charges related to restructuring	(3,481)	(12,274)	(2,447)	8,793	71.6	(9,827)	(401.6)
Impairment of an intangible asset	(583)	(320)	—	(263)	(100.0)	(320)	—
Consolidated Operating Income (Loss)	(18,294)	(40,159)	(15,215)	21,865	54.4	(24,944)	(163.9)

2018 Versus 2017

Consolidated operating loss decreased by $21,865,000 to a loss of $18,294,000 in 2018 from a loss of $40,159,000 in 2017 primarily due to a $14,910,000 decrease in SG&A expenses, principally attributable to lower employment costs, and a decrease in restructuring costs of $8,793,000.

Europe - Operating income decreased slightly in 2018 compared to 2017 primarily related to increased freight costs driven by product transfers associated with facility consolidation, higher R&D expense and unfavorable manufacturing variances, partially offset by lower employment costs.

NA/HME - Operating loss decreased in 2018 compared to 2017 primarily due to reduced employment costs, warranty and R&D expense, as well as favorable operational variances, partially offset by the negative impact of net sales volume declines, unfavorable material costs and higher freight costs.

IPG - Operating income increased in 2018 compared to 2017 principally due to reduced warranty expense and employment costs partially offset by a decrease in sales.

Asia/Pacific - Operating income increased in 2018 compared to 2017 due to reduced R&D expense, lower manufacturing and employment costs partially offset by unfavorable foreign currency transactions.

All Other - Operating loss decreased in 2018 compared to 2017 due to decreased employment costs.

Charge Related to Restructuring Activities

The company's restructuring charges were primarily originally necessitated by continued declines in Medicare and Medicaid reimbursement by the U.S. government, as well as similar healthcare reimbursement pressures abroad, which negatively affect the company's customers (e.g. home health care providers) and continued pricing pressures faced by the company due principally to the outsourcing by competitors to lower cost locations. Restructuring decisions were also the result of reduced profitability in the NA/HME and Asia/Pacific segments. In addition, as a result of the company's transformation strategy, additional restructuring actions were incurred began in 2016 and continued through 2018. The company expects reduced salary and benefit costs principally impacting Selling, General and Administrative expenses, and to a lesser extent, Costs of Products Sold.

Charges for the year ended December 31, 2018 totaled $3,481,000 which were related to NA/HME segment ($1,359,000), Europe ($1,773,000) and the Asia/Pacific segment ($349,000). The 2018 charges relate to plant transfers and general reduction in force. In NA/HME, costs were incurred related to severance ($1,471,000) and lease termination costs reversals ($112,000). The European charges and Asia/Pacific were severance related. Payments for the year ended December 31, 2018 were $5,804,000 and the cash payments were funded with company's cash on hand.

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

Part II	Management Discussion & Analysis	Operating Income

negatively impact the company's liquidity. See also "Charges Related to Restructuring Activities" in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Impairment of Intangible Asset

In accordance with ASC 350, Intangibles - Goodwill and Other, the company reviews intangibles for impairment. As a result of the company's 2018 intangible review, the company recognized an intangible impairment charge in the IPG segment of $583,000 ($431,000 after-tax) related to a trademark with an indefinite life. The fair value of the trademark was calculated using a relief from royalty payment methodology which requires applying an estimated market royalty rate to forecasted net sales and discounting the resulting cash flows to determine fair value.

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

Impairment of Intangible Asset

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

Part II	Management Discussion & Analysis	Other Items

OTHER ITEMS

2018 Versus 2017

Net Gain (Loss) on Convertible Debt Derivatives

($ in thousands USD)	Change in Fair Value - Gain (Loss)
	2018	2017
Convertible Note Hedge Assets	(90,505)	43,344
Convertible Debt Conversion Liabilities	102,499	(47,001)
Net gain (loss) on convertible debt derivatives	11,994	(3,657)

The company recognized a net gain of $11,994,000 in 2018 compared to a net loss of $3,657,000 in 2017 related to the fair value of convertible debt derivatives. See "Long-Term Debt" in the notes to the Consolidated Financial Statements included elsewhere in this report for more detail.

Interest

($ in thousands USD)	2018	2017	$ Change	% Change
Interest Expense	28,336	22,907	5,429	23.7
Interest Income	(534)	(473)	(61)	(12.9)

Interest expense increased due to the full year impact of the convertible debt issuance in the second quarter of 2017.

Income Taxes

The company had an effective tax rate charge of 28.8% and 15.5% on losses before taxes in 2018 and 2017, respectively, compared to an expected benefit at the U.S. statutory rate of 21.0% and 35.0% on the pre-tax losses for each period, respectively. The company's effective tax rate in 2018 and 2017 was unfavorable compared to the U.S. federal statutory rate expected benefit, principally due to the negative impact of the company's inability to record tax benefits related to the significant losses in countries which had tax valuation allowances. The 2018 effective tax rate was increased by certain taxes outside the United States, excluding countries with tax valuation allowances, that were at an effective rate higher than the U.S. statutory rate. The 2018 effective rate was also benefited by 5.9% as a result of the effect of indefinite intangibles and a related 2018 indefinite loss carryforward created in 2018 due to U.S. tax reform. During the fourth quarter of 2017, the company's effective tax rate also provisionally benefited by 2.4% due to the U.S. federal tax legislation rate reduction. See “Income Taxes” in the Notes to the Consolidated Financial Statements included elsewhere in this report for more detail.

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

Key balances on the company's balance sheet and related metrics:

($ in thousands USD)	December 31, 2018	December 31, 2017	$ Change	% Change
Cash and cash equivalents	116,907	176,528	(59,621)	(33.8)
Working capital (1)	199,202	238,850	(39,648)	(16.6)
Total debt (2)	299,912	301,415	(1,503)	(0.5)
Long-term debt (2)	297,802	299,375	(1,573)	(0.5)
Total shareholders' equity	359,147	423,294	(64,147)	(15.2)
Credit agreement borrowing availability (3)	33,362	39,949	(6,587)	(16.5)

(1)	Current assets less current liabilities.

(2)	Long-term debt and Total debt include debt issuance costs recognized as a deduction from the carrying amount of debt liability and debt discounts classified as debt or equity.

(3)
Reflects the combined availability of the company's North American and European asset-based revolving credit facilities. The change is borrowing availability is due to changes in the calculated borrowing base.

The company's cash and cash equivalents were $116,907,000 and $176,528,000 at December 31, 2018 and December 31, 2017, respectively. The decrease in cash balances at December 31, 2018 compared to December 31, 2017 was primarily the result of cash utilized for normal operations in 2018.

Debt repayments, acquisitions, divestitures, the timing of vendor payments, the timing of customer rebate payments, the granting of extended payment terms to significant national accounts and other activity can have a significant impact on the company's cash flow and borrowings outstanding such that the cash reported at the end of a given period may be materially different than cash levels during a given period. While the company has cash balances in various jurisdictions around the world, there are no material restrictions regarding the use of such cash for dividends within the company, loans or other purposes, except in China where the cash balance as of December 31, 2018 was approximately $496,000.

The company's total debt outstanding, inclusive of the debt discount related to the debentures included in equity in accordance with FSB APB 14-1 as well as the debt discount and fees associated with the company's Convertible Senior
Notes due 2021 and 2022 ("the Notes"), decreased by $1,503,000 to $299,912,000 at December 31, 2018 from $301,415,000 as of December 31, 2017.

The debt discount and fees associated with the 2021 and 2022 Notes reduced the company's reported debt balance by $44,267,000 and $57,970,000 as of December 31, 2018 and December 31, 2017, respectively. At December 31, 2018 and December 31, 2017, the company had zero borrowings outstanding under its revolving credit facility.

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

As determined pursuant to the borrowing base formula for the U.S. and Canadian borrowers, the company's borrowing base including the period ending December 31, 2018 under the U.S. and Canadian Credit Facility of the Credit Agreement was approximately $41,469,000, with aggregate borrowing availability of approximately $21,274,000, taking into account the $5,000,000 minimum availability reserve, then-outstanding letters of credit, other reserves and the $11,250,000 dominion trigger amount noted below. As determined pursuant to the borrowing base formula for the European borrowers, the company's borrowing base including the period ending December 31, 2018 under the European Credit Facility of the Credit Agreement was approximately $18,463,000, with aggregate borrowing availability of approximately $12,088,000, considering the $3,000,000 minimum availability reserve and the $3,375,000 dominion trigger amount noted below. As of December 31, 2018, the combined aggregate borrowing availability under the U.S. and Canadian Credit Facility and the European Credit Facility of the Credit Agreement was $33,362,000.

Part II	Management Discussion & Analysis	Liquidity and Capital Resources

As a result of entering into the Credit Agreement, the company incurred fees which were capitalized and are being amortized as interest expense through January 16, 2021 of which $797,000 are yet to be amortized as of December 31, 2018.
As of December 31, 2018, the company was in compliance with all covenant requirements under the Credit Agreement. The Credit Agreement contains customary representations, warranties and covenants including dominion triggers requiring the company to maintain borrowing capacity of not less than $11,250,000 on any given business day or $12,500,000 for five consecutive days related to the U.S. and Canadian borrowers, and $3,375,000 on any given business day or 12.5% of the maximum amount that may be drawn under the European Credit Facility for five consecutive days related to European borrowers, in order to avoid triggering full control by an agent for the lenders of the company's cash receipts for application to the company's obligations under the agreement.

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

In the first quarter of 2016, the company issued $150,000,000 aggregate principal amount of 2021 Notes in a private offering which bear interest at a rate of 5.00% per year payable semi-annually and will mature in February 2021, unless repurchased or converted in accordance with their terms prior to such date. Prior to August 15, 2020, the notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The net proceeds from the offering of the 2021 Notes were

$144,034,000, after deducting fees and offering expenses payable by the company. Approximately $5,000,000 of the net proceeds from the offering was used to repurchase the company's common shares, and $15,600,000 of the net proceeds was used to pay the net cost of the convertible note hedge and warrant transactions. The company incurred fees which were capitalized and are being amortized as interest expense through February 2021 of which $2,547,000 have yet to be amortized as of December 31, 2018.

In the second quarter of 2017, the company issued $120,000,000 aggregate principal amount of the 2022 Notes in a private offering which bear interest at a rate of 4.50% per year payable semi-annually and will mature in June 2022, unless repurchased or converted in accordance with their terms prior to such date. Prior to December 1, 2021, the 2022 notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The net proceeds from the offering of the 2022 notes were approximately $115,289,000, after deducting fees and offering expenses of $4,711,000. These debt issuance costs were capitalized and are being amortized as interest expense through June 2022 of which $3,051,000 have yet to be amortized as of December 31, 2018. A portion of the net proceeds from the offering were used to pay the cost of the convertible note hedge transactions (after such cost is partially offset by the proceeds to the company from the warrant transactions), which net cost was $10,680,000.

Unless and until the company obtains shareholder approval of the issuance of the company's common shares upon conversion of the Notes under applicable New York Stock Exchange rules, the Notes will be convertible, subject to certain conditions, into cash. If the company obtains such shareholder approval, the Notes may be settled in cash, the company's common shares or a combination of cash and the company's common shares, at the company's election. The company is considering whether to seek such shareholder approval at its 2019 annual meeting of shareholders.

In connection with the Notes offerings, the company entered into privately negotiated convertible note hedge transactions with certain financial institutions (the “option counterparties”). These transactions cover, subject to customary anti-dilution adjustments, the number of the company's common shares that will initially underlie the Notes, and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the Notes. The company entered into separate, privately negotiated warrant transactions with the option counterparties at a higher strike price relating to the same number of the company's common shares, subject to customary anti-dilution adjustments, pursuant to which the company sold warrants to the option counterparties. The

Part II	Management Discussion & Analysis	Liquidity and Capital Resources

warrants could have a dilutive effect on the company's outstanding common shares and the company's earnings per share to the extent that the price of the company's common shares exceeds the strike price of those warrants.

The company has used, and intends to continue to use the remaining net proceeds from the Notes offerings for working capital and general corporate purposes, which may include funding portions of the company's ongoing turnaround and addressing potential risks and contingencies. The net proceeds have allowed the company to invest in new products, people, marketing initiatives and working capital to transform the business and pursue growth.

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

While there is general concern about the potential for rising interest rates, the company expects that it will be able to absorb modest rate increases in the months ahead without any material impact on its liquidity or capital resources. For 2018 and 2017, the weighted average interest rate on all borrowings, excluding capital leases, was 4.78% and 4.84%, respectively.

See Long-Term Debt in the Notes to the Consolidated Financial Statements for more details regarding the company's credit facilities.

CAPITAL EXPENDITURES

There were no individually material capital expenditure commitments outstanding as of December 31, 2018. The company estimates that capital investments for 2019 will be approximately $15,000,000 to $20,000,000 compared to actual capital expenditures of $9,823,000 in 2018. The anticipated increase relates primarily to the company's investments to transform the company. The company believes that its balances of cash and cash equivalents and existing borrowing facilities will be sufficient to meet its operating cash requirements and fund required capital expenditures (see "Liquidity and Capital Resources"). The Credit Agreement limits the company's annual capital expenditures to $35,000,000.

DIVIDEND POLICY

It is the company's policy to pay a nominal dividend in order for its stock to be more attractive to a broader range of investors. For 2018, annualized dividends of $0.05 per Common Share and $0.023 per Class B Common Share were declared and paid. It is not anticipated that this annual dividend rate for Common Shares will change materially as the company believes that capital should be kept available for investments and growth opportunities as a result of its multi-year turnaround strategy. The Board of Directors has suspended the company's regular quarterly dividend on the Class B Common Shares starting in Q3 2018. Less than 7,000 Class B Common Shares remain outstanding and suspending the regular Class B dividend allows the company to save on the administrative costs and compliance expenses associated with that dividend. Holders of Class B Common Shares are entitled to convert their shares into Common Shares at any time on a share-for-share basis and would be eligible for any Common Share dividends declared following any such conversion.

Part II	Management Discussion & Analysis	Cash Flows

CASH FLOWS

Cash flows used by operating activities were $46,423,000 in 2018, compared to cash flow used of $25,774,000 in the previous year. The 2018 operating cash flows benefited from a significantly lower operating loss which was more than offset by increased inventory and a decrease in accrued expenses. The increase inventory levels were primarily driven by inventory related to facility consolidation production transfers in Europe and reduced respiratory sales in NA/HME. In 2017, operating cash flows were negatively impacted by a net loss and declines in accrued expenses and accounts payable.
Cash flows used by investing activities were $6,363,000 in 2018, compared to cash flows used by investing activities of $14,648,000 in 2017. The decrease in cash flows used for investing was driven by lower purchases of property, plant and equipment as well as an advance payment of $3,524,000 related to the sale of the company's Isny, Germany facility for which control is not expected to transfer until April 2020. Cash flow used by investing activities in 2017 included an increase of approximately $5,250,000 in demonstration equipment classified as purchases of property and equipment. The company determined the 2017 investment in certain demonstration equipment should be recorded as fixed assets and depreciated over their estimated useful life considering their estimated recoverable values. This determination was based on the company deciding to place the equipment in provider locations for longer periods of time versus historically, selling the units.
Cash flows used by financing activities in 2018 were $2,924,000 compared to cash flow provided of $88,097,000 in 2017. Cash flows provided in 2017 reflect net proceeds received as a result of the issuance of the 2022 Notes, including the net proceeds used for the related convertible note hedge transactions and payment of financing costs. These proceeds were partially offset by the repayment of $13,350,000 in aggregate principal amount of the 2027 Debentures.

Free cash flow is a non-GAAP financial measure and is reconciled to the corresponding GAAP measure as follows:

($ in thousands USD)	Twelve Months Ended December 31,
	2018	2017
Net cash used by operating activities	$(46,423)	$(25,774)
Plus: Sales of property and equipment	40	369
Plus: Advance payment from sale of property	3,524	—
Less: Purchases of property and equipment	(9,823)	(14,569)
Free Cash Flow	$(52,682)	$(39,974)

Part II	Management Discussion & Analysis	Cash Flows

Free cash flow was negative $52,682,000 in 2018 compared to $39,974,000 in 2017. Free cash flow was impacted in both years by the same items affecting cash flows used by operating activities. Free cash flow is a non-GAAP financial measure comprised of net cash used by operating activities less purchases of property and equipment plus proceeds from sales of property and equipment. Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the company and its ability to repay debt or make future investments (including acquisitions, etc.).

Free cash flow for 2018 improved sequentially each quarter of 2018 as the company historically realizes stronger cash flow in the second half of the year versus the first half of the year and the company anticipates this cash flow seasonality will be similar in 2019. While each of the first three quarters were also an improvement over the same periods of 2017, Q4 18 free cash flow was $19,459,000 lower than Q4 17 as a result of increased accounts receivable balances and an expected temporary increase in inventory related to reduced net sales of respiratory products in NA/HME and facility consolidation production transfers in Europe.

The company has historically generated negative free cash flow during the first half of the year. This pattern is expected to continue due to the timing of annual one-time payments such as customer rebates and employee bonuses earned during the prior year, and higher working capital usage from seasonal inventory increases. The absence of these payments and somewhat seasonally stronger sales in the second half of the year typically result in more favorable free cash flow in the second half of the year.
The company's approximate cash conversion days at December 31, 2018 and December 31, 2017 are as follows:
The decrease in days in receivables from 2017 to 2018 was driven primarily by lower receivables at the end of 2018 compared to 2017.

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

The company provides a summary of days of cash conversion for the components of working capital, so investors may see the rate at which cash is disbursed, collected and how quickly inventory is converted and sold.

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

All of the company's product-related contracts, and a portion related to services, have a single performance obligation, which is the promise to transfer an individual good or service, with revenue recognized at a point in time. Certain service-related contracts contain multiple performance obligations that require the company to allocate the transaction price to each performance obligation. For such contracts, the company allocates revenue to each performance obligation based on its relative standalone selling price at inception of the contract. The company determined the standalone selling price based on the expected cost-plus margin methodology. Revenue related to the service contracts with multiple performance obligations is recognized over time. To the extent performance obligations are satisfied over time, the company defers revenue recognition until the performance obligations are satisfied.

The determination of when and how much revenue to recognize can require the use of significant judgment. Revenue is recognized when obligations under the terms of a contract with the customer are satisfied; generally, this occurs with the transfer of control of the company's products and services to the customer.

Revenue is measured as the amount of consideration expected to be received in exchange for transferring the product or providing services. The amount of consideration received and recognized as revenue by the company can vary as a result of variable consideration terms included in the contracts such as customer rebates, cash discounts and return policies. Customer rebates and cash discounts are estimated based on the most likely amount principle and these estimates are based on historical experience and anticipated performance. Customers have the right to return product within the company's normal terms policy, and as such, the company estimates the expected returns based on an analysis of historical experience. The company adjusts its estimate of revenue at the earlier of when the most likely amount of consideration the company expects to receive changes or when the consideration becomes fixed. The company generally does not expect that there will be significant changes to its estimates of variable consideration (see Receivables in the Notes to the Consolidated Financial Statements include elsewhere in this report).

Depending on the terms of the contract, the company may defer recognizing a portion of the revenue at the end of a given period as the result of title transfer terms that are based upon delivery and or acceptance which align with transfer of control of the company's products to its customers.

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

The company records distributed product sales gross as a principal since the company takes title to the products and has the risks of loss for collections, delivery and returns. The company's payment terms are for relatively short periods and thus do not contain any element of financing. Additionally, no contract costs are incurred that would require capitalization and amortization.

Sales, value-added, and other taxes the company collects concurrent with revenue producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. Shipping and handling costs are included in cost of products sold.

Part II	Management Discussion & Analysis	Accounting Estimates and Pronouncements

The majority of the company's warranties are considered assurance-type warranties and continue to be recognized as expense when the products are sold (see Current Liabilities in the Notes to the Consolidated Financial Statements include elsewhere in this report). These warranties cover against defects in material and workmanship for various periods depending on the product from the date of sale to the customer. Certain components carry a lifetime warranty. In addition, the company has sold extended warranties that, while immaterial, require the company to defer the revenue associated with those warranties until earned. A provision for estimated warranty cost is recorded at the time of sale based upon actual experience. The company continuously assesses the adequacy of its product warranty accruals and makes adjustments as needed. Historical analysis is primarily used to determine the company's warranty reserves. Claims history is reviewed and provisions are adjusted as needed. However, the company does consider other events, such as a product recall, which could require additional warranty reserve provisions. See Accrued Expenses in the Notes to the Consolidated Financial Statements for a reconciliation of the changes in the warranty accrual. In addition, the company has sold extended warranties that, while immaterial, require the company to defer the revenue associated with those warranties until earned. The company has established procedures to appropriately defer such revenue.

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

The company continues to closely monitor the credit-worthiness of its customers and adhere to tight credit policies. In 2013, the Centers for Medicare and Medicaid Services announced new Medicare prices which became effective in July 2013 for the second round of the NCB program, which was expanded to include 91 additional MSAs. In January 2016, CMS began expanding NCB to rural areas which expanded the program to 100% of the Medicare population. The NCB program contract pricing continued through the end of 2018. The company believes the changes could have a significant impact on the collectability of accounts receivable for those customers which are in the rural locations impacted and which have a portion of their revenues tied to Medicare reimbursement. In addition, there is a risk that these precedent-setting price reductions could influence other non-CMS payors' reimbursement rates for the same product categories. As a result, this is an additional risk factor which the company considers when assessing the collectability of accounts receivable.

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

Goodwill, Intangible and Other Long-Lived Assets

Property, equipment, intangibles and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Under Intangibles-Goodwill and Other, ASC 350, goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. The company's measurement date for its annual goodwill impairment test is October 1 and the analysis is completed in the fourth quarter. Furthermore, goodwill and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Most of the company's goodwill and intangible assets relate to the company's Europe and IPG segments which were profitable in 2018.

To review goodwill for impairment in accordance with ASC 350, the company first estimates the fair value of each reporting unit and compares the calculated fair value to the carrying value of each reporting unit. A reporting unit is defined as an operating segment or one level below. The company has determined that its reporting units are the same as its operating segments. The company completes its annual impairment tests in the fourth quarter of each year. To estimate the fair values of the reporting units, the company utilizes a discounted cash flow (DCF) method in which the company forecasts income statement and balance sheet amounts based on assumptions regarding future sales growth, profitability, inventory turns, days' sales outstanding, etc. to forecast future cash flows. The cash flows are discounted using a weighted average cost of capital discount rate where the cost of debt is based on quoted rates for 20-year debt of companies of similar credit risk and the cost of equity is based upon the 20-year treasury rate for the risk-free rate, a market risk premium, the industry average beta and a small cap stock adjustment. The discount rates used have a significant impact upon the discounted cash flow methodology utilized in the company's annual impairment testing as higher discount rates decrease the fair value estimates. The assumptions used are based on a market participant's point of view and yielded a discount rate of 12.41% in 2018 for the company's annual impairment analysis for the reporting units with goodwill compared to 9.07% in 2017 and 8.67% in 2016.

Part II	Management Discussion & Analysis	Accounting Estimates and Pronouncements

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

As part of the company's review of goodwill for impairment, the company also considers the potential for impairment of any other assets. In 2018, the company performed a review for potential impairments of any other assets and recognized an intangible impairment charge in the IPG segment of $583,000 ($431,000 after-tax) compared to $320,000 ($237,000 after-tax) in 2017 related to a trademark with an indefinite life. No impairment of any asset was recognized in 2016. The fair value of the trademark was calculated using a relief from royalty payment methodology which requires applying an estimated market royalty rate to forecasted net sales and discounting the resulting cash flows to determine fair value.

While there was no indication of impairment in 2018 related to goodwill for the Europe or IPG segments, a future potential impairment is possible for any of the company's segments should actual results differ materially from forecasted results used in the valuation analysis. Furthermore, the company's annual valuation of goodwill can differ materially if the market inputs used to determine the discount rate change significantly. For instance, higher interest rates or greater stock price volatility would increase the discount rate and thus increase the chance of impairment. In consideration of this potential, the company reviewed the results if the discount rate used were 100 basis points higher for the 2018 impairment analysis and determined that there still would not be any indicator of potential impairment for the Europe or IPG segments.

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

Warranty

Generally, the company's products are covered by assurance-type warranties against defects in material and workmanship for various periods depending on the product from the date of sale to the customer. Certain components carry a lifetime warranty. In addition, the company has sold extended warranties that, while immaterial, require the company to defer the revenue associated with those warranties until earned. A provision for estimated warranty cost is recorded at the time of sale based upon actual experience. The company continuously assesses the

Part II	Management Discussion & Analysis	Accounting Estimates and Pronouncements

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

Accounting for Stock-Based Compensation

The company accounts for share based compensation under the provisions of Compensation—Stock Compensation, ASC 718. The company has not made any modifications to the terms of any previously granted awards and no changes have been made regarding the valuation methodologies or assumptions used to determine the fair value of awards granted and the company continues to use a Black-Scholes valuation model to value options granted. As of December 31, 2018, there was $16,849,000 of total unrecognized compensation cost from stock-based compensation arrangements, which is related to non-vested options and shares, and includes $7,469,000 related to restricted stock awards, $7,441,000 related to performance awards and $1,939,000 related to non-qualified stock options.

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

Income Taxes

As part of the process of preparing its financial statements, the company is required to estimate income taxes in various jurisdictions. The process requires estimating the company's current tax liability, including assessing uncertainties related to tax return filing positions, as well as estimating temporary differences due to the different treatment of items for tax and accounting policies. The temporary differences are reported as deferred tax assets and or liabilities. The company also must estimate whether it will more likely than not realize its deferred tax assets and whether a valuation allowance should be established. The company's deferred tax assets are offset by a valuation allowance in the U.S., Australia, Switzerland and New Zealand. In the event that actual results differ from its estimates, the company's provision for income taxes could be materially impacted. The company does not believe that there is a substantial likelihood that materially different amounts would be reported related to its critical accounting policies.

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

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act.  SAB 118 provides a measurement period that should not extend beyond one year form the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company's accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

Accounting for Convertible Debt and Related Derivatives

In 2016 and 2017, the company issued $150,000,000 and $120,000,000 aggregate principal amount of the 2021 and 2022 Notes (the "Notes"), respectively. In connection with the offering of the Notes, the company entered into privately negotiated convertible note hedge transactions with certain counterparties. These transactions cover, subject to customary anti-dilution adjustments, the number of the company's common shares that will initially underlie the Notes, and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the Notes.

The company entered into separate, privately negotiated warrant transactions with the option counterparties at a higher strike price relating to the same number of the company's common shares, subject to customary anti-dilution adjustments, pursuant to which the company sold warrants to the option counterparties. The

Part II	Management Discussion & Analysis	Accounting Estimates and Pronouncements

warrants could have a dilutive effect on the company's outstanding common shares and the company's earnings per share to the extent that the price of the company's common shares exceeds the strike price of those warrants. The initial strike price of the warrants is $22.4175 and $21.4375 per share on the 2021 and 2022 Notes, respectively, and is subject to certain adjustments under the terms of the warrant transactions.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For the company's disclosure regarding recently issued accounting pronouncements, see Accounting Policies - Recent Accounting Pronouncements in the Notes to the Consolidated Financial Statements.

Part II	Management Discussion & Analysis	Contractual Obligations

CONTRACTUAL OBLIGATIONS

The company's contractual obligations as of December 31, 2018 are as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
5.00% Convertible Senior Subordinated Debentures due 2021	$165,938	$7,500	$158,438	$—	$—
4.500% Convertible Senior Subordinated Debentures due 2022	138,450	5,400	10,800	122,250	—
Future lease obligations (1)	70,129	—	5,844	7,013	57,272
Capital lease obligations	41,307	3,407	6,107	4,798	26,995
Operating lease obligations	28,537	10,346	11,688	4,432	2,071
Purchase obligations (primarily computer systems contracts)	13,779	7,740	5,738	301	—
Product liability	16,593	2,728	6,660	3,162	4,043
Supplemental Executive Retirement Plan	5,641	391	782	782	3,686
Other, principally deferred compensation	5,712	135	43	—	5,534
Total	$486,086	$37,647	$206,100	$142,738	$99,601
________________________
(1) In December 2018, the company entered into a lease agreement in Germany. The lease is not expected to commence until April 2020.

The table does not include any payments related to liabilities recorded for uncertain tax positions as the company cannot make a reasonably reliable estimate as to the timing of any other payments. See Income Taxes in the Notes to the Consolidated Financial Statements included in this report.

Part II	Items 7 - 9

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The company is at times exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. Based on December 31, 2018 debt levels, a 1% change in interest rates would have no impact on annual interest expense as the company did not have any variable rate debt outstanding. Additionally, the company operates internationally and, as a result, is exposed to foreign currency fluctuations. Specifically, the exposure results from intercompany loans, intercompany sales or payments and third-party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized to hedge intercompany purchases and sales as well as third-party purchases and sales. The company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the company's financial condition or results of operations.

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

As of December 31, 2018, the company had no borrowings outstanding under its Credit Agreement, which provides for a senior secured revolving credit facility for U.S. and Canadian borrowers of up to $100,000,000 at variable rates, subject to availability based on a borrowing base formula, and in addition provides for a revolving credit, letter of credit and swing line loan facility for European borrowers allowing borrowing up to an aggregate principal amount of $30,000,000 at variable rates, also subject to availability based on a borrowing base formula. As of December 31, 2018, the company had $150,000,000 and $120,000,000 in principal amount outstanding of its fixed rate 2021 Notes and 2022 Notes, respectively.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to the Report of Independent Registered Public Accounting Firm, Consolidated Balance Sheets, Consolidated Statement of Comprehensive Loss, Consolidated Statement of Cash Flows, Consolidated Statement of Shareholders' Equity, Notes to Consolidated Financial Statements and Financial Statement Schedule, which appear on pages 73 to 129 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2018, an evaluation was performed, under the supervision and with the participation of the company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company's disclosure controls and procedures were effective as of December 31, 2018, in ensuring that information required to be disclosed by the company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (2) accumulated and communicated to the company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) Management's Annual Report on Internal Control Over Financial Reporting
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

Management's assessment of the effectiveness of the company's internal control over financial reporting is based on the Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

In management's opinion, internal control over financial reporting is effective as of December 31, 2018.

(c) Attestation Report of the Independent Registered Public Accounting Firm
The company's independent registered public accounting firm, Ernst & Young LLP, audited the company's internal control over financial reporting and, based on that audit, issued its report regarding the company's internal control over financial reporting, which is included in this Annual Report on Form 10-K on page 74.

(d) Changes in Internal Control Over Financial Reporting
There have been no changes in the company's internal control over financial reporting during the company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

Item 9B.    Other Information.

Effective as of March 5, 2019 (the “Effective Date”), the Company's Board of Directors adopted and approved, and the company's Compensation and Management Development Committee previously adopted and approved, and the Company and certain of its employees entered into, an Omnibus Amendment (the “Omnibus Amendment”) to certain of the Company's compensation plans and certain agreements between the Company and the employees named in the Omnibus Amendment, including the Company's current executive officers.
Under the Omnibus Amendment, to the extent that any (1) Company equity compensation plan or Company executive retirement, benefit and/or incentive bonus plan existing on the Effective Date and (2) agreement between the Company and each of the employees named in the Omnibus Amendment existing on the Effective Date contains a definition of Company change of control, or any other provision, with a clause that excludes an event involving the Company's former chairman, A. Malachi Mixon, or any affiliate of Mr. Mixon, that exclusion was deleted and no longer applies to such plans and agreements, as of the Effective Date.
The Omnibus Amendment applies to the Company's plans filed as Exhibits 10(c), 10(e), 10(j), 10(r) and 10(ac), and the agreements filed as Exhibits 10(ai) and 10(aj), to this Annual Report on Form 10-K
The foregoing summary of the terms and conditions of the Omnibus Amendment is qualified in its entirety by reference to the full text of the Omnibus Amendment, which is attached as Exhibit 10(bx) to this Annual Report on Form 10-K and incorporated by reference into this Item 9B.

Part III	Items 10 - 14

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by Item 10 as to the executive officers of the company is included in Part I of this Annual Report on Form 10-K. The other information required by Item 10 as to the directors of the company, the Audit Committee, the Audit Committee financial experts, the procedures by which security holders may recommend nominees to the Board of Directors, compliance with Section 16(a) of the Exchange Act, code of ethics and corporate governance is incorporated herein by reference to the information set forth under the captions “Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the company's definitive Proxy Statement on Schedule 14A for the 2019 Annual Meeting of Shareholders.

Item 11.        Executive Compensation.

The information required by Item 11 is incorporated by reference to the information set forth under the captions “Corporate Governance”, “Executive Compensation” and “CEO Pay Ratio” in the company's definitive Proxy Statement on Schedule 14A for the 2019 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by Item 12 is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Holders and Management” in the company's definitive Proxy Statement on Schedule 14A for the 2019 Annual Meeting of Shareholders.

Information regarding the securities authorized for issuance under the company's equity compensation plans is incorporated by reference to the information set forth under the captions “Equity Compensation Plan Information” in the company's definitive Proxy Statement on Schedule 14A for the 2019 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in the company's definitive Proxy Statement on Schedule 14A for the 2019 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services.

The information required by Item 14 is incorporated by reference to the information set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” in the company's definitive Proxy Statement on Schedule 14A for the 2019 Annual Meeting of Shareholders.

Part IV	Items 15 - 16

Item 15.        Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.
The following financial statements of the company are included in Part II, Item 8:
Consolidated Statement of Comprehensive Loss—years ended December 31, 2018, 2017 and 2016
Consolidated Balance Sheet—December 31, 2018 and 2017
Consolidated Statement of Cash Flows—years ended December 31, 2018, 2017 and 2016
Consolidated Statement of Shareholders' Equity—years ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules.
The following financial statement schedule of the company is included in Part II, Item 8:
Schedule II—Valuation and Qualifying Accounts
All other schedules have been omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(a)(3) Exhibits.
See Exhibit Index at page number 66 of this Annual Report on Form 10-K.

Item 16.        Form 10-K Summary.

None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 7, 2019.

INVACARE CORPORATION

By:	/s/ MATTHEW E. MONAGHAN
Matthew E. Monaghan
Chairman of the Board of Directors, President and Chief Executive Officer

Exhibit Index

INVACARE CORPORATION
Report on Form 10-K for the fiscal year ended December 31, 2018.

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
(M)*
10(j)	Invacare Corporation Amended and Restated 2003 Performance Plan	(N)*
10(k)	Form of Director Stock Option Award under Invacare Corporation 2003 Performance Plan	(G)*
10(l)	Form of Director Deferred Option Award under Invacare Corporation 2003 Performance Plan	(H)*
10(m)	Form of Restricted Stock Award under Invacare Corporation 2003 Performance Plan	(I)
10(n)	Form of Stock Option Award under Invacare Corporation 2003 Performance Plan	(G)*
10(o)	Form of Executive Stock Option Award under Invacare Corporation 2003 Performance Plan	(G)*
10(p)	Form of Switzerland Stock Option Award under Invacare Corporation 2003 Performance Plan	(G)*
10(q)	Form of Switzerland Executive Stock Option Award under Invacare Corporation 2003 Performance Plan	(G)*

Exhibit Index

Official Exhibit No.	Description	Sequential Page No.
10(r)	Invacare Corporation 2013 Equity Compensation Plan	(O)
10(s)	Amendment No. 1 to the Invacare Corporation 2013 Equity Compensation Plan	(P)*
10(t)	Form of Executive Stock Option Award under the Invacare Corporation 2013 Equity Compensation Plan	(Q)
10(u)	Form of Stock Option Award under the Invacare Corporation 2013 Equity Compensation Plan	(Q)
10(v)	Form of Executive Stock Option Award for Swiss Employees under the Invacare Corporation 2013 Equity Compensation Plan	(Q)
10(w)	Form of Stock Option Award for Swiss Employees under the Invacare Corporation 2013 Equity Compensation Plan	(Q)
10(x)	Form of Director Restricted Stock Award under the Invacare Corporation 2013 Equity Compensation Plan	(Q)
10(y)	Form of Restricted Stock Award under the Invacare Corporation 2013 Equity Compensation Plan	(Q)
10(z)	Form of Performance Share Award Agreement under the Invacare Corporation 2013 Equity Compensation Plan	(R)
10(aa)	Form of Restricted Stock Award Agreement for Employees under the Invacare Corporation 2013 Equity Compensation Plan	(S)
10(ab)	Form of Director Restricted Stock Unit under the Invacare Corporation 2013 Equity Compensation Plan	(FF)
10(ac)	Invacare Corporation Executive Incentive Bonus Plan, as amended and restated	(P)*
10(ad)	Employment Agreement, dated as of January 21, 2015, by and between the company and Matthew E. Monaghan.	(T)*
10(ae)	Letter Agreement, dated as of February 20, 2018, by and between Invacare Corporation and Kathleen P. Leneghan.	(U)*
10(ag)	Letter agreement, dated as of July 31, 2008, by and between the company and Anthony C. LaPlaca.	(M)*
10(ah)	Employment Agreement, dated as of October 21, 2016, by and between the company and Ralf Ledda.	(FF)
10(ai)	Change of Control Agreement, dated as of December 31, 2008, by and between the company and Anthony C. LaPlaca	(HH)
10(aj)**	Form of Change of Control Agreement entered into by and between the company and certain of its executive officers and schedule of all such agreements with certain executive officers	*
10(ak)	Technical Information & Non-Competition Agreement, dated April 1, 2015, entered into by and between the company and Matthew E. Monaghan	(M)*
10(al)	Technical Information & Non-Competition Agreement, dated April 6, 2008, entered into by and between the company and Robert K. Gudbranson	(M)*
10(am)**	Technical Information & Non-Competition Agreement entered into by and between the company and certain of its executive officers and schedule of all such agreements with executive officers	(M)*
10(an)	Indemnity Agreement, dated April 1, 2015, entered into by and between the company and Matthew E. Monaghan.	(M)*
10(ao)**	Form of Indemnity Agreement entered into by and between the company and its directors and certain of its executive officers and schedule of all such agreements with directors and executive officers	*
10(ap)
Form of Rule 10b5-1 Sales Plan entered into between the company and certain of its executive officers and other employees and a schedule of all such agreements with executive officers and other employees
(H)
10(aq)**	Director Compensation Schedule	*

Exhibit Index

Official Exhibit No.	Description	Sequential Page No.
10(ar)	2012 Non-employee Directors Deferred Compensation Plan, effective January 1, 2012, Amended and Restated as of November 17, 2016	(FF)
10(as)	Retirement Agreement and Release, dated as of November 14, 2014, by and between Invacare Corporation and A. Malachi Mixon, III.	(V)*
10(at)	Purchase and Sale Agreement, dated as of February 24, 2015, by and between the company and Industrial Realty Group, LLC.	(W)
10(au)	Form of Lease Agreement by and among the company and the affiliates of Industrial Realty Group, LLC named therein.	(W)
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
10(CC)
10(bk)	Base Call Option Transaction Confirmation, dated June 8, 2017, between Goldman Sachs & Co. LLC and Invacare Corporation.	10(DD)

Exhibit Index

Official Exhibit No.	Description	Sequential Page No.
10(bl)	Base Warrants Confirmation, dated June 8, 2017, between Goldman Sachs & Co. LLC and Invacare Corporation.	10(DD)
10(bm)	Additional Call Option Transaction Confirmation, dated June 9, 2017, between Goldman Sachs & Co. LLC and Invacare Corporation.	10(DD)
10(bn)	Additional Warrants Confirmation, dated June 9, 2017, between Goldman Sachs & Co. LLC and Invacare Corporation.	10(DD)
10(bo)	Separation Agreement and Release by and between Invacare Corporation and Patricia A. Stumpp.	10(EE)*
10(bp)	Invacare Corporation 2018 Equity Compensation Plan	10(II)
10(bq)	Form of Restricted Stock Award under Invacare Corporation 2018 Equity Compensation Plan	10(JJ)
10(br)	Form of Restricted Stock Unit Award under Invacare Corporation 2018 Equity Compensation Plan	10(JJ)
10(bs)	Form of Director Restricted Stock Unit Award under Invacare Corporation 2018 Equity Compensation Plan	10(JJ)
10(bt)	Form of Performance Award under Invacare Corporation 2018 Equity Compensation Plan	10(JJ)
10(bu)	Form of Performance Unit Award under Invacare Corporation 2018 Equity Compensation Plan	10(JJ)
10(bv)	Letter agreement, dated as of May 9, 2018, by and between the company and Darcie L. Karol	10(JJ)*
10(bw)	Separation Agreement and Release by and between Invacare Corporation and Dean J. Childers	10(KK)*
10(bx)**	Omnibus Amendment
21**	Subsidiaries of the company
23**	Consent of Independent Registered Public Accounting Firm
31.1**	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Consent Decree of Permanent Injunction, as filed with the U.S. District Court for the Northern District of Ohio on December 20, 2012.	(GG)
101.INS**	XBRL instance document
101.SCH**	XBRL taxonomy extension schema
101.CAL**	XBRL taxonomy extension calculation linkbase
101.DEF**	XBRL taxonomy extension definition linkbase
101.LAB**	XBRL taxonomy extension label linkbase
101.PRE**	XBRL taxonomy extension presentation linkbase
________________________

*	Management contract, compensatory plan or arrangement

**	Filed herewith

Exhibit Index

(A)	Reference is made to Exhibit 2.1 of the company report on Form 8-K, dated July 2, 2015, which Exhibit is incorporated herein by reference.

(B)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated October 3, 2016, which Exhibit is incorporated herein by reference.

(C)	Reference is made to Exhibit 3(a) of the company report on Form 10-K for the fiscal year ended December 31, 2008, which Exhibit is incorporated herein by reference.

(D)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated February 13, 2014, which Exhibit is incorporated herein by reference.

(E)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2005, which Exhibit is incorporated herein by reference.

(F)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated February 23, 2016, which Exhibit is incorporated herein by reference.

(G)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2007, which Exhibit is incorporated herein by reference.

(H)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2010, which Exhibit is incorporated herein by reference.

(I)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2011, which Exhibit is incorporated herein by reference.

(J)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2004, which Exhibit is incorporated herein by reference.

(K)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated December 31, 2008, which Exhibit is incorporated herein by reference.

(L)	Reference is made to the Exhibit 10.2 of the company report on Form 10-Q, dated September 30, 2009, which Exhibit is incorporated herein by reference.

(M)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2015, which Exhibit is incorporated herein by reference.

(N)	Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated May 21, 2009, which Exhibit is incorporated herein by reference.

(O)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated May 16, 2013, which Exhibit is incorporated herein by reference.

(P)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated May 14, 2015, which Exhibit is incorporated herein by reference.

(Q)	Reference is made to the appropriate Exhibit of the company report on Form 10-Q, for the fiscal quarter ended September 30, 2013, which Exhibit is incorporated herein by reference.

(R)	Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated March 7, 2014, which Exhibit is incorporated herein by reference.

(S)	Reference is made to Exhibit 10.2 of the company report on Form 8-K, dated March 7, 2014, which Exhibit is incorporated herein by reference.

(T)	Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated January 21, 2015, which Exhibit is incorporated herein by reference.

(U)	Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated February 22, 2018, which Exhibit is incorporated herein by reference.

(V)	Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated November 14, 2014, which Exhibit is incorporated herein by reference.

(W)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated April 23, 2015, which Exhibit is incorporated herein by reference.

(X)	Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated September 30, 2015, which Exhibit is incorporated herein by reference.

(Y)	Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated February 16, 2016, which Exhibit is incorporated herein by reference.

(Z)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated November 30, 2016, which Exhibit is incorporated herein by reference.

(AA)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated March 7, 2016, which Exhibit is incorporated herein by reference.

(BB)	Reference is made to the appropriate Exhibit of the company report on Form 10-Q, for the fiscal quarter ended March 31, 2017, which Exhibit is incorporated herein by reference.

Exhibit Index

(CC)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated June 7, 2017, which Exhibit is incorporated herein by reference.

(DD)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated June 8, 2017, which Exhibit is incorporated herein by reference.

(EE)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated December 14, 2017, which Exhibit is incorporated herein by reference.

(FF)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2016, which Exhibit is incorporated herein by reference.

(GG)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated December 20, 2012, which Exhibit is incorporated herein by reference.

(HH)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2017, which Exhibit is incorporated herein by reference.

(II)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated May 18, 2018, which Exhibit is incorporated herein by reference.

(JJ)	Reference is made to the appropriate Exhibit of the company report on Form 10-Q, for the fiscal quarter ended June 30, 2018, which Exhibit is incorporated herein by reference.

(KK)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated October 10, 2018, which Exhibit is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 7, 2019.

Signature	Title

/s/ MATTHEW E. MONAGHAN	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)
Matthew E. Monaghan

/s/ KATHLEEN P. LENEGHAN	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Kathleen P. Leneghan

/s/ SUSAN H. ALEXANDER	Director
Susan H. Alexander

/s/ PETRA DANIELSOHN-WEIL, PhD	Director
Petra Danielsohn-Weil, PhD

/s/ DIANA S. FERGUSON	Director
Diana S. Ferguson

/s/ MARC M. GIBELEY	Director
Marc M. Gibeley

/s/ C. MARTIN HARRIS, M.D.	Director
C. Martin Harris, M.D.

/s/ CLIFFORD D. NASTAS	Director
Clifford D. Nastas

/s/ BAIJU R. SHAH	Director
Baiju R. Shah

Reports of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Invacare Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Invacare Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a), (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 7, 2019 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 7, 2019

Reports of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Invacare Corporation

Opinion on Internal Control over Financial Reporting
We have audited Invacare Corporation and subsidiaries' internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Invacare Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated March 7, 2019 expressed an unqualified opinion thereon.

Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management's Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Cleveland, Ohio
March 7, 2019

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
Consolidated Statement of Comprehensive Loss

	Years Ended December 31,
	2018	2017	2016
	(In thousands, except per share data)
Net sales	$972,347	$966,497	$1,047,474
Cost of products sold	704,671	697,246	763,847
Gross Profit	267,676	269,251	283,627
Selling, general and administrative expenses	281,906	296,816	303,781
Gains on sale of businesses	—	—	(7,386)
Charges related to restructuring activities	3,481	12,274	2,447
Impairment of an intangible asset	583	320	—
Operating Loss	(18,294)	(40,159)	(15,215)
Net loss (gain) on convertible debt derivatives	(11,994)	3,657	(1,268)
Interest expense	28,336	22,907	15,875
Interest income	(534)	(473)	(265)
Loss Before Income Taxes	(34,102)	(66,250)	(29,557)
Income taxes	9,820	10,291	13,299
Net Loss	$(43,922)	$(76,541)	$(42,856)
Net Loss per Share—Basic	$(1.33)	$(2.34)	$(1.32)
Weighted Average Shares Outstanding—Basic	33,124	32,752	32,471
Net Loss per Share—Assuming Dilution	$(1.33)	$(2.34)	$(1.32)
Weighted Average Shares Outstanding—Assuming Dilution	33,543	33,216	32,590

Net Loss	$(43,922)	$(76,541)	$(42,856)
Other comprehensive income (loss):
Foreign currency translation adjustments	(30,858)	54,591	(7,194)
Defined benefit plans:
Amortization of prior service costs and unrecognized losses	4,949	3,596	(1,580)
Deferred tax adjustment resulting from defined benefit plan activity	(51)	(67)	(134)
Valuation reserve associated with defined benefit plan activity	51	67	223
Current period gain (loss) on cash flow hedges	1,894	(2,088)	(1,407)
Deferred tax benefit (loss) related to gain (loss) on cash flow hedges	(62)	106	144
Other Comprehensive Income (Loss)	(24,077)	56,205	(9,948)
Comprehensive Loss	$(67,999)	$(20,336)	$(52,804)

See notes to consolidated financial statements.

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
	(In thousands)
Assets
Current Assets
Cash and cash equivalents	$116,907	$176,528
Trade receivables, net	119,743	125,615
Installment receivables, net	1,574	1,334
Inventories, net	128,123	121,933
Other current assets	31,063	31,504
Total Current Assets	397,410	456,914
Other Assets	6,360	97,576
Intangibles	26,506	30,244
Property and Equipment, net	74,306	80,016
Goodwill	381,273	401,283
Total Assets	$885,855	$1,066,033
Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$92,469	$90,566
Accrued expenses	99,867	118,697
Current taxes payable	3,762	6,761
Short-term debt and current maturities of long-term obligations	2,110	2,040
Total Current Liabilities	198,208	218,064
Long-Term Debt	253,535	241,405
Other Long-Term Obligations	74,965	183,270
Shareholders' Equity
Preferred Shares (Authorized 300 shares; none outstanding)	—	—
Common Shares (Authorized 100,000 shares; 37,010 and 36,532 issued and outstanding in 2018 and 2017, respectively)—no par	9,419	9,304
Class B Common Shares (Authorized 12,000 shares; 6 issued and outstanding in 2018 and 2017)—no par	2	2
Additional paid-in-capital	297,919	290,125
Retained earnings	142,447	187,999
Accumulated other comprehensive income	12,793	36,870
Treasury shares (3,841 and 3,701 shares in 2018 and 2017, respectively)	(103,433)	(101,006)
Total Shareholders' Equity	359,147	423,294
Total Liabilities and Shareholders' Equity	$885,855	$1,066,033

See notes to consolidated financial statements.

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
Consolidated Statement of Cash Flows

	Years Ended December 31,
	2018	2017	2016
Operating Activities	(In thousands)
Net loss	$(43,922)	$(76,541)	$(42,856)
Adjustments to reconcile net earnings to net cash used by operating activities:
Gains on sale of businesses (pre-tax)	—	—	(7,386)
Depreciation and amortization	15,556	14,631	14,635
Provision for losses on trade and installment receivables	2,029	2,042	1,059
Provision (benefit) for deferred income taxes	(2,800)	(4,370)	901
Provision (benefit) for other deferred liabilities	(121)	589	996
Provision for stock-based compensation	5,283	7,347	6,894
Loss (gain) on disposals of property and equipment	928	(87)	51
Impairment of an intangible asset	583	320	—
Amortization of convertible debt discount	11,608	8,811	5,454
Amortization of debt fees	2,489	2,220	1,991
Loss (gain) on convertible debt derivatives	(11,994)	3,657	(1,268)
Changes in operating assets and liabilities:
Trade receivables	(666)	2,395	10,210
Installment sales contracts, net	(603)	(930)	(1,236)
Inventories	(11,497)	22,263	(9,944)
Other current assets	(873)	1,925	84
Accounts payable	4,505	(2,168)	(13,648)
Accrued expenses	(17,158)	(5,711)	(18,491)
Other long-term liabilities	230	(2,167)	(4,059)
Net Cash Used by Operating Activities	(46,423)	(25,774)	(56,613)
Investing Activities
Purchases of property and equipment	(9,823)	(14,569)	(10,151)
Proceeds from sale of property and equipment	40	369	42
Advance Payment from Sale of Property	3,524	—	—
Proceeds from sale of businesses	—	—	13,829
Decrease in other long-term assets	(116)	(361)	(167)
Other	12	(87)	96
Net Cash Provided (Used) by Investing Activities	(6,363)	(14,648)	3,649
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	—	95,220	122,025
Payments on revolving lines of credit and long-term borrowings	(1,493)	(16,308)	(2,830)
Proceeds from exercise of equity awards	2,626	2,676	17
Payment of financing costs	—	(4,711)	(6,125)
Payment of dividends	(1,630)	(1,604)	(1,583)
Issuance of warrants	—	14,100	12,376
Purchases of treasury shares	(2,427)	(1,276)	(5,331)
Net Cash Provided (Used) by Financing Activities	(2,924)	88,097	118,549
Effect of exchange rate changes on cash	(3,911)	4,619	(1,406)
Increase in cash and cash equivalents	(59,621)	52,294	64,179
Cash and cash equivalents at beginning of year	176,528	124,234	60,055
Cash and cash equivalents at end of year	$116,907	$176,528	$124,234

See notes to consolidated financial statements.

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
Consolidated Statement of Shareholders' Equity

(In thousands)	Common Stock	Class B Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Earnings	Treasury Stock	Total
January 1, 2016 Balance	$8,815	$184	$247,022	$310,583	$(9,387)	$(94,399)	$462,818
Deferred equity compensation	69	—	(69)	—	—	—	—
Exercise of stock options	—	—	17	—	—	—	17
Performance awards	—	—	1,110	—	—	—	1,110
Non-qualified stock options	—	—	745	—	—	—	745
Restricted stock awards	89	—	4,950	—	—	(331)	4,708
Conversion from Class B to Common Stock	1	(1)	—	—	—	—	—
Net loss	—	—	—	(42,856)	—	—	(42,856)
Foreign currency translation adjustments	—	—	—	—	(7,194)	—	(7,194)
Unrealized loss on cash flow hedges	—	—	—	—	(1,263)	—	(1,263)
Defined benefit plans:
Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	(1,491)	—	(1,491)
Total comprehensive loss	—	—	—	—	—	—	(52,804)
Issuance of warrants	—	—	12,376	—	—	—	12,376
Dividends	—	—	—	(1,583)	—	—	(1,583)
Purchase of treasury shares	—	—	—	—	—	(5,000)	(5,000)
December 31, 2016 Balance	8,974	183	266,151	266,144	(19,335)	(99,730)	422,387
Exercise of stock options	48	—	2,628	—	—	(65)	2,611
Performance awards	—	—	1,834	—	—	—	1,834
Non-qualified stock options	—	—	865	—	—	—	865
Restricted stock awards	101	—	4,547	—	—	(1,211)	3,437
Conversion from Class B to Common Stock	181	(181)	—	—	—	—	—
Net loss	—	—	—	(76,541)	—	—	(76,541)
Foreign currency translation adjustments	—	—	—	—	54,591	—	54,591
Unrealized loss on cash flow hedges	—	—	—	—	(1,982)	—	(1,982)
Defined benefit plans:
Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	3,596	—	3,596
Total comprehensive loss	—	—	—	—	—	—	(20,336)
Issuance of warrants	—	—	14,100	—	—	—	14,100
Dividends	—	—	—	(1,604)	—	—	(1,604)
December 31, 2017 Balance	9,304	2	290,125	187,999	36,870	(101,006)	423,294
Exercise of stock options	46	—	2,580	—	—	(919)	1,707
Performance awards	—	—	777	—	—	—	777
Non-qualified stock options	—	—	201	—	—	—	201
Restricted stock awards	69	—	4,236	—	—	(1,508)	2,797
Net loss	—	—	—	(43,922)	—	—	(43,922)
Foreign currency translation adjustments	—	—	—	—	(30,858)	—	(30,858)
Unrealized loss on cash flow hedges	—	—	—	—	1,832	—	1,832
Defined benefit plans:
Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	4,949	—	4,949
Total comprehensive loss	—	—	—	—	—	—	(67,999)
Dividends	—	—	—	(1,630)	—	—	(1,630)
December 31, 2018 Balance	$9,419	$2	$297,919	$142,447	$12,793	$(103,433)	$359,147
See notes to consolidated financial statements.

Notes to Financial Statements	Accounting Policies

Accounting Policies

Nature of Operations: Invacare Corporation is a leading manufacturer and distributor of medical equipment used in the home based upon the company's distribution channels, breadth of product line and net sales. The company designs, manufactures and distributes an extensive line of health care products for the non-acute care environment, including the home health care, retail and continuing care markets.

Principles of Consolidation: The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of December 31, 2018 and the results of its operations and changes in its cash flow for the years ended December 31, 2018, 2017 and 2016, respectively. Certain foreign subsidiaries, represented by the European segment, are consolidated using a November 30 fiscal year end to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the company's financial statements. All significant intercompany transactions are eliminated.

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

Reserves for customer bonus and cash discounts are recorded as a reduction in revenue and netted against gross accounts receivable. Customer rebates in excess of a given customer's accounts receivable balance are classified in Accrued Expenses. Customer rebates and cash discounts are estimated based on the most likely amount principal as well as historical experience and anticipated performance. In addition, customers have the right to return product within the company's normal terms policy, and as such the company estimates the expected returns based on an analysis of historical experience and adjusts revenue accordingly.

Inventories: Inventories are stated at the lower of cost or net realizable value with cost determined by the first-in, first-out method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Finished goods and work in process inventories include material, labor and manufacturing overhead costs. Inventories have been reduced by an allowance for excess and obsolete inventories. The estimated allowance is based on management's review of inventories on hand compared to estimated future usage and sales.

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

Goodwill and Other Intangibles: In accordance with Intangibles—Goodwill and Other, ASC 350, goodwill and indefinite lived intangibles are subject to annual impairment testing. For purposes of the goodwill impairment test, the fair value of each reporting unit is estimated using an income approach by forecasting cash flows and discounting those cash flows using appropriate discount rates as well as considering market and cost approaches as appropriate. The fair values are then compared to the carrying value of the net assets of each reporting unit. Intangibles assets are also reviewed for impairment by estimating forecasted cash flows and discounting those cash flows as needed to calculate impairment amounts. During 2018 and 2017, the company recognized an intangible impairment charge of $583,000 and $320,000 respectively, related to an indefinite-lived trademark recorded in the IPG segment.

Accrued Warranty Cost: Generally, the company's products are covered by assurance-type warranties against defects in material and workmanship for various periods depending on the product from the date of sale to the customer. Certain components carry a lifetime warranty. In addition, the company has sold extended warranties that, while immaterial, require the company to defer the revenue associated with those warranties until earned. A provision for estimated warranty cost is recorded at the time of sale based upon actual experience. The company continuously assesses the adequacy of its product warranty accrual and makes adjustments as needed. Historical analysis is primarily used to determine the company's warranty reserves. Claims history is reviewed and provisions are adjusted as needed. However, the company does consider other events, such as a product recall, which could necessitate additional warranty reserve provisions. See Accrued Expenses in the Notes to the Consolidated Financial Statements for a reconciliation of the changes in the warranty accrual.

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

All of the company's product-related contracts, and a portion related to services, have a single performance obligation, which is the promise to transfer an individual good or service, with revenue recognized at a point in time. Certain service-related contracts contain multiple performance obligations that require the company to allocate the transaction price to each performance obligation. For such contracts, the company allocates revenue to each performance obligation based on its relative standalone selling price at inception of the contract. The company determined the standalone selling price based on the expected cost-plus margin methodology. Revenue related to the service contracts with multiple performance obligations is recognized over time. To the extent performance obligations are satisfied over time, the company defers revenue recognition until the performance obligations are satisfied.

The determination of when and how much revenue to recognize can require the use of significant judgment. Revenue is recognized when obligations under the terms of a contract with the customer are satisfied; generally, this occurs with the transfer of control of the company's products and services to the customer.

Revenue is measured as the amount of consideration expected to be received in exchange for transferring the product or providing services. The amount of consideration received and recognized as revenue by the company can vary as a result of variable consideration terms included in the contracts such as customer rebates, cash discounts and return

Notes to Financial Statements	Accounting Policies

policies. Customer rebates and cash discounts are estimated based on the most likely amount principle and these estimates are based on historical experience and anticipated performance. Customers have the right to return product within the company's normal terms policy, and as such, the company estimates the expected returns based on an analysis of historical experience. The company adjusts its estimate of revenue at the earlier of when the most likely amount of consideration the company expects to receive changes or when the consideration becomes fixed. The company generally does not expect that there will be significant changes to its estimates of variable consideration (see Receivables in the Notes to the Consolidated Financial Statements include elsewhere in this report).

Depending on the terms of the contract, the company may defer recognizing a portion of the revenue at the end of a given period as the result of title transfer terms that are based upon delivery and or acceptance which align with transfer of control of the company's products to its customers.

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

The company records distributed product sales gross as a principal since the company takes title to the products and has the risks of loss for collections, delivery and returns. The company's payment terms are for relatively short periods and thus do not contain any element of financing. Additionally, no contract costs are incurred that would require capitalization and amortization.

Sales, value-added, and other taxes the company collects concurrent with revenue producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. Shipping and handling costs are included in cost of products sold.

The majority of the company's warranties are considered assurance-type warranties and continue to be recognized as expense when the products are sold (see Current Liabilities in the Notes to the Consolidated Financial Statements include elsewhere in this report). These warranties cover against defects in material and workmanship for various periods depending on the product from the date of sale to the customer. Certain components carry a lifetime warranty. In addition, the company has sold extended warranties that, while immaterial, require the company to defer the revenue associated with those warranties until earned. A provision for estimated warranty cost is recorded at the time of sale based upon actual experience. The company continuously assesses the adequacy of its product warranty accruals and makes adjustments as needed. Historical analysis is primarily used to determine the company's warranty reserves. Claims history is reviewed and provisions are adjusted as needed. However, the company does consider other events, such as a product recall, which could require additional warranty reserve provisions. See Accrued Expenses in the Notes to the Consolidated Financial Statements for a reconciliation of the changes in the warranty accrual. In addition, the company has sold extended warranties that, while immaterial, require the company to defer the revenue associated with those warranties until earned. The company has established procedures to appropriately defer such revenue.

Research and Development: Research and development costs are expensed as incurred and included in cost of products sold. The company's annual expenditures for product development and engineering were approximately $17,377,000, $17,796,000 and $17,123,000 for 2018, 2017 and 2016, respectively.

Advertising: Advertising costs are expensed as incurred and included in selling, general and administrative expenses. Advertising expenses amounted to $10,109,000, $10,463,000 and $13,593,000 for 2018, 2017 and 2016, respectively, the majority of which is incurred for advertising in the United States and Europe.

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

Derivative Instruments: Derivatives and Hedging, ASC 815, requires companies to recognize all derivative

Notes to Financial Statements	Accounting Policies

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

In 2016, the company issued $150,000,000 aggregate principal amount of 5.00% Convertible Senior Notes due 2021 and, in the second quarter of 2017, issued $120,000,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2022 (the “notes”). In connection with the offering of the notes, the company entered into privately negotiated convertible note hedge transactions with certain financial institutions (the “option counterparties”). The convertible debt conversion liabilities and the convertible note hedges are accounted for as derivatives that are fair valued quarterly. The fair value of the convertible debt conversion liabilities and the convertible note hedge assets are estimated using a lattice model incorporating the terms and conditions of the notes and considering, for example, changes in the prices of the company's common stock, company stock price volatility, risk-free rates and changes in market rates. The valuations are, among other things, subject to changes in both the company's credit worthiness and the counter-parties to the instruments as well as change in general market conditions. The change in the fair value of the convertible note hedges and convertible debt conversion liabilities are recognized in net income (loss) for the respective period. While the change in fair value of the convertible debt conversion liabilities and the convertible note hedge assets are generally expected to move in opposite directions, the net change in any given period may be material.

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

Defined Benefit Plans: The company's benefit plans are accounted for in accordance with Compensation-Retirement Benefits, ASC 715 which requires plan sponsors to recognize the funded status of their defined benefit postretirement benefit plans in the consolidated balance sheet, measure the fair value of plan assets and benefit obligations as of the balance sheet date and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.

Reclassifications: During the first quarter of 2017, a subsidiary, formerly included in the Europe segment, was transferred to the NA/HME segment as the subsidiary is managed by the NA/HME segment manager effective January 1, 2017. Segment results for 2016 have been changed accordingly. In 2016, the company redefined the measure by which it evaluates segment profit or loss to be segment operating profit (loss). The previous performance measure was earnings before income taxes. All periods presented reflect the new measure. See Business Segments in the Notes to the Consolidated Financial Statements for a description of the change.

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

Notes to Financial Statements	Accounting Policies

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

Effective January 1, 2018, the company adopted the new accounting standard, and all the related amendments, on a modified retrospective basis, with no cumulative effect adjustment to equity needed. Upon adoption, the standard did not have a material impact on the company's results of operations or cash flows nor does the company expect it to have a material impact on future periods. Pursuant to ASU 2014-09, revenues are recognized as control transfers to the customers, which is consistent with the prior revenue recognition model and the prior accounting for the vast majority of the company's contracts. While the company does have a minor amount of service business for which revenue is recognized over time as compared to a point in time, the company's process to estimate the amount of revenue to be recognized did not change as a result of the implementation of the new standard.

Recent Accounting Pronouncements (Not Yet Adopted):

In February 2016, the FASB issued ASU 2016-02, "Leases." ASU 2016-02 requires lessees to put most leases on their balance sheet while recognizing expense in a manner similar to existing accounting. The new accounting guidance was effective for fiscal periods beginning after December 15, 2018 and early adoption was permitted. The company adopted ASU 2016-02, effective on January 1, 2019, using the optional transitional method in which periods prior to 2019 will not be restated. The company elected to apply the package of practical expedients in which lease identification, classification and treatment of initial direct costs is retained, and will recognize right of use lease assets and liabilities for all leases regardless of lease term. The company has completed an assessment of its systems, data and processes related to implementing this standard and has substantially completed its information system design and solution development as well as the development of related internal controls. As a result of adoption of this standard, the company expects to record between $23 million and $27 million in operating lease right of use assets offset by an equivalent amount of lease liabilities on the company's consolidated balance sheets. The standard did not have a material impact on the company's results of operations or cash flows.

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

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The guidance in ASU 2017-04 eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new ASU, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The new standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for annual or interim goodwill impairment testing performed after January 1, 2017. The company is currently reviewing the impact of the adoption of ASU 2017-04 but does not expect the adoption to impact the company's financial statements.

Notes to Financial Statements	Divested Businesses

Divested Businesses

Operations Held for Sale

Prior to 2018, the company had recorded expenses related to the sale of operations held for sale of $2,892,000 of which $2,366,000 has been paid out as of December 31, 2018.

Discontinued Operations
From 2012 through 2014, the company sold three businesses which were classified as discontinued operations. Prior to 2018, the company had recorded cumulative expenses related to the sale of discontinued operations totaling $8,801,000, of which $8,405,000 were paid as of December 31, 2018.

Notes to Financial Statements	Current Assets

Current Assets

Receivables

Receivables as of December 31, 2018 and 2017 consist of the following (in thousands):

	2018	2017
Accounts receivable, gross	$146,482	$154,966
Customer rebate reserve	(15,452)	(18,747)
Allowance for doubtful accounts	(5,268)	(5,113)
Cash discount reserves	(4,777)	(4,252)
Other, principally returns and allowances reserves	(1,242)	(1,239)
Accounts receivable, net	$119,743	$125,615
Reserves for customer bonus rebates and cash discounts are recorded as a reduction in revenue and netted against gross accounts receivable. Customer rebates in excess of a given customer's accounts receivable balance are classified in Accrued Expenses. Customer rebates and cash discounts are estimated based on the most likely amount principal as well as historical experience and anticipated performance. In addition, customers have the right to return product within the company's normal terms policy, and as such the company estimates the expected returns based on an analysis of historical experience and adjusts revenue accordingly.

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Substantially all the company's receivables are due from health care, medical equipment providers and long-term care facilities located throughout the United States, Australia, Canada, New Zealand, China and Europe. A significant portion of products sold to providers, both foreign and domestic, are ultimately funded through government reimbursement programs such as Medicare and Medicaid in the U.S. As a consequence, changes in these programs can have an adverse impact on dealer liquidity and profitability.

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

The company's U.S. customers electing to finance their purchases can do so using DLL. In addition, the company often provides financing directly for its Canadian customers for which DLL is not an option, as DLL typically provides financing to Canadian customers only on a limited basis. The installment receivables recorded on the books of the company represent a single portfolio segment of finance receivables to the independent provider channel and long-term care customers. The portfolio segment is comprised of two classes of receivables distinguished by geography and credit quality. The U.S. installment receivables are the first class and represent installment receivables re-purchased from DLL because the customers were in default. Default with DLL is defined as a customer being delinquent by three payments. The Canadian installment receivables represent the second class of installment receivables which were originally financed by the company because third party financing was not available to the HME providers. The Canadian installment receivables are typically financed for twelve months and historically have had a very low risk of default.

The estimated allowance for uncollectible amounts and evaluation for impairment for both classes of installment receivables is based on the company's quarterly review of the financial condition of each individual customer with the allowance for doubtful accounts adjusted accordingly. Installments are individually and not collectively reviewed for impairment. The company assesses the bad debt reserve levels based upon the status of the customer's adherence to a legally negotiated payment schedule and the company's ability to enforce judgments, liens, etc.

For purposes of granting or extending credit, the company utilizes a scoring model to generate a composite score that considers each customer's consumer credit score and/or D&B credit rating, payment history, security collateral and time in business. Additional analysis is performed for most customers desiring credit greater than $250,000, which generally includes a detailed review of the customer's financials as well as consideration of other factors such as exposure to changing reimbursement laws.

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

Installment receivables as of December 31, 2018 and 2017 consist of the following (in thousands):

	2018			2017
	Current	Long- Term	Total	Current	Long- Term	Total
Installment receivables	$1,986	$1,374	$3,360	$2,415	$2,076	$4,491
Less: Unearned interest	(22)	—	(22)	(38)	—	(38)
	1,964	1,374	3,338	2,377	2,076	4,453
Allowance for doubtful accounts	(390)	(1,152)	(1,542)	(1,043)	(1,601)	(2,644)
	$1,574	$222	$1,796	$1,334	$475	$1,809

Installment receivables purchased from DLL during the twelve months ended December 31, 2018 increased the gross installment receivables balance by $1,295,000 during the year compared to $2,362,000 in 2017. No sales of installment receivables were made by the company during the year.

The movement in the installment receivables allowance for doubtful accounts was as follows (in thousands):

	2018	2017
Balance as of January 1	$2,644	$2,838
Current period provision	550	1,001
Direct write-offs charged against the allowance	(1,652)	(1,195)
Balance as of December 31	$1,542	$2,644

Installment receivables by class as of December 31, 2018 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired installment receivables with a related allowance recorded	$2,669	$2,669	$1,540	$—
Canada
Non-impaired installment receivables with no related allowance recorded	689	667	—	127
Impaired installment receivables with a related allowance recorded	2	2	2	—
Total Canadian installment receivables	691	669	2	127
Total
Non-impaired installment receivables with no related allowance recorded	689	667	—	127
Impaired installment receivables with a related allowance recorded	2,671	2,671	1,542	—
Total installment receivables	$3,360	$3,338	$1,542	$127

Notes to Financial Statements	Current Assets

Installment receivables by class as of December 31, 2017 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired installment receivables with a related allowance recorded	$3,566	$3,566	$2,642	$—
Canada
Non-impaired installment receivables with no related allowance recorded	923	885	—	74
Impaired installment receivables with a related allowance recorded	2	2	2	—
Total Canadian installment receivables	925	887	2	74
Total
Non-impaired installment receivables with no related allowance recorded	923	885	—	74
Impaired installment receivables with a related allowance recorded	3,568	3,568	2,644	—
Total installment receivables	$4,491	$4,453	$2,644	$74

Installment receivables with a related allowance recorded as noted in the table above represent those installment receivables on a non-accrual basis in accordance with ASU 2010-20. As of December 31, 2018, the company had no U.S. installment receivables past due of 90 days or more for which the company is still accruing interest. Individually, all U.S. installment receivables are assigned a specific allowance for doubtful accounts based on management's review when the company does not expect to receive both the contractual principal and interest payments as specified in the loan agreement. In Canada, the company had an immaterial amount of installment receivables which were past due of 90 days or more as of December 31, 2018 and December 31, 2017 for which the company is still accruing interest.

The aging of the company's installment receivables was as follows as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018			December 31, 2017
	Total	U.S.	Canada	Total	U.S.	Canada
Current	$663	$—	$663	$916	$—	$916
0-30 days past due	11	—	11	6	—	6
31-60 days past due	10	—	10	—	—	—
61-90 days past due	6	—	6	—	—	—
90+ days past due	2,670	2,669	1	3,569	3,566	3
	$3,360	$2,669	$691	$4,491	$3,566	$925

Notes to Financial Statements	Current Assets

Inventories

Inventories, net of reserves, as of December 31, 2018 and 2017 consist of the following (in thousands):

	2018	2017
Finished goods	$62,766	$52,773
Raw materials	55,120	59,497
Work in process	10,237	9,663
	$128,123	$121,933

Other Current Assets

Other current assets as of December 31, 2018 and 2017 consist of the following (in thousands):

	2018	2017
Value added tax receivables	$16,372	$16,174
Prepaid insurance	2,626	2,647
Service contracts	2,201	2,812
Derivatives (foreign currency forward contracts)	1,020	730
Recoverable income taxes	787	341
Prepaid inventory	521	711
Prepaid debt fees	395	397
Prepaid and other current assets	7,141	7,692
	$31,063	$31,504

Notes to Financial Statements	Long-Term Assets

Long-Term Assets

Other Long-Term Assets

Other long-term assets as of December 31, 2018 and 2017 consist of the following (in thousands):

	2018	2017
Convertible 2021 note hedge asset	$1,028	$46,915
Convertible 2022 note hedge asset	2,062	46,680
Cash surrender value of life insurance policies	1,948	1,991
Deferred financing fees	402	787
Investments	90	103
Long-term installment receivables	222	475
Long-term deferred taxes	352	518
Other	256	107
	$6,360	$97,576

As part of issuing debt, the company entered into related convertible note hedge derivatives which are included in Other Long-Term Assets, the value of which will be adjusted quarterly to reflect fair value.

See "Long-Term Debt" in the notes to the Consolidated Financial Statements included elsewhere in this report for more detail regarding the company's issuance of convertible debt and the related convertible note hedge derivatives.

Property and Equipment

Property and equipment as of December 31, 2018 and 2017 consist of the following (in thousands):

	2018	2017
Machinery and equipment	$301,040	$307,244
Land, buildings and improvements	76,899	78,522
Furniture and fixtures	9,898	10,264
Leasehold improvements	8,847	9,947
	396,684	405,977
Less allowance for depreciation	(322,378)	(325,961)
	$74,306	$80,016

Machinery and equipment includes demonstration units placed in provider locations which are depreciated to their estimated recoverable values over their estimated useful lives.

In the third quarter of 2018, the company agreed to sell its Isny, Germany location with a net book value at the signing of the agreement of approximately $2,900,000, which is included in Land, buildings and improvements in the table above. In accordance with the agreement, control will not transfer to the buyer until April 2020; however, the company received an advance payment of $3,524,000 representing a majority of the proceeds to be received, which is reflected in the investing section of the Consolidated Statement of Cash

Flows and classified in Other Long-Term Obligation in the Consolidated Balance Sheets. The company will continue to depreciate the building and expects to record a gain on the transaction when completed in 2020.

Notes to Financial Statements	Long-Term Assets

Goodwill

The carrying amount of goodwill by operating segment is as follows (in thousands):

	Institutional Products Group	Europe	Consolidated
Balance at December 1, 2017	$27,606	$332,996	$360,602
Foreign currency translation adjustments	1,124	39,557	40,681
Balance at December 31, 2017	28,730	372,553	401,283
Foreign currency translation adjustments	(1,353)	(18,657)	(20,010)
Balance at December 31, 2018	$27,377	$353,896	$381,273

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

The company completes its annual impairment tests in the fourth quarter of each year or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To estimate the fair values of the reporting units, the company utilizes a discounted cash flow method model in which the company forecasts income statement and balance sheet amounts based on assumptions regarding future sales growth, profitability, inventory turns, days' sales outstanding, etc. to forecast future cash flows. The cash flows are discounted using a weighted average cost of capital discount rate where the cost of debt is based on quoted rates for 20-year debt of potential acquirer companies of similar credit risk and the cost of equity is based upon the 20-year treasury rate for the risk-free rate, a market risk premium, the industry average beta and a small cap stock adjustment. The discount rates used have a significant impact upon the discounted cash flow methodology utilized in the company's annual impairment testing as higher discount rates decrease the fair value estimates. The assumptions used are based on a market participant's point of view and yielded a discount rate of 12.41% in 2018 for the company's annual impairment analysis for the reporting units with goodwill compared to 9.07% in 2017 and 8.67% in 2016.

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

While there was no indication of impairment in 2018 related to goodwill for the Europe or IPG segments, a future potential impairment is possible for these segments should actual results differ materially from forecasted results used in the valuation analysis. Furthermore, the company's annual valuation of goodwill can differ materially if the market inputs used to determine the discount rate change significantly. For instance, higher interest rates or greater stock price volatility would increase the discount rate and thus increase the chance of impairment. In consideration of this potential, the company reviewed the results if the discount rate used were 100 basis points higher for the 2018 impairment analysis and determined that there still would not be an indicator of potential impairment for the Europe or IPG reporting units.
As part of the company's review of goodwill for impairment, the company also considers the potential for impairment of any other assets. See Intangibles in the Notes to the Consolidated Financial Statements for a description of any intangible impairments.

Notes to Financial Statements	Long-Term Assets

Intangibles

All the company's other intangible assets have been assigned definite lives and continue to be amortized over their useful lives, except for trademarks shown below, which have indefinite lives.

The changes in intangible balances reflected on the balance sheet from December 31, 2017 to December 31, 2018 were the result of foreign currency translation and amortization except for an intangible impairment noted below.

The company's intangibles consist of the following (in thousands):

	December 31, 2018		December 31, 2017
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer lists	$51,828	$50,768	$54,516	$51,957
Trademarks	24,385	—	26,372	—
License agreements	733	733	1,187	1,187
Developed technology	7,608	6,563	7,925	6,636
Patents	5,500	5,497	5,566	5,559
Other	1,162	1,149	1,162	1,145
	$91,216	$64,710	$96,728	$66,484

Amortization expense related to other intangibles was $2,218,000, $1,881,000 and $1,629,000 for 2018, 2017 and 2016, respectively. Estimated amortization expense for each of the next five years is expected to be $1,247,000 for 2019, $186,000 in 2020, $186,000 in 2021, $186,000 in 2022 and $186,000 in 2023. Amortized intangibles are being amortized on a straight-line basis over remaining lives from 1 to 10 years with the majority of the intangibles being amortized over an average remaining life of approximately 3 years.

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

The company evaluates the carrying value of definite-lived assets whenever events or circumstances indicate possible impairment. Definite-lived assets are determined to be impaired if the future un-discounted cash flows expected to be generated by the asset are less than the carrying value of the asset group. Actual impairment amounts for definite-lived assets are then calculated using a discounted cash flow calculation. The company reviews indefinite-lived assets for impairment annually in the fourth quarter of each year and whenever events or circumstances indicate possible impairment. Any impairment amounts for indefinite-lived assets are calculated as the difference between the future discounted cash flows expected to be generated by the asset less than the carrying value for the asset.
During 2018 and 2017, the company recognized an intangible impairment charge in the IPG segment of $583,000 ($431,000 after-tax) and $320,000 ($237,000 after-tax) respectively, related to a trademark with an indefinite life. The fair value of the trademark was calculated using a relief from royalty payment methodology which requires applying an estimated market royalty rate to forecasted net sales and discounting the resulting cash flows to determine fair value.

Notes to Financial Statements	Current Liabilities

Current Liabilities

Accrued Expenses

Accrued expenses as of December 31, 2018 and 2017 consisted of accruals for the following (in thousands):

	2018	2017
Salaries and wages	$23,289	$33,390
Taxes other than income taxes, primarily Value Added Taxes	23,197	22,627
Warranty cost	16,353	22,468
Rebates	7,966	5,831
Professional	5,888	5,203
Interest	3,992	3,919
Freight	3,363	4,002
Product liability, current portion	2,728	2,905
Deferred revenue	2,416	2,770
Severance	1,657	3,704
Insurance	738	645
Rent	483	808
Supplemental Executive Retirement Plan (SERP)	391	391
Derivatives (foreign currency forward exchange contracts)	219	2,120
Other items, principally trade accruals	7,187	7,914
	$99,867	$118,697

Depending on the terms of the contract, the company may defer the recognition of a portion of the revenue at the end of a reporting period to align with the transfer of control of the company's products to the customer. In addition, to the extent performance obligations are satisfied over time, the company defers revenue recognition until the performance obligations are satisfied.

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

Notes to Financial Statements	Current Liabilities

Changes in accrued warranty costs were as follows (in thousands):

	2018	2017
Balance as of January 1	$22,468	$23,302
Warranties provided during the period	7,106	10,176
Settlements made during the period	(13,731)	(11,917)
Changes in liability for pre-existing warranties during the period, including expirations	510	907
Balance as of December 31	$16,353	$22,468

The company's warranty expense for 2016 includes $2,856,000 principally driven by two specific issues. First, an expense of $1,366,000 for a product recall which was related to a component on a lifestyle product, recorded in the NA/HME segment. Secondly, an additional warranty expense of $1,490,000 for a component of a lifestyles product which was recorded in the European segment.

Warranty reserves are subject to adjustment in future periods as new developments change the company's estimate of the total cost.

Notes to Financial Statements	Long-Term Debt

Long-Term Debt

Debt as of December 31, 2018 and 2017 consisted of the following (in thousands):

	2018	2017
Convertible senior notes at 5.00%, due in February 2021	$130,260	$122,355
Convertible senior notes at 4.50%, due in June 2022	95,473	89,675
Other notes and lease obligations	29,912	31,415
	255,645	243,445
Less current maturities of long-term debt	(2,110)	(2,040)
	$253,535	$241,405

The company had outstanding letters of credit of $3,123,000 and $2,945,000 as of December 31, 2018 and 2017, respectively. There were no borrowings denominated in foreign currencies, excluding a portion of the company's capital leases, as of December 31, 2018 or December 31, 2017. For 2018 and 2017, the weighted average interest rate on all borrowings, excluding capital leases, was 4.78% and 4.84%, respectively.

On September 30, 2015, the company entered into an Amended and Restated Revolving Credit and Security Agreement, which was subsequently amended (the "Credit Agreement") and which matures on January 16, 2021. The Credit Agreement was entered into by and among the company, certain of the company's direct and indirect U.S. and Canadian subsidiaries and certain of the company's European subsidiaries (together with the company, the “Borrowers”), certain other of the company's direct and indirect U.S., Canadian and European subsidiaries (the “Guarantors”), and PNC Bank, National Association (“PNC”), JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited, KeyBank National Association, and Citizens Bank, National Association (the “Lenders”). PNC is the administrative agent (the “Administrative Agent”) and J.P. Morgan Europe Limited is the European agent (the “European Agent”) under the Credit Agreement. In connection with entering into the company's Credit Agreement, the company incurred fees which were capitalized and are being amortized as interest expense. As of December 31, 2018, debt fees yet to be amortized through January 2021 totaled $797,000.

U.S. and Canadian Borrowers Credit Facility

For the company's U.S. and Canadian Borrowers, the Credit Agreement provides for an asset-based-lending senior secured revolving credit facility which is secured by substantially all the company's U.S. and Canadian assets, other than real estate. The Credit Agreement provides the company and the other Borrowers with a credit facility in an aggregate principal amount of $100,000,000, subject to availability based on a borrowing base formula, under a senior secured revolving credit, letter of credit and swing line loan facility (the “U.S. and Canadian Credit Facility”). Up to $25,000,000 of the U.S. and Canadian Credit Facility will be available for issuance of letters of credit. The aggregate principal amount of the U.S. and Canadian Credit Facility may be increased by up to $25,000,000 to the extent requested by the company and agreed to by any Lender or new financial institution approved by the Administrative Agent.

The aggregate borrowing availability under the U.S. and Canadian Credit Facility is determined based on a borrowing base formula. The aggregate usage under the U.S. and Canadian Credit Facility may not exceed an amount equal to the sum of (a) 85% of eligible U.S. accounts receivable plus (b) the lesser of (i) 70% of eligible U.S. inventory and eligible foreign in-transit inventory and (ii) 85% of the net orderly liquidation value of eligible U.S. inventory and eligible foreign in-transit inventory (not to exceed $4,000,000), plus (c) the lesser of (i) 85% of the net orderly liquidation value of U.S. eligible machinery and equipment and (ii) $731,000 as of December 31, 2018 (subject to reduction as provided in the Credit Agreement), plus (d) 85% of eligible Canadian accounts receivable, plus (e) the lesser of (i) 70% of eligible Canadian inventory and (ii) 85% of the net orderly liquidation value of eligible Canadian inventory, less (f) swing loans outstanding under the U.S. and Canadian Credit Facility, less (g) letters of credit issued and undrawn under the U.S. and Canadian Credit Facility, less (h) a $5,000,000 minimum availability reserve, less (i) other reserves required by the Administrative Agent, and in each case subject to the definitions and limitations in the Credit Agreement. As of December 31, 2018, the company was in compliance with all covenant requirements and had borrowing capacity on the U.S. and Canadian Credit Facility under the Credit Agreement of $21,274,000, considering the minimum availability reserve, then-outstanding letters of credit, other reserves and the $11,250,000 dominion trigger amount described below. Borrowings under the U.S. and Canadian Credit Facility are secured by substantially all the company's U.S. and Canadian assets, other than real estate.

Interest will accrue on outstanding indebtedness under the Credit Agreement at the LIBOR rate, plus a margin ranging from 2.25% to 2.75%, or at the alternate base rate,

Notes to Financial Statements	Long-Term Debt

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

The Credit Agreement contains customary default provisions, with certain grace periods and exceptions, which provide that events of default that include, among other things, failure to pay amounts due, breach of covenants, representations or warranties, bankruptcy, the occurrence of a material adverse effect, exclusion from any medical reimbursement program, and an interruption of any material manufacturing facilities for more than 10 consecutive days. There were no borrowings under the U.S. and Canadian Credit Facility at December 31, 2018.

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

The aggregate borrowing availability for each European Borrower under the European Credit Facility is determined based on a borrowing base formula. The aggregate borrowings of each of the European Borrowers under the European Credit Facility may not exceed an amount equal to (a) 85% of the European Borrower's eligible accounts receivable, less (b) the European Borrower's borrowings and swing line loans outstanding under the European Credit Facility, less (c) the European Borrower's letters of credit issued and undrawn under the European Credit Facility, less (d) a $3,000,000 minimum availability reserve, less (e) other reserves required by the European Agent, and in each case subject to the definitions and limitations in the Credit Agreement. As of December 31, 2018, the aggregate borrowing availability to the European Borrowers under the European Credit Facility was approximately $12,088,000, considering the $3,000,000 minimum availability reserve and a $3,375,000 dominion trigger amount described below.

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

Notes to Financial Statements	Long-Term Debt

maintain undrawn availability under the European Credit Facility of not less than the greater of (i) 11.25% of the maximum amount that may be drawn under the European Credit Facility for five (5) consecutive business days, or (ii) $3,000,000 on any business day. The European Borrowers also are subject to cash dominion triggers under the European Credit Facility requiring the European Borrower to maintain borrowing capacity of not less than $3,375,000 on any business day or 12.50% of the maximum amount that may be drawn under the European Credit Facility for five (5) consecutive business days in order to avoid triggering full control by an agent for the Lenders of the European Borrower's cash receipts for application to its obligations under the European Credit Facility.

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

The proceeds of the European Credit Facility will be used to finance the working capital and other business needs of the company. There were no borrowings outstanding under the European Credit Facility at December 31, 2018.

Convertible senior subordinated debentures due in 2027

In 2007, the company issued $135,000,000 principal amount of 4.125% Convertible Senior Subordinated Debentures due 2027 (the "debentures"), of which $0 principal amount remained outstanding at December 31, 2018 as the holders of the debentures exercised their right to require the company to repurchase all of the debentures on February 1, 2017 at a price equal to 100% of the principal amount. As a result of the repurchase, the company wrote-off unamortized debt fees of $207,000 and recognized amortization expense of $311,000 in the first quarter of 2017.
The unamortized discount as of December 31, 2016 was fully amortized in the first quarter 2017 due to the repurchase of all the debentures on February 1, 2017.
The effective interest rate on the liability component was 11.5%. Non-cash interest expense of $311,000 and $892,000 was recognized in 2017 and 2016, respectively, in comparison to actual interest expense paid of $275,000 and $551,000 based on the stated coupon rate of 4.125%, for each of the same periods.

Convertible senior notes due 2021
In the first quarter of 2016, the company issued $150,000,000 aggregate principal amount of 5.00% Convertible Senior Notes due 2021 (the “2021 notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The notes bear interest at a rate of 5.00% per year payable semi-annually in arrears on February 15 and August 15 of each year, beginning August 15, 2016. The notes will mature on February 15, 2021, unless repurchased or converted in accordance with their terms prior to such date. Prior to August 15, 2020, the 2021 notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Unless and until the company obtains shareholder approval under applicable New York Stock Exchange rules, the 2021 notes will be convertible, subject to certain conditions, into cash. If the company obtains such shareholder approval, the 2021 notes may be settled in cash, the company's common shares or a combination of cash and the company's common shares, at the company's election.
Holders of the 2021 notes will have the right to require the company to repurchase all or some of their 2021 notes at 100% of their principal, plus any accrued and unpaid interest, upon the occurrence of certain fundamental changes. The initial conversion rate is 60.0492 common shares per $1,000 principal amount of 2021 notes (equivalent to an initial conversion price of approximately $16.65 per common share). The company evaluated the terms of the conversion features under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the features did require separate accounting as a derivative. This derivative was capitalized on the balance sheet as a long-term liability and will be adjusted to reflect fair value each quarter. The fair value of the convertible debt conversion liability related to the notes at issuance was $34,480,000. The fair value of the convertible debt conversion liability at December 31, 2018 was $1,458,000 compared to $53,154,000 as of December 31, 2017. The company recognized a gain of $51,696,000 in 2018 compared to a loss of $22,446,000 in 2017 related to the convertible debt conversion liability.
In connection with the offering of the 2021 notes, the company entered into privately negotiated convertible note hedge transactions with two financial institutions (the “option counterparties”). These transactions cover, subject to customary anti-dilution adjustments, the number of the company's common shares that will initially underlie the 2021 notes, and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the 2021 notes. The company evaluated the note hedges under the applicable accounting literature, including

Notes to Financial Statements	Long-Term Debt

Derivatives and Hedging, ASC 815, and determined that the note hedges should be accounted for as derivatives. These derivatives were capitalized on the balance sheet as long-term assets and will be adjusted to reflect fair value each quarter. The fair value of the convertible note hedge assets at issuance was $27,975,000. The fair value of the convertible note hedge asset at December 31, 2018 was $1,028,000 compared to $46,915,000 as of December 31, 2017. The company recognized a loss of $45,887,000 in 2018 compared to a gain of $21,444,000 in 2017 related to the convertible note hedge asset.

The company entered into separate, privately negotiated warrant transactions with the option counterparties at a higher strike price relating to the same number of the company's common shares, subject to customary anti-dilution adjustments, pursuant to which the company sold warrants to the option counterparties. The warrants could have a dilutive effect on the company's outstanding common shares and the company's earnings per share to the extent that the price of the company's common shares exceeds the strike price of those warrants. The initial strike price of the warrants is $22.4175 per share and is subject to certain adjustments under the terms of the warrant transactions. The company evaluated the warrants under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the warrants meet the definition of a derivative, are indexed to the company's own stock and should be classified in shareholder's equity. The amount paid for the warrants and capitalized in shareholder's equity was $14,100,000.

The net proceeds from the offering of the notes were approximately $144,034,000, after deducting fees and offering expenses of $5,966,000, which were paid in 2016. These debt issuance costs were capitalized and are being amortized as interest expense through February 2021. In accordance with ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, these debt issuance costs are presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability. Approximately $5,000,000 of the net proceeds from the offering were used to repurchase the company's common shares from purchasers of 2021 notes in the offering in privately negotiated transactions. A portion of the net proceeds from the offering were used to pay the cost of the convertible note hedge transactions (after such cost is partially offset by the proceeds to the company from the warrant transactions), which net cost was $15,600,000.

The liability components of the 2021 notes consist of the following (in thousands):

	December 31, 2018	December 31, 2017
Principal amount of liability component	$150,000	$150,000
Unamortized discount	(17,193)	(23,900)
Debt fees	(2,547)	(3,745)
Net carrying amount of liability component	$130,260	$122,355

The unamortized discount of $17,193,000 is to be amortized through February 2021. The effective interest rate on the liability component was 11.1%. Non-cash interest expense of $6,706,000 and $6,019,000 was recognized in 2018 and 2017, respectively, in comparison to actual interest expense accrued of $7,500,000 and $7,500,000 in 2018 and 2017, respectively, based on the stated coupon rate of 5.0%. The 2021 notes were not convertible as of December 31, 2018 nor was the applicable conversion threshold met.

Convertible senior notes due 2022

In the second quarter of 2017, the company issued $120,000,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2022 (the “2022 notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on June 1 and December 1 of each year, beginning December 1, 2017. The 2022 notes will mature on June 1, 2022, unless repurchased or converted in accordance with their terms prior to such date. Prior to December 1, 2021, the 2022 notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Unless and until the company obtains shareholder approval of the issuance of the company's common shares upon conversion of the 2022 notes under applicable New York Stock Exchange rules, the 2022 notes will be convertible, subject to certain conditions, into cash. If the company obtains such shareholder approval, the 2022 notes may be settled in cash, the company's common shares or a combination of cash and the company's common shares, at the company's election.

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

Notes to Financial Statements	Long-Term Debt

features did require separate accounting as a derivative. This derivative was capitalized on the balance sheet as a long-term liability and will be adjusted to reflect fair value each quarter. The fair value of the convertible debt conversion liability at issuance was $28,859,000. The fair value of the convertible debt conversion liability at December 31, 2018 was $2,611,000 compared to $53,414,000 at December 31, 2017. The company recognized a gain of $50,803,000 in 2018 compared to a loss of $24,555,000 in 2017 related to the convertible debt conversion liability.

In connection with the offering of the 2022 notes, the company entered into privately negotiated convertible note hedge transactions with one financial institution (the “option counterparty”). These transactions cover, subject to customary anti-dilution adjustments, the number of the company's common shares that will initially underlie the 2022 notes, and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the 2022 notes. The company evaluated the note hedges under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the note hedges should be accounted for as derivatives. These derivatives were capitalized on the balance sheet as long-term assets and will be adjusted to reflect fair value each quarter. The fair value of the convertible note hedge assets at issuance was $24,780,000. The fair value of the convertible note hedge assets at December 31, 2018 was $2,062,000 compared to $46,680,000 at December 31, 2017. The company recognized a loss of $44,618,000 in 2018 compared to a gain of $21,900,000 in 2017 related to the convertible note hedge asset.

The company entered into separate, privately negotiated warrant transactions with the option counterparty at a higher strike price relating to the same number of the company's common shares, subject to customary anti-dilution adjustments, pursuant to which the company sold warrants to the option counterparties. The warrants could have a dilutive effect on the company's outstanding common shares and the company's earnings per share to the extent that the price of the company's common shares exceeds the strike price of those warrants. The initial strike price of the warrants is $21.4375 per share and is subject to certain adjustments under the terms of the warrant transactions. The company evaluated the warrants under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the warrants meet the definition of a derivative, are indexed to the company's own stock and should be classified in shareholder's equity. The amount paid for the warrants and capitalized in shareholder's equity was $14,100,000.

The net proceeds from the offering of the 2022 notes were approximately $115,289,000, after deducting fees and offering expenses of $4,711,000, which were paid in 2017. These debt issuance costs were capitalized and are being amortized as interest expense through June 2022. As of December 31, 2018, all the debt issuance costs were paid. In accordance with ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, these debt issuance costs are presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability. A portion of the net proceeds from the offering were used to pay the cost of the convertible note hedge transactions (after such cost is partially offset by the proceeds to the company from the warrant transactions), which net cost was $10,680,000.

The liability components of the 2022 notes consist of the following (in thousands):

	December 31, 2018	December 31, 2017
Principal amount of liability component	$120,000	$120,000
Unamortized discount	(21,476)	(26,378)
Debt fees	(3,051)	(3,947)
Net carrying amount of liability component	$95,473	$89,675

The unamortized discount of $21,476,000 is to be amortized through June 2022. The effective interest rate on the liability component was 10.9%. Non-cash interest expense of $4,902,000 and $2,481,000 was recognized in 2018 and 2017, respectively, in comparison to actual interest expense accrued of $5,400,000 and $2,955,000 for the same periods, based on the stated coupon rate of 4.5%. The 2022 notes were not convertible as of December 31, 2018 nor was the applicable conversion threshold met.

The aggregate minimum maturities of long-term debt for each of the next five years are as follows: $2,192,000 in 2019, $4,363,000 in 2020, $155,139,000 in 2021, $124,466,000 in 2022, and $4,314,000 in 2023. Interest paid on all borrowings was $14,526,000, $11,995,000 and $5,955,000 in 2018, 2017 and 2016, respectively.

Notes to Financial Statements	Other Long-Term Obligations

Other Long-Term Obligations

Other long-term obligations as of December 31, 2018 and 2017 consist of the following (in thousands):

	2018	2017
Deferred income taxes	$24,681	$28,890
Product liability	13,865	13,575
Pension	6,670	10,340
Deferred gain on sale leaseback	6,124	6,419
Deferred compensation	5,577	5,592
Supplemental Executive Retirement Plan liability	5,250	5,636
Advance payment on sale of land & buildings	3,524	—
Convertible 2022 debt conversion liability	2,611	53,414
Uncertain tax obligation including interest	2,140	2,738
Convertible 2021 debt conversion liability	1,458	53,154
Other	3,065	3,512
Total long-term obligations	$74,965	$183,270

The convertible debt conversion liability amounts included in the above table represent the fair values of the conversion liabilities as of December 31, 2018 and 2017. The year-to-date changes in the fair values were significantly impacted by the change in the company's stock price. See "Long-Term Debt" in the Notes to the Consolidated Financial Statements included elsewhere in this report for more detail.

On April 23, 2015, the company entered into a real estate sales leaseback transaction which resulted in the recording of an initial deferred gain of $7,414,000, the majority of which is included in Other Long-Term Obligations and will be recognized over the 20-year life of the leases. The gain realized was $284,000 and $275,000 as of December 31, 2018 and 2017, respectively.

In the third quarter of 2018, the company agreed to sell its Isny, Germany location with a net book value at the signing of the agreement of approximately $2,900,000. In accordance with the agreement, control will not transfer to the buyer until April 2020; however, the company received an advance payment for a portion of the proceeds, as disclosed above. The advance payment is reflected in the investing section of the Consolidated Statement of Cash Flows. The company will continue to depreciate the building and expects to record a gain on the transaction when completed in 2020.

Notes to Financial Statements	Leases and Commitments

Leases and Commitments

The company leases a portion of its facilities, transportation equipment, data processing equipment and certain other equipment. These leases have terms from 1 to 20 years and provide for renewal options. Generally, the company was required to pay taxes and normal expenses of operating the facilities and equipment. As of December 31, 2018, the company is committed under non-cancelable operating leases, which have initial or remaining terms in excess of one year and expire on various dates through 2035. Lease expenses were approximately $13,527,000 in 2018, $18,102,000 in 2017 and $18,805,000 in 2016.
On April 23, 2015, the company sold and leased back, under four separate lease agreements, four properties located in Ohio and one property in Florida for net proceeds of $23,000,000, which were used to reduce debt under the U.S. and Canadian Credit Facility. The initial total annual rent for the properties was $2,275,000 and can increase annually over the 20-year term of the leases based on the applicable geographical consumer price index (CPI). Each of the four lease agreements contains three 10-year renewals with the rent for each option term based on the greater of the then-current fair market rent for each property or the then- current rate and increasing annually by the applicable CPI. Under the terms of the lease agreements, the company is responsible for all taxes, insurance and utilities. The company is permitted to sublet the properties; however, the properties are currently being utilized exclusively by the company and there is no current subletting. The company is required to adequately maintain each of the properties and any leasehold improvements will be amortized over the lesser of the lives of the improvements or the remaining lease lives, consistent with any other company leases.
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

The amount of buildings and equipment capitalized in connection with capital leases was $39,293,000 and $44,629,000 at December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017, accumulated amortization was $10,971,000 and $13,215,000, respectively, which is included in depreciation expense.

Future minimum operating and capital lease commitments, as of December 31, 2018, are as follows (in thousands):

	Capital Leases	Operating Leases
2019	$3,407	$10,346
2020	3,187	6,635
2021	2,920	5,053
2022	2,399	3,239
2023	2,399	1,193
Thereafter	26,995	2,071
Total future minimum lease payments	41,307	$28,537
Amounts representing interest	(11,395)
Present value of minimum lease payments	$29,912

In December 2018, the company entered into a 20-year lease agreement in Germany. The lease is not expected to commence until April 2020. See "Contractual Obligations" for estimated future payments.

Notes to Financial Statements	Retirement and Benefit Plans

Retirement and Benefit Plans

Substantially all full-time salaried and hourly domestic employees are included in the Invacare Retirement Savings Plan sponsored by the company. The company makes matching cash contributions up to 66.7% of employees' contributions up to 3% of compensation. The company also makes quarterly contributions to this Plan equal to a percentage of qualified wages. In 2018, quarterly contributions were made at 1% of qualified wages. The company may make discretionary contributions to the domestic plans based on an annual resolution of the Board of Directors. Contribution expense for the Invacare Retirement Savings Plan in 2018, 2017 and 2016 was $1,786,000, $2,131,000 and $2,335,000, respectively.

The company sponsors a Deferred Compensation Plus Plan covering certain employees, which provides for elective deferrals and the company retirement deferrals so that the total retirement deferrals equal amounts that would have contributed to the company's principal retirement plans if it were not for limitations imposed by income tax regulations.

The company sponsors a non-qualified defined benefit Supplemental Executive Retirement Plan (SERP) for certain key executives. Effective December 31, 2008, the SERP was amended, in part to comply with IRS Section 409A. As a result of the amendment, the plan became a defined benefit cash balance plan for the non-retired participants and thus, payments by the company since December 31, 2008 have been based upon a cash balance formula with interest credited at a rate determined annually by the Compensation and Management Development Committee of the Board of Directors. In 2018, 2017 and 2016, respectively, interest was credited at 0% for active participants in the SERP. The plan continues to be unfunded with individual hypothetical accounts maintained for each participant.

The SERP projected benefit obligation related to this unfunded plan was $5,641,000 and $6,027,000 at December 31, 2018 and December 31, 2017, respectively, and the accumulated benefit obligation was $5,641,000 and $6,027,000 at December 31, 2018 and December 31, 2017, respectively. The projected benefit obligations were calculated using an assumed future salary increase of 3.25% at December 31, 2018 and 2017, respectively. The assumed discount rate, relevant for three participants unaffected by the plan conversion was 4.22% and 3.6% for 2018 and 2017, respectively, based upon the discount rate on high-quality fixed-income investments without adjustment. The retirement age was 67 for 2018 and 2017, respectively. The mortality assumptions used for 2018 and 2017 were based upon the RP-2014 White Collar Fully Generational Mortality Table using Scale MP-2018 and MP-2017, respectively.

Expense for the SERP in 2018 was $5,000 compared to expense of $414,000 and $1,073,000 in 2017 and 2016, respectively. The expense was comprised of interest income of $193,000 in 2018 and interest expense of $246,000 and $908,000 in 2017 and 2016, respectively, with the remaining non-interest expense related to service costs, prior service costs and other gains/losses. Benefit payments in 2018, 2017 and 2016 were $391,000, $391,000 and $1,279,000, respectively.

The company also sponsors a Death Benefit Only Plan (DBO) for certain key executives that provides a benefit equal to three times the participant's final target earnings should the participant's death occur while an employee and a benefit equal to one time the participant's final earnings upon the participant's death after normal retirement or if a participant dies after his or her employment with the company is terminated following a change in control of the company. Income for the plan in 2018 was $151,000 compared to expense of $150,000 in 2017 and income of $121,000 in 2016. The 2018 and 2016 amounts contained service and accrual adjustment income of $253,000 and $216,000, respectively, compared to expense of $69,000 in 2017, with the remaining activity in each year related to interest costs. There were no benefit payments in 2018 or 2017 compared to benefit payments of $761,000 in 2016. In conjunction with the company's DBO, the company has invested in life insurance policies related to certain employees to help satisfy the DBO obligations.

In Europe, the company maintains two defined benefit plans in Switzerland. The statutory pension plans are maintained with a private insurance company and, in accordance with Swiss law, the plans function as defined contribution plans whereby employee and employer contributions are defined as a percentage of individual salary depending on the age of the employee and a guaranteed interest rate, which is annually defined by the Swiss Pension Fund. Under U.S. GAAP, the plans are treated as defined benefit plans. Expense for the European plans was $1,079,000, $436,000 and $1,004,000 in 2018, 2017 and 2016, respectively.

Notes to Financial Statements	Revenue

Revenue

The company has two revenue streams: product and services. Services include repair, refurbishment, preventive maintenance and rental of product. Services for the NA/HME and IPG segments include maintenance and repair of product. Services for the Europe segment include repair, refurbishment and preventive maintenance services. Services for the Asia Pacific segment include rental and repair of product. The following tables disaggregate the company's revenues by major source and by reportable segment for the year ended December 31, 2018 and December 31, 2017 (in thousands):

	2018
	Product	Service	Total
Europe	$544,517	$14,001	$558,518
NA/HME	305,912	703	306,615
IPG	56,519	1,456	57,975
Asia/Pacific	44,393	4,846	49,239
Total	$951,341	$21,006	$972,347
% Split	98%	2%	100%

	2017
	Product	Service	Total
Europe	$522,121	$13,205	$535,326
NA/HME	319,225	1,593	320,818
IPG	58,710	762	59,472
Asia/Pacific	46,047	4,834	50,881
Total	$946,103	$20,394	$966,497
% Split	98%	2%	100%

The company's revenues are principally related to the sale of products, approximately 98%, with the remaining 2% related to services including repair, refurbishment, preventive maintenance and rental of product. While the company has a significant amount of contract types, the sales split by contract type is estimated as follows: general terms and conditions (33%), large national customers (27%), governments, principally pursuant to tender contracts (19%) and other customers including buying groups and independent customers (21%).

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

Revenue is recognized when obligations under the terms of a contract with the customer are satisfied; generally, this occurs with the transfer of control of the company's products and services. Revenue is measured as the amount of consideration expected to be received in exchange for transferring product or providing services. The amount of consideration received and revenue recognized by the company can vary as a result of variable consideration terms included in the contracts related to customer rebates, cash discounts and return policies. Customer rebates and cash discounts are estimated based on the most likely amount principle and these estimates are based on historical experience and anticipated performance. In addition, customers have the right to return product within the company's normal terms policy, and as such the company estimates the expected returns based on an analysis of historical experience. The company adjusts its estimate of revenue at the earlier of when the most likely amount of consideration it expects to receive changes or when the consideration becomes fixed. The company generally does not expect that there will be significant changes to its estimates of variable consideration (see “Receivables” and "Accrued Expenses" in the Notes to the Consolidated Financial Statements include elsewhere in this report for more detail).

Depending on the terms of the contract, the company may defer the recognition of a portion of the revenue at the end of a reporting period to align with transfer of control of the company's products to the customer. In addition, to the extent performance obligations are satisfied over time, the company defers revenue recognition until the performance obligations are satisfied. As of December 31, 2018 and December 31, 2017, the company had deferred revenue of $2,416,000 and $2,770,000, respectively, related to outstanding performance obligations.

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

As of December 31, 2018, 6,357 Class B Common Shares remained outstanding. Conversion of Class B Common Shares have substantially diminished the significance of the company's dual class voting structure. As of December 31, 2018, the holders of the Common Shares represent approximately 99.9% of the Company's total outstanding voting power.

Equity Compensation Plan

On May 17, 2018, the shareholders of the company approved the Invacare Corporation 2018 Equity Compensation Plan (the “2018 Plan”), which was adopted on March 27, 2018 by the company's Board of Directors (the “Board”). The company's Board adopted the 2018 Plan in order to authorize additional Common Shares for grant as equity compensation, and to reflect changes to Section 162(m) of the Internal Revenue Code (the “Code”) resulting from the U.S. Tax Cuts and Jobs Act of 2017.
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
The Compensation and Management Development Committee of the Board (the “Compensation Committee”), in its discretion, may grant an award under the 2018 Plan to any director or employee of the company or an affiliate. As of December 31, 2018, 3,994,255 Common Shares were available for future issuance under the 2018 Plan in connection with the following types of awards with respect to the company's Common Shares: incentive stock options, nonqualified stock options, SARs, restricted stock, restricted stock units, unrestricted stock and performance shares. The Compensation Committee also may grant performance units that are payable in cash. The Compensation Committee has the authority to determine which participants will receive awards, the amount of the awards and the other terms and conditions of the awards.

At December 31, 2018, an aggregate of 410,408 Common Shares underlie awards which forfeited or expired unexercised under the 2003 and 2013 Plans and thus are available to be transferred under the 2018 Plan.
The 2018 Plan provides that shares granted come from the company's authorized but unissued Common Shares or treasury shares. In addition, the company's stock-based compensation plans allow employee participants to exchange shares for minimum withholding taxes, which results in the company acquiring treasury shares. Under these provisions, the company acquired approximately 140,000 treasury shares for $2,427,000 in 2018, 85,000 shares for $1,276,000 in 2017 and 32,000 shares for $331,000 in 2016.

Notes to Financial Statements	Equity Compensation

The amounts of equity-based compensation expense recognized as part of selling, general and administrative expenses in All Other in business segment reporting were as follows (in thousands):

	2018	2017	2016
Non-qualified stock options	$201	$865	$745
Restricted stock and restricted stock units	4,305	4,648	5,039
Performance shares and performance share units	777	1,834	1,110
Total stock-based compensation expense	$5,283	$7,347	$6,894

As of December 31, 2018, unrecognized compensation expense related to equity-based compensation arrangements granted under the company's 2013 Plan and previous plans, which is related to non-vested options and shares, was as follows (in thousands):

	2018	2017	2016
Non-qualified stock options	$1,939	$2,502	$175
Restricted stock and restricted stock units	7,469	7,005	8,740
Performance shares and performance share units	7,441	5,523	3,134
Total stock-based compensation expense	$16,849	$15,030	$12,049

Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures and for updated vesting assumptions for the performance share awards (see "Performance Options" and "Performance Shares and Performance Share Units" below). No tax benefit for share-based compensation was realized during 2018, 2017 and 2016 due to a valuation allowance against deferred tax assets. In accordance with ASC 718, any tax benefits resulting from tax deductions in excess of the compensation expense recognized is classified as a component of financing cash flows.

Stock Options

Generally, non-qualified stock option awards have a term of ten years and were granted with an exercise price per share equal to the fair market value of the company's Common Shares on the date of grant. Stock option awards granted in 2017 were performance-based awards which will only become exercisable if the performance goals established by the Compensation Committee are achieved over a 3-year period ending in 2019 and subject to the Compensation Committee's exercise of negative discretion to reduce the number of options vested based on the progress towards the company's transformation. The company expects the compensation expense to be recognized over a weighted-average period of approximately two years.

The following table summarizes information about stock option activity for the three years ended 2018, 2017 and 2016:

	2018	Weighted Average Exercise Price	2017	Weighted Average Exercise Price	2016	Weighted Average Exercise Price
Options outstanding at January 1	2,631,569	$19.44	2,542,732	$21.19	2,942,783	$21.22
Granted	—	—	756,420	12.15	—	—
Exercised	(184,549)	14.28	(193,263)	13.51	(1,250)	13.82
Canceled	(561,658)	23.34	(474,320)	19.45	(398,801)	21.47
Options outstanding at December 31	1,885,362	$18.78	2,631,569	$19.44	2,542,732	$21.19
Options exercise price range at December 31	$ 12.15 to		$ 12.15 to		$ 13.37 to
	$33.36		$33.36		$33.36
Options exercisable at December 31	1,354,202		2,029,773		2,513,614
Shares available for grant at December 31*	3,994,255		2,131,355		3,891,121
 ________________________

*
Shares available for grant as of December 31, 2018 reduced by net restricted stock and restricted stock unit and performance share and performance share unit award activity of 2,358,070 shares and 1,823,432 shares, respectively.

Notes to Financial Statements	Equity Compensation

The following table summarizes information about stock options outstanding at December 31, 2018:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding At 12/31/18	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price	Number Exercisable At 12/31/18	Weighted Average Exercise Price
$ 12.15 – $20.00	809,592	6.7	$12.84	278,432	$14.14
$ 20.01 – $25.00	726,751	1.5	22.20	726,751	22.20
$ 25.01 – $30.00	344,523	1.6	25.33	344,523	25.33
$ 30.01 – $33.36	4,496	2.4	33.36	4,496	33.36
Total	1,885,362	3.8	$18.78	1,354,202	$21.38

The 2018 Plan provides for a one-year minimum vesting period for stock options and, generally, options must be exercised within ten years from the date granted. No stock options were issued in 2018 and those issued in 2017 were performance-based and may vest after the conclusion of the three-year performance period ending December 31, 2019 based on achievement of performance goals established by the Compensation Committee and subject to the Compensation Committee's exercise of negative discretion to reduce the number of options vested based on the progress towards the company's transformation. All other outstanding stock options were issued in 2014 or prior years and were not performance-based.

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

The weighted-average fair value of options granted in 2017 was $5.38. The weighted-average remaining contractual life of options outstanding at December 31, 2018, 2017 and 2016 was 3.8, 3.9 and 3.5 years, respectively. The weighted-average contractual life of options exercisable at December 31, 2018 was 2.0 years. The total intrinsic value of stock awards exercised in 2018, 2017 and 2016 was $755,000, $350,000 and $0, respectively. As of December 31, 2018, the intrinsic value of all options outstanding and of all options exercisable was $0 and $0, respectively.

The exercise of stock awards in 2018, 2017 and 2016 resulted in cash received by the company totaling $2,626,000, $2,676,000 and $17,000 for each period, respectively with no tax benefits for any period. The total fair value of awards vested during 2018, 2017 and 2016 was $1,000, $363,000 and $953,000, respectively.

Notes to Financial Statements	Equity Compensation

Restricted Stock and Restricted Stock Units

The following table summarizes information about restricted shares and restricted share units (primarily for non-U.S. recipients):

	2018	Weighted Average Fair Value	2017	Weighted Average Fair Value	2016	Weighted Average Fair Value
Stock / Units unvested at January 1	776,520	$13.75	878,356	$15.87	641,505	$18.89
Granted	377,299	17.48	523,412	12.37	486,711	12.62
Vested	(386,275)	15.05	(369,128)	16.63	(139,298)	17.86
Canceled	(129,881)	14.43	(256,120)	14.02	(110,562)	16.60
Stock / Units unvested at December 31	637,663	$15.04	776,520	$13.75	878,356	$15.87

The restricted stock awards generally vest ratably over the three years after the award date. Unearned restricted stock compensation, determined as the market value of the shares at the date of grant, is being amortized on a straight-line basis over the vesting period.

Performance Shares and Performance Share Units

The following table summarizes information about performance shares and performance share units (primarily for non-U.S. recipients):

	2018	Weighted Average Fair Value	2017	Weighted Average Fair Value	2016	Weighted Average Fair Value
Shares / Units unvested at January 1	457,879	$12.33	309,468	$14.58	198,401	$19.50
Granted	205,164	17.48	336,694	12.02	234,402	12.82
Vested	(155,766)	12.82	—	—	—	—
Canceled	(58,983)	13.43	(188,283)	15.48	(123,335)	19.14
Shares / Units unvested at December 31	448,294	$14.37	457,879	$12.33	309,468	$14.58

During 2018, 2017 and 2016, the performance shares and performance share units (for non-U.S. recipients) were granted as performance awards with a 3-year performance period with payouts based on achievement of certain performance goals. The awards are classified as equity awards as they will be settled in common shares upon vesting. The number of shares earned will be determined at the end of the performance period based on achievement of performance criteria for the periods established by the Compensation Committee at the time of grant. Recipients will be entitled to receive a number of common shares equal to the number of performance shares that vest based upon the levels of achievement which may range between 0% and 150% of the target number of shares with the target being 100% of the initial grant.

The fair value of the performance awards is based on the stock price on the date of grant discounted for the estimated value of dividends foregone as the awards are not eligible for dividends except to the extent vested. The company assesses the probability that the performance targets will be met with expense recognized whenever it is probable that at least the minimum performance criteria will be achieved. Depending upon the company's assessment of the probability of achievement of the goals, the company may not recognize any expense associated with performance awards in a given period, may reverse prior expense recorded or record additional expense to make up for expense not recorded in a prior period. Performance award compensation expense is generally expected to be recognized over three years. No performance award expense was recognized for the 2015 awards as the performance goals for these performance awards were not met and thus those awards were forfeited without any shares earned in 2017 and 2018, respectively. Expense was recognized at 75% of target for the 2016 awards. The company continues to recognize expense related to the awards as it is considered probable that the performance goals for those awards will be met.

Notes to Financial Statements	Accumulated Other Comprehensive Income

Accumulated Other Comprehensive Income (Loss) by Component

Changes in accumulated other comprehensive income ("OCI") during the year ended December 31, 2018 were as follows (in thousands):

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
December 31, 2017	$50,376	$(4,612)	$(7,652)	$(1,242)	$36,870
OCI before reclassifications	(38,132)	7,274	5,100	2,098	(23,660)
Amount reclassified from accumulated OCI	—	—	(151)	(266)	(417)
Net current-period OCI	(38,132)	7,274	4,949	1,832	(24,077)
December 31, 2018	$12,244	$2,662	$(2,703)	$590	$12,793

Changes in OCI during the year ended December 31, 2017 were as follows (in thousands):

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
December 31, 2016	$(26,199)	$17,372	$(11,248)	$740	$(19,335)

OCI before reclassifications	76,575	(21,984)	3,446	(2,737)	55,300
Amount reclassified from accumulated OCI	—	—	150	755	905
Net current-period OCI	76,575	(21,984)	3,596	(1,982)	56,205

December 31, 2017	$50,376	$(4,612)	$(7,652)	$(1,242)	$36,870

OCI activity related to Long-Term Notes represents currency translation on notes that are long-term in nature and not intended to be settled.

Reclassifications out of accumulated OCI for the year ended December 31, 2018 and December 31, 2017 were as follows (in thousands):

	Amount reclassified from OCI		Affected Statement of Comprehensive (Income) Loss line
	2018	2017
Defined Benefit Plans:
Service and interest costs	$(151)	$150	Selling, General and Administrative
Tax	—	—	Income Taxes
Total after tax	$(151)	$150

Derivatives:
Foreign currency forward contracts hedging sales	$1,352	$(517)	Net Sales
Foreign currency forward contracts hedging purchases	(1,591)	1,357	Cost of Products Sold
Total before tax	(239)	840
Tax	(27)	(85)	Income Taxes
Total after tax	$(266)	$755

Notes to Financial Statements	Capital Stock

Capital Stock

Capital stock activity for 2018, 2017 and 2016 consisted of the following (in thousands of shares):

	Common Stock Shares	Class B Shares	Treasury Shares
January 1, 2016 Balance	35,024	734	(3,194)
Conversion of Class B to Common	5	(5)	—
Exercise of stock options	1	—	—
Restricted stock awards	288	—	(32)
Purchase of treasury shares	—	—	(390)
December 31, 2016 Balance	35,318	729	(3,616)
Conversion of Class B to Common	723	(723)	—
Exercise of stock options	193	—	(4)
Restricted stock awards	298	—	(81)
December 31, 2017 Balance	36,532	6	(3,701)
Exercise of stock options	185	—	(50)
Restricted stock awards	293	—	(90)
December 31, 2018	37,010	6	(3,841)

Stock awards for 129,881, 256,120 and 110,562 shares were canceled in 2018, 2017 and 2016, respectively. In 2018, 2017 and 2016, dividends of $0.05 per Common Share were declared and paid. In 2018, dividends of $0.023 and $0.034 were declared and paid, respectively, per Class B Common Share as the Board of Directors suspended further dividends on the Class B Common Shares. In 2017 and 2016 dividend of $0.045 per Class B Common Share were declared and paid, respectively.

Notes to Financial Statements	Charges Related to Restructuring

Charges Related to Restructuring Activities

The company's restructuring charges were primarily originally necessitated by continued declines in Medicare and Medicaid reimbursement by the U.S. government, as well as similar healthcare reimbursement pressures abroad, which negatively affect the company's customers (e.g. home health care providers) and continued pricing pressures faced by the company due to the outsourcing by competitors to lower cost locations. Restructuring decisions were also the result of reduced profitability in the NA/HME and Asia/Pacific segments. In addition, as a result of the company's transformation strategy, additional restructuring actions began in 2016 and continued through 2018.

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
Charges for the year ended December 31, 2017 totaled $12,274,000 which were related to NA/HME segment ($8,889,000), Europe ($1,975,000) and the Asia/Pacific segment ($1,410,000). In NA/HME, costs were incurred related to severance ($8,162,000) and lease termination costs ($727,000). The European charges were incurred related to severance ($1,753,000) and lease termination costs ($222,000). The Asia/Pacific charges were for severance costs. Payments for the year ended December 31, 2017 were $10,438,000 and the cash payments were funded with company's cash on hand. The 2017 charges have been paid out.

Charges for the year ended December 31, 2018 totaled $3,481,000 which were related to NA/HME segment ($1,359,000), Europe ($1,773,000) and the Asia/Pacific segment ($349,000). In NA/HME, costs were incurred related to severance ($1,471,000) and lease termination reversals were recognized ($112,000). The European and Asia/Pacific charges were incurred related to severance costs. The majority of the 2018 charges are expected to be paid out within twelve months.

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

A progression by reporting segment of the accruals recorded as a result of the restructuring is as follows (in thousands):

	Severance	Lease Terminations	Total
December 31, 2015 Balance
NA/HME	$662	$237	$899
Europe	312	—	312
Other	1,503	—	1,503
Total	2,477	237	2,714
Charges
NA/HME	1,862	485	2,347
Asia/Pacific	100	—	100
Total	1,962	485	2,447
Payments
NA/HME	(1,741)	(602)	(2,343)
Europe	(312)	—	(312)
Asia/Pacific	(100)	—	(100)
Other	(237)	—	(237)
Total	$(2,390)	$(602)	$(2,992)

Notes to Financial Statements	Charges Related to Restructuring

	Severance	Lease Terminations	Total
December 31, 2016 Balance
NA/HME	$783	$120	$903
Other	1,266	—	1,266
Total	2,049	120	2,169
Charges
NA/HME	8,162	727	8,889
Europe	1,753	222	1,975
Asia/Pacific	1,410	—	1,410
Total	11,325	949	12,274
Payments
NA/HME	(6,506)	(680)	(7,186)
Europe	(1,504)	(88)	(1,592)
Asia/Pacific	(1,410)	—	(1,410)
Other	(250)	—	(250)
Total	(9,670)	(768)	(10,438)
December 31, 2017 Balance
NA/HME	2,439	167	2,606
Europe	249	134	383
Other	1,016	—	1,016
Total	3,704	301	4,005
Charges
NA/HME	1,471	(112)	1,359
Europe	1,773	—	1,773
Asia/Pacific	349	—	349
Total	3,593	(112)	3,481
Payments
NA/HME	(3,254)	(30)	(3,284)
Europe	(1,841)	(134)	(1,975)
Asia/Pacific	(285)	—	(285)
Other	(260)	—	(260)
Total	(5,640)	(164)	(5,804)
December 31, 2018 Balance
NA/HME	656	25	681
Europe	181	—	181
Asia/Pacific	64	—	64
Other	756	—	756
Total	$1,657	$25	$1,682

Notes to Financial Statements	Income Taxes

Income Taxes

Earnings (loss) from continuing operations before income taxes consist of the following (in thousands):

	2018	2017	2016
Domestic	$(72,703)	$(96,343)	$(68,949)
Foreign	38,601	30,093	39,392
	$(34,102)	$(66,250)	$(29,557)

The company has provided for income taxes (benefits) from continuing operations as follows (in thousands):

	2018	2017	2016
Current:
Federal	$(202)	$(125)	$(360)
State	147	(437)	(115)
Foreign	12,675	15,223	12,873
	12,620	14,661	12,398
Deferred:
Federal	(2,073)	(2,164)	—
State	—	—	—
Foreign	(727)	(2,206)	901
	(2,800)	(4,370)	901
Income Taxes	$9,820	$10,291	$13,299

Included in the 2018 Federal deferred taxes is a benefit of $680,000 related to an intra-period allocation to continuing operations. A charge in an equal amount is in other comprehensive income. In addition, included in deferred federal taxes is a benefit of $2,023,000 which resulted from the effective of indefinite intangibles and a related 2018 indefinite loss carryforward created, due to the U.S. tax reform legislation, resulting in a deferred tax benefit.

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

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company's accounting for certain income tax effects off the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.

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

Deemed Repatriation Transition Tax: The Deemed Repatriation Transition tax (Transition Tax) is a tax on previously untaxed accumulated and current earnings and profit (E&P) of certain of our foreign subsidiaries. To determine the amount of Transition Tax, a company must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries as well as the amount of non-U.S. income taxes paid on such earnings. The company believed it has an overall foreign E&P deficit and accordingly did not record any provisional Transition Tax obligation as of December 31, 2017. During 2018, the Company concluded it did not have a transitional tax liability.

Notes to Financial Statements	Income Taxes

We determined at December 31, 2017 the provisional calculations would be finalized after the underlying timing differences and foreign earnings and profits were finalized with our 2017 federal tax return filing. The provision calculations were finalized in 2018 with our federal tax return.

We have historically considered the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and, accordingly, no taxes have been provided on such earnings (other than earnings of our Chinese subsidiary). We continue to evaluate our plans for reinvestment or repatriation of unremitted foreign earnings and have not changed our previous indefinite reinvestment determination following the enactment of the Tax Act. As a result of U.S. tax reform legislation, distributions of profits from non-U.S.

subsidiaries are not expected to cause a significant incremental U.S. tax impact in the future. However, these distributions may be subject to non-U.S. withholding taxes if profits are distributed from certain jurisdictions. Undistributed profits of non-U.S. subsidiaries of approximately $26.3 million are considered indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability related to indefinitely reinvested profits is not practicable.

We regularly review our cash positions and our determination of permanent reinvestment of foreign earnings. If we determine all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes.

A reconciliation to the effective income tax rate from the federal statutory rate is as follows:

	2018	2017	2016
Statutory federal income tax rate (benefit)	(21.0)%	(35.0)%	(35.0)%
State and local income taxes, net of federal income tax benefit	0.3	(0.4)	(0.3)
Tax credits	—	(0.2)	(1.7)
Foreign taxes at other than the federal statutory rate (including tax holidays)	12.9	(1.3)	(7.1)
Federal and foreign valuation allowance	39.6	48.3	83.0
Withholding taxes	0.2	0.1	1.1
Unremitted earnings	—	(1.1)	5.8
Dividends	—	5.7	3.0
Life insurance	(0.1)	(0.1)	(0.2)
Foreign branch activity	0.1	(1.2)	(3.1)
Uncertain tax positions	(1.9)	0.1	(2.0)
Effects of US Tax Reform	—	(2.4)	—
Intraperiod allocations to OCI	(2.0)	—	—
Other, net	0.7	3.0	1.5
Effective federal income tax rate	28.8%	15.5%	45.0%

At December 31, 2018, total deferred tax assets were $178,301,000, total deferred tax liabilities were $27,971,000 and the tax valuation allowance total was $174,659,000 for a net deferred income tax liability of $24,329,000 compared to total deferred tax assets of $168,706,000, total deferred tax liabilities of $29,875,000 and a tax valuation allowance total of $167,203,000 for a net deferred income tax liability of $28,372,000 at December 31, 2017. The company recorded a valuation allowance for its U.S. and certain foreign country net deferred tax assets where it is or is projected to be in a three-year cumulative loss.

Notes to Financial Statements	Income Taxes

Significant components of long-term deferred income tax assets and liabilities at December 31, 2018 and 2017 are as follows (in thousands):

	2018	2017
Bad Debt	$954	$1,237
Warranty	2,134	2,949
Other accrued expenses and reserves	511	1,419
Inventory	2,878	3,096
Goodwill and intangibles	(23,589)	(24,939)
Convertible debt	(1,225)	916
Fixed assets	(3,107)	(4,158)
Compensation and benefits	6,268	9,206
Loss and credit carryforwards	131,896	118,374
Product liability	2,315	2,375
State and local taxes	31,345	29,134
Valuation allowance	(174,659)	(167,203)
Other, net	(50)	(778)
Net Deferred Income Taxes	$(24,329)	$(28,372)

The company made net payments for income taxes of $15,820,000, $15,377,000, and $26,663,000 during the years ended December 31, 2018, 2017 and 2016, respectively. 2016 net tax payments included a foreign tax payment for a settled item.

At December 31, 2018, the company had foreign tax loss carryforwards of approximately $74,602,000 of which $7,357,000 expire by 2024 and the remaining are non-expiring all of which are offset by valuation allowances. At December 31, 2018, the company also had $706,551,000 of domestic state and local tax loss carryforwards, of which $210,123,000 expire between 2019 and 2022, $235,409,000 expire between 2023 and 2032 and $247,130,000 expire after 2032 and $13,889,000 have an unlimited carryover. The company has a federal domestic net operating loss carryforward of $353,671,000 of which $287,386,000 expires between 2034 and 2037 and the remaining are non-expiring; federal tax credit carryforwards of $33,263,000 of which $22,362,000 expire between 2019 and 2021 and $9,292,000 expire between 2022 and 2027, $1,609,000 expire between 2031 and 2037 and domestic interest carryforward of $22,477,000 which is non-expiring.

As of December 31, 2018 and 2017, the company had a liability for uncertain tax positions, excluding interest and penalties of $1,623,000 and $1,896,000, respectively. The total liabilities associated with unrecognized tax benefits that, if recognized, would impact the effective tax rates were $1,623,000 and $1,896,000 at December 31, 2018 and 2017, respectively.
A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

	2018	2017
Balance at beginning of year	$2,865	$3,468
Additions to:
Positions taken during the current year	58	40
Positions taken during a prior year	163	49
Exchange rate impact	—	19
Deductions due to:
Exchange rate impact	(22)	—
Positions taken during a prior year	(546)	(176)
Lapse of statute of limitations	(163)	(535)
Balance at end of year	$2,355	$2,865

The company recognizes interest and penalties associated with uncertain tax positions in income tax expense. During 2018, 2017 and 2016 the expense for interest and penalties was $322,000, $30,000 and $288,000, respectively. The company had approximately $517,000 and $842,000 of accrued interest and penalties as of December 31, 2018 and 2017, respectively.

The company and its subsidiaries file income tax returns in the U.S. and certain foreign jurisdictions. The company is subject to U.S. federal income tax examinations for calendar years 2015 to 2018 with limited exceptions, and is subject to various U.S. state income tax examinations for 2014 to 2018. With regards to foreign income tax jurisdictions, the company is generally subject to examinations for the periods 2012 to 2018.

Notes to Financial Statements	Net Loss per Common Share

Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net earnings (loss) per common share.

	2018	2017	2016
	(In thousands, except per share data)
Basic
Average common shares outstanding	33,124	32,752	32,471

Net loss	$(43,922)	$(76,541)	$(42,856)

Net loss per common share	$(1.33)	$(2.34)	$(1.32)

Diluted
Average common shares outstanding	33,124	32,752	32,471
Stock options and awards	419	464	119
Average common shares assuming dilution	33,543	33,216	32,590

Net loss	$(43,922)	$(76,541)	$(42,856)

Net loss per common share *	$(1.33)	$(2.34)	$(1.32)

* Net earnings (loss) per share assuming dilution calculated utilizing weighted average shares outstanding - basic in periods in which there is a net loss.

At December 31, 2018, 2017 and 2016, shares associated with stock options of 333,899, 801,992 and 1,730,707, respectively, were excluded from the average common shares assuming dilution, as they were anti-dilutive. At December 31, 2018, the majority of the anti-dilutive shares were granted at an exercise price of $25.24, which was higher than the average fair market value price of $15.27 for 2018. In 2017, the majority of the anti-dilutive shares were granted at an exercise price of $25.79, which was higher than the average fair market value price of $13.93 for 2017. In 2016, the majority of the anti-dilutive shares were granted at an exercise price of $25.24, which was higher than the average fair market value price of $12.36 for 2016. For the 2018, 2017 and 2016 net loss per share from continuing operations calculation, all the shares associated with stock options were anti-dilutive because of the company's loss.

For 2018, 2017 and 2016, no shares were included in the common shares assuming dilution related to the company's issued warrants as the average market price of the company stock for these periods did not exceed the strike price of the warrants.

Notes to Financial Statements	Concentration of Credit Risk

Concentration of Credit Risk

The company manufactures and distributes durable medical equipment to the home health care, retail and extended care markets. The company performs credit evaluations of its customers' financial condition. The company utilizes De Lage Landen, Inc. (“DLL”), a third-party financing company, to provide lease financing to Invacare's U.S. customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a recourse obligation of $1,399,000 at December 31, 2018 to DLL for events of default under the contracts, which total $12,625,000 at December 31, 2018. Guarantees, ASC 460, requires the company to record a guarantee liability as it relates to the limited recourse obligation. As such, the company has recorded a liability of $26,000 for this guarantee obligation within accrued expenses. The company's recourse is re-evaluated by DLL biannually, considers activity between the biannual dates and excludes any receivables purchased by the company from DLL. The company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with Receivables, ASC 310-10-05-4. Credit losses are provided for in the financial statements.

Substantially all the company's receivables are due from health care, medical equipment providers and long-term care facilities located throughout the United States, Australia, Canada, New Zealand and Europe. A significant portion of products sold to dealers, both foreign and domestic, is ultimately funded through government reimbursement programs such as Medicare and Medicaid. The company has also seen a significant shift in reimbursement to customers from managed care entities. As a consequence, changes in these programs can have an adverse impact on dealer liquidity and profitability. In addition, reimbursement guidelines in the home health care industry have a substantial impact on the nature and type of equipment an end user can obtain as well as the timing of reimbursement and, thus, affect the product mix, pricing and payment patterns of the company's customers.

The company's top 10 customers accounted for approximately 18.8% of 2018 net sales. The loss of business of one or more of these customers may have a significant impact on the company, although no single customer accounted for more than 4.6% of the company's 2018 net sales. Providers who are part of a buying group generally make individual purchasing decisions and are invoiced directly by the company.

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

To protect against increases/decreases in forecasted foreign currency cash flows resulting from inventory purchases/sales over the next year, the company utilizes foreign currency forward contracts to hedge portions of its forecasted purchases/sales denominated in foreign currencies. The gains and losses are included in cost of products sold and selling, general and administrative expenses on the consolidated statement of comprehensive income loss. If it is later determined that a hedged forecasted transaction is unlikely to occur, any prospective gains or losses on the forward contracts would be recognized in earnings. The company does not expect any material amount of hedge ineffectiveness related to forward contract cash flow hedges during the next twelve months.

The company has historically not recognized any material amount of ineffectiveness related to forward contract cash flow hedges because the company generally limits its hedges to between 50% and 90% of total forecasted transactions for a given entity's exposure to currency rate changes and the transactions hedged are recurring in nature. Furthermore, the majority of the hedged transactions are related to intercompany sales and purchases for which settlement occurs on a specific day each month. Forward contracts with a total notional amount in USD of $165,200,000 and $171,770,000 matured during the twelve months ended December 31, 2018 and 2017, respectively.

Notes to Financial Statements	Derivatives

Foreign exchange forward contracts qualifying and designated for hedge accounting treatment were as follows (in thousands USD):

	December 31, 2018		December 31, 2017
	Notional Amount	Unrealized Net Gain (Loss)	Notional Amount	Unrealized Net Gain (Loss)
USD / AUD	$6,390	$146	$3,960	$44
USD / CAD	12,221	(101)	33,344	115
USD / CNY	4,460	32	4,027	61
USD / EUR	70,748	173	72,259	(558)
USD / GBP	1,233	—	4,640	(124)
USD / NZD	10,359	149	9,300	11
USD / SEK	603	—	—	—
USD / MXP	7,801	37	6,461	(158)
EUR / GBP	41,087	174	32,248	(682)
EUR / NOK	977	—	4,521	68
EUR / SEK	15,106	(92)	7,732	39
EUR / NZD	2,042	64	2,855	(8)
DKK / SEK	1,561	—	6,453	(120)
	$174,588	$582	$187,800	$(1,312)

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

Foreign exchange forward contracts not qualifying or designated for hedge accounting treatment entered into in 2018 and 2017, respectively, and outstanding were as follows (in thousands USD):

	December 31, 2018		December 31, 2017
	Notional Amount	Gain (Loss)	Notional Amount	Gain (Loss)
AUD / USD	$11,500	$167	$2,750	$(77)
NZD / USD	3,000	30	3,300	(53)
EUR / AUD	—	—	4,000	43
NOK / EUR	18	—	—	—
NZD / AUD	10,800	22	3,600	9
	$25,318	$219	$13,650	$(78)

The fair values of the company's derivative instruments were as follows (in thousands):

	December 31, 2018		December 31, 2017
	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	$792	$210	$678	$1,990
Derivatives not designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	228	9	52	130
	$1,020	$219	$730	$2,120

The fair values of the company's foreign currency forward assets and liabilities are included in Other Current Assets and Accrued Expenses, respectively in the Consolidated Balance Sheets.

The effect of derivative instruments on the Statement of Operations and Other Comprehensive Income (OCI) was as follows, net of tax (in thousands):

Derivatives (foreign currency forward exchange contracts) in ASC 815 cash flow hedge relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Year ended December 31, 2018	$2,098	$266	$—
Year ended December 31, 2017	$(2,737)	$(755)	$(94)

Derivatives (foreign currency forward exchange contracts) not designated as hedging instruments under ASC 815	Amount of Gain (Loss) Recognized in Income on Derivatives
Year ended December 31, 2018	$219
Year ended December 31, 2017	$(78)

Notes to Financial Statements	Derivatives

The gains or losses recognized as the result of the settlement of cash flow hedge foreign currency forward contracts are recognized in net sales for hedges of inventory sales or cost of product sold for hedges of inventory purchases. In 2018, net sales were decreased by $1,352,000 and cost of product sold was decreased by $1,591,000 for a net realized gain of $239,000. In 2017, net sales were increased by $517,000 and cost of product sold was increased by $1,357,000 for a net realized loss of $840,000. In 2016, net sales were increased by $4,453,000 and cost of product sold was increased by $1,880,000 for a net realized gain of $2,573,000.

A gain of $150,000 in 2018, a loss of $78,000 in 2017 and a gain of $195,000 in 2016 were recognized in selling, general and administrative (SG&A) expenses related to forward contracts not designated as hedging instruments that were entered into to offset gains/losses that were also recorded in SG&A expenses on intercompany trade receivables or payables. The gains/losses on the non-designated hedging instruments were substantially offset by gains/losses on intercompany trade payables.

The company's derivative agreements provide the counterparties with a right of set off in the event of a default that would enable the counterparty to offset any net payment due by the counterparty to the company under the applicable agreement by any amount due by the company to the counterparty under any other agreement. For example, the terms of the agreement would permit a counterparty to a derivative contract that is also a lender under the company's Credit Agreement to reduce any derivative settlement amounts owed to the company under the derivative contract by any amounts owed to the counterparty by the company under the Credit Agreement. In addition, the agreements contain cross-default provisions that could trigger a default by the company under the agreement in the event of a default by the company under another agreement with the same counterparty. The company does not present any derivatives on a net basis in its financial statements, other than the conversion and bond hedge derivatives which are presented net on the Consolidated Statement of Comprehensive Loss, and all derivative balances presented are subject to provisions that are similar to master netting agreements.

During the first quarter of 2016, the company entered into privately negotiated convertible note hedges and related warrants in connection with its sale of $150,000,000 in aggregate principal amount of the company's 5.00% Convertible Senior Notes due 2021. The 2021 warrants, which increased paid in capital by $12,376,000, are clearly and closely related to the convertible notes and thus classified as equity. The convertible note hedge asset and convertible debt conversion liability were recorded, based on initial fair values, as an asset of $27,975,000 and a liability of $34,480,000, respectively, and these fair values are updated quarterly with the offset to the income statement. See "Long-Term Debt" in the notes to the Consolidated Financial Statements included elsewhere in this report for more detail.

During the second quarter of 2017, the company entered into privately negotiated convertible 2022 note hedges and warrants in connection with its sale of $120,000,000 in aggregate principal amount of the company's 4.50% Convertible Senior Notes due 2022. The 2022 warrants, which increased paid in capital by $14,100,000, are clearly and closely related to the convertible 2022 notes and thus classified as equity. The 2022 note hedge assets and 2022 convertible debt conversion liability were recorded, based on initial fair values, as an asset of $24,780,000 and a liability of $28,859,000, respectively, and these fair values are updated quarterly with the offset to the income statement. See "Long-Term Debt" in the notes to the Consolidated Financial Statements included elsewhere in this report for more detail.

The fair values of the outstanding convertible note derivatives as of December 31, 2018 and their effect on the Statement of Comprehensive Income (Loss) were as follows (in thousands):

		Gain (Loss)
	Fair Value	Twelve Months Ended
	December 31, 2018	December 31, 2018	December 31, 2017
Convertible 2021 debt conversion long-term liability	$(1,458)	$51,696	$(22,446)
Convertible 2022 debt conversion long-term liability	(2,611)	50,803	(24,555)
Convertible 2021 note hedge long-term asset	1,028	(45,887)	21,444
Convertible 2022 note hedge long-term asset	2,062	(44,618)	21,900
Net fair value and net gains (losses) on convertible debt derivatives	$(979)	$11,994	$(3,657)
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

The following table provides a summary of the company's assets and liabilities that are measured on a recurring basis (in thousands):

	Basis for Fair Value Measurements at Reporting Date
	Quoted Prices in Active Markets for Identical Assets / (Liabilities)	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Level I	Level II	Level III
December 31, 2018
Forward Exchange Contracts—net	—	$801	—
Convertible 2021 debt conversion liability	—	(1,458)	—
Convertible 2021 note hedge asset	—	1,028	—
Convertible 2022 debt conversion liability	—	(2,611)	—
Convertible 2022 note hedge asset	—	2,062	—
December 31, 2017
Forward Exchange Contracts—net	—	$(1,390)	—
Convertible 2021 debt conversion liability	—	(53,154)	—
Convertible 2021 note hedge asset	—	46,915	—
Convertible 2022 debt conversion liability	—	(53,414)	—
Convertible 2022 note hedge asset	—	46,680	—

The carrying and fair values of the company's financial instruments at December 31, 2018 and 2017 are as follows (in thousands):

	2018		2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$116,907	$116,907	$176,528	$176,528
Other investments	90	90	103	103
Installment receivables, net of reserves	1,796	1,796	1,809	1,809
Long-term debt (including current maturities of long-term debt) *	(255,645)	(181,928)	(243,445)	(294,173)
Convertible 2021 debt conversion liability in Other Long-Term Obligations	(1,458)	(1,458)	(53,154)	(53,154)
Convertible 2021 note hedge in Other Long-Term Assets	1,028	1,028	46,915	46,915
Convertible 2022 debt conversion liability in Other Long-Term Obligations	(2,611)	(2,611)	(53,414)	(53,414)
Convertible 2022 note hedge in Other Long-Term Assets	2,062	2,062	46,681	46,681
Forward contracts in other current assets	1,020	1,020	730	730
Forward contracts in accrued expenses	(219)	(219)	(2,120)	(2,120)
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

Other investments: The company has an investment in a limited partnership, which is accounted for using the cost method, adjusted for any estimated declines in value. The investment was acquired in a private placement and there is no quoted market price or stated rate of return. The company does not have the ability to easily sell the investment. The company completes an evaluation of the residual value related to such investments in the fourth quarter of each year. No impairment was recognized in 2018, 2017 or 2016.

Installment receivables: The carrying amount reported in the balance sheet for installment receivables approximates its fair value. The interest rates associated with these receivables have not varied significantly since inception. Management believes that after consideration of the credit risk, the net book value of the installment receivables approximates market value.

Long-term debt: Fair value for the company's convertible debt is based on quoted market-based estimates as of the end of the year, while the revolving credit facility fair value is based upon an estimate of the market for similar borrowing arrangements. The fair values are deemed to be categorized as Level 2 in the fair value hierarchy.

Convertible debt derivatives: The fair values for the convertible debt conversion liability and note hedge asset derivatives are based on valuation models in which all the significant inputs are observable in active markets.
Forward Contracts: The company operates internationally, and as a result, is exposed to foreign currency fluctuations. Specifically, the exposure includes intercompany loans and third-party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized and accounted for as hedging instruments. The forward contracts are used to hedge the following currencies: AUD, CAD, CHF, CNY, DKK, EUR, GBP, MXP, NOK, NZD, SEK and USD. The company does not use derivative financial instruments for speculative purposes. Fair values for the company's foreign exchange forward contracts are based on quoted market prices for contracts with similar maturities. The company's forward contracts are included in Other Current Assets or Accrued Expenses in the Consolidated Balance Sheets.

The gains and losses that result from the majority of the forward contracts are deferred and recognized when the offsetting gains and losses for the identified transactions are recognized. The company recognized a net gain of $239,000 in 2018 compared to a loss of $840,000 and a gain of $2,573,000 in 2017 and 2016, respectively, related to ASC 815 designated derivatives. Gains or losses recognized as the result of the settlement of forward contracts are recognized in cost of products sold for hedges of inventory transactions, sales for hedges of forecasted sales or selling, general and administrative expenses for other hedged transactions.

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

The company completes its annual impairment tests in the fourth quarter of each year. To estimate the fair values of the reporting units, the company utilizes a discounted cash flow method model in which the company forecasts income statement and balance sheet amounts based on assumptions regarding future sales growth, profitability, inventory turns, days' sales outstanding, etc. to forecast future cash flows. The cash flows are discounted using a weighted average cost of capital discount rate where the cost of debt is based on quoted rates for 20-year debt of companies of similar credit risk and the cost of equity is based upon the 20-year treasury rate for the risk-free rate, a market risk premium, the industry average beta, a small cap stock adjustment and reporting unit specific risk premiums as deemed appropriate. The discount rates used have a significant impact upon the discounted cash flow methodology utilized in the company's annual impairment testing as higher discount rates decrease the fair value estimates. The assumptions used are based on a market participant view and yielded a discount rate of 12.41% in 2018 for the company's annual impairment analysis for the reporting units with goodwill compared to 9.07% in 2017 and 8.67% in 2016.
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

While there was no indication of impairment in 2018 related to goodwill for the Europe or IPG segments, a future potential impairment is possible for any of the company's segments should actual results differ materially from forecasted results used in the valuation analysis. Furthermore, the company's annual valuation of goodwill can differ materially if the market inputs used to determine the discount rate change significantly. For instance, higher interest rates or greater stock price volatility would increase the discount rate and thus increase the chance of impairment. In consideration of this potential, the company reviewed the results if the discount rate used were 100 basis points higher for the 2018 impairment analysis and determined that there still would not be any indicator of potential impairment for the reporting units with goodwill, which are Europe and IPG.

The company recognized an intangible impairment charge in the IPG segment of $583,000 ($431,000 after-tax) in 2018 and $320,000 ($237,000 after-tax) in 2017 related to a trademark with an indefinite life. The fair value of the trademark was calculated using a relief from royalty payment methodology which requires applying an estimated market royalty rate to forecasted net sales and discounting the resulting cash flows to determine fair value.
The fair values of the company's intangible assets were calculated using inputs that are not observable in the market and included management's own estimates regarding the assumptions that market participants would use and thus these inputs are deemed Level III inputs in regard to the fair value hierarchy.

Notes to Financial Statements	Business Segments

Business Segments

The company operates in four primary business segments: North America/Home Medical Equipment (NA/HME), Institutional Products Group (IPG), Europe and Asia/Pacific. The NA/HME segment sells each of the three primary product lines, which includes: lifestyle, mobility and seating, and respiratory therapy products. IPG sells, and rented prior to the disposition of the rental businesses, long-term care medical equipment, health care furnishings and accessory products. Europe and Asia/Pacific sell product lines similar to NA/HME and IPG. The accounting policies of each segment are the same as those described in the summary of significant accounting policies for the company's consolidated financial statements. Intersegment sales and transfers are based on the costs to manufacture plus a reasonable profit element.

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

This performance measure, segment operating income (loss), is used by the Chief Operating Decision Maker for purposes of making decisions about allocating resources to a segment and assessing its performance. In addition, this metric is reviewed by the company's Board of Directors regarding segment performance and is a key metric in the performance management assessment of the company's employees.

The information by segment is as follows (in thousands):

	2018	2017	2016
Revenues from external customers
Europe (1)	$558,518	$535,326	$534,801
NA/HME (1)	306,615	320,818	402,914
Institutional Products Group	57,975	59,472	64,413
Asia/Pacific	49,239	50,881	45,346
Consolidated	$972,347	$966,497	$1,047,474
Intersegment revenues
Europe	$15,784	$13,815	$14,182
NA/HME	90,440	82,716	96,750
Institutional Products Group	504	2,083	2,885
Asia/Pacific	17,737	15,312	19,366
Consolidated	$124,465	$113,926	$133,183
Depreciation and amortization
Europe	$8,125	$7,446	$7,038
NA/HME (2)	6,136	5,452	5,956
Institutional Products Group	92	293	254
Asia/Pacific	1,189	1,420	1,349
All Other (3)	14	20	38
Consolidated (2)	$15,556	$14,631	$14,635
Net interest expense (income)
Europe	$225	$229	$197
NA/HME	27,068	21,729	15,119
Institutional Products Group	287	277	191
Asia/Pacific	222	199	103
Consolidated	$27,802	$22,434	$15,610

Notes to Financial Statements	Business Segments

	2018	2017	2016
Operating income (loss)
Europe (1)	$32,673	$33,160	$34,122
NA/HME (1)	(38,788)	(42,831)	(37,876)
Institutional Products Group	6,282	5,839	5,693
Asia/Pacific	4,051	(27)	(1,436)
All Other (2)	(18,448)	(23,706)	(20,657)
Charge related to restructuring activities	(3,481)	(12,274)	(2,447)
Gains on sale of businesses	—	—	7,386
Asset write-off	(583)	(320)	—
Consolidated operating loss	(18,294)	(40,159)	(15,215)
Net gain (loss) on convertible derivatives	11,994	(3,657)	1,268
Net Interest expense	(27,802)	(22,434)	(15,610)
Loss from continuing operations before income taxes	$(34,102)	$(66,250)	$(29,557)
Assets
Europe	$611,230	$646,085	$572,427
NA/HME (3)	204,941	349,137	265,092
Institutional Products Group	37,400	38,884	38,657
Asia/Pacific	30,336	29,922	25,703
All Other	1,948	2,005	1,864
Consolidated	$885,855	$1,066,033	$903,743
Long-lived assets
Europe	$407,021	$430,998	$388,692
NA/HME (3)	47,880	142,238	70,585
Institutional Products Group	29,129	31,340	30,603
Asia/Pacific	2,467	2,538	2,927
All Other	1,948	2,005	1,864
Consolidated	$488,445	$609,119	$494,671
Expenditures for assets
Europe	$5,348	$5,819	$5,552
NA/HME	3,648	7,702	3,426
Institutional Products Group	—	53	58
Asia/Pacific	827	995	1,115
Consolidated	$9,823	$14,569	$10,151
   ________________________

(1)
During the first quarter of 2017, a subsidiary, formerly included in the Europe segment, was transferred to the NA/HME segment as the subsidiary is managed by the NA/HME segment manager effective January 1, 2017. This revision increased revenues from external customers by $5,212,000 and $1,091,000 and increased operating loss by $128,000 and $75,000 for the twelve months ended December 31, 2017 and December 31, 2016, respectively, for NA/HME with an offsetting impact on Europe. Other items were also revised by immaterial amounts in 2017 for 2016 to conform with current presentation.

(2)	Consists of un-allocated corporate SG&A costs and intercompany profits, which do not meet the quantitative criteria for determining reportable segments.

(3)	Total assets and long-lived assets materially impacted by change in the fair value of the company's convertible note hedge assets.

Notes to Financial Statements	Business Segments

Net sales by product, are as follows (in thousands):

	2018	2017	2016
Europe
Lifestyle	$263,340	$266,290	$274,684
Mobility and Seating	252,997	225,909	209,501
Respiratory Therapy	23,736	26,261	35,030
Other(1)	18,445	16,866	15,586
	$558,518	$535,326	$534,801
NA/HME
Lifestyle	$122,080	$126,717	$173,301
Mobility and Seating	122,013	112,448	121,934
Respiratory Therapy	61,579	79,896	104,631
Other(1)	943	1,757	3,048
	$306,615	$320,818	$402,914
Institutional Products Group
Continuing Care	$57,975	$59,472	$64,413

Asia/Pacific
Mobility and Seating	$31,286	$29,096	$25,254
Lifestyle	9,762	10,402	10,161
Continuing Care	1,068	3,601	3,521
Respiratory Therapy	1,330	1,640	1,244
Other(1)	5,793	6,142	5,166
	$49,239	$50,881	$45,346

Total Consolidated	$972,347	$966,497	$1,047,474
   ________________________

(1)	Includes various services, including repair services, equipment rentals and external contracting.

No single customer accounted for more than 4.6% of the company's sales.

Notes to Financial Statements	Contingencies

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
In August 2018, the company received a Civil Investigative Demand (“CID”) from the U.S. Department of Justice (“DOJ”) related to DOJ's investigation into the rentals pricing practices of one of the company's former rentals businesses, which the company divested in July 2015. The former rentals business and its acquirer also received similar CID's from the DOJ, and in September 2018, the acquirer made a request for indemnification from the company under the divestiture agreement. The CID seeks documents and other information from the company, and the company is cooperating fully with the DOJ investigation. An unfavorable outcome could include the company being required to pay monetary damages, and incur attorneys' fees, penalties and other adverse actions. The company is unable to predict the outcome and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.

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
In December 2012, the company became subject to a consent decree of injunction filed by FDA with respect to the company's Corporate facility and its Taylor Street manufacturing facility in Elyria, Ohio. The consent decree initially limited the company's (i) manufacture and distribution of power and manual wheelchairs, wheelchair components and wheelchair sub-assemblies at or from its Taylor Street manufacturing facility, except in verified cases of medical necessity, (ii) design activities related to wheelchairs and power beds that take place at the impacted Elyria facilities and (iii) replacement, service and repair of products already in use from the Taylor Street manufacturing facility. Under the terms of the consent decree, in order to resume full operations, the company had to successfully complete independent, third-party expert certification audits at the impacted Elyria facilities, comprised of three distinct certification reports separately submitted to, and subject to acceptance by, FDA; submit its own report to the FDA; and successfully complete a reinspection by FDA of the company's Corporate and Taylor Street facilities.
On July 24, 2017, following its June 2017 reinspection of the Corporate and Taylor Street facilities, FDA notified the company that it is in substantial compliance with the FDA Act, FDA regulations and the terms of the consent decree and, that the company was permitted to resume full operations at those facilities including the resumption of unrestricted sales of products made in those facilities.

The consent decree will continue in effect for at least five years from July 24, 2017, during which time the company's Corporate and Taylor Street facilities must complete to two semi-annual audits in the first year and then four annual audits in the next four years performed by a company-retained expert firm. The expert audit firm will

Notes to Financial Statements	Contingencies

determine whether the facilities remain in continuous compliance with the FDA Act, FDA regulations and the terms of the consent decree. The FDA has the authority to inspect these facilities and any other FDA registered facility, at any time.
The FDA has continued to actively inspect the company's facilities, other than through the processes established under the consent decree. The company expects that the FDA will, from time to time, inspect substantially all the company's domestic and foreign FDA-registered facilities.
The results of regulatory claims, proceedings, investigations, or litigation are difficult to predict. An unfavorable resolution or outcome of any FDA warning letters or inspectional observations, or other FDA enforcement related to company facilities, could materially and adversely affect the company's business, financial condition, and results of operations.
The limitations previously imposed by the FDA consent decree negatively affected net sales in the NA/HME segment and, to a certain extent, the Asia/Pacific segment beginning in 2012. The limitations led to delays in new product introductions. Further, uncertainty regarding how long the limitations would be in effect limited the company's ability to renegotiate and bid on certain customer contracts and otherwise led to a decline in customer orders.
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
Any of the above contingencies could have an adverse impact on the company's financial condition or results of operations.

Notes to Financial Statements	Interim Financial Information

Interim Financial Information

(In thousands, except per share data - unaudited)	QUARTER ENDED
2018	March 31,	June 30,	September 30,	December 31,
Net sales	$237,060	$246,152	$244,559	$244,576
Gross profit	66,517	67,346	65,589	68,224
Loss before income taxes	(11,758)	(13,568)	(8,226)	(550)
Net loss	(14,108)	(16,543)	(12,026)	(1,245)
Net loss per share—basic	(0.43)	(0.5)	(0.36)	(0.04)
Net loss per share—assuming dilution *	(0.43)	(0.5)	(0.36)	(0.04)

2017	March 31,	June 30,	September 30,	December 31,
Net sales	$231,723	$233,517	$250,906	$250,351
Gross profit	65,145	65,022	70,740	68,344
Loss from before income taxes	(14,180)	(21,333)	(15,141)	(15,596)
Net loss	(16,780)	(23,508)	(18,591)	(17,662)
Net loss per share—basic	(0.52)	(0.72)	(0.57)	(0.54)
Net loss per share—assuming dilution *	(0.52)	(0.72)	(0.57)	(0.54)
________________________
* Net earnings (loss) per share assuming dilution calculated utilizing weighted average shares outstanding - basic in periods in which there is a net loss.

The description of significant items affecting continuing operations for each quarter presented are detailed below.

Loss and loss per share for the quarter ended March 31, 2018 reflects restructuring charges of $401,000 ($340,000 after tax or $0.01 per share assuming dilution) and net gain on convertible debt derivatives of $103,000 ($103,000 after tax or $0.00 per share assuming dilution).

Loss and loss per share for the quarter ended June 30, 2018 reflects restructuring charges of $344,000 ($330,000 after tax or $0.01 per share assuming dilution) and net gain on convertible debt derivatives of $21,000 ($21,000 after tax or $0.00 per share assuming dilution).

Loss and loss per share for the quarter ended September 30, 2018 reflects restructuring charges of $920,000 ($885,000 after tax or $0.03 per share assuming dilution) and net gain on convertible debt derivatives of $4,080,000 ($4,080,000 after tax or $0.12 per share assuming dilution).

Loss and loss per share for the quarter ended December 31, 2018 reflects restructuring charges of $1,816,000 pre-tax ($1,694,000 after tax or $0.05 per share assuming dilution), net gain on convertible debt derivatives of $7,790,000 ($7,790,000 after tax or $0.23 per share assuming dilution), an intangible asset impairment of $583,000 ($431,000 after-tax expense or $0.01 per share assuming dilution) and a non-cash tax benefit of $2,023,000

($0.06 per share assuming dilution) related to U.S. tax reform legislation.

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

Loss and loss per share for the quarter ended December 31, 2017 reflects restructuring charges of $3,301,000 pre-tax ($3,163,000 after tax or $0.10 per share assuming dilution), net loss on convertible debt derivatives of $957,000 ($957,000 after tax or $0.03 per share assuming dilution), an intangible asset impairment of 320,000 ($237,000 after-tax expense or $0.01 per share assuming dilution) and a non-cash tax benefit of $1,580,000 ($0.05 per share assuming dilution) related to the revaluation of net deferred tax liabilities as a result of the new U.S. tax reform legislation.

Schedule II - Valuation and Qualifying Accounts

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	COL A.	COL B.	COL C.		COL D.
	Balance At Beginning of Period	Charged To Cost And Expenses	Additions (Deductions) Describe		Balance At End of Period
		(In thousands)
Year Ended December 31, 2018
Deducted from asset accounts—
Allowance for doubtful accounts	$7,757	$2,029	$(2,976)	(A)	$6,810
Inventory obsolescence reserve	19,003	3,673	(4,334)	(B)	18,342
Tax valuation allowances	167,203	13,517	(6,061)	(C)	174,659
Accrued warranty cost	22,468	7,616	(13,731)	(B)	16,353
Accrued product liability	16,480	5,586	(5,473)	(D)	16,593
Year Ended December 31, 2017
Deducted from asset accounts—
Allowance for doubtful accounts	$9,754	$2,042	$(4,039)	(A)	$7,757
Inventory obsolescence reserve	17,795	4,922	(3,714)	(B)	19,003
Tax valuation allowances	173,981	(9,203)	2,425	(C)	167,203
Accrued warranty cost	23,302	11,083	(11,917)	(B)	22,468
Accrued product liability	20,611	5,062	(9,193)	(D)	16,480
Year Ended December 31, 2016
Deducted from asset accounts—
Allowance for doubtful accounts	$12,518	$1,059	$(3,823)	(A)	$9,754
Inventory obsolescence reserve	16,664	4,631	(3,500)	(B)	17,795
Tax valuation allowances	151,972	23,478	(1,469)	(C)	173,981
Accrued warranty cost	22,820	15,943	(15,461)	(B)	23,302
Accrued product liability	17,709	9,169	(6,267)	(D)	20,611
________________________
Note (A)—Uncollectible accounts written off, net of recoveries.
Note (B)—Amounts written off or payments incurred.
Note (C)—Other activity not affecting federal or foreign tax expense.
Note (D)—Loss and loss adjustment.