Form 10-Q
period 2019-03-31
INVACARE CORP
filed 2019-05-06
CIK 742112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Shares, without par value	IVC	New York Stock Exchange
As of May 2, 2019, the registrant had 33,758,629 Common Shares and 6,357 Class B Common Shares outstanding.

	Item	Page
PART I: FINANCIAL INFORMATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations	2	1
Financial Statements (Unaudited)	1
Condensed Consolidated Statement of Comprehensive Income (Loss) - Three Months Ended March 31, 2019 and March 31, 2018		17
Condensed Consolidated Balance Sheets - March 31, 2019 and December 31, 2018		18
Condensed Consolidated Statement of Cash Flows - Three Months Ended March 31, 2019 and March 31, 2018		19
Condensed Consolidated Statement of Shareholders' Equity - Three Months Ended March 31, 2019 and March 31, 2018		20
Notes to Condensed Consolidated Financial Statements - March 31, 2019		21
Quantitative and Qualitative Disclosures About Market Risk	3	58
Controls and Procedures	4	58

PART II: OTHER INFORMATION
Legal Proceedings	1	59
Risk Factors	1A	59
Unregistered Sales of Equity Securities and Use of Proceeds	2	60
Exhibits	6	61
Signatures		62

About Invacare Corporation

Invacare Corporation (NYSE: IVC) ("Invacare" or the "company") is a leading manufacturer and distributor in its markets for medical equipment used in non-acute care settings. At its core, the company designs, manufactures and distributes medical devices that help people to move, breathe, rest and perform essential hygiene. The company provides clinically complex medical device solutions for congenital (e.g., cerebral palsy, muscular dystrophy, spina bifida), acquired (e.g., stroke, spinal cord injury, traumatic brain injury, post-acute recovery, pressure ulcers) and degenerative (e.g., ALS, multiple sclerosis, chronic obstructive pulmonary disease (COPD), age related, bariatric) conditions. The company's products are important parts of care for people with a wide range of challenges, from those who are active and heading to work or school each day and may need additional mobility or respiratory support, to those who are cared for in residential care settings, at home and in rehabilitation centers. The company sells its products principally to home medical equipment providers with retail and e-commerce channels, residential care operators, dealers and government health services in North America, Europe and Asia Pacific. For more information about the company and its products, visit the company's website at www.invacare.com. The contents of the company's website are not part of this Quarterly Report on Form 10-Q and are not incorporated by reference herein.

MD&A	Overview

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The discussion and analysis presented below is concerned with material changes in financial condition and results of operations between the periods specified in the condensed consolidated balance sheets at March 31, 2019 and December 31, 2018, and in the condensed consolidated statement of comprehensive income (loss) for the three months ended March 31, 2019 and March 31, 2018. All comparisons presented are with respect to the same period last year, unless otherwise stated. This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes that appear elsewhere in this Quarterly Report on Form 10-Q and the MD&A included in the company's Annual Report on Form 10-K for the year ended December 31, 2018 and for some matters, SEC filings from prior periods may be useful sources of information.

In the first quarter of 2019, the company reassessed the alignment of its reporting segments and concluded that the North America/Home Medical Equipment (NA/HME) and Institutional Products Group (IPG) segments should be combined into a single operating segment, now referred to as North America. This change better reflects how the company manages, allocates resources and assesses performance of the businesses contained in the new North America segment. Additionally, the company reassessed the activity of the businesses in its former Asia/Pacific segment and concluded that the Asia Pacific businesses should now be reported as part of the All Other segment, since those businesses, individually and collectively, are not large enough relative to the company's overall business to merit disclosure as a separate reporting segment. The company expects that these changes will provide improved transparency of the company’s business results to its shareholders, and better align with how the company manages its businesses. Segment results for the first quarter of 2018 have been reclassified to reflect the realignment of the company’s reporting segments and be comparable to the segment results for the first quarter of 2019.
OVERVIEW

Invacare is a multi-national company with integrated capabilities to design, manufacture and distribute durable medical devices. The company makes products that help people move, breathe, rest and perform essential hygiene, and with those products the company supports people with congenital, acquired and degenerative conditions. The company's products and solutions are important parts of care for people with a range of challenges, from those who are active and involved in work or school each day and may need additional mobility or respiratory support, to those who are cared for in residential care settings, at home and in rehabilitation centers. The company operates in facilities in North America, Europe and Asia Pacific, which are the result of dozens of acquisitions made over the company's nearly forty-year history. Some of these acquisitions have been combined into integrated operating units, while others remain relatively independent.

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

Transformation
The company is executing a multi-year transformation to shift to its new strategy. This is expected to yield better financial results from the application of the company's resources to products and solutions that provide greater healthcare value in clinically complex rehabilitation and post-acute care. The transformation is divided into the following three phases:

Phase One - Assess and Reorient

•	Increase commercial effectiveness;

•	Shift and narrow the product portfolio;

•	Focus innovation on clinically complex solutions;

•	Accelerate quality efforts on quality excellence; and

•	Develop and expand talent.

Phase Two - Build and Align

•	Leverage commercial improvements;

•	Optimize the business for cost and efficiency;

•	Continue to improve quality systems;

MD&A	Overview

•	Launch new clinical product platforms; and

•	Expand talent management and culture.

Phase Three - Grow

•	Lead in quality culture and operations excellence; and

•	Grow above market.
The company's transformation and growth plan balances innovative organic growth, product portfolio changes across all regions, and cost improvements in supply chain and administrative functions. The company has engaged third-party experts to help assess, plan and support the execution of improvement opportunities, in an effort to ensure the best plans are adopted across the entire enterprise.
Key elements of the enhanced transformation and growth plan:

•	Re-evaluate all business segments and product lines for the potential to be profitable and to achieve a leading market position given evolving market dynamics;

•	In Europe, leverage centralized innovation and supply chain capabilities while reducing the cost and complexity of a legacy infrastructure;

•	In North America, adjust the portfolio to support consistent profitable growth, drive faster innovation, and redesign business processes to lower cost and improve customers' experience;

•	In Asia Pacific, remain focused on sustainable growth and expansion in the southeast Asia region; and

•	Globally, take actions to reduce working capital and improve free cash flow.

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

OUTLOOK

The company continues to expect to achieve the earnings and free cash flow usage targets announced for 2019 and into 2020 with a combination of low single-digit sales growth, gross margin improvements and substantial cost reductions. Certain product lines may be discontinued to focus investment on higher margin profitable areas of growth. The company participates in growing markets and believes its long-term economic potential remains strong.

For 2019, the company anticipates net sales growth in Europe and North America mobility and seating products, which is anticipated to be offset by year-over-year reduction in respiratory sales in North America impacted by market uncertainty due to recently implemented reimbursement changes. In addition, the company anticipates margin expansion as a result of cost improvement actions. These actions should contribute to improved earnings in 2019.

The company anticipates an improvement in free cash flow usage for 2019 as compared to 2018 driven by improvements in segment operating loss compared to 2018, and the benefit of converting the higher inventory levels at end of 2018 to cash in 2019. It further assumes that these benefits will be partially offset by increased working capital to support growth, especially in North America mobility and seating products with an extended quote-to-cash cycle, higher capital expenditures, and cash needed to fund restructuring actions. The company has historically generated negative free cash flow during the first half of the year. This pattern is expected to continue due to the timing of annual one-time payments such as customer rebates and employee bonuses earned during the prior year, and higher working capital usage from seasonal inventory increases. The absence of these payments and somewhat seasonally stronger sales in the second half of the year typically result in more favorable free cash flow in the second half of the year. The company expects capital expenditures of approximately $15,000,000 to $20,000,000 in 2019.

Furthermore, the company believes that a return to positive Adjusted EBITDA driven by operational performance and its balance sheet will support the company's transformation plans and enable the company to address future debt maturities.

MD&A	Net Sales

RESULTS OF OPERATION - NET SALES

The company operates in two primary business segments: North America and Europe with each selling the company's primary product categories, which include: lifestyle, mobility and seating and respiratory therapy products. Sales in Asia Pacific are reported in All Other and include products similar to those sold in North America and Europe.

($ in thousands USD)	1Q19*	1Q18	Reported % Change	Foreign Exchange % Impact	Constant Currency % Change
Europe	124,844	131,314	(4.9)	(6.8)	1.9
North America	86,244	94,669	(8.9)	(0.4)	(8.5)
All Other (Asia Pacific)	12,331	11,077	11.3	(8.6)	19.9
Consolidated	223,419	237,060	(5.8)	(4.4)	(1.4)

*Date format is quarter and year in each instance.

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

Constant currency net sales performance drivers by segment:
Europe - Constant currency net sales increased 1.9% in 1Q19 compared to 1Q18 driven by increases in mobility and seating and lifestyle sales partially offset by decrease sales of respiratory products.
North America - Constant currency net sales for 1Q19 decreased 8.5% compared to 1Q18. While mobility and seating sales increased slightly, respiratory product sales weighed on the segment as net sales declined $7.6 million for 1Q19 compared to 1Q18, impacted by reimbursement changes by CMS, as anticipated.
All Other - Constant currency net sales, which relate entirely to the Asia Pacific region, increased 19.9% for 1Q19 compared to 1Q18 driven by increases in all product categories, including particularly strong growth in mobility and seating products.

MD&A	Net Sales

The following tables provide net sales at reported rates for
1Q19 and 4Q18 and net sales for 1Q19 and 4Q18, respectively, as translated at the foreign exchange rates for the quarter ended

March 31, 2018 with each then compared to each other (constant currency sequential net sales).

	1Q19 at Reported Foreign Exchange Rates	Foreign Exchange Translation Impact	1Q19 at 1Q18 Foreign Exchange Rates	4Q18 at 1Q18 Foreign Exchange Rates	Sequential Growth $	Sequential Growth %
Europe	$124,844	$8,788	$133,632	$152,482	$(18,850)	(12.4)%
North America	86,244	407	86,651	87,856	(1,205)	(1.4)
All Other (Asia Pacific)	12,331	943	13,274	14,215	(941)	(6.6)
Consolidated	$223,419	$10,138	$233,557	$254,553	$(20,996)	(8.2)%

	4Q18 at Reported Foreign Exchange Rates	Foreign Exchange Translation Impact	4Q18 at 1Q18 Foreign Exchange Rates
Europe	$143,969	$8,513	$152,482
North America	87,506	350	87,856
All Other (Asia Pacific)	13,101	1,114	14,215
Consolidated	$244,576	$9,977	$254,553

The net sales amounts in the preceding table are converted at 1Q18 foreign exchange rates so that the sequential change in net sales can be shown, excluding the impact of changes in foreign currency exchange rates. The sequential change from 4Q18 to 1Q19 reflects the historical trend in which the company's sales are generally stronger in the second half of the year. As such, the sequential sales metric is not an indication of progress of sales growth in first quarter of the year versus the fourth quarter of the preceding year.

MD&A	Net Sales

Net sales of mobility and seating products, which comprise most of the company's clinically complex product portfolio, increased to 40.3% from 37.9% for constant currency net sales by product for 1Q19 compared to 1Q18.

This increase reflects the company's continued transformation efforts, especially where the company has shifted the product portfolio and alignment of resources to focus on clinically complex solutions.

MD&A	Gross Profit

GROSS PROFIT

Gross profit dollars for 1Q19 decreased compared to 1Q18 principally due to reduced net sales. Gross profit as a percentage of net sales was lower by 60 basis points compared to 1Q18 driven primarily by unfavorable sales mix and unfavorable foreign exchange in Europe. The company was able to significantly mitigate the direct and indirect negative impact of tariffs instituted in second half of 2018. In 1Q19, increased costs influenced by the tariffs were $400,000 in the North America segment.

Gross profit and gross margin drivers by segment:
Europe - Gross margin as a percentage of net sales for 1Q19 decreased one percentage point, while gross profit dollars decreased $3,318,000, compared to 1Q18. The decrease in gross profit dollars was driven primarily by unfavorable sales mix and unfavorable foreign exchange, both translation and transaction.
North America - Gross margin as a percentage of net sales for 1Q19 increased 1.2 percentage points, while gross profit dollars decreased $991,000, compared to 1Q18. The decrease in gross profit dollars was primarily due to lower sales volumes partially offset by favorable product mix and reduced warranty expense.
All Other - Gross margin, which primarily relates to the company's Asia Pacific businesses, decreased 2.8 percentage points, as a percentage of net sales, and gross profit dollars decreased $753,000, compared to 1Q18. The decrease in gross profit dollars was primarily due to higher warranty expense.

Sequential gross profit as a percentage of net sales decreased by 0.4 of a percentage point comparing 4Q18 to 1Q19 driven by increased warranty and R&D expense.
Sequential quarterly gross profit dollars decreased $6,769,000. The decrease in gross profit dollars was primarily attributable to margin impact from reduced net sales.

MD&A	SG&A

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

($ in thousands USD)	1Q19	1Q18	Reported Change	Foreign Exchange Impact	Constant Currency Change
SG&A Expenses - $	65,241	71,264	(6,023)	2,283	(3,740)
SG&A Expenses - % change			(8.5)	(3.3)	(5.2)
% to net sales	29.2	30.1

SG&A expense excluding the impact of foreign currency translation, which is referred to as "constant currency SG&A", decreased for 1Q19 compared to 1Q18 primarily due to reduced employment costs.

The reduction in SG&A expense was primarily driven by cost reduction actions implemented in 2018.

SG&A expense drivers by segment:

Europe - SG&A expenses for 1Q19 decreased $2,505,000 or 7.8% compared to 1Q18 with foreign currency translation decreasing SG&A expenses by approximately $1,873,000, or 5.8%. Constant currency SG&A expenses decreased $632,000, or 2.0%. The decreased expense was primarily attributable to lower employment costs partially offset by unfavorable foreign currency transactions.

North America - SG&A expenses for 1Q19 decreased 10.6%, or $3,153,000, compared to 1Q18 with foreign currency translation decreasing SG&A expenses by approximately $144,000. Constant currency SG&A expenses decreased $3,009,000, or 10.1% driven primarily by decreased employment and consulting costs.

All Other - SG&A expenses decreased by $365,000 with foreign currency translation decreasing SG&A expenses by $266,000. All Other includes SG&A related to the Asia Pacific businesses and non-allocated corporate costs. Related to the Asia Pacific businesses, 1Q19 SG&A decreased 6.8%, or $256,000, compared to 1Q18 with foreign currency translation decreasing SG&A expenses $266,000, or 7.0%. Constant currency SG&A expenses increased slightly as a result of unfavorable foreign currency transactions partially offset by lower employment costs. SG&A expenses, related to non-allocated corporate costs, for 1Q19 decreased 2.0%, or $109,000, compared to 1Q18. The slight decrease was driven primarily by decreased employment costs including stock compensation expense principally offset by higher consulting costs.

MD&A	Operating Income (Loss)

OPERATING INCOME (LOSS)

($ in thousands USD)	1Q19	1Q18	$ Change	% Change
Europe	5,782	6,594	(812)	(12.3)
North America	(4,379)	(6,540)	2,161	33.0
All Other	(5,189)	(4,801)	(388)	(8.1)
Charges related to restructuring	(692)	(401)	(291)	(72.6)
Consolidated Operating Loss	(4,478)	(5,148)	670	13.0

For 1Q19, consolidated operating loss improved due to reduced SG&A, driven by lower employment costs, offset by reduced gross profit.

Operating income (loss) by segment:
Europe - Operating income for 1Q19 decreased compared to 1Q18 principally due to unfavorable sales mix and unfavorable foreign exchange partially offset by lower SG&A expenses driven primarily by lower employment costs, including the benefit from reduction in force actions implemented late last year.

North America - Operating loss for 1Q19 decreased compared to 1Q18 primarily due to improved gross margin and reduced SG&A expense, due largely to lower employment costs. Both gross margin and SG&A benefited from cost reductions. Gross margin improved despite the negative impact of tariffs and related material cost increases of approximately $0.4 million in 1Q19.

All Other - Operating loss for 1Q19 increased driven by a decrease in operating profit in the Asia Pacific businesses principally as a result of higher warranty expense, which was partially offset by reduced non-allocated corporate SG&A costs.

Charge Related to Restructuring Activities
Restructuring charges totaled $692,000 in the first quarter 2019 principally related to severance costs. Restructuring charges were incurred in the Europe ($320,000) and North America ($553,000) segments partially offset by a charge reversal in the Other segment ($181,000).

Restructuring charges totaled $401,000 in the first quarter 2018 related to severance costs in Europe ($293,000), North America ($97,000) and Other ($11,000) segments.

MD&A	Other Items

OTHER ITEMS

Net Gain (Loss) on Convertible Debt Derivatives

($ in thousands USD)	Change in Fair Value - Gain (Loss)
	1Q19	1Q18
Convertible Note Hedge Assets	15,126	4,286
Convertible Debt Conversion Liabilities	(15,399)	(4,183)
Net Gain (Loss) on Convertible Debt Derivatives	(273)	103

The company recognized a net loss of $273,000 in 1Q19 and compared to a net gain of $103,000 in 1Q18 related to the fair value of convertible debt derivatives. See "Long-Term Debt" in the notes to the Consolidated Financial Statements included elsewhere in this report for more detail.

Interest

($ in thousands USD)	1Q19	1Q18	$ Change	% Change
Interest Expense	7,314	6,962	352	5.1
Interest Income	(129)	(249)	120	(48.2)

The increase in interest expense for 1Q19 compared to the same periods last year was primarily related to interest associated with leases.

Income Taxes

The company had an effective tax rate of 16.3% and 20.0% on losses before tax from continuing operations for the three months ended March 31, 2019 and 2018 compared to an expected benefit of 21.0% on the continuing operations pre-tax loss for each period. The company's effective tax rate for 1Q19 and 1Q18 was unfavorable as compared to the U.S. federal statutory rate expected benefit, principally due to the negative impact of the company not being able to record tax benefits related to the significant losses in countries which had tax valuation allowances. The effective tax rate was increased for 1Q19 and 1Q18 by certain taxes outside the United States, excluding countries with tax valuation allowances, that were at an effective rate higher than the U.S. statutory rate.

MD&A	Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES

The company continues to maintain an adequate liquidity position through its cash balances and unused bank lines of credit (see Long-Term Debt in the Notes to Condensed Consolidated Financial Statements included in this report). Key balances on the company's balance sheet and related metrics:

($ in thousands USD)	March 31, 2019	December 31, 2018	$ Change	% Change
Cash and cash equivalents	91,926	116,907	(24,981)	(21.4)
Working capital (1)	185,692	199,202	(13,510)	(6.8)
Total debt (2)	323,576	299,912	23,664	7.9
Long-term debt (2)	313,145	297,802	15,343	5.2
Total shareholders' equity	350,542	359,147	(8,605)	(2.4)
Credit agreement borrowing availability (3)	29,585	33,362	(3,777)	(11.3)

(1)	Current assets less current liabilities.

(2)
Long-term debt and Total debt include debt issuance costs recognized as a deduction from the carrying amount of debt liability and debt discounts classified as debt as well as long term lease obligations for both operating and financing leases.

(3)
Reflects the combined availability of the company's North American and European asset-based revolving credit facilities. The change in borrowing availability is due to changes in the calculated borrowing base.

The company's cash and cash equivalents balances were $91,926,000 and $116,907,000 at March 31, 2019 and December 31, 2018, respectively. The decrease in cash was the result of normal operations and continued investment in our transformation strategy.

Debt repayments, acquisitions, divestitures, the timing of vendor payments, the timing of customer rebate payments, the granting of extended payment terms to significant national accounts and other activity can have a significant impact on the company's cash flow and borrowings outstanding such that the cash reported at the end of a given period may be materially different than cash levels during a given period. While the company has cash balances in various jurisdictions around the world, there are no material restrictions regarding the use of such cash for dividends within the company, loans or other purposes, except in China where the cash balance, as of March 31, 2019, was $577,000. The company continues the process of eliminating its operations there, which until completed, restricts access to certain cash balances.

The company's total debt outstanding, inclusive of the debt discount related to debentures included in equity as well as the debt discount and fees associated with the company's Convertible Senior Notes due 2021 and 2022, increased by $23,664,000 to $323,576,000 at March 31, 2019 from $299,912,000 as of December 31, 2018. As a result of implementing ASU 2016-02, "Leases" as of January 1, 2019, the company recorded operating lease liabilities which totaled $23,667,000 as of March 31, 2019. See "Long-Term Debt" and "Leases and Commitments" in the Notes to Condensed Consolidated Financial Statements for more details regarding the company's convertible notes and credit facilities and lease liabilities, respectively.

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

While there is general concern about the potential for rising interest rates, the company expects that it will be able to absorb modest rate increases in the months ahead without any material impact on its liquidity or capital resources. The weighted average interest rate on revolving credit borrowings, excluding capital leases, was 4.78% for the for the three months ended March 31, 2019 and for the year ended December 31, 2018.

See "Long-Term Debt" in the Notes to the Consolidated Financial Statements for more details regarding the company's credit facilities.

MD&A	Liquidity and Capital Resources

CAPITAL EXPENDITURES

The company estimates that capital investments for 2019 could approximate between $15,000,000 and $20,000,000, compared to actual capital expenditures of $9,823,000 in 2018. The anticipated increase relates primarily to the company's investments to transform the company. The company believes that its balances of cash and cash equivalents and existing borrowing facilities will be sufficient to meet its operating cash requirements and fund required capital expenditures (see "Liquidity and Capital Resources"). The Credit Agreement limits the company's annual capital expenditures to $35,000,000. As of March 31, 2019, the company has no material capital expenditure commitments outstanding.

DIVIDEND POLICY

On February 21, 2019, the company's Board of Directors declared a quarterly cash dividend of $0.0125 per Common Share to shareholders of record as of April 4, 2019, which was paid on April 18, 2019. The Board of Directors has suspended the company’s regular quarterly dividend on the Class B Common Shares. Fewer than 7,000 Class B Common Shares remain outstanding and suspending the regular Class B dividend allows the company to save on the administrative costs and compliance expenses associated with that dividend. Holders of Class B Common Shares are entitled to convert their shares into Common Shares at any time on a share-for-share basis and would be eligible for any Common Share dividends declared following any such conversion.

MD&A	Cash Flows

CASH FLOWS

The cash used by operating activities for the three months ended March 31, 2019 was driven by a net loss, decreased accrued expenses and increased inventory partially offset by reduced receivables and accounts payable. The decrease in cash used by operating activities in the first three months of 2019 compared to the same period last year was principally driven by a reduced net loss.
The decrease in cash flows used by investing activities for the first three months of 2018 as compared to the same period last year was primarily related decreased purchases of property and equipment.

Cash flows used by financing activities in the first three months of 2019 and 2018 are primarily attributable to dividends and payments on capital leases.

MD&A	Cash Flows

Free cash flow is a non-GAAP financial measure and is reconciled to the corresponding GAAP measure as follows:

($ in thousands USD)	1Q19	1Q18
Net cash used by operating activities	(22,588)	(24,651)
Plus: Sales of property and equipment	20	10
Less: Purchases of property and equipment	(1,812)	(2,065)
Free Cash Flow	(24,380)	(26,706)

Free cash flow for the first three months 2019 and 2018 was negatively impacted by the same items that affected cash flows used by operating activities. Free cash flow is a non-GAAP financial measure that is comprised of net cash used by operating activities plus purchases of property and equipment less proceeds from sales of property and equipment. Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the company and its ability to repay debt or make future investments (including acquisitions, etc.).

Generally, the first half of the year is cash consumptive and impacted by significant disbursements related to annual customer rebate payments which normally occur in the first quarter of the year and, to lesser extent, into the second quarter of the year. In addition, the second quarter of the year represents the period annual employee bonuses are paid, if earned. Investment in inventory is historically heavy in the first half of the year with planning around the company's supply chain to fulfill shipments in the second half of the year and can be impacted by footprint rationalization projects. As a result, historically, the company realizes stronger cash flow in the second half of the year versus the first half of the year. On that basis and considering anticipated increased working capital investment, the company anticipates its cash flow seasonality for 2019 will be similar to 2018, with full year 2019 cash flow usage estimated to be at or below approximately $25 million.

The company's approximate cash conversion days at March 31, 2019, December 31, 2018 and March 31, 2018 are as follows:
The decrease in current days in receivables compared to prior periods was driven by lower receivables in the quarter ended March 31, 2019 compared to the prior periods shown. The days in inventory increased from December 31, 2018 as historically the company invests in inventory in the first half of the year.

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

ACCOUNTING ESTIMATES AND PRONOUNCEMENTS

CRITICAL ACCOUNTING ESTIMATES

The Consolidated Financial Statements included in the report include accounts of the company and all majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Consolidated Financial Statements and related footnotes. In preparing the financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, thus, actual results could differ from these estimates. Please refer to the Critical Accounting Estimates section within MD&A of company's Annual Report on Form 10-K for the period ending December 31, 2018 as well as the revenue recognition and warranty disclosure below.

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

MD&A	Accounting Estimates and Pronouncements

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

Financial Statements

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Income (Loss) (unaudited)

(In thousands, except per share data)	Three Months Ended March 31,
	2019	2018
Net sales	$223,419	$237,060
Cost of products sold	161,964	170,543
Gross Profit	61,455	66,517
Selling, general and administrative expenses	65,241	71,264
Charges related to restructuring activities	692	401
Operating Loss	(4,478)	(5,148)
Net (gain) loss on convertible debt derivatives	273	(103)
Interest expense	7,314	6,962
Interest income	(129)	(249)
Loss Before Income Taxes	(11,936)	(11,758)
Income tax provision	1,950	2,350
Net Loss	$(13,886)	$(14,108)
Dividends Declared per Common Share	$0.0125	$0.0125
Net Loss per Share—Basic	$(0.42)	$(0.43)
Weighted Average Shares Outstanding—Basic	33,304	32,911
Net Loss per Share—Assuming Dilution	$(0.42)	$(0.43)
Weighted Average Shares Outstanding—Assuming Dilution	33,317	33,799
Net Loss	$(13,886)	$(14,108)
Other comprehensive income (loss):
Foreign currency translation adjustments	5,102	11,816
Defined Benefit Plans:
Amortization of prior service costs and unrecognized gains (loss)	26	(47)
Deferred tax adjustment resulting from defined benefit plan activity	(6)	(82)
Valuation reserve associated with defined benefit plan activity	6	82
Current period loss on cash flow hedges	(509)	(247)
Deferred tax benefit related to loss on cash flow hedges	21	110
Other Comprehensive Income	4,640	11,632
Comprehensive Loss	$(9,246)	$(2,476)
(Elements as a % of Net Sales)
Net Sales	100.0%	100.0%
Cost of products sold	72.5	71.9
Gross Profit	27.5	28.1
Selling, general and administrative expenses	29.2	30.1
Charges related to restructuring activities	0.3	0.2
Operating Loss	(2.0)	(2.2)
Net loss on convertible debt derivatives	0.1	—
Interest expense	3.3	2.9
Interest income	(0.1)	(0.1)
Loss Before Income Taxes	(5.3)	(5.0)
Income tax provision	0.9	1.0
Net Loss	(6.2)%	(6.0)%
See notes to condensed consolidated financial statements.

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)

	March 31, 2019	December 31, 2018
	(In thousands)
Assets
Current Assets
Cash and cash equivalents	$91,926	$116,907
Trade receivables, net	117,188	119,743
Installment receivables, net	1,502	1,574
Inventories, net	130,437	128,123
Other current assets	35,560	31,063
Total Current Assets	376,613	397,410
Other Assets	21,294	6,360
Intangibles	26,407	26,506
Property and Equipment, net	45,260	45,984
Financing Lease Assets, net	27,995	28,322
Operating Lease Assets, net	23,420	—
Goodwill	384,157	381,273
Total Assets	$905,146	$885,855
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$88,149	$92,469
Accrued expenses	90,263	99,867
Current taxes payable	2,078	3,762
Current portion of financing lease obligations	2,280	2,110
Current portion of operating lease obligations	8,151	—
Total Current Liabilities	190,921	198,208
Long-Term Debt	229,356	225,733
Finance Lease Long-term Obligations	27,629	27,802
Operating Leases Long-term Obligations	15,516	—
Other Long-Term Obligations	91,182	74,965
Shareholders’ Equity
Preferred Shares (Authorized 300 shares; none outstanding)	—	—
Common Shares (Authorized 100,000 shares; 37,661 and 37,010 issued and outstanding at March 31, 2019 and December 31, 2018, respectively)—no par	9,588	9,419
Class B Common Shares (Authorized 12,000 shares; 6 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively)—no par	2	2
Additional paid-in-capital	299,180	297,919
Retained earnings	128,153	142,447
Accumulated other comprehensive income (loss)	17,433	12,793
Treasury shares (3,879 and 3,841 shares at March 31, 2019 and December 31, 2018, respectively)	(103,814)	(103,433)
Total Shareholders’ Equity	350,542	359,147
Total Liabilities and Shareholders’ Equity	$905,146	$885,855
See notes to condensed consolidated financial statements.

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (unaudited)

	For the Three Months Ended March 31,
	2019	2018
Operating Activities	(In thousands)
Net loss	$(13,886)	$(14,108)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	3,898	4,111
Amortization operating lease right of use assets	2,172	—
Provision for losses on trade and installment receivables	185	201
Provision (benefit) for deferred income taxes	329	(3)
Provision (benefit) for other deferred liabilities	234	(66)
Provision for equity compensation	1,430	1,766
Loss on disposals of property and equipment	54	35
Amortization of convertible debt discount	3,099	2,786
Amortization of debt fees	615	620
Loss (Gain) on convertible debt derivatives	273	(103)
Changes in operating assets and liabilities:
Trade receivables	3,535	(930)
Installment sales contracts, net	13	141
Inventories	(1,588)	(8,713)
Other current assets	(3,957)	(1,653)
Accounts payable	(4,683)	2,759
Accrued expenses	(12,794)	(11,509)
Other long-term liabilities	(1,517)	15
Net Cash Used by Operating Activities	(22,588)	(24,651)
Investing Activities
Purchases of property and equipment	(1,812)	(2,065)
Proceeds from sale of property and equipment	20	10
Change in other long-term assets	(20)	(228)
Net Cash Used by Investing Activities	(1,812)	(2,283)
Financing Activities
Payments on revolving lines of credit, long-term borrowings and capital leases	(866)	(393)
Proceeds from exercise of stock options	—	1,410
Payment of dividends	(408)	(403)
Purchase of treasury stock	(381)	(920)
Net Cash Used by Financing Activities	(1,655)	(306)
Effect of exchange rate changes on cash	1,074	1,330
Decrease in cash and cash equivalents	(24,981)	(25,910)
Cash and cash equivalents at beginning of year	116,907	176,528
Cash and cash equivalents at end of period	$91,926	$150,618
See notes to condensed consolidated financial statements.

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
Consolidated Statement of Shareholders' Equity

(In thousands)	Common Stock	Class B Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehen-sive Earnings	Treasury Stock	Total
January 1, 2018 Balance	$9,304	$2	$290,125	$187,999	$36,870	$(101,006)	$423,294
Exercise of stock options	26	—	1,385	—	—	(920)	491
Performance awards	—	—	631	—	—	—	631
Non-qualified stock options	—	—	227	—	—	—	227
Restricted stock awards	65	—	843	—	—	—	908
Net loss	—	—	—	(14,108)	—	—	(14,108)
Foreign currency translation adjustments	—	—	—	—	11,816	—	11,816
Unrealized loss on cash flow hedges	—	—	—	—	(137)	—	(137)
Defined benefit plans: Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	(47)	—	(47)
Total comprehensive loss							(2,476)
Dividends	—	—	—	(403)	—	—	(403)
March 31, 2018 Balance	9,395	2	293,211	173,488	48,502	(101,926)	422,672

January 1, 2019 Balance	9,419	2	297,919	142,447	12,793	(103,433)	359,147
Performance awards	29	—	436	—	—	(348)	117
Non-qualified stock options	—	—	124	—	—	—	124
Restricted stock awards	140	—	701	—	—	(33)	808
Net loss	—	—	—	(13,886)	—	—	(13,886)
Foreign currency translation adjustments	—	—	—	—	5,102	—	5,102
Unrealized loss on cash flow hedges	—	—	—	—	(488)	—	(488)
Defined benefit plans: Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	26	—	26
Total comprehensive loss							(9,246)
Dividends	—	—	—	(408)	—	—	(408)
March 31, 2019 Balance	$9,588	$2	$299,180	$128,153	$17,433	$(103,814)	$350,542
See notes to condensed consolidated financial statements.

Notes to Financial Statements	Accounting Policies

Accounting Policies

Principles of Consolidation:  The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of March 31, 2019 and the results of its operations and changes in its cash flow for the three months ended March 31, 2019 and 2018, respectively. Certain foreign subsidiaries, represented by the European segment, are consolidated using a February 28 quarter end to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the company's financial statements. All significant intercompany transactions are eliminated. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates:  The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates.

Recent Accounting Pronouncements (Already Adopted):
In February 2016, the FASB issued ASU 2016-02, "Leases." ASU 2016-02 requires lessees to put most leases on their balance sheet while recognizing expense in a manner similar to existing accounting. The new accounting guidance was effective for fiscal periods beginning after December 15, 2018 and early adoption was permitted. The company adopted ASU 2016-02, effective on January 1, 2019, using the optional transitional method in which periods prior to 2019 were not restated. The company elected to apply the package of practical expedients in which lease identification, classification and treatment of initial direct costs is retained, and will recognize right of use lease assets and liabilities for all leases regardless of lease term. The company has completed an assessment of its systems, data and processes related to implementing this standard and completed its information system design and solution development as well as the development of related internal controls. As a result of adoption of this standard, the company recorded $23,420,000 in operating lease right of use assets offset by lease liabilities on the company's consolidated balance sheets. The standard did not have a material impact on the company's results of operations or cash flows.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income,” which allows reclassification of certain tax effects created as a result of changing methodologies, laws and tax rates legislated in the Tax Cuts and Jobs Act of 2017 (the Act). This new standard allows for stranded income tax effects resulting from the Act to be reclassified into retained earnings to allow for their tax effect to reflect the appropriate tax rate.  Due to the full valuation allowance on our U.S. net deferred tax assets, a reclassification of stranded tax effects to retained earnings was not required.

Reclassifications: Finance lease assets and related long-term liabilities have been reclassified from Property and Equipment, net and Long-Term Debt, respectively, to Finance Lease Assets, net and Long-term Obligations - Financing Leases, respectively, in the Consolidated Balance Sheets as of December 31, 2018 to conform with the presentation for 2019.

In the first quarter of 2019, the company reassessed the alignment of its reporting segments and concluded that the North America/Home Medical Equipment (NA/HME) and Institutional Products Group (IPG) segments should be combined into a single operating segment, now referred to as North America. This change better reflects how the company manages, allocates resources and assesses performance of the businesses contained in the new North America segment. Additionally, the company reassessed the activity of the businesses in its former Asia/Pacific segment and concluded that the Asia Pacific businesses should now be reported as part of the All Other segment, since those businesses, individually and collectively, are not large enough relative to the company's overall business to merit disclosure as a separate reporting segment. The company expects that these changes will provide improved transparency of the company’s business results to its shareholders, and better align with how the company manages its businesses. Segment results for the first quarter of 2018 have been reclassified to reflect the realignment of the company’s reporting segments and be comparable to the segment results for the first quarter of 2019.

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

Notes to Financial Statements	Current Assets

Current Assets

Receivables

Receivables consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Accounts receivable, gross	$138,577	$146,482
Customer rebate reserve	(9,799)	(15,452)
Allowance for doubtful accounts	(4,969)	(5,268)
Cash discount reserves	(5,305)	(4,777)
Other, principally returns and allowances reserves	(1,316)	(1,242)
Accounts receivable, net	$117,188	$119,743

Reserves for customer bonus and cash discounts are recorded as a reduction in revenue and netted against gross accounts receivable. Customer rebates in excess of a given customer's accounts receivable balance are classified in Accrued Expenses. Customer rebates and cash discounts are estimated based on the most likely amount principle as well as historical experience and anticipated performance. In addition, customers have the right to return product within the company’s normal terms policy, and as such the company estimates the expected returns based on an analysis of historical experience and adjusts revenue accordingly. The decrease in customer rebates reserve from December 31, 2018 to March 31, 2019 was the result of rebate payments, the majority of which are paid in the first quarter of each year.

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

The estimated allowance for uncollectible amounts is based primarily on management’s evaluation of the financial condition of specific customers. In addition, as a result of the company's financing arrangement with DLL, a third-party financing company which the company has worked with since 2000, management monitors the collection status of these contracts in accordance with the company’s limited recourse obligations and provides amounts necessary for estimated losses in the allowance for doubtful accounts and establishes reserves for specific customers as needed. The company writes off uncollectible trade accounts receivable after such receivables are moved to collection status and legal remedies are exhausted. See Concentration of Credit Risk in the Notes to the Consolidated Financial Statements for a description of the financing arrangement. Long-term installment receivables are included in “Other Assets” on the consolidated balance sheet.

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
Installment receivables consist of the following (in thousands):

	March 31, 2019			December 31, 2018
	Current	Long- Term	Total	Current	Long- Term	Total
Installment receivables	$1,958	$1,104	$3,062	$1,986	$1,374	$3,360
Less: Unearned interest	(25)	—	(25)	(22)	—	(22)
	1,933	1,104	3,037	1,964	1,374	3,338
Allowance for doubtful accounts	(431)	(1,051)	(1,482)	(390)	(1,152)	(1,542)
Installment receivables, net	$1,502	$53	$1,555	$1,574	$222	$1,796

Installment receivables purchased from DLL during the three months ended March 31, 2019 increased the gross installment receivables balance by $89,000. No sales of installment receivables were made by the company during the quarter.

The movement in the installment receivables allowance for doubtful accounts was as follows (in thousands):

	Three Months Ended March 31, 2019	Year Ended December 31, 2018
Balance as of beginning of period	$1,542	$2,644
Current period provision (benefit)	241	550
Direct write-offs charged against the allowance	(301)	(1,652)
Balance as of end of period	$1,482	$1,542

Installment receivables by class as of March 31, 2019 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired installment receivables with a related allowance recorded	$2,350	$2,350	$1,482	$—
Canada
Non-Impaired installment receivables with no related allowance recorded	712	687	—	38
Impaired installment receivables with a related allowance recorded	—	—	—	—
Total Canadian installment receivables	712	687	—	38
Total
Non-Impaired installment receivables with no related allowance recorded	712	687	—	38
Impaired installment receivables with a related allowance recorded	2,350	2,350	1,482	—
Total installment receivables	$3,062	$3,037	$1,482	$38

Notes to Financial Statements	Current Assets

Installment receivables by class as of December 31, 2018 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired installment receivables with a related allowance recorded	$2,669	$2,669	$1,540	$—
Canada
Non-Impaired installment receivables with no related allowance recorded	689	667	—	127
Impaired installment receivables with a related allowance recorded	2	2	2	—
Total Canadian installment receivables	691	669	2	127
Total
Non-Impaired installment receivables with no related allowance recorded	689	667	—	127
Impaired installment receivables with a related allowance recorded	2,671	2,671	1,542	—
Total installment receivables	$3,360	$3,338	$1,542	$127

Installment receivables with a related allowance recorded as noted in the table above represent those installment receivables on a non-accrual basis in accordance with ASU 2010-20. As of March 31, 2019, the company had no U.S. installment receivables past due of 90 days or more for which the company is still accruing interest. Individually, all U.S. installment receivables are assigned a specific allowance for doubtful accounts based on management’s review when the company does not expect to receive both the contractual principal and interest payments as specified in the loan agreement. In Canada, the company had an immaterial amount of Canadian installment receivables which were past due of 90 days or more as of December 31, 2018 for which the company was still accruing interest.

The aging of the company’s installment receivables was as follows (in thousands):

	March 31, 2019			December 31, 2018
	Total	U.S.	Canada	Total	U.S.	Canada
Current	$709	$—	$709	$663	$—	$663
0-30 Days Past Due	3	—	3	11	—	11
31-60 Days Past Due	—	—	—	10	—	10
61-90 Days Past Due	—	—	—	6	—	6
90+ Days Past Due	2,350	2,350	—	2,670	2,669	1
	$3,062	$2,350	$712	$3,360	$2,669	$691

Notes to Financial Statements	Current Assets

Inventories

Inventories consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Finished goods	$56,116	$55,120
Raw materials	64,042	62,766
Work in process	10,279	10,237
Inventories, net	$130,437	$128,123

Other Current Assets

Other current assets consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Value added tax receivables	$20,515	$16,372
Prepaid insurance	2,166	2,626
Service contracts	2,106	2,201
Derivatives (foreign currency forward exchange contracts)	1,166	1,020
Prepaid inventory	633	521
Recoverable income taxes	618	787
Prepaid debt fees	397	395
Prepaid and other current assets	7,959	7,141
Other Current Assets	$35,560	$31,063

Notes to Financial Statements	Long-Term Assets

Long-Term Assets

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Convertible 2022 note hedge asset	$10,684	$2,062
Convertible 2021 note hedge asset	7,532	1,028
Cash surrender value of life insurance policies	1,974	1,948
Deferred financing fees	304	402
Long-term installment receivables	53	222
Long-term deferred taxes	401	352
Investments	90	90
Other	256	256
Other Long-Term Assets	$21,294	$6,360

As part of issuing debt, the company entered into related convertible note hedge derivatives which are included in Other Long-Term Assets, the value of which will be adjusted quarterly to reflect fair value. The fair values of the note hedge assets during the year are significantly impacted by changes in the company's stock price.

See "Long-Term Debt" in the notes to the Consolidated Financial Statements included elsewhere in this report for more detail regarding the company's issuance of convertible debt and the related convertible note hedge derivatives.

Property and Equipment
Property and equipment consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Machinery and equipment	$299,752	$301,039
Land, buildings and improvements	33,569	37,606
Leasehold improvements	8,995	8,847
Furniture and fixtures	9,860	9,898
Property and Equipment, gross	352,176	357,390
Less allowance for depreciation	(306,916)	(311,406)
Property and Equipment, net	$45,260	$45,984

Lease Assets
In the first quarter of 2019, the company recorded operating lease assets as a result of the adoption of ASU 2016-02. The company's operating lease assets, and financing lease asset, have been separately disclosed on the Consolidate Balance Sheets. Finance lease assets have been reclassified from Property and Equipment, net to Finance Lease Assets in the Consolidated Balance Sheets as of December 31, 2018 to conform with the presentation for 2019.

Goodwill
The change in goodwill from December 31, 2018 to March 31, 2019 was due to foreign currency translation. As part of the company's realignment of its reportable and operating segments, the company considered whether the reporting units used for purposes of assessing impairment of goodwill should be changed and concluded that no changes were necessary.

Notes to Financial Statements	Long-Term Assets

Intangibles

The company's intangibles consist of the following (in thousands):

	March 31, 2019		December 31, 2018
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer lists	$52,311	$51,590	$51,828	$50,768
Trademarks	24,666	—	24,385	—
Developed technology	7,660	6,655	7,608	6,563
Patents	5,511	5,511	5,500	5,497
License agreements	748	748	733	733
Other	1,162	1,147	1,162	1,149
Intangibles	$92,058	$65,651	$91,216	$64,710

All the company’s intangible assets have been assigned definite lives and continue to be amortized over their useful lives, except for trademarks shown above, which have indefinite lives. The changes in intangible balances reflected on the balance sheet from December 31, 2018 to March 31, 2019 were the result of foreign currency translation and amortization.

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

Amortization expense related to intangibles was $392,000 in the first three months of 2019 and is estimated to be $1,254,000 in 2019, $186,000 in 2020, $186,000 in 2021, $186,000 in 2022, $186,000 in 2023 and $133,000 in 2024. Amortized intangibles are being amortized on a straight-line basis over remaining lives of 1 to 6 years with most of the intangibles being amortized over an average remaining life of approximately 2 years.

Notes to Financial Statements	Current Liabilities

Current Liabilities

Accrued Expenses

Accrued expenses consist of accruals for the following (in thousands):

	March 31, 2019	December 31, 2018
Salaries and wages	$22,037	$23,289
Taxes other than income taxes, primarily Value Added Taxes	21,905	23,197
Warranty	15,072	16,353
Professional	5,200	5,888
Freight	3,871	3,363
Deferred revenue	3,816	2,416
Interest	3,497	3,992
Product liability, current portion	2,818	2,728
Rebates	1,316	7,966
Severance	1,122	1,657
Derivative liabilities (foreign currency forward exchange contracts)	1,105	219
Insurance	776	738
Supplemental Executive Retirement Program liability	391	391
Rent	387	483
Other items, principally trade accruals	6,950	7,187
Accrued Expenses	$90,263	$99,867

Depending on the terms of the contract, the company may defer the recognition of a portion of the revenue at the end of a reporting period to align with the transfer of control of the company’s products to the customer. In addition, to the extent performance obligations are satisfied over time, the company defers revenue recognition until the performance obligations are satisfied.

Accrued rebates relate to several volume incentive programs the company offers its customers. The company accounts for these rebates as a reduction of revenue when the products are sold in accordance with the guidance in ASC 605-50, Customer Payments and Incentives. Rebates are netted against gross accounts receivables unless in excess of such receivables and then classified as accrued expenses. The reduction in accrued rebates from December 31, 2018 to March 31, 2019 primarily relates to payments principally made in the first quarter each year.

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
The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

Balance as of January 1, 2019	$16,353
Warranties provided during the period	1,181
Settlements made during the period	(3,083)
Changes in liability for pre-existing warranties during the period, including expirations	621
Balance as of March 31, 2019	$15,072

Warranty reserves are subject to adjustment in future periods as new developments change the company's estimate of the total cost.

Notes to Financial Statements	Long-Term Liabilities

Long-Term Debt

Debt consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Convertible senior notes at 5.00%, due in February 2021	$132,345	$130,260
Convertible senior notes at 4.50%, due in June 2022	97,011	95,473
Long-Term Debt	$229,356	$225,733

The company had outstanding letters of credit of $3,108,000 and $3,123,000 as of March 31, 2019 and December 31, 2018, respectively. There were no borrowings denominated in foreign currencies as of March 31, 2019 and December 31, 2018. The weighted average interest rate on all borrowings, excluding capital leases, was 4.78% for the three months ended March 31, 2019 and for the year ended December 31, 2018.

On September 30, 2015, the company entered into an Amended and Restated Revolving Credit and Security Agreement, which was subsequently amended (the “Credit Agreement”) and which matures on January 16, 2021. The Credit Agreement was entered into by and among the company, certain of the company’s direct and indirect U.S. and Canadian subsidiaries and certain of the company’s European subsidiaries (together with the company, the “Borrowers”), certain other of the company’s direct and indirect U.S., Canadian and European subsidiaries (the “Guarantors”), and PNC Bank, National Association (“PNC”), JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited, KeyBank National Association, and Citizens Bank, National Association (the “Lenders”). PNC is the administrative agent (the “Administrative Agent”) and J.P. Morgan Europe Limited is the European agent (the “European Agent”) under the Credit Agreement. In connection with entering into the company's Credit Agreement, the company incurred fees which were capitalized and are being amortized as interest expense. As of March 31, 2019, debt fees yet to be amortized through January 2021 totaled $701,000.

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

The aggregate borrowing availability under the U.S. and Canadian Credit Facility is determined based on a borrowing base formula. The aggregate usage under the U.S. and Canadian Credit Facility may not exceed an amount equal to the sum of (a) 85% of eligible U.S. accounts receivable plus (b) the lesser of (i) 70% of eligible U.S. inventory and eligible foreign in-transit inventory and (ii) 85% of the net orderly liquidation value of eligible U.S. inventory and eligible foreign in-transit inventory (not to exceed $4,000,000), plus (c) the lesser of (i) 85% of the net orderly liquidation value of U.S. eligible machinery and equipment and (ii) $585,000 as of March 31, 2019 (subject to reduction as provided in the Credit Agreement), plus (d) 85% of eligible Canadian accounts receivable, plus (e) the lesser of (i) 70% of eligible Canadian inventory and (ii) 85% of the net orderly liquidation value of eligible Canadian inventory, less (f) swing loans outstanding under the U.S. and Canadian Credit Facility, less (g) letters of credit issued and undrawn under the U.S. and Canadian Credit Facility, less (h) a $5,000,000 minimum availability reserve, less (i) other reserves required by the Administrative Agent, and in each case subject to the definitions and limitations in the Credit Agreement. As of March 31, 2019, the company was in compliance with all covenant requirements and had borrowing capacity on the U.S. and Canadian Credit Facility under the Credit Agreement of $19,647,000, considering the minimum availability reserve, then-outstanding letters of credit, other reserves and the $11,250,000 dominion trigger amount described below. Borrowings under the U.S. and Canadian Credit Facility are secured by substantially all of the company’s U.S. and Canadian assets, other than real estate.

Interest will accrue on outstanding indebtedness under the Credit Agreement at the LIBOR rate, plus a margin ranging from 2.25% to 2.75%, or at the alternate base rate, plus a margin ranging from 1.25% to 1.75%, as selected by the company. Borrowings under the U.S. and Canadian Credit Facility are subject to commitment fees of 0.25% or 0.375% per year, depending on utilization.

Notes to Financial Statements	Long-Term Liabilities

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

The Credit Agreement contains customary default provisions, with certain grace periods and exceptions, which provide that events of default that include, among other things, failure to pay amounts due, breach of covenants, representations or warranties, bankruptcy, the occurrence of a material adverse effect, exclusion from any medical reimbursement program, and an interruption of any material manufacturing facilities for more than 10 consecutive days. There were no borrowings outstanding under the U.S. and Canadian Credit Facility at March 31, 2019.

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

The aggregate borrowing availability for each European Borrower under the European Credit Facility is determined based on a borrowing base formula. The aggregate borrowings of each of the European Borrowers under the European Credit Facility may not exceed an amount equal to (a) 85% of the European Borrower’s eligible accounts receivable, less (b) the European Borrower’s borrowings and swing line loans outstanding under the European Credit Facility, less (c) the European Borrower’s letters of credit issued and undrawn under the European Credit

Facility, less (d) a $3,000,000 minimum availability reserve, less (e) other reserves required by the European Agent, and in each case subject to the definitions and limitations in the Credit Agreement. As of March 31, 2019, the aggregate borrowing availability to the European Borrowers under the European Credit Facility was approximately $9,938,000, considering the $3,000,000 minimum availability reserve and the $3,375,000 dominion trigger amount described below.

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

Notes to Financial Statements	Long-Term Liabilities

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

The proceeds of the European Credit Facility will be used to finance the working capital and other business needs of the company. There were no borrowings outstanding under the European Credit Facility at March 31, 2019.

Convertible senior notes due 2021

In the first quarter of 2016, the company issued $150,000,000 aggregate principal amount of 5.00% Convertible Senior Notes due 2021 (the “2021 notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2021 notes bear interest at a rate of 5.00% per year payable semi-annually in arrears on February 15 and August 15 of each year, beginning August 15, 2016. The 2021 notes will mature on February 15, 2021, unless repurchased or converted in accordance with their terms prior to such date. Prior to August 15, 2020, the 2021 notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Unless and until the company obtains shareholder approval under applicable New York Stock Exchange rules, the 2021 notes will be convertible, subject to certain conditions, into cash. If the company obtains such shareholder approval, the 2021 notes may be settled in cash, the company’s common shares or a combination of cash and the company’s common shares, at the company’s election. The company has submitted a proposal at its 2019 annual meeting for the purpose of obtaining such shareholder approval.

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

Holders of the 2021 notes will have the right to require the company to repurchase all or some of their 2021 notes at 100% of their principal, plus any accrued and unpaid interest, upon the occurrence of certain fundamental changes. The initial conversion rate is 60.0492 common shares per $1,000 principal amount of 2021 notes (equivalent to an initial conversion price of approximately $16.65 per common share). The company evaluated the terms of the conversion features under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the features did require separate accounting as a derivative. This derivative was capitalized on the balance sheet as a long-term liability and will be adjusted to reflect fair value each quarter. The fair value of the convertible debt conversion liability at issuance was $34,480,000. The fair value of the convertible debt conversion liability at March 31, 2019 was $8,173,000 compared to $1,458,000 as of December 31, 2018. The company recognized a loss of $6,715,000 for the three months ended March 31, 2019 compared to a loss of $2,373,000 for the three months ended March 31, 2018 related to the convertible debt conversion liability.

In connection with the offering of the 2021 notes, the company entered into privately negotiated convertible note hedge transactions with two financial institutions (the “option counterparties”). These transactions cover, subject to customary anti-dilution adjustments, the number of the company’s common shares that will initially underlie the 2021 notes, and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the 2021 notes. The company evaluated the note hedges under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the note hedges should be accounted for as derivatives. These derivatives were capitalized on the balance sheet as long-term assets and will be adjusted to reflect fair value each quarter. The fair value of the convertible note hedge assets at issuance was $27,975,000. The fair value of the convertible note hedge assets at March 31, 2019 was $7,532,000 compared to $1,028,000 as of December 31, 2018. The company recognized a gain of $6,504,000 for the three months ended March 31, 2019 compared to a gain of $2,047,000 for the three

Notes to Financial Statements	Long-Term Liabilities

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

The liability components of the 2021 notes consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Principal amount of liability component	$150,000	$150,000
Unamortized discount	(15,408)	(17,193)
Debt fees	(2,247)	(2,547)
Net carrying amount of liability component	$132,345	$130,260

The unamortized discount of $15,408,000 is to be amortized through February 2021. The effective interest rate on the liability component was 11.1%. Non-cash interest expense of $1,785,000 was recognized for the three months ended March 31, 2019 compared to $1,602,000 for the three months ended March 31, 2018 in comparison to actual interest expense accrued of $1,875,000 for both the three months ended March 31, 2019 and March 31, 2018, respectively, based on the stated coupon rate of 5.0%. The 2021 notes were not convertible as of March 31, 2019 nor was the applicable conversion threshold met.

Convertible senior notes due 2022

In the second quarter of 2017, the company issued $120,000,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2022 (the “2022 notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on June 1 and December 1 of each year, beginning December 1, 2017. The 2022 notes will mature on June 1, 2022, unless repurchased or converted in accordance with their terms prior to such date. Prior to December 1, 2021, the 2022 notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Unless and until the company obtains shareholder approval of the issuance of the company's common shares upon conversion of the 2022 notes under applicable New York Stock Exchange rules, the 2022 notes will be convertible, subject to certain conditions, into only cash. If the company obtains such shareholder approval, the 2022 notes may be settled in cash, the company’s common shares or a combination of cash and the company’s common shares, at the company’s election. The company has submitted a proposal at its 2019 annual meeting for the purpose of obtaining such shareholder approval.

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

Holders of the 2022 notes will have the right to require the company to repurchase all or some of their 2022 notes at 100% of their principal, plus any accrued and unpaid interest, upon the occurrence of certain fundamental changes. The initial conversion rate is 61.6095 common shares per $1,000 principal amount of 2022 notes (equivalent to an initial conversion price of approximately $16.23 per common share). The company evaluated the terms of the conversion features under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the features did require separate accounting as a derivative. This derivative was capitalized on the balance sheet as a long-term liability and will be adjusted to reflect fair value each quarter. The fair value of the convertible debt conversion liability at issuance was $28,859,000. The fair value of the convertible debt conversion liability at March 31, 2019 was $11,295,000 compared to $2,611,000 at December 31, 2018. The company recognized a loss of $8,684,000 for the three months ended March 31, 2019 compared to a loss of $1,810,000 for the three months ended March 31, 2018 related to the convertible debt conversion liability.

In connection with the offering of the 2022 notes, the company entered into privately negotiated convertible note hedge transactions with one financial institution (the “option counterparty”). These transactions cover, subject to customary anti-dilution adjustments, the number of the company’s common shares that will initially underlie the 2022 notes, and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the 2022 notes. The company evaluated the note hedges under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the note hedges should be accounted for as derivatives. These derivatives were capitalized on the balance sheet as long-term assets and will be adjusted to reflect fair value each quarter. The fair value of the convertible note hedge assets at issuance was $24,780,000. The fair value of the convertible note hedge assets at March 31, 2019 was $10,684,000 compared to $2,062,000 at December 31, 2018. The company recognized a gain of $8,622,000 for the three months ended March 31, 2019, compared to a gain of $2,239,000 for the three months ended March 31, 2018 related to the convertible note hedge asset.

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

The liability components of the 2022 notes consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Principal amount of liability component	$120,000	$120,000
Unamortized discount	(20,161)	(21,476)
Debt fees	(2,828)	(3,051)
Net carrying amount of liability component	$97,011	$95,473

The unamortized discount of $20,161,000 is to be amortized through June 2022. The effective interest rate on the liability component was 10.9%. Non-cash interest expense of $1,314,000 was recognized for the three months ended March 31, 2019 compared to $1,184,000 for the three months ended March 31, 2018 in comparison to actual interest expense accrued of $1,350,000 for both the three months ended March 31, 2019 and March 31, 2018, respectively, based on the stated coupon rate of 4.5%. The 2022 notes were not convertible as of March 31, 2019 nor was the applicable conversion threshold met.

Notes to Financial Statements	Long-Term Liabilities

Other Long-Term Obligations

Other long-term obligations consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Deferred income taxes	$25,167	$24,681
Product liability	14,173	13,865
Convertible 2022 debt conversion liability	11,295	2,611
Convertible 2021 debt conversion liability	8,173	1,458
Pension	6,677	6,670
Deferred gain on sale leaseback	6,049	6,124
Deferred compensation	5,508	5,577
Supplemental Executive Retirement Plan liability	5,214	5,250
Advance payment on sale of land & buildings	3,524	3,524
Uncertain tax obligation including interest	2,146	2,140
Other	3,256	3,065
Other Long-Term Obligations	$91,182	$74,965

The convertible debt conversion liability amounts included in the above table represent the fair values of the conversion liabilities as of March 31, 2019 and December 31, 2018. The changes in the fair values of the debt conversion liabilities during the quarter were significantly impacted by the change in the company's stock price. See "Long-Term Debt" in the notes to the Consolidated Financial Statements included elsewhere in this report for more detail.

On April 23, 2015, the company entered into a real estate sale leaseback transaction which resulted in the company recording an initial deferred gain of $7,414,000, the majority of which is included in Other Long-Term Obligations and will be recognized over the 20-year life of the leases. The gains realized were $73,000 and $70,000 for the three months ended March 31, 2019 and 2018, respectively.

In the third quarter of 2018, the company agreed to sell its Isny, Germany location with a net book value at the signing of the agreement of approximately $2,900,000. In accordance with the agreement, title will not transfer to the buyer until April 2020; however, the company received an advance payment for a portion of the proceeds, as disclosed above. The advance payment was reflected in the investing section of the Consolidated Statement of Cash Flows in the third quarter of 2018. The company will continue to depreciate the building and expects to record a gain on the transaction when completed in 2020.

Financial Statements

Leases and Commitments

The company reviews new contracts in accordance with ASU 2016-02, "Leases" to determine if the contracts include a lease. To the extent a lease agreement includes an extension option that is reasonably certain to be exercised, the company has recognized those amounts as part of the right-of-use assets and lease liabilities. The company combines lease and non-lease components, such as common area maintenance, in the calculation of the lease assets and related liabilities. As most lease agreements do not provide an implicit rate, the company uses an incremental borrowing rate (IBR) based on information available at commencement date in determining the present value of lease payments and to help classify the lease as operating or financing. The company calculates its IBR based on the secured rates of the company's recent debt issuances, the credit rating of the company, changes in currencies, lease repayment timing as well as other publicly available data.

The company leases a portion of its facilities, transportation equipment, data processing equipment and certain other equipment. These leases have terms from 1 to 20 years and provide for renewal options. Generally, the company is required to pay taxes and normal expenses associated with operating the facilities and equipment. As of March 31, 2019, the company is committed under non-cancelable operating leases, which have initial or remaining terms in excess of one year and expire on various dates through 2035.

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
In connection with the transaction, the requirements for sale lease-back accounting were met. Accordingly, the company recorded the sale of the properties, removed the related property and equipment from the company's balance sheet, recognized an initial deferred gain of $7,414,000 and an immediate loss of

$257,000 related to one property and recorded new lease liabilities. Specifically, the company recorded four capital leases totaling $32,339,000 and one operating lease related to leased land, which was not a material component of the transaction. The gains on the sales of the properties were required to be deferred and recognized over the life of the leases as the property sold is being leased back. The deferred gain is classified under Other Long-Term Obligations on the Consolidated Balance Sheet. The gain realized was $73,000 and $70,000 for the three months ended March 31, 2019 and March 31, 2018, respectively.
In December 2018, the company entered into a 20-year lease agreement in Germany. The lease is not expected to commence until April 2020.
Lease expenses for the three months ended March 31, 2019 and March 31, 2018, respectively, were as follows (in thousands):

	March 31, 2019	March 31, 2018
Operating leases	$2,409	$4,315
Variable and short-term leases	614	—
Total operating leases	3,023	4,315

Finance lease interest cost	311	293
Finance lease depreciation	609	932
Total finance leases	$920	$1,225

Future minimum operating and finance lease commitments, as of March 31, 2019, are as follows (in thousands):

	Finance Leases	Operating Leases
2019	$2,632	$7,884
2020	3,294	7,331
2021	3,003	5,539
2022	2,455	3,362
2023	2,404	1,251
Thereafter	26,995	2,183
Total future minimum lease payments	40,783	27,550
Amounts representing interest	(10,874)	(3,883)
Present value of minimum lease payments	29,909	23,667
Less: current maturities of lease obligations	(2,280)	(8,151)
Long-term lease obligations	$27,629	$15,516

Financial Statements

Supplemental cash flow information for the three months ended March 31, 2019 and March 31, 2018, respectively, were as follows (in thousands):

Cash Activity: Cash paid in measurement of amounts for lease liabilities	March 31, 2019
Operating Leases	$3,151
Financing Leases	882
Total	$4,033

Non-Cash Activity: Right-of-use assets obtained in exchange for lease obligations	March 31, 2019
Operating Leases	$197
Financing Leases	280
Total	$477

Weighted-average remaining lease terms and discount rates for finance and operating leases are as follows as of March 31, 2019:

March 31, 2019
Weighted-average remaining lease term - finance leases	14.8 years
Weighted-average remaining lease term - operating leases	3.9 years
Weighted-average discount rate - finance leases	3.84%
Weighted-average discount rate - operating leases	7.74%

Notes to Financial Statements	Revenue

Revenue

The company has two revenue streams: product and services. Services include repair, refurbishment, preventive maintenance and rental of product. Services for the North America segment include maintenance and repair of product. Services for the Europe segment include repair, refurbishment and preventive maintenance services. Services in All Other, are in the Asia Pacific region, and include rental and repair of product. The following tables disaggregate the company’s revenues by major source and by reportable segment (in thousands):

	Three Months Ended March 31, 2019
	Product	Service	Total
Europe	$121,685	$3,159	$124,844
North America	85,877	367	86,244
All Other (Asia Pacific)	11,104	1,227	12,331
Total	$218,666	$4,753	$223,419
% Split	98%	2%	100%

	Three Months Ended March 31, 2018
	Product	Service	Total
Europe	$128,002	$3,312	$131,314
North America	94,079	590	94,669
All Other (Asia Pacific)	9,945	1,132	11,077
Total	$232,026	$5,034	$237,060
% Split	98%	2%	100%

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

Depending on the terms of the contract, the company may defer the recognition of a portion of the revenue at the end of a reporting period to align with transfer of control of the company’s products to the customer. In addition, to the extent performance obligations are satisfied over time, the company defers revenue recognition until the performance obligations are satisfied. As of March 31, 2019 and December 31, 2018, the company had deferred revenue of $3,816,000 and $2,416,000, respectively, related to outstanding performance obligations.

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

As of March 31, 2019, 6,357 Class B Common Shares remained outstanding. Conversion of Class B Common Shares have substantially diminished the significance of the company’s dual class voting structure. As of March 31, 2019, the holders of the Common Shares represented approximately 99.9% of the company’s total outstanding voting power.

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
The Compensation and Management Development Committee of the Board (the “Compensation Committee”), in its discretion, may grant an award under the 2018 Plan to any director or employee of the company or an affiliate. As of March 31, 2019, 687,667 Common Shares were available for future issuance under the 2018 Plan in connection with the following types of awards with respect to the company's Common Shares: incentive stock options, nonqualified stock options, SARs, restricted stock, restricted stock units, unrestricted stock and performance shares. The Compensation Committee also may grant performance units that are payable in cash. The Compensation Committee has the authority to determine which participants will receive awards, the amount of the awards and the other terms and conditions of the awards.
The company has submitted an amendment to the 2018 Plan to shareholders for approval at the company’s 2019 annual meeting that, if approved by shareholders, will increase the number of Common Shares authorized for issuance under the 2018 Plan by 3,000,000 additional Common Shares.
The 2018 Plan provides that shares granted come from the company's authorized but unissued Common Shares or treasury shares. In addition, the company's stock-based compensation plans allow employee participants to exchange shares for minimum withholding taxes, which results in the company acquiring treasury shares.
The amounts of equity-based compensation expense recognized as part of SG&A expenses in All Other in business segments were as follows (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Restricted stock / units	$841	$908
Performance shares / units	465	631
Non-qualified and performance stock options	124	227
Total stock-based compensation expense	$1,430	$1,766

Notes to Financial Statements	Equity Compensation

As of March 31, 2019, unrecognized compensation expense related to equity-based compensation arrangements granted under the company's 2018 Plan and previous plans, which is related to non-vested options and shares, was as follows (in thousands):

March 31, 2019
Restricted stock and restricted stock units	$13,900
Performance shares and performance share units	12,702
Non-qualified and performance stock options	1,815
Total unrecognized stock-based compensation expense	$28,417

Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures and for updated vesting assumptions for the performance share awards (see "Stock Options" and "Performance Shares and Performance Share Units" below). No tax benefits for share-based compensation were realized during the three months ended March 31, 2019 and 2018 due to a valuation allowance against deferred tax assets. In accordance with ASC 718, any tax benefits resulting from tax deductions in excess of the compensation expense recognized is classified as a component of financing cash flows.

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

The following table summarizes information about stock option activity for the three months ended March 31, 2019:

	March 31, 2019		Weighted Average Exercise Price
Options outstanding at January 1, 2019	1,885,362		$18.78
Granted	—		—
Exercised	—		—
Canceled	(11,908)		20.57
Options outstanding at March 31, 2019	1,873,454		$18.77
Options exercise price range at March 31, 2019	$12.15	to	$33.36
Options exercisable at March 31, 2019	1,342,294
Shares available for grant at March 31, 2019*	687,667
________

*
Shares available for grant as of March 31, 2019 reduced by net restricted stock and restricted stock unit award activity of (246,070) shares and performance share and performance share unit award activity of 812,396 shares.

The following table summarizes information about stock options outstanding at March 31, 2019:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at March 31, 2019	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2019	Weighted Average Exercise Price
$ 12.15 – $20.00	801,734	6.5	$12.77	270,574	$14.00
$ 20.01 – $25.00	724,251	1.3	22.20	724,251	22.20
$ 25.01 – $30.00	342,973	1.4	25.33	342,973	25.33
$ 30.01 – $33.36	4,496	2.1	33.36	4,496	33.36
Total	1,873,454	3.5	$18.77	1,342,294	$21.38

Notes to Financial Statements	Equity Compensation

The 2018 Plan provides for a one-year minimum vesting period for stock options and, generally, options must be exercised within ten years from the date granted. No stock options were issued in 2019 or 2018 and those issued in 2017 were performance-based and may vest after the conclusion of the three-year performance period ending December 31, 2019 based on achievement of performance goals established by the Compensation Committee and subject to the Compensation Committee's exercise of negative discretion to reduce the number of options vested based on the progress towards the company's transformation. All other outstanding stock options were issued in 2014 or prior years and were not performance-based.

For the stock options issued in 2014 and prior, 25% of such options vested one year following the issuance and provided a four-year vesting period whereby options vest in 25% installments in each year. Options granted with graded vesting were accounted for as single options. The fair value of options granted is estimated on the date of grant using a Black-Scholes option-pricing model. The calculated fair value of the 2017 performance option awards was $5.38 per option.

Restricted Stock and Restricted Stock Units

The following table summarizes information about restricted shares and restricted share units (primarily for non-U.S. recipients):

	March 31, 2019	Weighted Average Fair Value
Stock / Units unvested at January 1, 2019	637,663	$15.04
Granted	799,011	9.96
Vested	(10,000)	15.68
Canceled	(46,960)	14.56
Stock / Units unvested at March 31, 2019	1,379,714	$12.11

The restricted stock awards generally vest ratably over the three years after the award date. Unearned restricted stock compensation, determined as the market value of the shares at the date of grant, is being amortized on a straight-line basis over the vesting period.

Performance Shares and Performance Share Units

The following table summarizes information about performance shares and performance share units (for non-U.S. recipients):

	March 31, 2019	Weighted Average Fair Value
Shares / Units unvested at January 1, 2019	448,294	$14.37
Granted	576,737	9.93
Vested	—	—
Canceled	—	—
Shares / Units unvested at March 31, 2019	1,025,031	$11.87

During the three months ended March 31, 2019, performance shares and performance share units (for non-U.S. recipients) were granted as performance awards with a three-year performance period with payouts based on achievement of certain performance goals. The awards are classified as equity awards as they will be settled in Common Shares upon vesting. The number of shares earned will be determined at the end of the three-year performance period based on achievement of performance criteria for January 1, 2019 through December 31, 2021 established by the Compensation Committee at the time of grant. Recipients will be entitled to receive a number of Common Shares equal to the number of performance shares that vest based upon the levels of achievement which may range between 0% and 150% of the target number of shares with the target being 100% of the initial grant.

The fair value of the performance awards is based on the stock price on the date of grant discounted for the estimated value of dividends foregone as the awards are not eligible for dividends except to the extent vested. The company assesses the probability that the performance targets will be met with expense recognized whenever it is probable that at least the minimum performance criteria will be achieved. Depending upon the company's assessment of the probability of achievement of the goals, the company may not recognize any expense associated with performance awards in a given period, may reverse prior expense recorded or record additional expense to make up for expense not recorded in a prior period. Performance award compensation expense is generally expected to be recognized over three years. Expense is being recognized for the 2017, 2018 and 2019 awards as it is considered probable that the performance goals for those awards will be met.

Notes to Financial Statements	Accumulated Other Comprehensive Income

Accumulated Other Comprehensive Income (Loss) by Component

Changes in accumulated other comprehensive income ("OCI") (in thousands):

Three Months Ended March 31, 2019	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
December 31, 2018	$12,244	$2,662	$(2,703)	$590	$12,793
OCI before reclassifications	7,447	(2,345)	(141)	(259)	4,702
Amount reclassified from accumulated OCI	—	—	167	(229)	(62)
Net current-period OCI	7,447	(2,345)	26	(488)	4,640
March 31, 2019	$19,691	$317	$(2,677)	$102	$17,433

Three Months Ended March 31, 2018	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
December 31, 2017	$50,376	$(4,612)	$(7,652)	$(1,242)	$36,870
OCI before reclassifications	8,709	3,107	82	(385)	11,513
Amount reclassified from accumulated OCI	—	—	(129)	248	119
Net current-period OCI	8,709	3,107	(47)	(137)	11,632
March 31, 2018	$59,085	$(1,505)	$(7,699)	$(1,379)	$48,502

Reclassifications out of accumulated OCI were as follows (in thousands):

	Amount reclassified from OCI		Affected line item in the Statement of Comprehensive (Income) Loss
	For the Three Months Ended March 31,
	2019	2018
Defined Benefit Plans
Service and interest costs	$167	$(129)	Selling, General and Administrative
Tax	—	—	Income Taxes
Total after tax	$167	$(129)

Derivatives
Foreign currency forward contracts hedging sales	$(156)	$25	Net Sales
Foreign currency forward contracts hedging purchases	(84)	251	Cost of Products Sold
Total loss (income) before tax	(240)	276
Tax	11	(28)	Income Taxes
Total after tax	$(229)	$248

Notes to Financial Statements	Charges Related to Restructuring Activities

Charges Related to Restructuring Activities

The company's restructuring charges were originally necessitated primarily by continued declines in Medicare and Medicaid reimbursement by the U.S. government, as well as similar healthcare reimbursement pressures abroad, which negatively affect the company's customers (e.g. home health care providers) and continued pricing pressures faced by the company due to the outsourcing by competitors to lower cost locations. Restructuring decisions were also the result of reduced profitability in North America and Asia Pacific. In addition, as a result of the company's transformation strategy, additional restructuring actions were implemented in 2017 and have continued into 2019.

For the three months ended March 31, 2019, charges totaled $692,000 which were related to North America ($553,000), Europe ($320,000) and in All Other a charge reversal of $181,000. In North America, costs were incurred related to severance ($531,000) and contract terminations ($22,000). The European and All Other charges and/or reversal were for severance costs. Payments for the three months ended March 31, 2019 were $1,225,000 and the cash payments were funded with company's cash on hand. The 2019 charges are expected to be paid out within twelve months.

For the three months ended March 31, 2018, charges totaled $401,000 which were related to severance in North America ($97,000), Europe ($293,000) and All Other ($11,000). Payments for the three months ended March 31, 2018 were $2,460,000 and the cash payments were funded with company's cash on hand. Most of the 2018 charges have been paid out.
There have been no material changes in accrued balances related to the charges, either as a result of revisions to the plans or changes in estimates. In addition, the savings anticipated as a result of the company's restructuring plans have been or are expected to be achieved, primarily resulting in reduced salary and benefit costs principally impacting Selling, General and Administrative expenses, and to a lesser extent, Costs of Products Sold. To date, the company's liquidity has not been materially impacted. Please refer to Charges Related to Restructuring Activities of company's Annual Report on Form 10-K for the period ending December 31, 2018 for disclosure of restructuring activity prior to 2019.
A progression by reporting segment of the accruals recorded as a result of the restructuring for the three months ended March 31, 2019 is as follows (in thousands):

	Severance	Contract Terminations	Total
December 31, 2018 Balances
North America	$656	$25	$681
Europe	181	—	181
All Other	820	—	820
Total	1,657	25	1,682
Charges
North America	531	22	553
Europe	320	—	320
All Other	(181)	—	(181)
Total	670	22	692
Payments
North America	(668)	(20)	(688)
Europe	(225)	—	(225)
All Other	(312)	—	(312)
Total	(1,205)	(20)	(1,225)
March 31, 2019 Balances
North America	519	27	546
Europe	276	—	276
All Other	327	—	327
Total	$1,122	$27	$1,149

Notes to Financial Statements	Income Taxes

Income Taxes

The company had an effective tax rate of 16.3% and 20.0% on losses before tax from continuing operations for the three months ended March 31, 2019 and 2018 compared to an expected benefit of 21.0% on the continuing operations pre-tax loss for each period. The company's effective tax rate for each of the three months ended March 31, 2019 and March 31, 2018 were unfavorable as compared to the U.S. federal statutory rate expected benefit, principally due to the negative impact of the company not being able to record tax benefits related to the significant losses in countries which had tax valuation allowances. The effective tax rate was increased for the three months ended March 31, 2019 and March 31, 2018 by certain taxes outside the United States, excluding countries with tax valuation allowances, that were at an effective rate higher than the U.S. statutory rate.

Notes to Financial Statements	Net Loss Per Common Share

Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated.

(In thousands except per share data)	For the Three Months Ended March 31,
	2019	2018
Basic
Average common shares outstanding	33,304	32,911

Net loss	$(13,886)	$(14,108)

Net loss per common share	$(0.42)	$(0.43)

Diluted
Average common shares outstanding	33,304	32,911
Stock options and awards	13	888
Average common shares assuming dilution	33,317	33,799

Net loss	$(13,886)	$(14,108)

Net loss per common share *	$(0.42)	$(0.43)
________
* Net loss per common share assuming dilution calculated utilizing weighted average shares outstanding-basic for the periods in which there was a net loss.

At March 31, 2019, 332,349 shares associated with stock options were excluded from the average common shares assuming dilution for the three months ended March 31, 2019 as they were anti-dilutive. At March 31, 2019, the majority of the anti-dilutive shares were granted at an exercise price of $25.24, which was higher than the average fair market value price of $7.20.

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

For both the three months ended March 31, 2019 and March 31, 2018, respectively, no shares were included in the common shares assuming dilution related to the company's issued warrants as the average market price of the company stock for these periods did not exceed the strike price of the warrants.

Notes to Financial Statements	Concentration of Credit Risk

Concentration of Credit Risk

The company manufactures and distributes durable medical equipment to the home health care, retail and extended care markets. The company performs credit evaluations of its customers’ financial condition. The company utilizes De Lage Landen, Inc. (“DLL”), a third-party financing company, to provide lease financing to Invacare's U.S. customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a recourse obligation of $1,649,000 at March 31, 2019 to DLL for events of default under the contracts, which total $11,775,000 at March 31, 2019. Guarantees, ASC 460, requires the company to record a guarantee liability as it relates to the limited recourse obligation. The company's recourse is re-evaluated by DLL biannually, considers activity between the biannual dates and excludes any receivables purchased by the company from DLL. The company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with Receivables, ASC 310-10-05-4. Credit losses are provided for in the financial statements.

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

The company has historically not recognized any material amount of ineffectiveness related to forward contract cash flow hedges because the company generally limits its hedges to between 50% and 90% of total forecasted transactions for a given entity’s exposure to currency rate changes and the transactions hedged are recurring in nature. Furthermore, most of the hedged transactions are related to intercompany sales and purchases for which settlement occurs on a specific day each month. Forward contracts with a total notional amount in USD of $32,152,000 and $44,619,000 matured for the three months ended March 31, 2019 and March 31, 2018, respectively.

Notes to Financial Statements	Derivatives

Outstanding foreign currency forward exchange contracts qualifying and designated for hedge accounting treatment were as follows (in thousands USD):

	March 31, 2019		December 31, 2018
	Notional Amount	Unrealized Net Gain (Loss)	Notional Amount	Unrealized Net Gain (Loss)
USD / AUD	$4,050	$89	$6,390	$146
USD / CAD	2,790	(24)	12,221	(101)
USD / CNY	2,587	73	4,460	32
USD / EUR	54,915	406	70,748	173
USD / GBP	3,224	(109)	1,233	—
USD / NZD	5,553	140	10,359	149
USD / SEK	—	—	603	—
USD / MXP	5,189	155	7,801	37
EUR / GBP	25,475	(883)	41,087	174
EUR / SEK	10,252	133	15,106	(92)
EUR / NOK	—	—	977	—
EUR / NZD	1,024	93	2,042	64
DKK / SEK	—	—	1,561	—
	$115,059	$73	$174,588	$582

Derivatives Not Qualifying or Designated for Hedge Accounting Treatment

The company utilizes foreign currency forward contracts that are not designated as hedges in accordance with ASC 815. These contracts are entered into to eliminate the risk associated with the settlement of short-term intercompany trading receivables and payables between Invacare Corporation and its foreign subsidiaries. The currency forward contracts are entered into at the same time as the intercompany receivables or payables are created so that upon settlement, the gain/loss on the settlement is offset by the gain/loss on the foreign currency forward contract. No material net gain or loss was realized by the company in 2019 or 2018 related to these contracts and the associated short-term intercompany trading receivables and payables.

Foreign currency forward exchange contracts not qualifying or designated for hedge accounting treatment, as well as ineffective hedges, entered into in 2019 and 2018, respectively, and outstanding were as follows (in thousands USD):

	March 31, 2019		December 31, 2018
	Notional Amount	Gain (Loss)	Notional Amount	Gain (Loss)
AUD / USD	$5,200	$12	$11,500	$167
CAD / USD	15,037	(30)	—	—
EUR / USD	1,026	8	—	—
NZD / USD	3,700	23	3,000	30
AUD / NZD	6,000	(25)	10,800	22
EUR / NOK	—	—	18	—
	$30,963	$(12)	$25,318	$219

Notes to Financial Statements	Derivatives

The fair values of the company’s derivative instruments were as follows (in thousands):

	March 31, 2019		December 31, 2018
	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	$1,117	$1,044	$792	$210
Derivatives not designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	49	61	228	9
Total derivatives	$1,166	$1,105	$1,020	$219

The fair values of the company’s foreign currency forward exchange contract assets and liabilities are included in Other Current Assets and Accrued Expenses, respectively in the Consolidated Balance Sheets.

The effect of derivative instruments on Accumulated Other Comprehensive Income (OCI) and the Statement of Comprehensive Income (Loss) and was as follows (in thousands):

Derivatives in ASC 815 cash flow hedge relationships	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended March 31, 2019
Foreign currency forward exchange contracts	$(259)	$229	$8
Three months ended March 31, 2018
Foreign currency forward exchange contracts	$(385)	$(248)	$—

Derivatives not designated as hedging instruments under ASC 815			Amount of Gain (Loss) Recognized in Income on Derivatives
Three months ended March 31, 2019
Foreign currency forward exchange contracts			$(12)
Three months ended March 31, 2018
Foreign currency forward exchange contracts			$230
The gains or losses recognized as the result of the settlement of cash flow hedge foreign currency forward contracts are recognized in net sales for hedges of inventory sales and in cost of product sold for hedges of inventory purchases. For the three months ended March 31, 2019, net sales were increased by $156,000 while cost of product sold was decreased by $84,000 and for net pre-tax realized gains of $240,000. For the three months ended March 31, 2018, net sales were decreased by $25,000 while cost of product sold was increased by $251,000 for net realized pre-tax loss of $276,000.

A loss of $12,000 was recognized in selling, general and administrative (SG&A) expenses for the three months ended March 31, 2019 compared to a gain of $230,000 for the three months ended March 31, 2018 related to forward contracts not designated as hedging instruments. The forward contracts were entered into to offset gains/losses that were also recorded in SG&A expenses on intercompany trade receivables or payables. The gains/losses on the non-designated hedging instruments were substantially offset by gains/losses on intercompany trade payables.

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
The fair values of the outstanding convertible note derivatives as of March 31, 2019 and their effect on the Statement of Comprehensive Income (Loss) were as follows (in thousands):

		Gain (Loss)
	Fair Value	Three Months Ended
	March 31, 2019	March 31, 2019	March 31, 2018
Convertible 2021 debt conversion long-term liability	$(8,173)	$(6,715)	$(2,373)
Convertible 2022 debt conversion long-term liability	(11,295)	(8,684)	(1,810)
Convertible 2021 note hedge long-term asset	7,532	6,504	2,047
Convertible 2022 note hedge long-term asset	10,684	8,622	2,239
Net fair value and net gain (loss) on convertible debt derivatives	$(1,252)	$(273)	$103
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

The following table provides a summary of the company’s assets and liabilities that are measured on a recurring basis (in thousands):

	Basis for Fair Value Measurements at Reporting Date
	Quoted Prices in Active Markets for Identical Assets / (Liabilities)	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Level I	Level II	Level III
March 31, 2019
Forward exchange contracts—net	—	$61	—
Convertible 2021 debt conversion liability	—	(8,173)	—
Convertible 2021 note hedge asset	—	7,532	—
Convertible 2022 debt conversion liability	—	(11,295)	—
Convertible 2022 note hedge asset	—	10,684	—
December 31, 2018
Forward exchange contracts—net	—	$801	—
Convertible 2021 debt conversion liability	—	(1,458)	—
Convertible 2021 note hedge asset	—	1,028	—
Convertible 2022 debt conversion liability	—	(2,611)	—
Convertible 2022 note hedge asset	—	2,062	—

The carrying values and fair values of the company’s financial instruments are as follows (in thousands):

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$91,926	$91,926	$116,907	$116,907
Other investments	90	90	90	90
Installment receivables, net of reserves	1,555	1,555	1,796	1,796
Long-term debt (including current maturities of long-term debt) *	(282,932)	(260,274)	(255,645)	(181,928)
Convertible 2021 debt conversion liability in Other Long-Term Obligations	(8,173)	(8,173)	(1,458)	(1,458)
Convertible 2021 note hedge in Other Long-Term Assets	7,532	7,532	1,028	1,028
Convertible 2022 debt conversion liability in Other Long-Term Obligations	(11,295)	(11,295)	(2,611)	(2,611)
Convertible 2022 note hedge in Other Long-Term Assets	10,684	10,684	2,062	2,062
Forward contracts in Other Current Assets	1,166	1,166	1,020	1,020
Forward contracts in Accrued Expenses	(1,105)	(1,105)	(219)	(219)
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

Convertible debt derivatives: The fair values for the convertible debt conversion liabilities and note hedge derivatives are based on valuation models in which all the significant inputs are observable in active markets. The fair values of the convertible debt conversion liabilities and note hedge derivatives are significantly impacted by changes in the company's stock price.

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

Business Segments

The company operates in two primary business segments: North America and Europe with each selling the company's primary product categories, which include: lifestyle, mobility and seating and respiratory therapy products. Sales in Asia Pacific are reported in All Other and include products similar to those sold in North America and Europe. The accounting policies of each segment are the same as those described in the summary of significant accounting policies for the company's consolidated financial statements. Intersegment sales and transfers are based on the costs to manufacture plus a reasonable profit element.

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

This performance measure, segment operating income (loss), is used by the Chief Operating Decision Maker (CODM) for purposes of making decisions about allocating resources to a segment and assessing its performance. In addition, this metric is reviewed by the company's Board of Directors regarding segment performance and is a key metric in the performance management assessment of the company's employees.

In the first quarter of 2019, the company reassessed the alignment of its reporting segments and concluded that the North America/Home Medical Equipment (NA/HME) and Institutional Products Group (IPG) segments should be combined into a single operating segment, now referred to as North America. This change better reflects how the company manages, allocates resources and assesses performance of the businesses contained in the new North America segment. Additionally, the company reassessed the activity of the businesses in its former Asia/Pacific segment and concluded that the Asia Pacific businesses should now be reported as part of the All Other segment, since those businesses, individually and collectively, are not large enough relative to the company's overall business to merit disclosure as a separate reporting segment. The company expects that these changes will provide improved transparency of the company’s business results to its shareholders, and better align with how the company manages its businesses. Segment results for the first quarter of 2018 have been reclassified to reflect the realignment of the company’s reporting segments and be comparable to the segment results for the first quarter of 2019.

As part of the company's realignment of its reportable and operating segments, the company considered whether the reporting units used for purposes of assessing impairment of goodwill should be changed and concluded that no changes were necessary.

Notes to Financial Statements	Business Segments

The information by segment is as follows (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Revenues from external customers
Europe	$124,844	$131,314
North America	86,244	94,669
All Other (Asia Pacific)	12,331	11,077
Consolidated	$223,419	$237,060
Intersegment revenues
Europe	$3,452	$3,857
North America	20,537	23,592
All Other (Asia Pacific)	3,127	5,660
Consolidated	$27,116	$33,109
Restructuring charges before income taxes
Europe	$320	$293
North America	553	97
All Other	(181)	11
Consolidated	$692	$401
Operating income (loss)
Europe	$5,782	$6,594
North America	(4,379)	(6,540)
All Other	(5,189)	(4,801)
Charge expense related to restructuring activities	(692)	(401)
Consolidated operating loss	(4,478)	(5,148)
Net gain (loss) on convertible debt derivatives	(273)	103
Net Interest expense	(7,185)	(6,713)
Loss before income taxes	$(11,936)	$(11,758)

Notes to Financial Statements	Business Segments

Net sales by product, are as follows (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Europe
Lifestyle	$61,834	$65,311
Mobility and Seating	53,731	54,436
Respiratory Therapy	4,510	6,778
Other(1)	4,769	4,789
	$124,844	$131,314
North America
Lifestyle	$43,003	$43,451
Mobility and Seating	28,467	28,483
Respiratory Therapy	14,405	22,144
Other(1)	369	591
	$86,244	$94,669
All Other (Asia Pacific)
Mobility and Seating	$7,887	$6,891
Lifestyle	2,708	2,552
Respiratory Therapy	172	124
Other(1)	1,564	1,510
	$12,331	$11,077

Total Consolidated	$223,419	$237,060
   ________________________

(1)	Includes various services, including repair services, equipment rentals and external contracting.

Notes to Financial Statements	Contingencies

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
In August 2018, the company received a Civil Investigative Demand (“CID”) from the U.S. Department of Justice (“DOJ”) related to DOJ's investigation into the rentals pricing practices of one of the company's former rentals businesses, which the company divested in July 2015. The former rentals business and its acquirer also received similar CID's from the DOJ, and in September 2018, the acquirer made a request for indemnification from the company under the divestiture agreement. In May 2019, the acquirer notified the company that it was informed by DOJ that the CID arises out of a qui tam complaint filed in December 2017 and amended in March 2018 that remains under seal, and reiterated its request for indemnification from the company under the divestiture agreement. The CID seeks documents and other information from the company, and the company is cooperating fully with the DOJ investigation. An unfavorable outcome could include the company being required to pay monetary damages, and incur attorneys' fees, penalties and other adverse actions. The company is unable to predict the outcome and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.
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

Notes to Financial Statements	Contingencies

The consent decree will continue in effect for at least five years from July 2017, during which time the company's Corporate and Taylor Street facilities must complete to two semi-annual audits in the first year and then four annual audits in the next four years performed by a company-retained expert firm. The expert audit firm will determine whether the facilities remain in continuous compliance with the FDA Act, FDA regulations and the terms of the consent decree. The FDA has the authority to inspect these facilities and any other FDA registered facility, at any time.
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
The limitations previously imposed by the FDA consent decree negatively affected net sales in the North America segment and, to a certain extent, the Asia Pacific region beginning in 2012. The limitations led to delays in new product introductions. Further, uncertainty regarding how long the limitations would be in effect limited the company's ability to renegotiate and bid on certain customer contracts and otherwise led to a decline in customer orders.
Although the company has been permitted to resume full operations at the Corporate and Taylor Street facilities, the negative effect of the consent decree on customer orders and net sales in the North America segment and Asia Pacific region has been considerable, and it is uncertain as to whether, or how quickly, the company will be able to rebuild net sales to more typical historical levels, irrespective of market conditions. Accordingly, when compared to the company's 2010 results, the previous limitations in the consent decree had, and likely may continue to have, a material adverse effect on the company's business, financial condition and results of operations.

Separately, net sales in the North America segment have likely been impacted by uncertainty on the part of the company's customers as they coped with prepayment reviews and post-payment audits by the Centers for Medicare and Medicaid Services ("CMS") and the impact of the National Competitive Bidding ("NCB") process. In addition, net sales in the North America segment have and may continue to decline as a result of the company's strategic focus away from lower margin, less differentiated products as the company becomes more focused on its clinically complex products. In addition, respiratory sales in the North America segment are expected to decline in 2019 as a result of changes in reimbursement by CMS effective January 1, 2019.
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
For additional information regarding the consent decree, other regulatory matters, and risks and trends that may impact the company’s financial condition or results of operations, please see the following sections of the company's Annual Report on Form 10-K for the year ended December 31, 2018: Item 1. Business - Government Regulation and Item 1A. Risk Factors; Item 3. Legal Proceedings; and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook and - Liquidity and Capital Resources.

Notes to Financial Statements	Market Risk and Controls

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the quarter ended March 31, 2019, there were no material changes to market risk information provided in the company's Annual Report on Form 10-K for the year ended December 31, 2018. Please refer to Item 7A - Quantitative and Qualitative Disclosures About Market Risk of company's Annual Report on Form 10-K for the period ending December 31, 2018.

Item 4.    Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures
As of March 31, 2019, an evaluation was performed, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of March 31, 2019, in ensuring that information required to be disclosed by the company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting
The company implemented technology, processes and controls related to the recording of right-of-use assets and lease liabilities in connection with the adoption of ASC 842, "Leases," as described in the "Leases and Commitments" note of the financial statements. Otherwise, there were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For additional information regarding the consent decree, please see the "Contingencies" note to the financial statements contained in Part I of this Quarterly Report on Form 10-Q, the risk factors referred to in Part I, Item 1A of this Quarterly Report on Form 10-Q, and the following sections of the company's Annual Report on Form 10-K for the period ending December 31, 2018: Item 1. Business - Government Regulation; Item 1A. Risk Factors; and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook and - Liquidity and Capital Resources.
In August 2018, the company received a Civil Investigative Demand (“CID”) from the U.S. Department of Justice (“DOJ”) related to DOJ's investigation into the rentals pricing practices of one of the company's former rentals businesses, which the company divested in July 2015. The former rentals business and its acquirer also received similar CID's from the DOJ, and in September 2018, the acquirer made a request for indemnification from the company under the divestiture agreement. In May 2019, the acquirer notified the company that it was informed by DOJ that the CID arises out of a qui tam complaint filed in December 2017 and amended in March 2018 that remains under seal, and reiterated its request for indemnification from the company under the divestiture agreement. The CID seeks documents and other information from the company, and the company is cooperating fully with the DOJ investigation. An unfavorable outcome could include the company being required to pay monetary damages, and incur attorneys' fees, penalties and other adverse actions. The company is unable to predict the outcome and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the company’s Annual Report on Form 10-K for the fiscal period ended December 31, 2018.

Part II	Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of common shares made by the company during the three months ended March 31, 2019.

Period			Total Number of Shares Purchased (1)	Avg. Price Paid Per Share $	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
1/1/2019	-	1/31/2019	38,205	$9.96	—	2,453,978
2/1/2019	-	2/28/2019	—	—	—	2,453,978
3/1/2019	-	3/31/2019	—	—	—	2,453,978
Total			38,205	$9.96	—	2,453,978
________

(1)
All 38,205 shares repurchased between January 1, 2019 and March 31, 2019 were surrendered to the company by employees for minimum tax withholding purposes in conjunction with the vesting of restricted shares awarded to the employees or the exercise of non-qualified options by employees under the company's equity compensation plans.

(2)
In 2001, the Board of Directors authorized the company to purchase up to 2,000,000 Common Shares, excluding any shares acquired from employees or directors as a result of the exercise of options or vesting of restricted shares pursuant to the company’s performance plans. The Board of Directors reaffirmed its authorization of this repurchase program on November 5, 2010, and on August 17, 2011 authorized an additional 2,046,500 shares for repurchase under the plan. To date, the company has purchased 1,592,522 shares under this program, with authorization remaining to purchase 2,453,978 shares. The company purchased no shares pursuant to this Board authorized program during the quarter ended March 31, 2019.

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

INVACARE CORPORATION

Date:	May 6, 2019	By:	/s/ Kathleen P. Leneghan
Name: Kathleen P. Leneghan
Title: Chief Financial Officer
(As Principal Financial and Accounting Officer and on behalf of the registrant)