Form 10-Q
period 2019-06-30
INVACARE CORP
filed 2019-08-05
CIK 742112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[☒] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
[☐] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 001-15103
INVACARE CORPORATION
(Exact name of registrant as specified in its charter)

Ohio					95-2680965
(State or other jurisdiction of incorporation or organization)					(IRS Employer Identification No.)

One Invacare Way	,	Elyria	,	Ohio	44035
(Address of principal executive offices)					(Zip Code)
(440) 329-6000
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Title of each class	Trading Symbol	Name of exchange on which registered
Common Shares, without par value	IVC	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒
Securities registered pursuant to Section 12(b) of the Exchange Act:
As of August 1, 2019, the registrant had 33,673,829 Common Shares and 6,357 Class B Common Shares outstanding.

	Item	Page
PART I: FINANCIAL INFORMATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations	2	1
Financial Statements (Unaudited)	1
Condensed Consolidated Statement of Comprehensive Income (Loss) - Three and Six Months Ended June 30, 2019 and June 30, 2018		18
Condensed Consolidated Balance Sheets - June 30, 2019 and December 31, 2018		19
Condensed Consolidated Statement of Cash Flows - Six Months Ended June 30, 2019 and June 30, 2018		20
Condensed Consolidated Statement of Shareholders' Equity - Three and Six Months Ended June 30, 2019 and June 30, 2018		21
Notes to Condensed Consolidated Financial Statements - June 30, 2019		23
Quantitative and Qualitative Disclosures About Market Risk	3	63
Controls and Procedures	4	63

PART II: OTHER INFORMATION
Legal Proceedings	1	64
Risk Factors	1A	64
Unregistered Sales of Equity Securities and Use of Proceeds	2	65
Exhibits	6	66
Signatures		67

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The discussion and analysis presented below is concerned with material changes in financial condition and results of operations between the periods specified in the condensed consolidated balance sheets at June 30, 2019 and December 31, 2018, and in the condensed consolidated statement of comprehensive income (loss) for the three and six months ended June 30, 2019 and June 30, 2018. All comparisons presented are with respect to the same period last year, unless otherwise stated. This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes that appear elsewhere in this Quarterly Report on Form 10-Q and the MD&A included in the company's Annual Report on Form 10-K for the year ended December 31, 2018 and for some matters, SEC filings from prior periods may be useful sources of information.

In the first quarter of 2019, the company reassessed the alignment of its reporting segments and concluded that the North America/Home Medical Equipment (NA/HME) and Institutional Products Group (IPG) segments should be combined into a single operating segment, now referred to as North America. This change better reflects how the company manages, allocates resources and assesses performance of the businesses contained in the new North America segment. Additionally, the company reassessed the activity of the businesses in its former Asia/Pacific segment and concluded that the Asia Pacific businesses should be reported as part of the All Other segment, since those businesses, individually and collectively, are not large enough relative to the company's overall business to merit disclosure as a separate reporting segment. The company believes that these changes provide improved transparency of the company’s business results to its shareholders, and better align with how the company manages its businesses. Segment results for 2018 have been reclassified to reflect the realignment of the company’s reporting segments and be comparable to the segment results for 2019.
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

Transformation
The company is executing a multi-year transformation to shift to its new strategy. This is expected to yield better financial results from the application of the company's resources to products and solutions that provide greater healthcare value in clinically complex rehabilitation and post-acute care. The transformation is divided into the following three phases:

Phase One - Assess and Reorient

•	Increase commercial effectiveness;

•	Shift and narrow the product portfolio;

•	Focus innovation on clinically complex solutions;

•	Accelerate quality efforts on quality excellence; and

•	Develop and expand talent.

Phase Two - Build and Align

•	Leverage commercial improvements;

•	Optimize the business for cost and efficiency;

•	Continue to improve quality systems;

•	Launch new clinical product platforms; and

•	Expand talent management and culture.

MD&A	Overview

Phase Three - Grow

•	Lead in quality culture and operations excellence; and

•	Grow above market.
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

The company intends to continue to make significant investments in its transformation, reduce sales in certain areas, refocus resources away from less accretive activities, and look at its global infrastructure for opportunities to drive efficiency.

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

For 2019, the company anticipates net sales growth in Europe and North America mobility and seating products, which is anticipated to be offset by, the previously announced, expected year-over-year reduction in respiratory sales in North America impacted by market uncertainty due to recently implemented reimbursement changes. In addition, the company anticipates margin expansion as a result of cost improvement actions. These actions should contribute to improved earnings in 2019.

As a result of the successful implementation of strategic improvement initiatives, the company anticipates an improvement in free cash flow usage for 2019 as compared to 2018 driven by improvements in segment operating loss compared to 2018, and the benefit of converting the higher inventory levels at the end of 2018 to cash in 2019. It further assumes that these benefits will be partially offset by increased working capital to support growth, especially in North America mobility and seating products with an extended quote-to-cash cycle, higher capital expenditures, and cash needed to fund restructuring actions. The company has historically generated negative free cash flow during the first half of the year. This pattern continued in 2019 due to the timing of annual one-time payments such as customer rebates and employee bonuses earned during the prior year, and higher working capital usage from seasonal inventory increases. The absence of these payments and somewhat seasonally stronger sales in the second half of the year typically result in more favorable free cash flow in the second half of the year. The company expects capital expenditures of approximately $15,000,000 to $20,000,000 in 2019.

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

($ in thousands USD)	2Q19*	2Q18	Reported % Change	Foreign Exchange % Impact	Constant Currency % Change
Europe	133,991	138,896	(3.5)	(7.7)	4.2
North America	89,553	93,571	(4.3)	(0.4)	(3.9)
All Other (Asia Pacific)	12,314	13,685	(10.0)	(6.1)	(3.9)
Consolidated	235,858	246,152	(4.2)	(4.8)	0.6

($ in thousands USD)	YTD 2Q19**	YTD 2Q18	Reported % Change	Foreign Exchange % Impact	Constant Currency % Change
Europe	258,835	270,210	(4.2)	(7.3)	3.1
NA/HME	175,797	188,240	(6.6)	(0.4)	(6.2)
All Other (Asia/Pacific)	24,645	24,762	(0.5)	(7.2)	6.7
Consolidated	459,277	483,212	(5.0)	(4.7)	(0.3)

*Date format is quarter and year in each instance.
** YTD means the first six months of the year in each instance.
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
“Constant currency sequential net sales,” as shown on the next page, is a non-GAAP financial measure in which a given quarter’s net sales are compared to the most recent prior quarter’s net sales with each quarter’s net sales translated at the foreign exchange rates for the quarter ended March 31, 2019. Management believes that both financial measures provide meaningful information for evaluating the core operating performance of the company.
Constant currency net sales performance drivers by segment:
Europe - Constant currency net sales increased in 2Q19 compared to 2Q18 driven by increases in mobility and seating partially offset by decreased sales of lifestyle and respiratory products. Constant currency YTD 2Q19 net sales increased compared to YTD 2Q18 due to increases in mobility and seating and lifestyle products partially offset by decreased sales of respiratory products.

North America - Constant currency net sales for 2Q19 decreased compared to 2Q18 primarily as as result of declines in respiratory product due to reimbursement changes, as anticipated. Constant currency respiratory product net sales declined $4.4 million for 2Q19 compared to 2Q18, impacted by reimbursement changes by Centers for Medicare and Medicaid Services, effective January 1, 2019. Lifestyle product constant currency net sales increased, partially offset by lower mobility and seating constant currency net sales. The YTD 2Q19 decrease in constant currency net sales compared to YTD 2Q2018 was driven primarily by decreased respiratory sales, which declined $12.1 million on a constant currency basis.
All Other - Constant currency net sales, which relate entirely to the Asia Pacific region, decreased for 2Q19 compared to 2Q18 driven by net sales decreases in mobility and seating and lifestyle product, partially offset by higher respiratory sales. The 2Q19 net sales were impacted by a slowdown in reimbursement in New Zealand as a result of the government's fiscal year end. The YTD 2Q19 constant currency net sales increase compared to the same period last year was driven by net sales increases in mobility and seating and respiratory products.

MD&A	Net Sales

The following tables provide net sales at reported foreign exchange rates for the quarters ended June 30 and March 31, 2019, respectively, and net sales for the quarter ended June 30,

2019, as translated at the foreign exchange rates for the quarter ended March 31, 2019 with each then compared to each other (constant currency sequential net sales).

	2Q19 at Reported Foreign Exchange Rates	Foreign Exchange Translation Impact	2Q19 at 1Q19 Foreign Exchange Rates	1Q19 at 1Q19 Foreign Exchange Rates	Sequential Growth $	Sequential Growth %
Europe	$133,991	$1,394	$135,385	$124,844	$10,541	8.4%
North America	89,553	57	89,610	86,243	3,367	3.9
All Other (Asia Pacific)	12,314	290	12,604	12,332	272	2.2
Consolidated	$235,858	$1,741	$237,599	$223,419	$14,180	6.3%

The net sales amounts in the preceding table are converted at 1Q19 foreign exchange rates so that the sequential change in net sales can be shown, excluding the impact of changes in foreign currency exchange rates. The sequential change from 1Q19 to 2Q19 reflects the historical trend in which the company's sales are generally stronger as the year progresses.

MD&A	Net Sales

Constant currency net sales of mobility and seating products, which comprise most of the company's clinically complex product portfolio, increased to 43.1% in 2Q19 from 41.1% in 2Q18 and increased to 42.0% YTD19 from 39.7% in YTD18.

This increase reflects the company's continued transformation efforts, especially where the company has shifted the product portfolio and alignment of resources to focus on clinically complex solutions.

MD&A	Gross Profit

GROSS PROFIT

Gross profit dollars for 2Q19 decreased compared to 2Q18 principally due to reduced net sales and the negative impact of foreign exchange. Gross profit as a percentage of net sales was higher by 20 basis points compared to 2Q18 driven primarily by lower freight and material costs partially offset by unfavorable foreign exchange in Europe. The company was able to significantly mitigate the direct and indirect negative impact of tariffs instituted in second half of 2018. In 2Q19, increased costs influenced by the tariffs were approximately $400,000 in the North America segment.
Gross Profit dollars for YTD 2Q19 decreased compared to YTD 2Q18 principally due to due to reduced net sales and unfavorable foreign exchange. Gross profit as a percentage of net sales was lower by 20 basis points compared to the same period last year primarily due to unfavorable product mix and the negative impact of direct and indirect tariffs instituted in the second half of 2018, which increased costs by approximately $800,000.

Gross profit and gross margin drivers by segment:
Europe - Gross margin as a percentage of net sales for 2Q19 decreased 0.1 of a percentage point, while gross profit dollars decreased $1,856,000, compared to 2Q18. The decrease in gross profit dollars was driven primarily by unfavorable sales mix and unfavorable foreign exchange, both translation and transaction.
Gross margin as a percentage of net sales for YTD 2Q19 decreased 0.6 of a percentage point, while gross profit dollars decreased $5,174,000, compared to the same period last year. The decrease in gross profit dollars was driven by unfavorable sales mix and unfavorable foreign exchange, both translation and transaction, partially offset by positive operational variances.
North America - Gross margin as a percentage of net sales for 2Q19 increased 1.5 percentage points, while gross profit dollars increased $18,000, compared to 2Q18. The slight increase in gross profit dollars was primarily due to favorable customer mix and lower freight costs, partially offset by lower sales volumes and the negative impact of tariffs and related material cost increases of approximately $400,000 in 2Q19.
Gross margin as a percentage of net sales for YTD 2Q19 increased 1.4 percentage points, while gross profit dollars decreased $972,000, compared to YTD 2Q18. Gross margin improved despite the negative impact of tariffs and related material cost increases of approximately $800,000 in YTD 2Q19.
All Other - Gross margin, which primarily relates to the company's Asia Pacific businesses, decreased 2.7 percentage points, as a percentage of net sales, and gross profit dollars decreased $441,000, compared to 2Q18. The decrease in gross profit dollars was primarily due to lower sales volumes.

Gross margin as a percentage of net sales for YTD 2Q19 decreased 2.7 percentage points, while gross profit dollars decreased $1,196,000, compared to YTD 2Q18. The decrease in gross profit dollars was primarily due to unfavorable net sales mix and higher warranty expense.

MD&A	Gross Profit

Sequential gross profit as a percentage of net sales was approximately flat comparing 1Q19 to 2Q19.

Sequential quarterly gross profit dollars increased $3,611,000. The increase in gross profit dollars was driven by increased net sales from 1Q19 to 2Q19.

MD&A	SG&A

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

($ in thousands USD)	2Q19	2Q18	Reported Change	Foreign Exchange Impact	Constant Currency Change
SG&A Expenses - $	68,255	73,763	(5,508)	2,671	(2,837)
SG&A Expenses - % change			(7.5)	(3.7)	(3.8)
% to net sales	28.9	30.0

($ in thousands USD)	YTD 2Q19	YTD 2Q18	Reported Change	Foreign Exchange Impact	Constant Currency Change
SG&A Expenses - $	133,496	145,027	(11,531)	4,955	(6,576)
SG&A Expenses - % change			(8.0)	(3.5)	(4.5)
% to net sales	29.1	30.0

SG&A expense excluding the impact of foreign currency translation, which is referred to as "constant currency SG&A", decreased for 2Q19 and YTD 2Q19 compared to the same periods last year primarily due to reduced employment costs and product liability expense. The reduction in SG&A expense was primarily driven by cost reduction actions implemented in 2018.

SG&A expense drivers by segment:

Europe - SG&A expenses for 2Q19 decreased $2,156,000 or 6.2% compared to 2Q18 with foreign currency translation decreasing SG&A expenses by $2,299,000, or 6.6%. Constant currency SG&A expenses increased $143,000, or 0.4%. The increased expense was primarily attributable to unfavorable foreign currency transactions and higher consulting costs partially offset by decreased employment costs.

SG&A expenses for YTD 2Q19 decreased by 7.0%, or $4,661,000, compared to YTD 2Q18 with foreign currency translation decreasing SG&A expenses by $4,171,000, or 6.3%. Constant currency SG&A expenses decreased $490,000, or 0.7%. The decreased expense was primarily attributable to decreased employment costs partially offset by unfavorable foreign currency transactions.

North America - SG&A expenses for 2Q19 decreased 19.7%, or $5,994,000, compared to 2Q18 with foreign currency translation decreasing SG&A expenses by $115,000. Constant currency SG&A expenses decreased $5,879,000, or 19.4% driven primarily by decreased employment costs.

SG&A expenses for YTD 2Q19 decreased 15.2%, or $9,147,000, compared to YTD 2Q18 with foreign currency translation decreasing SG&A expenses by $260,000. Constant currency SG&A expenses decreased $8,887,000, or 14.8% driven primarily by decreased employment costs.

All Other - SG&A expenses increased by $2,642,000 with foreign currency translation decreasing SG&A expenses by $257,000. All Other includes SG&A related to the Asia Pacific businesses and non-allocated corporate costs. Related to the Asia Pacific businesses, 2Q19 SG&A increased 2.5%, or $95,000, compared to 2Q18 with foreign currency translation decreasing SG&A expenses $257,000, or 6.8%. Constant currency SG&A expenses increased $352,000, or 9.3%, due to higher sales & marketing and consulting costs. SG&A expenses, related to non-allocated corporate costs, for 2Q19 increased 50.4%, or $2,547,000, compared to 2Q18. The increase was driven primarily by increased stock compensation expense and consulting costs.

SG&A expenses for YTD 2Q19 increased $2,277,000 compared to YTD 2Q18 with foreign currency translation decreasing SG&A expenses $524,000. Related to the Asia Pacific businesses, YTD 2Q19 SG&A decreased 2.1%, or $161,000, compared to 2Q18 with foreign currency translation decreasing SG&A expenses $524,000, or 6.9%. Constant currency SG&A expenses increased $363,000, or 4.8%, due to higher sales & marketing and consulting costs. SG&A expenses, related to non-allocated corporate costs, for 2Q19 increased 23.0%, or $2,438,000, compared to 2Q18. The increase was driven primarily by increased stock compensation expense and consulting costs.

MD&A	Operating Income (Loss)

OPERATING INCOME (LOSS)

($ in thousands USD)	2Q19	2Q18	$ Change	% Change	YTD 2Q19	YTD 2Q18	$ Change	% Change
Europe	5,470	5,171	299	5.8	11,252	11,765	(513)	(4.4)
North America	(1,243)	(7,257)	6,014	82.9	(5,622)	(13,797)	8,175	59.3
All Other	(7,416)	(4,331)	(3,085)	(71.2)	(12,605)	(9,132)	(3,473)	(38.0)
Charges related to restructuring	(1,321)	(344)	(977)	(284.0)	(2,013)	(745)	(1,268)	(170.2)
Consolidated Operating Loss	(4,510)	(6,761)	2,251	33.3	(8,988)	(11,909)	2,921	24.5

For 2Q19 and YTD 2Q19, consolidated operating loss improved due to reduced SG&A expense partially offset by lower gross profit, higher restructuring costs, and unfavorable foreign exchange.

Operating income (loss) by segment:
Europe - Operating income for 2Q19 increased compared to 2Q18 principally due to constant currency net sales growth partially offset by unfavorable sales mix and unfavorable foreign exchange. The negative impact from foreign currency translation was $800,000. Operating income for YTD 2Q19 decreased compared to YTD 2Q18 as constant currency sales growth was offset by unfavorable sales mix and the negative impact of foreign currency translation of $1,500,000.

North America - Operating loss for 2Q19 and YTD 2Q19 improved compared to the same periods a year ago primarily due to improved gross margin and reduced SG&A expense. Gross margin improved despite the negative impact of tariffs and related material cost increases of approximately $400,000 in 2Q19 and $800,000 YTD 2Q19.

All Other - Operating loss for 2Q19 and YTD 2Q19 increased compared to the same periods a year ago driven by the decrease in net sales in the AsiaPacific region and increased stock compensation expense.

Charge Related to Restructuring Activities
Restructuring charges totaled $2,013,000 for YTD 2Q19 principally related to severance costs. Restructuring charges were incurred in the Europe ($640,000), North America ($1,208,000) and Other segment ($165,000).

Restructuring charges totaled $745,000 for YTD 2Q18 principally related to severance costs. Restructuring charges were incurred in Europe ($401,000), North America ($86,000) and Other ($258,000) segments.

MD&A	Other Items

OTHER ITEMS

Net Gain (Loss) on Convertible Debt Derivatives

($ in thousands USD)	Change in Fair Value - Gain (Loss)
	2Q19	2Q18	YTD 2Q19	YTD 2Q18
Convertible Note Hedge Assets	(5,525)	11,467	9,600	15,753
Convertible Debt Conversion Liabilities	6,995	(11,446)	(8,403)	(15,629)
Net Gain on Convertible Debt Derivatives	1,470	21	1,197	124

The company recognized a net gain of $1,470,000 and $1,197,000 in 2Q19 and YTD 2Q19, respectively, compared to a net gain of $21,000 and $124,000 in 2Q18 and YTD 2Q18, respectively, related to the fair value of convertible debt derivatives. Due to shareholder approval to settle, or partially settle, convertible debt with common shares, this is the last quarter to fair value note hedge assets and convertible debt conversion liabilities. See "Long-Term Debt" in the notes to the Consolidated Financial Statements included elsewhere in this report for more detail.

Interest

($ in thousands USD)	2Q19	2Q18	$ Change	% Change
Interest Expense	7,721	6,964	757	10.9
Interest Income	(119)	(136)	17	(12.5)

($ in thousands USD)	YTD 2Q19	YTD 2Q18	$ Change	% Change
Interest Expense	15,035	13,926	1,109	8.0
Interest Income	(248)	(385)	137	(35.6)

The increase in interest expense for 2Q19 and YTD 2Q19 compared to the same periods last year was primarily related to interest associated with leases.

Income Taxes

The company had an effective tax rate of 19.5% and 17.8% on losses before tax from continuing operations for the three and six months ended June 30, 2019, respectively, compared to an expected benefit of 21.0% on the continuing operations pre-tax loss for each period. The company had an effective tax rate of 21.9% and 21.0% for the three and six months ended June 30, 2018, respectively, compared to an expected benefit of 21.0% on the continuing operations pre-tax loss for each period. The company's effective tax rate for each of the three and six months ended June 30, 2019 and June 30, 2018 were unfavorable as compared to the U.S. federal statutory rate expected benefit, principally due to the negative impact of the company not being able to record tax benefits related to the significant losses in countries which had tax valuation allowances. The effective tax rate was increased for the three and six months ended June 30, 2019 and June 30, 2018 by certain taxes outside the United States, excluding countries with tax valuation allowances, that were at an effective rate higher than the U.S. statutory rate.

MD&A	Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES

The company continues to maintain an adequate liquidity position through its cash balances and unused bank lines of credit (see Long-Term Debt in the Notes to Condensed Consolidated Financial Statements included in this report). Key balances on the company's balance sheet and related metrics:

($ in thousands USD)	June 30, 2019	December 31, 2018	$ Change	% Change
Cash and cash equivalents	89,511	116,907	(27,396)	(23.4)
Working capital (1)	174,123	199,202	(25,079)	(12.6)
Total debt (2)	320,754	299,912	20,842	6.9
Long-term debt (2)	311,157	297,802	13,355	4.5
Total shareholders' equity	331,926	359,147	(27,221)	(7.6)
Credit agreement borrowing availability (3)	35,028	33,362	1,666	5.0

(1)	Current assets less current liabilities.

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

The company's cash and cash equivalents balances were $89,511,000 and $116,907,000 at June 30, 2019 and December 31, 2018, respectively. The decrease in cash was the result of normal operations and continued investment in our transformation strategy.

Debt repayments, acquisitions, divestitures, the timing of vendor payments, the timing of customer rebate payments, the granting of extended payment terms to significant national accounts and other activity can have a significant impact on the company's cash flow and borrowings outstanding such that the cash reported at the end of a given period may be materially different than cash levels during a given period. While the company has cash balances in various jurisdictions around the world, there are no material restrictions regarding the use of such cash for dividends within the company, loans or other purposes, except in China where the cash balance, as of June 30, 2019, was $411,000. The company continues the process of eliminating its operations there, which until completed, restricts access to certain cash balances.

The company's total debt outstanding, inclusive of the debt discount related to debentures included in equity as well as the debt discount and fees associated with the company's Convertible Senior Notes due 2021 and 2022, increased by $20,842,000 to $320,754,000 at June 30, 2019 from $299,912,000 as of December 31, 2018. As a result of implementing ASU 2016-02, "Leases" as of January 1, 2019, the company recorded operating lease liabilities which totaled $21,393,000 as of June 30, 2019. See "Long-Term Debt" and "Leases and Commitments" in the Notes to Condensed Consolidated Financial Statements for more details regarding the company's convertible notes and credit facilities and lease liabilities, respectively.

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

Should interest rates increase, the company expects that it would be able to absorb modest rate increases without any material impact on its liquidity or capital resources. The weighted average interest rate on revolving credit borrowings, excluding capital leases, was 4.78% for the for the three and six months ended June 30, 2019 and for the year ended December 31, 2018.

See "Long-Term Debt" in the Notes to the Consolidated Financial Statements for more details regarding the company's credit facilities.

MD&A	Liquidity and Capital Resources

CAPITAL EXPENDITURES

The company estimates that capital investments for 2019 could approximate between $15,000,000 and $20,000,000, compared to actual capital expenditures of $9,823,000 in 2018. The anticipated increase relates primarily to the company's investments to transform the company. The company believes that its balances of cash and cash equivalents and existing borrowing facilities will be sufficient to meet its operating cash requirements and fund required capital expenditures (see "Liquidity and Capital Resources"). The Credit Agreement limits the company's annual capital expenditures to $35,000,000. As of June 30, 2019, the company had no material capital expenditure commitments outstanding.

DIVIDEND POLICY

On May 16, 2019, the company's Board of Directors declared a quarterly cash dividend of $0.0125 per Common Share to shareholders of record as of July 5, 2019, which was paid on July 22, 2019. The Board of Directors has suspended the company’s regular quarterly dividend on the Class B Common Shares. Fewer than 7,000 Class B Common Shares remain outstanding and suspending the regular Class B dividend allows the company to save on the administrative costs and compliance expenses associated with that dividend. Holders of Class B Common Shares are entitled to convert their shares into Common Shares at any time on a share-for-share basis and would be eligible for any Common Share dividends declared following any such conversion.

MD&A	Cash Flows

CASH FLOWS

The cash used by operating activities for the six months ended June 30, 2019 was driven by a net loss, decreased payables and accrued liabilities and increased receivables, partially offset by reduced inventory. The decrease in cash used by operating activities in the first six months of 2019 compared to the same period last year was principally driven by a reduced net loss and reduced inventory.
Cash flows used by investing activities for the first six months of 2019 were comparable to the same period last year, driven by purchases of property, plant and equipment.

Cash flows used by financing activities increased in the first six months of 2019 compared to the same period last year driven primarily by higher payments on capital leases.

MD&A	Cash Flows

Free cash flow is a non-GAAP financial measure and is reconciled to the corresponding GAAP measure as follows:

($ in thousands USD)	2Q19	2Q18	YTD 2Q19	YTD 2Q18
Net cash used by operating activities	2,735	(22,447)	(19,853)	(47,098)
Plus: Sales of property and equipment	44	27	64	37
Less: Purchases of property and equipment	(2,509)	(2,162)	(4,321)	(4,227)
Free Cash Flow	270	(24,582)	(24,110)	(51,288)

Free cash flow for the first six months 2019 and 2018 was negatively impacted by the same items that affected cash flows used by operating activities. Free cash flow is a non-GAAP financial measure that is comprised of net cash used by operating activities plus purchases of property and equipment less proceeds from sales of property and equipment. Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the company and its ability to repay debt or make future investments (including acquisitions, etc.).
Generally, the first half of the year is cash consumptive and impacted by significant disbursements related to annual customer rebate payments which normally occur in the first quarter of the year and, to lesser extent, into the second quarter of the year. In addition, the second quarter of the year represents the period annual employee bonuses are paid, if earned. Investment in inventory is historically heavy in the first half of the year with planning around the company's supply chain to fulfill shipments in the second half of the year and can be impacted by footprint rationalization projects. As a result, historically, the company realizes stronger cash flow in the second half of the year versus the first half of the year. On that basis and considering anticipated increased working capital investment as a result of anticipated sales growth in the second half of the year and higher capital expenditures, the company anticipates its cash flow seasonality for 2019 will be similar to 2018, with full year 2019 cash flow usage estimated to be at or below approximately $25 million.

The company's approximate cash conversion days at June 30, 2019, December 31, 2018 and June 30, 2018 are as follows:
The current quarter days in receivables were comparable to the same period a year ago while days in inventory for the quarter ended June 30, 2019 were favorable to the quarter ended June 30, 2018 due to better inventory management.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “could,” “plan,” “intend,” “expect,” “continue,” “believe” and “anticipate,” as well as similar comments, denote forward-looking statements that are subject to inherent uncertainties that are difficult to predict. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties, which include, but are not limited to, the following: adverse effects of the company's consent decree of injunction with the U.S. Food and Drug Administration (FDA), including but not limited to, compliance costs, inability to rebuild negatively impacted customer relationships, unabsorbed capacity utilization, including fixed costs and overhead; any circumstances or developments that might adversely impact the third-party expert auditor's required audits of the company's quality systems at the facilities impacted by the consent decree, including any possible failure to comply with the consent decree or FDA regulations; regulatory proceedings or the company's failure to comply with regulatory requirements or receive regulatory clearance or approval for the company's products or operations in the United States or abroad; adverse effects of regulatory or governmental inspections of company facilities at any time and governmental enforcement actions; including the investigation of pricing practices at one of the company's former rentals businesses; inability of the company to sustain profitable sales growth or reduce its costs to maintain competitive prices for its products; lack of market acceptance of the company's new product innovations; circumstances or developments that may make the company unable to implement or realize the anticipated benefits, or that may increase the costs, of its current business initiatives, including its enhanced transformation and growth plan; possible adverse effects on the company's liquidity that may result from delays in the implementation or realization of benefits of its current business initiatives, or from any requirement to settle repurchase rights of its outstanding convertible notes in cash; product liability or warranty claims; product recalls, including more extensive warranty or recall experience than expected; possible adverse effects of being leveraged, including interest rate or event of default risks; exchange rate fluctuations, particularly in light of the relative importance of the company's foreign operations to its overall financial performance and including the existing and potential impacts from the Brexit referendum; potential impacts of the United States administration's policies, and any legislation or regulations that may result from those policies, and of new United States tax laws, rules, regulations or policies; legal actions, including adverse judgments or settlements of litigation or claims in excess of available insurance limits; adverse changes in government and other third-party payor reimbursement levels and practices both in the U.S. and in other countries (such as, for example, more extensive pre-payment reviews and post-payment audits by payors, or the continuing impact of the U.S. Medicare National Competitive Bidding program); ineffective cost reduction and restructuring efforts or inability to realize anticipated cost savings or achieve desired efficiencies from such efforts; delays, disruptions or excessive costs incurred in facility closures or consolidations; tax rate fluctuations; additional tax expense or additional tax exposures, which could affect the company's future profitability and cash flow; inability to design, manufacture, distribute and achieve market acceptance of new products with greater functionality or new product platforms that deliver the anticipated benefits at competitive prices; consolidation of health care providers; increasing pricing pressures in the markets for the company's products; lower cost imports; uncollectible accounts receivable; difficulties in implementing/upgrading Enterprise Resource Planning systems; risk of cybersecurity attack, data breach or data loss and/or delays in or inability to recover or restore data and IT systems; risks inherent in managing and operating businesses in many different foreign jurisdictions; decreased availability or increased costs of materials which could increase the company's costs of producing or acquiring the company's products, including the adverse impacts of new tariffs and possible increases in material costs or freight costs; heightened vulnerability to a hostile takeover attempt or other shareholder activism; provisions of Ohio law or in the company's debt agreements, charter documents or other agreements that may prevent or delay a change in control, as well as the risks described from time to time in the company's reports as filed with the Securities and Exchange Commission. Except to the extent required by law, the company does not undertake and specifically declines any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

Financial Statements

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Income (Loss) (unaudited)

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$235,858	$246,152	$459,277	$483,212
Cost of products sold	170,792	178,806	332,756	349,349
Gross Profit	65,066	67,346	126,521	133,863
Selling, general and administrative expenses	68,255	73,763	133,496	145,027
Charges related to restructuring activities	1,321	344	2,013	745
Operating Loss	(4,510)	(6,761)	(8,988)	(11,909)
Net gain on convertible debt derivatives	(1,470)	(21)	(1,197)	(124)
Interest expense	7,721	6,964	15,035	13,926
Interest income	(119)	(136)	(248)	(385)
Loss Before Income Taxes	(10,642)	(13,568)	(22,578)	(25,326)
Income tax provision	2,075	2,975	4,025	5,325
Net Loss	$(12,717)	$(16,543)	$(26,603)	$(30,651)
Dividends Declared per Common Share	$0.0125	$0.0125	$0.0250	$0.0250
Net Loss per Share—Basic	$(0.38)	$(0.50)	$(0.79)	$(0.93)
Weighted Average Shares Outstanding—Basic	33,749	33,169	33,527	33,040
Net Loss per Share—Assuming Dilution	$(0.38)	$(0.50)	$(0.79)	$(0.93)
Weighted Average Shares Outstanding—Assuming Dilution	33,764	33,996	33,539	33,867
Net Loss	$(12,717)	$(16,543)	$(26,603)	$(30,651)
Other comprehensive income (loss):
Foreign currency translation adjustments	(9,086)	(23,438)	(3,984)	(11,622)
Defined Benefit Plans:
Amortization of prior service costs and unrecognized gains (losses)	(101)	290	(75)	243
Deferred tax adjustment resulting from defined benefit plan activity	22	33	16	(49)
Valuation reserve associated with defined benefit plan activity	(22)	(33)	(16)	49
Current period gain on cash flow hedges	1,685	1,966	1,176	1,719
Deferred tax loss related to gain on cash flow hedges	(160)	(261)	(139)	(151)
Other Comprehensive Loss	(7,662)	(21,443)	(3,022)	(9,811)
Comprehensive Loss	$(20,379)	$(37,986)	$(29,625)	$(40,462)
(Elements as a % of Net Sales)
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	72.4	72.6	72.5	72.3
Gross Profit	27.6	27.4	27.5	27.7
Selling, general and administrative expenses	28.9	30.0	29.1	30.0
Charges related to restructuring activities	0.6	0.1	0.4	0.2
Operating Loss	(1.9)	(2.7)	(2.0)	(2.5)
Net gain on convertible debt derivatives	(0.6)	—	(0.3)	—
Interest expense	3.3	2.8	3.3	2.9
Interest income	(0.1)	(0.1)	(0.1)	(0.1)
Loss Before Income Taxes	(4.5)	(5.5)	(4.9)	(5.2)
Income tax provision	0.9	1.2	0.9	1.1
Net Loss	(5.4)%	(6.7)%	(5.8)%	(6.3)%
See notes to condensed consolidated financial statements.

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)

	June 30, 2019	December 31, 2018
	(In thousands)
Assets
Current Assets
Cash and cash equivalents	$89,511	$116,907
Trade receivables, net	120,072	119,743
Installment receivables, net	623	1,574
Inventories, net	123,721	128,123
Other current assets	34,050	31,063
Total Current Assets	367,977	397,410
Other Assets	3,669	6,360
Intangibles	25,561	26,506
Property and Equipment, net	44,252	45,984
Financing Lease Assets, net	27,388	28,322
Operating Lease Assets, net	21,185	—
Goodwill	377,551	381,273
Total Assets	$867,583	$885,855
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$86,051	$92,469
Accrued expenses	97,975	99,867
Current taxes payable	231	3,762
Current portion of financing lease obligations	2,258	2,110
Current portion of operating lease obligations	7,339	—
Total Current Liabilities	193,854	198,208
Long-Term Debt	233,435	225,733
Finance Lease Long-term Obligations	27,103	27,802
Operating Leases Long-term Obligations	14,054	—
Other Long-Term Obligations	67,211	74,965
Shareholders’ Equity
Preferred Shares (Authorized 300 shares; none outstanding)	—	—
Common Shares (Authorized 150,000 shares; 37,617 and 37,010 issued and outstanding at June 30, 2019 and December 31, 2018, respectively)—no par	9,588	9,419
Class B Common Shares (Authorized 12,000 shares; 6 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively)—no par	2	2
Additional paid-in-capital	301,833	297,919
Retained earnings	115,025	142,447
Accumulated other comprehensive income	9,771	12,793
Treasury shares (3,950 and 3,841 shares at June 30, 2019 and December 31, 2018, respectively)	(104,293)	(103,433)
Total Shareholders’ Equity	331,926	359,147
Total Liabilities and Shareholders’ Equity	$867,583	$885,855
See notes to condensed consolidated financial statements.

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (unaudited)

	For the Six Months Ended June 30,
	2019	2018
Operating Activities	(In thousands)
Net loss	$(26,603)	$(30,651)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	7,809	7,700
Amortization operating lease right of use assets	4,655	—
Provision for losses on trade and installment receivables	482	716
Provision (benefit) for deferred income taxes	36	(128)
Provision (benefit) for other deferred liabilities	471	(7)
Provision for equity compensation	4,303	2,943
Loss on disposals of property and equipment	124	21
Amortization of convertible debt discount	6,665	5,650
Amortization of debt fees	1,225	1,246
Gain on convertible debt derivatives	(1,197)	(124)
Changes in operating assets and liabilities:
Trade receivables	(1,087)	(1,659)
Installment sales contracts, net	353	294
Inventories	3,772	(17,079)
Other current assets	(2,246)	(1,076)
Accounts payable	(5,891)	3,231
Accrued expenses	(12,208)	(18,289)
Other long-term liabilities	(516)	114
Net Cash Used by Operating Activities	(19,853)	(47,098)
Investing Activities
Purchases of property and equipment	(4,321)	(4,227)
Proceeds from sale of property and equipment	64	37
Change in other long-term assets	(40)	(287)
Net Cash Used by Investing Activities	(4,297)	(4,477)
Financing Activities
Payments on revolving lines of credit, long-term borrowings and capital leases	(1,747)	(602)
Proceeds from exercise of stock options	—	2,618
Payment of dividends	(819)	(808)
Purchase of treasury stock	(860)	(2,404)
Net Cash Used by Financing Activities	(3,426)	(1,196)
Effect of exchange rate changes on cash	180	(1,359)
Decrease in cash and cash equivalents	(27,396)	(54,130)
Cash and cash equivalents at beginning of year	116,907	176,528
Cash and cash equivalents at end of period	$89,511	$122,398
See notes to condensed consolidated financial statements.

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
Consolidated Statement of Shareholders' Equity

(In thousands)	Common Stock	Class B Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehen-sive Earnings	Treasury Stock	Total
March 31, 2019 Balance	$9,588	$2	$299,180	$128,153	$17,433	$(103,814)	$350,542
Performance awards	—	—	534	—	—	—	534
Non-qualified stock options	—	—	87	—	—	—	87
Restricted stock awards	—	—	2,252	—	—	(479)	1,773
Net loss	—	—	—	(12,717)	—	—	(12,717)
Foreign currency translation adjustments	—	—	—	—	(9,086)	—	(9,086)
Unrealized gain on cash flow hedges	—	—	—	—	1,525	—	1,525
Defined benefit plans: Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	(101)	—	(101)
Total comprehensive loss	—	—	—	—	—	—	(20,379)
Convertible debt derivative adjustments	—	—	(220)	—	—	—	(220)
Dividends	—	—	—	(411)	—	—	(411)
June 30, 2019 Balance	$9,588	$2	$301,833	$115,025	$9,771	$(104,293)	$331,926

March 31, 2018 Balance	$9,395	$2	$293,211	$173,488	$48,502	$(101,926)	$422,672
Exercise of stock options	20	—	1,186	—	—	—	1,206
Performance awards	—	—	(658)	—	—	—	(658)
Non-qualified stock options	—	—	(197)	—	—	—	(197)
Restricted stock awards	2	—	2,030	—	—	(1,484)	548
Net loss	—	—	—	(16,543)	—	—	(16,543)
Foreign currency translation adjustments	—	—	—	—	(23,438)	—	(23,438)
Unrealized gain on cash flow hedges	—	—	—	—	1,705	—	1,705
Defined benefit plans: Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	290	—	290
Total comprehensive loss	—	—	—	—	—	—	(37,986)
Dividends	—	—	—	(405)	—	—	(405)
June 30, 2018 Balance	$9,417	$2	$295,572	$156,540	$27,059	$(103,410)	$385,180

See notes to condensed consolidated financial statements.

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
Consolidated Statement of Shareholders' Equity

(In thousands)	Common Stock	Class B Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehen-sive Earnings	Treasury Stock	Total
January 1, 2019 Balance	$9,419	$2	$297,919	$142,447	$12,793	$(103,433)	$359,147
Performance awards	29	—	970	—	—	(348)	651
Non-qualified stock options	—	—	211	—	—	—	211
Restricted stock awards	140	—	2,953	—	—	(512)	2,581
Net loss	—	—	—	(26,603)	—	—	(26,603)
Foreign currency translation adjustments	—	—	—	—	(3,984)	—	(3,984)
Unrealized gain on cash flow hedges	—	—	—	—	1,037	—	1,037
Defined benefit plans: Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	(75)	—	(75)
Total comprehensive loss							(29,625)
Convertible debt derivative adjustments	—	—	(220)	—	—	—	(220)
Dividends	—	—	—	(819)	—	—	(819)
June 30, 2019 Balance	$9,588	$2	$301,833	$115,025	$9,771	$(104,293)	$331,926

January 1, 2018 Balance	$9,304	$2	$290,125	$187,999	$36,870	$(101,006)	$423,294
Exercise of stock options	46	—	2,571	—	—	—	2,617
Performance awards	—	—	(27)	—	—	—	(27)
Non-qualified stock options	—	—	30	—	—	(920)	(890)
Restricted stock awards	67	—	2,873	—	—	(1,484)	1,456
Net loss	—	—	—	(30,651)	—	—	(30,651)
Foreign currency translation adjustments	—	—	—	—	(11,622)	—	(11,622)
Unrealized gain on cash flow hedges	—	—	—	—	1,568	—	1,568
Defined benefit plans: Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	243	—	243
Total comprehensive loss							(40,462)
Dividends	—	—	—	(808)	—	—	(808)
June 30, 2018 Balance	$9,417	$2	$295,572	$156,540	$27,059	$(103,410)	$385,180

See notes to condensed consolidated financial statements.

Notes to Financial Statements	Accounting Policies

Accounting Policies

Principles of Consolidation:  The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of June 30, 2019 and the results of its operations and changes in its cash flow for the six months ended June 30, 2019 and 2018, respectively. Certain foreign subsidiaries, represented by the European segment, are consolidated using a May 31 quarter end to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the company's financial statements. All significant intercompany transactions are eliminated. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates:  The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates.

Recent Accounting Pronouncements (Already Adopted):
In February 2016, the FASB issued ASU 2016-02, "Leases." ASU 2016-02 requires lessees to put most leases on their balance sheet while recognizing expense in a manner similar to existing accounting. The new accounting guidance was effective for fiscal periods beginning after December 15, 2018 and early adoption was permitted. The company adopted ASU 2016-02, effective on January 1, 2019, using the optional transitional method in which periods prior to 2019 were not restated. The company elected to apply the package of practical expedients in which lease identification, classification and treatment of initial direct costs was retained, and recognized right of use lease assets and liabilities for all leases with a lease term of greater than a year. The company completed an assessment of its systems, data and processes related to implementing the standard and completed its information system design and solution development as well as the development of related internal controls. As a result of adoption of this standard, the company recorded $23,420,000 in operating lease right of use assets offset by lease liabilities on the company's consolidated balance sheets. The standard did not have a material impact on the company's results of operations or cash flows.

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

In the first quarter of 2019, the company reassessed the alignment of its reporting segments and concluded that the former North America/Home Medical Equipment (NA/HME) and Institutional Products Group (IPG) segments should be combined into a single operating segment, now referred to as North America. This change better reflects how the company manages, allocates resources and assesses performance of the businesses contained in the new North America segment. Additionally, the company reassessed the activity of the businesses in its former Asia/Pacific segment and concluded that the Asia Pacific businesses should be reported as part of the All Other segment, since those businesses, individually and collectively, are not large enough relative to the company's overall business to merit disclosure as a separate reporting segment. The company believes that these changes provide improved transparency of the company’s business results to its shareholders, and better align with how the company manages its businesses. Segment results for 2018 have been reclassified to reflect the realignment of the company’s reporting segments and be comparable to the segment results for 2019.

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

Notes to Financial Statements	Current Assets

Current Assets

Receivables

Receivables consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Accounts receivable, gross	$140,738	$146,482
Customer rebate reserve	(10,497)	(15,452)
Allowance for doubtful accounts	(5,151)	(5,268)
Cash discount reserves	(4,002)	(4,777)
Other, principally returns and allowances reserves	(1,016)	(1,242)
Accounts receivable, net	$120,072	$119,743

Reserves for customer rebates and cash discounts are recorded as a reduction in revenue and netted against gross accounts receivable. Customer rebates in excess of a given customer's accounts receivable balance are classified in Accrued Expenses. Customer rebates and cash discounts are estimated based on the most likely amount principle as well as historical experience and anticipated performance. In addition, customers have the right to return product within the company’s normal terms policy, and as such the company estimates the expected returns based on an analysis of historical experience and adjusts revenue accordingly. The decrease in customer rebates reserve from December 31, 2018 to June 30, 2019 was primarily the result of rebate payments, the majority of which are paid in the first quarter of each year.

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
Installment receivables consist of the following (in thousands):

	June 30, 2019			December 31, 2018
	Current	Long- Term	Total	Current	Long- Term	Total
Installment receivables	$1,284	$1,446	$2,730	$1,986	$1,374	$3,360
Less: Unearned interest	(23)	—	(23)	(22)	—	(22)
	1,261	1,446	2,707	1,964	1,374	3,338
Allowance for doubtful accounts	(638)	(899)	(1,537)	(390)	(1,152)	(1,542)
Installment receivables, net	$623	$547	$1,170	$1,574	$222	$1,796

Installment receivables purchased from DLL during the six months ended June 30, 2019 increased the gross installment receivables balance by $89,000. No sales of installment receivables were made by the company during the quarter.

The movement in the installment receivables allowance for doubtful accounts was as follows (in thousands):

	Six Months Ended June 30, 2019	Year Ended December 31, 2018
Balance as of beginning of period	$1,542	$2,644
Current period provision	298	550
Direct write-offs charged against the allowance	(303)	(1,652)
Balance as of end of period	$1,537	$1,542

Installment receivables by class as of June 30, 2019 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired installment receivables with a related allowance recorded	$2,052	$2,052	$1,521	$—
Canada
Non-Impaired installment receivables with no related allowance recorded	662	639	—	57
Impaired installment receivables with a related allowance recorded	16	16	16	—
Total Canadian installment receivables	678	655	16	57
Total
Non-Impaired installment receivables with no related allowance recorded	662	639	—	57
Impaired installment receivables with a related allowance recorded	2,068	2,068	1,537	—
Total installment receivables	$2,730	$2,707	$1,537	$57

Notes to Financial Statements	Current Assets

Installment receivables by class as of December 31, 2018 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired installment receivables with a related allowance recorded	$2,669	$2,669	$1,540	$—
Canada
Non-Impaired installment receivables with no related allowance recorded	689	667	—	127
Impaired installment receivables with a related allowance recorded	2	2	2	—
Total Canadian installment receivables	691	669	2	127
Total
Non-Impaired installment receivables with no related allowance recorded	689	667	—	127
Impaired installment receivables with a related allowance recorded	2,671	2,671	1,542	—
Total installment receivables	$3,360	$3,338	$1,542	$127

Installment receivables with a related allowance recorded as noted in the table above represent those installment receivables on a non-accrual basis in accordance with ASU 2010-20. As of June 30, 2019, the company had no U.S. installment receivables past due of 90 days or more for which the company is still accruing interest. Individually, all U.S. installment receivables are assigned a specific allowance for doubtful accounts based on management’s review when the company does not expect to receive both the contractual principal and interest payments as specified in the loan agreement. In Canada, the company had an immaterial amount of Canadian installment receivables which were past due of 90 days or more as of December 31, 2018 for which the company was still accruing interest.

The aging of the company’s installment receivables was as follows (in thousands):

	June 30, 2019			December 31, 2018
	Total	U.S.	Canada	Total	U.S.	Canada
Current	$661	$—	$661	$663	$—	$663
0-30 Days Past Due	8	—	8	11	—	11
31-60 Days Past Due	3	—	3	10	—	10
61-90 Days Past Due	3	—	3	6	—	6
90+ Days Past Due	2,055	2,052	3	2,670	2,669	1
	$2,730	$2,052	$678	$3,360	$2,669	$691

Notes to Financial Statements	Current Assets

Inventories

Inventories consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Finished goods	$55,674	$55,120
Raw materials	56,963	62,766
Work in process	11,084	10,237
Inventories, net	$123,721	$128,123

Other Current Assets

Other current assets consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Value added tax receivables	$18,486	$16,372
Service contracts	2,000	2,201
Derivatives (foreign currency forward exchange contracts)	1,972	1,020
Prepaid insurance	1,213	2,626
Prepaid inventory	965	521
Recoverable income taxes	646	787
Prepaid debt fees	396	395
Prepaid and other current assets	8,372	7,141
Other Current Assets	$34,050	$31,063

Notes to Financial Statements	Long-Term Assets

Long-Term Assets

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Convertible 2022 note hedge asset	$—	$2,062
Convertible 2021 note hedge asset	—	1,028
Cash surrender value of life insurance policies	1,998	1,948
Deferred financing fees	208	402
Long-term installment receivables	547	222
Long-term deferred taxes	580	352
Investments	86	90
Other	250	256
Other Long-Term Assets	$3,669	$6,360

As part of issuing convertible notes, the company entered into related convertible note hedge derivatives which were included in Other Long-Term Assets, the value of which was adjusted quarterly to reflect fair value. On May 16, 2019, shareholders approved the use of shares to potentially settle conversion of the company's convertible notes. As a result of the shareholder approval, the note hedge assets and conversion liabilities are no longer bifurcated and accounted for as separate derivatives and thus no longer are separate long-term assets.

See "Long-Term Debt" in the notes to the Consolidated Financial Statements included elsewhere in this report for more detail regarding the company's issuance of convertible notes and the related convertible note hedge derivatives.

Property and Equipment
Property and equipment consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Machinery and equipment	$299,121	$301,039
Land, buildings and improvements	33,053	37,606
Leasehold improvements	9,159	8,847
Furniture and fixtures	9,846	9,898
Property and Equipment, gross	351,179	357,390
Less allowance for depreciation	(306,927)	(311,406)
Property and Equipment, net	$44,252	$45,984

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

Goodwill
The change in goodwill from December 31, 2018 to June 30, 2019 was due to foreign currency translation. As part of the company's realignment of its reportable and operating segments in the first quarter of 2019, the company considered whether the reporting units used for purposes of assessing impairment of goodwill should be changed and concluded that no changes were necessary.

Notes to Financial Statements	Long-Term Assets

Intangibles

The company's intangibles consist of the following (in thousands):

	June 30, 2019		December 31, 2018
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer lists	$51,512	$51,143	$51,828	$50,768
Trademarks	24,237	—	24,385	—
Developed technology	7,537	6,594	7,608	6,563
Patents	5,517	5,518	5,500	5,497
License agreements	764	764	733	733
Other	1,162	1,149	1,162	1,149
Intangibles	$90,729	$65,168	$91,216	$64,710

All the company’s intangible assets have been assigned definite lives and continue to be amortized over their useful lives, except for trademarks shown above, which have indefinite lives. The changes in intangible balances reflected on the balance sheet from December 31, 2018 to June 30, 2019 were the result of foreign currency translation and amortization.

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

Amortization expense related to intangibles was $779,000 in the first six months of 2019 and is estimated to be $1,237,000 in 2019, $178,000 in 2020, $178,000 in 2021, $178,000 in 2022, $178,000 in 2023 and $153,000 in 2024. Amortized intangibles are being amortized on a straight-line basis over remaining lives of 1 to 6 years with most of the intangibles being amortized over an average remaining life of approximately 2 years.

Notes to Financial Statements	Current Liabilities

Current Liabilities

Accrued Expenses

Accrued expenses consist of accruals for the following (in thousands):

	June 30, 2019	December 31, 2018
Salaries and wages	$26,070	$23,289
Taxes other than income taxes, primarily Value Added Taxes	22,796	23,197
Warranty	13,860	16,353
Professional	5,631	5,888
Interest	3,906	3,992
Advance payment on sale of land & buildings	3,471	—
Freight	3,370	3,363
Deferred revenue	2,676	2,416
Product liability, current portion	2,631	2,728
Rebates	2,368	7,966
Severance	1,582	1,657
Insurance	889	738
Derivative liabilities (foreign currency forward exchange contracts)	428	219
Rent	415	483
Supplemental Executive Retirement Program liability	391	391
Other items, principally trade accruals	7,491	7,187
Accrued Expenses	$97,975	$99,867

Depending on the terms of the contract, the company may defer the recognition of a portion of the revenue at the end of a reporting period to align with the transfer of control of the company’s products to the customer. In addition, to the extent performance obligations are satisfied over time, the company defers revenue recognition until the performance obligations are satisfied.

Accrued rebates relate to several volume incentive programs the company offers its customers. The company accounts for these rebates as a reduction of revenue when the products are sold. Rebates are netted against gross accounts receivables. If rebates are in excess of such receivables, they are then classified as accrued expenses. The reduction in accrued rebates from December 31, 2018 to June 30, 2019 primarily relates to payments principally made in the first quarter each year.

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

Notes to Financial Statements	Current Liabilities

The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

Balance as of January 1, 2019	$16,353
Warranties provided during the period	2,541
Settlements made during the period	(5,752)
Changes in liability for pre-existing warranties during the period, including expirations	718
Balance as of June 30, 2019	$13,860

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

Notes to Financial Statements	Long-Term Liabilities

Long-Term Debt

Debt consists of the following (in thousands):

	June 30, 2019	December 31, 2018
Convertible senior notes at 5.00%, due in February 2021	$134,801	$130,260
Convertible senior notes at 4.50%, due in June 2022	98,634	95,473
Long-Term Debt	$233,435	$225,733

The company had outstanding letters of credit of $3,089,000 and $3,123,000 as of June 30, 2019 and December 31, 2018, respectively. There were no borrowings denominated in foreign currencies as of June 30, 2019 and December 31, 2018. The weighted average interest rate on all borrowings, excluding capital leases, was 4.78% for the six months ended June 30, 2019 and for the year ended December 31, 2018.

On September 30, 2015, the company entered into an Amended and Restated Revolving Credit and Security Agreement, which was subsequently amended (the “Credit Agreement”) and which matures on January 16, 2021. The Credit Agreement was entered into by and among the company, certain of the company’s direct and indirect U.S. and Canadian subsidiaries and certain of the company’s European subsidiaries (together with the company, the “Borrowers”), certain other of the company’s direct and indirect U.S., Canadian and European subsidiaries (the “Guarantors”), and PNC Bank, National Association (“PNC”), JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited, KeyBank National Association, and Citizens Bank, National Association (the “Lenders”). PNC is the administrative agent (the “Administrative Agent”) and J.P. Morgan Europe Limited is the European agent (the “European Agent”) under the Credit Agreement. In connection with entering into the company's Credit Agreement, the company incurred fees which were capitalized and are being amortized as interest expense. As of June 30, 2019, debt fees yet to be amortized through January 2021 totaled $604,000.

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

The aggregate borrowing availability under the U.S. and Canadian Credit Facility is determined based on a borrowing base formula. The aggregate usage under the U.S. and Canadian Credit Facility may not exceed an amount equal to the sum of (a) 85% of eligible U.S. accounts receivable plus (b) the lesser of (i) 70% of eligible U.S. inventory and eligible foreign in-transit inventory and (ii) 85% of the net orderly liquidation value of eligible U.S. inventory and eligible foreign in-transit inventory (not to exceed $4,000,000), plus (c) the lesser of (i) 85% of the net orderly liquidation value of U.S. eligible machinery and equipment and (ii) $438,600 as of June 30, 2019 (subject to reduction as provided in the Credit Agreement), plus (d) 85% of eligible Canadian accounts receivable, plus (e) the lesser of (i) 70% of eligible Canadian inventory and (ii) 85% of the net orderly liquidation value of eligible Canadian inventory, less (f) swing loans outstanding under the U.S. and Canadian Credit Facility, less (g) letters of credit issued and undrawn under the U.S. and Canadian Credit Facility, less (h) a $5,000,000 minimum availability reserve, less (i) other reserves required by the Administrative Agent, and in each case subject to the definitions and limitations in the Credit Agreement. As of June 30, 2019, the company was in compliance with all covenant requirements and had borrowing capacity on the U.S. and Canadian Credit Facility under the Credit Agreement of $22,070,000, considering the minimum availability reserve, then-outstanding letters of credit, other reserves and the $11,250,000 dominion trigger amount described below. Borrowings under the U.S. and Canadian Credit Facility are secured by substantially all of the company’s U.S. and Canadian assets, other than real estate.

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

The Credit Agreement contains customary default provisions, with certain grace periods and exceptions, which provide for events of default that include, among other things, failure to pay amounts due, breach of covenants, representations or warranties, bankruptcy, the occurrence of a material adverse effect, exclusion from any medical reimbursement program, and an interruption of any material manufacturing facilities for more than 10 consecutive days. There were no borrowings outstanding under the U.S. and Canadian Credit Facility at June 30, 2019.

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

The aggregate borrowing availability for each European Borrower under the European Credit Facility is determined based on a borrowing base formula. The aggregate borrowings of each of the European Borrowers under the European Credit Facility may not exceed an amount equal to (a) 85% of the European Borrower’s eligible accounts receivable, less (b) the European Borrower’s borrowings and swing line loans outstanding under the European Credit Facility, less (c) the European Borrower’s letters of credit issued and undrawn under the European Credit

Facility, less (d) a $3,000,000 minimum availability reserve, less (e) other reserves required by the European Agent, and in each case subject to the definitions and limitations in the Credit Agreement. As of June 30, 2019, the aggregate borrowing availability to the European Borrowers under the European Credit Facility was approximately $12,958,000, considering the $3,000,000 minimum availability reserve and the $3,375,000 dominion trigger amount described below.

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

The proceeds of the European Credit Facility will be used to finance the working capital and other business needs of the company. There were no borrowings outstanding under the European Credit Facility at June 30, 2019.

Convertible senior notes due 2021

In the first quarter of 2016, the company issued $150,000,000 aggregate principal amount of 5.00% Convertible Senior Notes due 2021 (the “2021 notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2021 notes bear interest at a rate of 5.00% per year payable semi-annually in arrears on February 15 and August 15 of each year, beginning August 15, 2016. The 2021 notes will mature on February 15, 2021, unless repurchased or converted in accordance with their terms prior to such date. Prior to August 15, 2020, the 2021 notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Prior to May 16, 2019, the 2021 notes were convertible, subject to certain conditions, into cash only. On May 16, 2019, the company obtained shareholder approval under applicable New York Stock Exchange rules such that conversion of the 2021 notes may be settled in cash, the company’s common shares or a combination of cash and the company’s common shares, at the company’s election.

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

Holders of the 2021 notes will have the right to require the company to repurchase all or some of their 2021 notes at 100% of their principal, plus any accrued and unpaid interest, upon the occurrence of certain fundamental changes. The initial conversion rate is 60.0492 common shares per $1,000 principal amount of 2021 notes (equivalent to an initial conversion price of approximately $16.65 per common share). Until shareholders approved the potential use of common shares to settle conversion of the 2021 Notes on May 16, 2019, the company separately accounted for the conversion features as a derivative. The derivative was capitalized on the balance sheet as a long-term liability with adjustment to reflect fair value each quarter until being removed on May 16, 2019. The fair value of the convertible debt conversion liability at issuance was $34,480,000. The fair value of the convertible debt conversion liability at June 30, 2019 was $0 compared to $1,458,000 as of December 31, 2018. The company recognized a gain of $4,504,000 and a loss of $2,210,000 for the three and six months ended June 30, 2019, respectively, compared to losses of $5,609,000 and $7,982,000 for the three and six months ended June 30, 2018, respectively, related to the convertible debt conversion liability.

In connection with the offering of the 2021 notes, the company entered into privately negotiated convertible note hedge transactions with two financial institutions (the “option counterparties”). These transactions cover, subject to customary anti-dilution adjustments, the number of the company’s common shares that will initially underlie the 2021 notes, and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the 2021 notes. The company evaluated the note hedges under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the note hedges should be accounted for as derivatives. These derivatives were capitalized on the balance sheet as long-term assets and will be adjusted to reflect fair value each quarter. The fair value of the convertible note hedge assets at issuance was $27,975,000. The fair value of the convertible note hedge assets at June 30, 2019 was $0 compared to $1,028,000 as of December 31, 2018. The company recognized a loss of $3,652,000 and a gain of $2,852,000 for the three and six months ended June 30, 2019, respectively, compared to gains of $5,896,000 and $7,943,000 for the three and six months ended June 30, 2018, relatively, related to the convertible note hedge asset.

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

The liability components of the 2021 notes consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Principal amount of liability component	$150,000	$150,000
Unamortized discount	(13,246)	(17,193)
Debt fees	(1,953)	(2,547)
Net carrying amount of liability component	$134,801	$130,260

The unamortized discount of $13,246,000 is to be amortized through February 2021. The effective interest rate on the liability component was 11.1%. Non-cash interest expense of $2,162,000 and $3,947,000 was recognized for the three and six months ended June 30, 2019, respectively, compared to $1,661,000 and $3,263,000 for the three and six months ended June 30, 2018. Actual interest expense accrued was $1,875,000 and $3,750,000 for the three and six months ended June 30, 2019, respectively, compared to $1,875,000 and $3,750,000 for the three and six months ended June 30, 2018, respectively, based on the stated coupon rate of 5.0%. The 2021 notes were not convertible as of June 30, 2019 nor was the applicable conversion threshold met.

Convertible senior notes due 2022

In the second quarter of 2017, the company issued $120,000,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2022 (the “2022 notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on June 1 and December 1 of each year, beginning December 1, 2017. The 2022 notes will mature on June 1, 2022, unless repurchased or converted in accordance with their terms prior to such date. Prior to December 1, 2021, the 2022 notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Prior to May 16, 2019, the 2022 notes were convertible, subject to certain conditions, into cash only. On May 16, 2019, the company obtained shareholder approval under applicable New York Stock Exchange rules such that conversion of the 2022 notes may be settled in cash, the company’s common shares or a combination of cash and the company’s common shares, at the company’s election.

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

Notes to Financial Statements	Long-Term Liabilities

amount of 2022 notes (equivalent to an initial conversion price of approximately $16.23 per common share). Until shareholders approved the potential use of common shares to settle conversion of the 2022 Notes on May 16, 2019, the company separately accounted for the conversion features as a derivative. The derivative was capitalized on the balance sheet as a long-term liability with adjustment to reflect fair value each quarter until being removed on May 16, 2019. The fair value of the convertible debt conversion liability at issuance was $28,859,000. The fair value of the convertible debt conversion liability at June 30, 2019 was $0 compared to $2,611,000 at December 31, 2018. The company recognized a gain of $2,491,000 and loss of $6,193,000 for the three and six months ended June 30, 2019, respectively, compared to a losses of $5,837,000 and $7,647,000 for the three and six months ended June 30, 2018, respectively, related to the convertible debt conversion liability.

In connection with the offering of the 2022 notes, the company entered into privately negotiated convertible note hedge transactions with one financial institution (the “option counterparty”). These transactions cover, subject to customary anti-dilution adjustments, the number of the company’s common shares that will initially underlie the 2022 notes, and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the 2022 notes. The company evaluated the note hedges under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the note hedges should be accounted for as derivatives. These derivatives were capitalized on the balance sheet as long-term assets and will be adjusted to reflect fair value each quarter. The fair value of the convertible note hedge assets at issuance was $24,780,000. The fair value of the convertible note hedge assets at June 30, 2019 was $0 compared to $2,062,000 at December 31, 2018. The company recognized a loss of $1,873,000 and a gain of $6,748,000 for the three and six months ended June 30, 2019, respectively, compared to gains of $5,571,000 and $7,810,000 for the three and six months ended June 30, 2018, respectively, related to the convertible note hedge asset.

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

The liability components of the 2022 notes consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Principal amount of liability component	$120,000	$120,000
Unamortized discount	(18,758)	(21,476)
Debt fees	(2,608)	(3,051)
Net carrying amount of liability component	$98,634	$95,473

The unamortized discount of $18,758,000 is to be amortized through June 2022. The effective interest rate on the liability component was 10.9%. Non-cash interest expense of $1,404,000 and $2,718,000 was recognized for the three and six months ended June 30, 2019, respectively, compared to $1,203,000 and $2,387,000 for the three and six months ended June 30, 2018, respectively. Actual interest expense accrued of $1,350,000 and $2,700,000 for the three and six months ended June 30, 2019, respectively, compared to $1,350,000 and $2,700,000 for the three and six months ended June 30, 2018, respectively, based on the stated coupon rate of 4.5%. The 2022 notes were not convertible as of June 30, 2019 nor was the applicable conversion threshold met.

Notes to Financial Statements	Long-Term Liabilities

Other Long-Term Obligations

Other long-term obligations consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Deferred income taxes	$24,996	$24,681
Product liability	13,528	13,865
Pension	6,659	6,670
Deferred gain on sale leaseback	5,973	6,124
Supplemental Executive Retirement Plan liability	5,177	5,250
Deferred compensation	5,165	5,577
Uncertain tax obligation including interest	2,152	2,140
Advance payment on sale of land & buildings	—	3,524
Convertible 2022 debt conversion liability	—	2,611
Convertible 2021 debt conversion liability	—	1,458
Other	3,561	3,065
Other Long-Term Obligations	$67,211	$74,965

The convertible debt conversion liability amounts included in the above table represent the fair values of the conversion liabilities as of June 30, 2019 and December 31, 2018. On May 16, 2019, shareholders approved the use of shares to potentially settle conversion of the company's convertible notes. As a result of the shareholder approval, the conversion liabilities and note hedge assets are no longer bifurcated and accounted for as separate derivatives and thus are no longer separate long-term obligations. See "Long-Term Debt" in the notes to the Consolidated Financial Statements included elsewhere in this report for more detail.

On April 23, 2015, the company entered into a real estate sale leaseback transaction which resulted in the company recording an initial deferred gain of $7,414,000, the majority of which is included in Other Long-Term Obligations and will be recognized over the 20-year life of the leases. The gains realized were $73,000 and $146,000 for the three and six months ended June 30, 2019 , respectively, compared to $71,000 and $141,000 for the three and six months ended June 30, 2018, respectively.

In the third quarter of 2018, the company agreed to sell its Isny, Germany location with a net book value at the signing of the agreement of approximately $2,900,000. In accordance with the agreement, title will not transfer to the buyer until April 2020; however, the company received an advance payment for a portion of the proceeds, originally disclosed above and now reclassed as a short-term obligation in Accrued Expenses. The advance payment was reflected in the investing section of the Consolidated Statement of Cash Flows in the third quarter of 2018. The company will continue to depreciate the building and expects to record a gain on the transaction when completed in 2020.

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

The company leases a portion of its facilities, transportation equipment, data processing equipment and certain other equipment. These leases have terms from 1 to 20 years and provide for renewal options. Generally, the company is required to pay taxes and normal expenses associated with operating the facilities and equipment. As of June 30, 2019, the company is committed under non-cancelable operating leases, which have initial or remaining terms in excess of one year and expire on various dates through 2035.

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

In connection with the transaction, the requirements for sale lease-back accounting were met. Accordingly, the company recorded the sale of the properties, removed the related property and equipment from the company's balance sheet, recognized an initial deferred gain of $7,414,000 and an immediate loss of $257,000 related to one property and recorded new lease liabilities. Specifically, the company recorded four capital leases totaling $32,339,000 and one operating lease related to leased land, which was not a material component of the transaction. The gains on the sales of the properties were required to be deferred and recognized over the life of the leases as the property sold is being leased back. The deferred gain is classified under Other Long-Term Obligations on the Consolidated Balance Sheet. The gains realized were $73,000 and $146,000 for the three and six months ended June 30, 2019, respectively, compared to $71,000 and $141,000 for the three and six months ended June 30, 2018, respectively.

In December 2018, the company entered into a 20-year lease agreement in Germany. The lease is not expected to commence until April 2020.
Lease expenses for the three and six months ended June 30, 2019 and June 30, 2018, respectively, were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Operating leases	$3,070	$4,224	$5,479	$8,539
Variable and short-term leases	466	—	1,080	—
Total operating leases	3,536	4,224	6,559	8,539

Finance lease interest cost	320	286	631	579
Finance lease depreciation	642	507	1,251	1,159
Total finance leases	$962	$793	$1,882	$1,738

Financial Statements

Future minimum operating and finance lease commitments, as of June 30, 2019, are as follows (in thousands):

	Finance Leases	Operating Leases
2019	$1,758	$4,761
2020	3,356	7,657
2021	3,062	5,735
2022	2,506	3,470
2023	2,451	1,287
Thereafter	27,498	2,201
Total future minimum lease payments	40,631	25,111
Amounts representing interest	(11,270)	(3,718)
Present value of minimum lease payments	29,361	21,393
Less: current maturities of lease obligations	(2,258)	(7,339)
Long-term lease obligations	$27,103	$14,054

Supplemental cash flow amounts for the six months ended June 30, 2019 were as follows (in thousands):

Cash Activity: Cash paid in measurement of amounts for lease liabilities	June 30, 2019
Operating Leases	$6,688
Financing Leases	1,747
Total	$8,435

Non-Cash Activity: Right-of-use assets obtained in exchange for lease obligations	June 30, 2019
Operating Leases	$407
Financing Leases	293
Total	$700

Weighted-average remaining lease terms and discount rates for finance and operating leases are as follows as of June 30, 2019:

June 30, 2019
Weighted-average remaining lease term - finance leases	14.9 years
Weighted-average remaining lease term - operating leases	3.9 years
Weighted-average discount rate - finance leases	3.75%
Weighted-average discount rate - operating leases	7.65%

Notes to Financial Statements	Revenue

Revenue

The company has two revenue streams: product and services. Services include repair, refurbishment, preventive maintenance and rental of product. Services for the North America segment include maintenance and repair of product. Services for the Europe segment include repair, refurbishment and preventive maintenance services. Services in All Other, are in the Asia Pacific region, and include rental and repair of product. The following tables disaggregate the company’s revenues by major source and by reportable segment for the three and six months ended June 30, 2019 and June 30, 2018 (in thousands):

	Three Months Ended June 30, 2019
	Product	Service	Total
Europe	$130,483	$3,508	$133,991
North America	89,069	484	89,553
Other (Asia/Pacific)	11,091	1,223	12,314
Total	$230,643	$5,215	$235,858
% Split	98%	2%	100%

	Six Months Ended June 30, 2019
	Product	Service	Total
Europe	$252,168	$6,667	$258,835
North America	174,946	851	175,797
Other (Asia/Pacific)	22,195	2,450	24,645
Total	$449,309	$9,968	$459,277
% Split	98%	2%	100%

	Three Months Ended June 30, 2018
	Product	Service	Total
Europe	$135,408	$3,488	$138,896
North America	92,934	637	93,571
Other (Asia/Pacific)	12,494	1,191	13,685
Total	$240,836	$5,316	$246,152
% Split	98%	2%	100%

	Six Months Ended June 30, 2018
	Product	Service	Total
Europe	$263,410	$6,800	$270,210
North America	187,013	1,227	188,240
Other (Asia/Pacific)	22,439	2,323	24,762
Total	$472,862	$10,350	$483,212
% Split	98%	2%	100%

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

Depending on the terms of the contract, the company may defer the recognition of a portion of the revenue at the end of a reporting period to align with transfer of control of the company’s products to the customer. In addition, to the extent performance obligations are satisfied over time, the company defers revenue recognition until the performance obligations are satisfied. As of June 30, 2019 and December 31, 2018, the company had deferred revenue of $2,676,000 and $2,416,000, respectively, related to outstanding performance obligations.

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

As of June 30, 2019, 6,357 Class B Common Shares remained outstanding. Conversion of Class B Common Shares have substantially diminished the significance of the company’s dual class voting structure. As of June 30, 2019, the holders of the Common Shares represented approximately 99.9% of the company’s total outstanding voting power.

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
The Compensation and Management Development Committee of the Board (the “Compensation Committee”), in its discretion, may grant an award under the 2018 Plan to any director or employee of the company or an affiliate. As of June 30, 2019, 3,840,691 Common Shares were available for future issuance under the 2018 Plan in connection with the following types of awards with respect to the company's Common Shares: incentive stock options, nonqualified stock options, SARs, restricted stock, restricted stock units, unrestricted stock and performance shares. The Compensation Committee also may grant performance units that are payable in cash. The Compensation Committee has the authority to determine which participants will receive awards, the amount of the awards and the other terms and conditions of the awards. The Common Shares authorized for issuance under the 2018 Plan includes an additional 3,000,000 Common Shares that were approved by shareholders at the company’s 2019 annual meeting on May 16, 2019.
The 2018 Plan provides that shares granted come from the company's authorized but unissued Common Shares or treasury shares. In addition, the company's stock-based compensation plans allow employee participants to exchange shares for minimum withholding taxes, which results in the company acquiring treasury shares.
The amounts of equity-based compensation expense recognized as part of SG&A expenses in All Other in business segments were as follows (in thousands):

	For the Six Months Ended June 30,
	2019	2018
Restricted stock / units	$3,093	$2,940
Performance shares / units	999	(27)
Non-qualified and performance stock options	211	30
Total stock-based compensation expense	$4,303	$2,943

Notes to Financial Statements	Equity Compensation

As of June 30, 2019, unrecognized compensation expense related to equity-based compensation arrangements granted under the company's 2018 Plan and previous plans, which is related to non-vested options and shares, was as follows (in thousands):

June 30, 2019
Restricted stock and restricted stock units	$11,932
Performance shares and performance share units	10,499
Non-qualified and performance stock options	1,728
Total unrecognized stock-based compensation expense	$24,159

Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures and for updated vesting assumptions for the performance share awards (see "Stock Options" and "Performance Shares and Performance Share Units" below). No tax benefits for share-based compensation were realized during the three and six months ended June 30, 2019 and 2018, respectively, due to a valuation allowance against deferred tax assets. In accordance with ASC 718, any tax benefits resulting from tax deductions in excess of the compensation expense recognized is classified as a component of financing cash flows.

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

The following table summarizes information about stock option activity for the six months ended June 30, 2019:

	June 30, 2019		Weighted Average Exercise Price
Options outstanding at January 1, 2019	1,885,362		$18.78
Canceled	(31,683)		21.40
Options outstanding at June 30, 2019	1,853,679		$18.73
Options exercise price range at June 30, 2019	$12.15	to	$33.36
Options exercisable at June 30, 2019	1,322,519
Shares available for grant at June 30, 2019*	3,840,691

________

*
Shares available for grant as of June 30, 2019 reduced by net restricted stock and restricted stock unit award activity of (469,428) shares and performance share and performance share unit award activity of 812,396 shares.

The following table summarizes information about stock options outstanding at June 30, 2019:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at June 30, 2019	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2019	Weighted Average Exercise Price
$ 12.15 – $20.00	798,284	6.3	$12.77	267,124	$13.99
$ 20.01 – $25.00	713,476	1.0	22.20	713,476	22.20
$ 25.01 – $30.00	337,423	1.1	25.33	337,423	25.33
$ 30.01 – $33.36	4,496	1.9	33.36	4,496	33.36
Total	1,853,679	3.3	$18.73	1,322,519	$21.38

Notes to Financial Statements	Equity Compensation

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

Restricted Stock and Restricted Stock Units

The following table summarizes information about restricted shares and restricted share units (primarily for non-U.S. recipients):

	June 30, 2019	Weighted Average Fair Value
Stock / Units unvested at January 1, 2019	637,663	$15.04
Granted	799,461	9.95
Vested	(267,588)	14.73
Canceled	(142,589)	12.89
Stock / Units unvested at June 30, 2019	1,026,947	$11.45

The restricted stock awards generally vest ratably over the three years after the award date. Unearned restricted stock compensation, determined as the market value of the shares at the date of grant, is being amortized on a straight-line basis over the vesting period.

Performance Shares and Performance Share Units

The following table summarizes information about performance shares and performance share units (for non-U.S. recipients):

	June 30, 2019	Weighted Average Fair Value
Shares / Units unvested at January 1, 2019	448,294	$14.37
Granted	576,737	9.93
Canceled	(16,500)	11.99
Shares / Units unvested at June 30, 2019	1,008,531	$11.87

During the six months ended June 30, 2019, performance shares and performance share units (for non-U.S. recipients) were granted as performance awards with a three-year performance period with payouts based on achievement of certain performance goals. The awards are classified as equity awards as they will be settled in Common Shares upon vesting. The number of shares earned will be determined at the end of the three-year performance period based on achievement of performance criteria for January 1, 2019 through December 31, 2021 established by the Compensation Committee at the time of grant. Recipients will be entitled to receive a number of Common Shares equal to the number of performance shares that vest based upon the levels of achievement which may range between 0% and 150% of the target number of shares with the target being 100% of the initial grant.

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

Notes to Financial Statements	Accumulated Other Comprehensive Income

Accumulated Other Comprehensive Income (Loss) by Component

Changes in accumulated other comprehensive income ("OCI") (in thousands):

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
March 31, 2019	$19,691	$317	$(2,677)	$102	$17,433
OCI before reclassifications	(6,569)	(2,517)	(277)	1,881	(7,482)
Amount reclassified from accumulated OCI	—	—	176	(356)	(180)
Net current-period OCI	(6,569)	(2,517)	(101)	1,525	(7,662)
June 30, 2019	$13,122	$(2,200)	$(2,778)	$1,627	$9,771

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
December 31, 2018	$12,244	$2,662	$(2,703)	$590	$12,793
OCI before reclassifications	878	(4,862)	(418)	1,622	(2,780)
Amount reclassified from accumulated OCI	—	—	343	(585)	(242)
Net current-period OCI	878	(4,862)	(75)	1,037	(3,022)
June 30, 2019	$13,122	$(2,200)	$(2,778)	$1,627	$9,771

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
March 31, 2018	$59,085	$(1,505)	$(7,699)	$(1,379)	$48,502
OCI before reclassifications	(25,407)	1,969	291	1,128	(22,019)
Amount reclassified from accumulated OCI	—	—	(1)	577	576
Net current-period OCI	(25,407)	1,969	290	1,705	(21,443)
June 30, 2018	$33,678	$464	$(7,409)	$326	$27,059

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
December 31, 2017	$50,376	$(4,612)	$(7,652)	$(1,242)	$36,870
OCI before reclassifications	(16,698)	5,076	373	743	(10,506)
Amount reclassified from accumulated OCI	—	—	(130)	825	695
Net current-period OCI	(16,698)	5,076	243	1,568	(9,811)
June 30, 2018	$33,678	$464	$(7,409)	$326	$27,059

Notes to Financial Statements	Accumulated Other Comprehensive Income

Reclassifications out of accumulated OCI were as follows (in thousands):

	Amount reclassified from OCI				Affected line item in the Statement of Comprehensive (Income) Loss
	For the Three Months Ended March 31,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Defined Benefit Plans
Service and interest costs	$176	$(1)	$343	$(130)	Selling, General and Administrative
Tax	—	—	—	—	Income Taxes
Total after tax	$176	$(1)	$343	$(130)

Derivatives
Foreign currency forward contracts hedging sales	$164	$209	$8	$234	Net Sales
Foreign currency forward contracts hedging purchases	(544)	429	(628)	680	Cost of Products Sold
Total loss (income) before tax	(380)	638	(620)	914
Tax	24	(61)	35	(89)	Income Taxes
Total after tax	$(356)	$577	$(585)	$825

Notes to Financial Statements	Charges Related to Restructuring Activities

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

For the six months ended June 30, 2019, charges totaled $2,013,000 which were related to North America ($1,208,000), Europe ($640,000) and All Other ($165,000). In North America, costs were incurred related to severance ($1,164,000) and contract terminations ($44,000). The European and All Other charges were for severance costs. Payments for the six months ended June 30, 2019 were $2,113,000 and the cash payments were funded with company's cash on hand. The 2019 charges are expected to be paid out within twelve months.

For the six months ended June 30, 2018, charges totaled $745,000 which were related to North America ($86,000), Europe ($401,000) and All Other ($258,000). In North America, costs were incurred related to severance ($221,000) and contract termination cost reversals ($135,000). The European and All Other charges were for severance costs. Payments for the six months ended June 30, 2018 were $3,474,000 and the cash payments were funded with company's cash on hand. Most of the 2018 charges have been paid out.
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

A progression by reporting segment of the accruals recorded as a result of the restructuring for the six months ended June 30, 2019 is as follows (in thousands):

	Severance	Contract Terminations	Total
December 31, 2018 Balances
North America	$656	$25	$681
Europe	181	—	181
All Other	820	—	820
Total	1,657	25	1,682
Charges
North America	531	22	553
Europe	320	—	320
All Other	(181)	—	(181)
Total	670	22	692
Payments
North America	(668)	(20)	(688)
Europe	(225)	—	(225)
All Other	(312)	—	(312)
Total	(1,205)	(20)	(1,225)
March 31, 2019 Balances
North America	519	27	546
Europe	276	—	276
All Other	327	—	327
Total	1,122	27	1,149
Charges
North America	633	22	655
Europe	320	—	320
All Other	346	—	346
Total	1,299	22	1,321
Payments
North America	(466)	(49)	(515)
Europe	(309)	—	(309)
All Other	(64)	—	(64)
Total	(839)	(49)	(888)
June 30, 2019 Balances
North America	686	—	686
Europe	287	—	287
All Other	609	—	609
Total	$1,582	$—	$1,582

Notes to Financial Statements	Income Taxes

Income Taxes

The company had an effective tax rate of 19.5% and 17.8% on losses before tax from continuing operations for the three and six months ended June 30, 2019, respectively, compared to an expected benefit of 21.0% on the continuing operations pre-tax loss for each period. The company had an effective tax rate of 21.9% and 21.0% for the three and six months ended June 30, 2018, respectively, compared to an expected benefit of 21.0% on the continuing operations pre-tax loss for each period. The company's effective tax rate for each of the three and six months ended June 30, 2019 and June 30, 2018 were unfavorable as compared to the U.S. federal statutory rate expected benefit, principally due to the negative impact of the company not being able to record tax benefits related to the significant losses in countries which had tax valuation allowances. The effective tax rate was increased for the three and six months ended June 30, 2019 and June 30, 2018 by certain taxes outside the United States, excluding countries with tax valuation allowances, that were at an effective rate higher than the U.S. statutory rate.

Notes to Financial Statements	Net Loss Per Common Share

Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated.

(In thousands except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Basic
Average common shares outstanding	33,749	33,169	33,527	33,040

Net loss	$(12,717)	$(16,543)	$(26,603)	$(30,651)

Net loss per common share	$(0.38)	$(0.50)	$(0.79)	$(0.93)

Diluted
Average common shares outstanding	33,749	33,169	33,527	33,040
Stock options and awards	15	827	12	827
Average common shares assuming dilution	33,764	33,996	33,539	33,867

Net loss	$(12,717)	$(16,543)	$(26,603)	$(30,651)

Net loss per common share *	$(0.38)	$(0.50)	$(0.79)	$(0.93)

________
* Net loss per common share assuming dilution calculated utilizing weighted average shares outstanding-basic for the periods in which there was a net loss.

At June 30, 2019, 326,799 shares associated with stock options were excluded from the average common shares assuming dilution for the three months ended June 30, 2019 as they were anti-dilutive. At June 30, 2019, the majority of the anti-dilutive shares were granted at an exercise price of $25.24, which was higher than the average fair market value price of $6.52 and $6.85 for the three and six months ended June 30, 2019, respectively.

At June 30, 2018, 329,315 shares associated with stock options were excluded from the average common shares assuming dilution for the three and six months ended June 30, 2018 as they were anti-dilutive. At June 30, 2018, the majority of the anti-dilutive shares were granted at an exercise price of $25.79, which was higher than the average fair market value price of $18.09 and $17.87 for the three and six months ended June 30, 2018, respectively.

For both the three and six months ended June 30, 2019 and June 30, 2018, respectively, no shares were included in the common shares assuming dilution related to the company's issued warrants as the average market price of the company stock for these periods did not exceed the strike price of the warrants.

Notes to Financial Statements	Concentration of Credit Risk

Concentration of Credit Risk

The company manufactures and distributes durable medical equipment to the home health care, retail and extended care markets. The company performs credit evaluations of its customers’ financial condition. The company utilizes De Lage Landen, Inc. (“DLL”), a third-party financing company, to provide lease financing to Invacare's U.S. customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a recourse obligation of $1,916,000 at June 30, 2019 to DLL for events of default under the contracts, which total $11,208,000 at June 30, 2019. Guarantees, ASC 460, requires the company to record a guarantee liability as it relates to the limited recourse obligation. The company's recourse is re-evaluated by DLL biannually, considers activity between the biannual dates and excludes any receivables purchased by the company from DLL. The company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with Receivables, ASC 310-10-05-4. Credit losses are provided for in the financial statements.

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

The company has historically not recognized any material amount of ineffectiveness related to forward contract cash flow hedges because the company generally limits its hedges to between 50% and 90% of total forecasted transactions for a given entity’s exposure to currency rate changes and the transactions hedged are recurring in nature. Furthermore, most of the hedged transactions are related to intercompany sales and purchases for which settlement occurs on a specific day each month. Forward contracts with a total notional amount in USD of $71,239,000 and $50,475,000 matured for the six months ended June 30, 2019 and June 30, 2018, respectively.

Notes to Financial Statements	Derivatives

Outstanding foreign currency forward exchange contracts qualifying and designated for hedge accounting treatment were as follows (in thousands USD):

	June 30, 2019		December 31, 2018
	Notional Amount	Unrealized Net Gain (Loss)	Notional Amount	Unrealized Net Gain (Loss)
USD / AUD	$1,800	$62	$6,390	$146
USD / CAD	2,003	18	12,221	(101)
USD / CNY	1,729	12	4,460	32
USD / EUR	36,128	1,203	70,748	173
USD / GBP	2,204	41	1,233	—
USD / NZD	4,902	109	10,359	149
USD / SEK	—	—	603	—
USD / MXP	5,696	259	7,801	37
EUR / GBP	17,047	(131)	41,087	174
EUR / SEK	6,507	138	15,106	(92)
EUR / NOK	—	—	977	—
EUR / NZD	670	47	2,042	64
DKK / SEK	—	—	1,561	—
	$78,686	$1,758	$174,588	$582

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

Foreign currency forward exchange contracts not qualifying or designated for hedge accounting treatment, as well as ineffective hedges, entered into in 2019 and 2018, respectively, and outstanding were as follows (in thousands USD):

	June 30, 2019		December 31, 2018
	Notional Amount	Gain (Loss)	Notional Amount	Gain (Loss)
AUD / USD	$6,100	$(14)	$11,500	$167
CAD / USD	12,785	(126)	—	—
EUR / USD	669	22	—	—
NZD / USD	3,950	(126)	3,000	30
AUD / NZD	6,000	30	10,800	22
EUR / NOK	—	—	18	—
	$29,504	$(214)	$25,318	$219

Notes to Financial Statements	Derivatives

The fair values of the company’s derivative instruments were as follows (in thousands):

	June 30, 2019		December 31, 2018
	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	$1,891	$133	$792	$210
Derivatives not designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	81	295	228	9
Total derivatives	$1,972	$428	$1,020	$219

The fair values of the company’s foreign currency forward exchange contract assets and liabilities are included in Other Current Assets and Accrued Expenses, respectively in the Consolidated Balance Sheets.

The effect of derivative instruments on Accumulated Other Comprehensive Income (OCI) and the Statement of Comprehensive Income (Loss) and was as follows (in thousands):

Derivatives in ASC 815 cash flow hedge relationships	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended June 30, 2019
Foreign currency forward exchange contracts	$1,881	$356	$44
Six months ended June 30, 2019
Foreign currency forward exchange contracts	$1,622	$585	$52
Three months ended June 30, 2018
Foreign currency forward exchange contracts	$1,128	$(577)	$—
Six months ended June 30, 2018
Foreign currency forward exchange contracts	$743	$(825)	$(1)

Derivatives not designated as hedging instruments under ASC 815			Amount of Gain (Loss) Recognized in Income on Derivatives
Three months ended June 30, 2019
Foreign currency forward exchange contracts			$(202)
Six months ended June 30, 2019
Foreign currency forward exchange contracts			$(214)
Three months ended June 30, 2018
Foreign currency forward exchange contracts			$197
Six months ended June 30, 2018
Foreign currency forward exchange contracts			$427

The gains or losses recognized as the result of the settlement of cash flow hedge foreign currency forward contracts are recognized in net sales for hedges of inventory sales and in cost of product sold for hedges of inventory purchases. For the three and six months ended June 30, 2019, net sales were decreased by $164,000 and $8,000 while cost of product sold was decreased by $544,000 and $628,000 for net pre-tax realized gains of $380,000 and $620,000, respectively. For the three and six months ended June 30, 2018, net sales were decreased by $209,000 and $234,000 while cost of product sold was increased by $429,000 and $680,000 for net realized pre-tax losses of $638,000 and $914,000, respectively.

Losses of $202,000 and $214,000 and were recognized in selling, general and administrative (SG&A) expenses for the three and six months ended June 30, 2019 compared to gains of $197,000 and $427,000 for the three and six months ended June 30, 2018 related to forward contracts not designated as hedging instruments. The forward contracts were entered into to offset gains/losses that were also recorded in SG&A expenses

Notes to Financial Statements	Derivatives

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
The fair values of the outstanding convertible note derivatives as of June 30, 2019 and their effect on the Statement of Comprehensive Income (Loss) were as follows (in thousands):

		Gain (Loss)		Gain (Loss)
	Fair Value	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Convertible 2021 debt conversion long-term liability	$—	$4,504	$(5,609)	$(2,210)	$(7,982)
Convertible 2022 debt conversion long-term liability	—	2,491	(5,837)	(6,193)	(7,647)
Convertible 2021 note hedge long-term asset	—	(3,652)	5,896	2,852	7,943
Convertible 2022 note hedge long-term asset	—	(1,873)	5,571	6,748	7,810
Net fair value and net gain on convertible debt derivatives	$—	$1,470	$21	$1,197	$124

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

On May 16, 2019, shareholders approved the use of shares to potentially settle the company's convertible debt. As a result of the shareholder approval, the note hedge assets and conversion liabilities are no longer bifurcated and accounted for as separate derivatives and thus were eliminated with the offset to additional paid-in-capital.

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

On May 16, 2019, shareholders approved the use of shares to potentially settle conversion of the company's convertible notes. As a result of the shareholder approval, the note hedge assets and conversion liabilities are no longer bifurcated and accounted for as separate derivatives and thus are no longer accounted for as separate assets and liabilities.
The following table provides a summary of the company’s assets and liabilities that are measured on a recurring basis (in thousands):

	Basis for Fair Value Measurements at Reporting Date
	Quoted Prices in Active Markets for Identical Assets / (Liabilities)	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Level I	Level II	Level III
June 30, 2019
Forward exchange contracts—net	—	$1,544	—
December 31, 2018
Forward exchange contracts—net	—	$801	—
Convertible 2021 debt conversion liability	—	(1,458)	—
Convertible 2021 note hedge asset	—	1,028	—
Convertible 2022 debt conversion liability	—	(2,611)	—
Convertible 2022 note hedge asset	—	2,062	—

The carrying values and fair values of the company’s financial instruments are as follows (in thousands):

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$89,511	$89,511	$116,907	$116,907
Other investments	86	86	90	90
Installment receivables, net of reserves	1,170	1,170	1,796	1,796
Long-term debt (including current maturities of long-term debt) *	(284,189)	(248,234)	(255,645)	(181,928)
Convertible 2021 debt conversion liability in Other Long-Term Obligations	—	—	(1,458)	(1,458)
Convertible 2021 note hedge in Other Long-Term Assets	—	—	1,028	1,028
Convertible 2022 debt conversion liability in Other Long-Term Obligations	—	—	(2,611)	(2,611)
Convertible 2022 note hedge in Other Long-Term Assets	—	—	2,062	2,062
Forward contracts in Other Current Assets	1,972	1,972	1,020	1,020
Forward contracts in Accrued Expenses	(428)	(428)	(219)	(219)

________
* The company's long-term debt is shown net of discount and fees associated with the Convertible Senior Notes due 2021 and 2022 on the company's condensed consolidated balance sheet. Accordingly, the fair values of the Convertible Senior Notes due 2021 and 2022 are included in the long-term debt presented in this table are also shown net of the discount and fees. Long-term debt amounts also include long term lease obligations for both operating and financing leases.

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

Long-term debt: Fair value for the company’s convertible debt is based on quoted market-based estimates as of the end of the period, while the revolving credit facility fair value is based upon an estimate of the market for similar borrowing arrangements. Long term lease obligations for both operating and financing leases are based on present values of minimum lease payments. The fair values are deemed to be categorized as Level 2 in the fair value hierarchy.

Convertible debt derivatives: The fair values for the convertible debt conversion liabilities and note hedge derivatives were based on valuation models in which all the significant inputs are observable in active markets.

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

In the first quarter of 2019, the company reassessed the alignment of its reporting segments and concluded that the North America/Home Medical Equipment (NA/HME) and Institutional Products Group (IPG) segments should be combined into a single operating segment, now referred to as North America. This change better reflects how the company manages, allocates resources and assesses performance of the businesses contained in the new North America segment. Additionally, the company reassessed the activity of the businesses in its former Asia/Pacific segment and concluded that the Asia Pacific businesses should now be reported as part of the All Other segment, since those businesses, individually and collectively, are not large enough relative to the company's overall business to merit disclosure as a separate reporting segment. The company believes that these changes provide improved transparency of the company’s business results to its shareholders, and better align with how the company manages its businesses. Segment results for the 2018 have been reclassified to reflect the realignment of the company’s reporting segments and be comparable to the segment results for 2019.

As part of the company's realignment of its reportable and operating segments, the company considered whether the reporting units used for purposes of assessing impairment of goodwill should be changed and concluded that no changes were necessary.

Notes to Financial Statements	Business Segments

The information by segment is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues from external customers
Europe	$133,991	$138,896	$258,835	$270,210
North America	89,553	93,571	175,797	188,240
All Other (Asia Pacific)	12,314	13,685	24,645	24,762
Consolidated	$235,858	$246,152	$459,277	$483,212
Intersegment revenues
Europe	$3,820	$4,877	$7,272	$8,734
North America	19,442	24,033	39,979	47,625
All Other (Asia Pacific)	2,745	5,254	5,872	10,914
Consolidated	$26,007	$34,164	$53,123	$67,273
Restructuring charges before income taxes
Europe	$320	$108	$640	$401
North America	655	(11)	1,208	86
All Other	346	247	165	258
Consolidated	$1,321	$344	$2,013	$745
Operating income (loss)
Europe	$5,470	$5,171	$11,252	$11,765
North America	(1,243)	(7,257)	(5,622)	(13,797)
All Other	(7,416)	(4,331)	(12,605)	(9,132)
Charge expense related to restructuring activities	(1,321)	(344)	(2,013)	(745)
Consolidated operating loss	(4,510)	(6,761)	(8,988)	(11,909)
Net gain on convertible debt derivatives	1,470	21	1,197	124
Net Interest expense	(7,602)	(6,828)	(14,787)	(13,541)
Loss before income taxes	$(10,642)	$(13,568)	$(22,578)	$(25,326)

Notes to Financial Statements	Business Segments

Net sales by product, are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Europe
Lifestyle	$60,866	$66,836	$122,700	$132,147
Mobility and Seating	62,802	61,179	116,533	115,615
Respiratory Therapy	5,446	6,497	9,956	13,275
Other(1)	4,877	4,384	9,646	9,173
	$133,991	$138,896	$258,835	$270,210
North America
Lifestyle	$44,855	$43,298	$87,858	$86,749
Mobility and Seating	29,919	30,892	58,386	59,375
Respiratory Therapy	14,298	18,744	28,703	40,888
Other(1)	481	637	850	1,228
	$89,553	$93,571	$175,797	$188,240
All Other (Asia Pacific)
Mobility and Seating	$7,454	$8,448	$15,341	$15,339
Lifestyle	2,552	3,183	5,260	5,735
Respiratory Therapy	716	522	888	646
Other(1)	1,592	1,532	3,156	3,042
	$12,314	$13,685	$24,645	$24,762

Total Consolidated	$235,858	$246,152	$459,277	$483,212
   ________________________

(1)	Includes various services, including repair services, equipment rentals and external contracting.

Notes to Financial Statements	Contingencies

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the quarter ended June 30, 2019, there were no material changes to market risk information provided in the company's Annual Report on Form 10-K for the year ended December 31, 2018. Please refer to Item 7A - Quantitative and Qualitative Disclosures About Market Risk of company's Annual Report on Form 10-K for the period ending December 31, 2018.

Item 4.    Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures
As of June 30, 2019, an evaluation was performed, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of June 30, 2019, in ensuring that information required to be disclosed by the company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Part II	Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of common shares made by the company during the three months ended June 30, 2019.

Period			Total Number of Shares Purchased (1)	Avg. Price Paid Per Share $	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
4/1/2019	-	4/30/2019	—	$—	—	2,453,978
5/1/2019	-	5/31/2019	70,541	6.80	—	2,453,978
6/1/2019	-	6/30/2019	—	—	—	2,453,978
Total			70,541	$6.80	—	2,453,978
________

(1)
All 70,541 shares repurchased between April 1, 2019 and June 30, 2019 were surrendered to the company by employees for minimum tax withholding purposes in conjunction with the vesting of restricted shares awarded to the employees or the exercise of non-qualified options by employees under the company's equity compensation plans.

(2)
In 2001, the Board of Directors authorized the company to purchase up to 2,000,000 Common Shares, excluding any shares acquired from employees or directors as a result of the exercise of options or vesting of restricted shares pursuant to the company’s performance plans. The Board of Directors reaffirmed its authorization of this repurchase program on November 5, 2010, and on August 17, 2011 authorized an additional 2,046,500 shares for repurchase under the plan. To date, the company has purchased 1,592,522 shares under this program, with authorization remaining to purchase 2,453,978 shares. The company purchased no shares pursuant to this Board authorized program during the quarter ended June 30, 2019.

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

INVACARE CORPORATION

Date:	August 5, 2019	By:	/s/ Kathleen P. Leneghan
Name: Kathleen P. Leneghan
Title: Chief Financial Officer
(As Principal Financial and Accounting Officer and on behalf of the registrant)