Form 10-Q
period 2019-09-30
INVACARE CORP
filed 2019-11-06
CIK 742112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[☒] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒
As of November 4, 2019, the registrant had 33,651,749 Common Shares and 6,357 Class B Common Shares outstanding.

	Item	Page
PART I: FINANCIAL INFORMATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations	2	1
Financial Statements (Unaudited)	1
Condensed Consolidated Statement of Comprehensive Income (Loss) - Three and Nine Months Ended September 30, 2019 and September 30, 2018		17
Condensed Consolidated Balance Sheets - September 30, 2019 and December 31, 2018		18
Condensed Consolidated Statement of Cash Flows - Nine Months Ended September 30, 2019 and September 30, 2018		19
Condensed Consolidated Statement of Shareholders' Equity - Three and Nine Months Ended September 30, 2019 and September 30, 2018		20
Notes to Condensed Consolidated Financial Statements - September 30, 2019		22
Quantitative and Qualitative Disclosures About Market Risk	3	62
Controls and Procedures	4	62

PART II: OTHER INFORMATION
Legal Proceedings	1	63
Risk Factors	1A	63
Unregistered Sales of Equity Securities and Use of Proceeds	2	64
Exhibits	6	65
Signatures		66

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The discussion and analysis presented below is concerned with material changes in financial condition and results of operations between the periods specified in the condensed consolidated balance sheets at September 30, 2019 and December 31, 2018, and in the condensed consolidated statement of comprehensive income (loss) for the three and nine months ended September 30, 2019 and September 30, 2018. All comparisons presented are with respect to the same period last year, unless otherwise stated. This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes that appear elsewhere in this Quarterly Report on Form 10-Q and the MD&A included in the company's Annual Report on Form 10-K for the year ended December 31, 2018. For some matters, SEC filings from prior periods may be useful sources of information.

In the first quarter of 2019, the company reassessed the alignment of its reporting segments and combined the North America/Home Medical Equipment (NA/HME) and Institutional Products Group (IPG) segments into a single operating segment, referred to as North America. This change better reflects how the company manages, allocates resources and assesses performance of the businesses contained in the North America segment. Additionally, the company reassessed the activity of the businesses in its former Asia/Pacific segment and began reporting the Asia Pacific businesses as part of the All Other segment, since those businesses, individually and collectively, are not large enough relative to the company's overall business to merit disclosure as a separate reporting segment. The company believes that these changes provide improved transparency of the company’s business results to its shareholders, and are better aligned with how the company manages its businesses. Segment results for 2018 have been reclassified to reflect the realignment of the company’s reporting segments and be comparable to the segment results for 2019.
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

Transformation
The company continues to execute a multi-year transformation to shift to its new strategy. This is expected to yield better financial results from the application of the company's resources to products and solutions that provide greater healthcare value in clinically complex rehabilitation and post-acute care. The transformation is divided into the following three phases:

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
Key elements of the enhanced transformation and growth plan:

•	Continue to drive all business segments and product lines based on their potential to be profitable and to achieve a leading market position given evolving market dynamics;

•	In Europe, leverage centralized innovation and supply chain capabilities while reducing the cost and complexity of a legacy infrastructure;

•	In North America, adjust the portfolio to support consistent profitable growth, drive faster innovation, and redesign business processes to lower cost and improve customers' experience;

•	In Asia Pacific, remain focused on sustainable growth and expansion in the southeast Asia region; and

•	Globally, take actions to reduce working capital and improve free cash flow.

The company intends to continue to make significant investments in its transformation, reduce sales in certain areas, refocus resources away from less accretive activities, and look at its global infrastructure for opportunities to drive efficiency with a focus on improving profitability and cash flow generation.

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

OUTLOOK

The company continues to expect to achieve the earnings and free cash flow usage targets announced for 2019 and into 2020 with a combination of low single-digit sales growth, gross profit improvements and substantial cost reductions. Certain product lines may be discontinued to focus investment on more profitable areas of growth. The company participates in growing markets and believes its long-term economic potential remains strong.

For 2019, the company anticipates net sales growth in Europe and North America mobility and seating products, which is anticipated to be offset by the previously announced, expected year-over-year reduction in respiratory sales in North America impacted by market uncertainty due to recently implemented reimbursement changes. In addition, the company anticipates gross profit expansion as a result of cost improvement actions. These actions should contribute to improved earnings in 2019.

As a result of the successful implementation of strategic improvement initiatives, the company anticipates an improvement in free cash flow usage for 2019 as compared to 2018 driven by improvements in segment profitability compared to 2018, and the benefit of converting the higher inventory levels at the end of 2018 to cash in 2019. It further assumes that these benefits will be partially offset by increased working capital to support growth, especially in North America mobility and seating products with an extended quote-to-cash cycle, higher capital expenditures, and cash needed to fund restructuring actions. The company has historically generated negative free cash flow during the first half of the year. This pattern continued in 2019 due in part to the timing of annual one-time payments such as customer rebates and employee bonuses earned during the prior year, and higher working capital usage from seasonal inventory increases. The absence of these payments and somewhat seasonally stronger sales in the second half of the year historically has resulted in more favorable free cash flow in the second half of the year. The company expects capital expenditures of approximately $10,000,000 to $13,000,000 in 2019.

Furthermore, the company believes that an eventual return to positive earnings combined with its balance sheet will support the company's transformation plans and enable the company to address future debt maturities.

MD&A	Net Sales

RESULTS OF OPERATION - NET SALES

The company operates in two primary business segments: North America and Europe with each selling the company's primary product categories, which include: lifestyle, mobility and seating and respiratory therapy products. Sales in Asia Pacific are reported in All Other and include products similar to those sold in North America and Europe.

($ in thousands USD)	3Q19*	3Q18	Reported % Change	Foreign Exchange % Impact	Constant Currency % Change
Europe	137,371	144,339	(4.8)	(4.2)	(0.6)
North America	87,118	88,844	(1.9)	(0.1)	(1.8)
All Other (Asia Pacific)	11,285	11,376	(0.8)	(4.6)	3.8
Consolidated	235,774	244,559	(3.6)	(2.7)	(0.9)

($ in thousands USD)	YTD 3Q19**	YTD 3Q18	Reported % Change	Foreign Exchange % Impact	Constant Currency % Change
Europe	396,206	414,549	(4.4)	(6.2)	1.8
North America	262,915	277,084	(5.1)	(0.3)	(4.8)
All Other (Asia/Pacific)	35,930	36,138	(0.6)	(6.4)	5.8
Consolidated	695,051	727,771	(4.5)	(4.0)	(0.5)

*Date format is quarter and year in each instance.
** YTD means the first nine months of the year in each instance.
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
Constant currency net sales performance drivers by segment:
Europe - Constant currency net sales decreased in 3Q19 compared to 3Q18 as an increase in mobility and seating product sales was more than offset by decreased sales of lifestyle and respiratory products. Constant currency YTD 3Q19 net sales increased compared to YTD 3Q18 due to increases in net sales of mobility and seating products partially offset by decreased sales of respiratory and lifestyle products.

North America - Constant currency net sales for 3Q19 decreased compared to 3Q18 as slightly higher mobility and seating product net sales were more than offset by an 8.3% decline in respiratory product net sales, along with lower lifestyle product net sales. The constant currency respiratory product net sales decline was $1.1 million for 3Q19 compared to 3Q18. Excluding respiratory product sales, for which gross profits grew on lower sales, constant currency net sales decreased 0.7%. The YTD 3Q19 decrease in constant currency net sales compared to YTD 3Q18 was driven primarily by decreased respiratory sales, which declined $13.2 million.
All Other - Constant currency net sales, which relate entirely to the Asia Pacific region, increased for 3Q19 compared to 3Q18 driven by net sales increases in lifestyle products. The YTD 3Q19 constant currency net sales increase compared to the same period last year was driven by net sales increases in all product categories.

MD&A	Net Sales

The following tables provide net sales at reported foreign exchange rates for the quarters ended September 30, June 30 and March 31, 2019, respectively, and net sales for the quarters ended September 30, and June 30, 2019, respectively, as translated at the foreign exchange rates for the quarter ended March 31, 2019 with each then compared to each other (constant currency sequential net sales).

	Q319 at Reported Foreign Exchange Rates	Foreign Exchange Translation Impact	Q319 at Q119 Foreign Exchange Rates	Q219 at Q119 Foreign Exchange Rates	Sequential Growth $	Sequential Growth %
Europe	$137,371	$2,784	$140,155	$135,385	$4,770	3.5%
North America	87,118	(56)	87,062	89,610	(2,548)	(2.8)
All Other (Asia Pacific)	11,285	510	11,795	12,604	(809)	(6.4)
Consolidated	$235,774	$3,238	$239,012	$237,599	$1,413	0.6%

	Q219 at Reported Foreign Exchange Rates	Foreign Exchange Translation Impact	Q219 at Q119 Foreign Exchange Rates	Q119 at Q119 Foreign Exchange Rates	Sequential Growth $	Sequential Growth %
Europe	$133,991	$1,394	$135,385	$124,844	$10,541	8.4%
North America	89,553	57	89,610	86,243	3,367	3.9
All Other (Asia Pacific)	12,314	290	12,604	12,332	272	2.2
Consolidated	$235,858	$1,741	$237,599	$223,419	$14,180	6.3%

The net sales amounts in the preceding table are converted at 1Q 2019 foreign exchange rates so that the sequential change in net sales can be shown, excluding the impact of changes in foreign currency exchange rates. The sequential change from

1Q19 to 3Q19 reflects the historical trend in which the company's consolidated sales are generally stronger as the year progresses, particularly in Europe.

MD&A	Net Sales

Constant currency net sales of mobility and seating products, which comprise most of the company's clinically complex product portfolio, increased to 45.5% in 3Q19 from 44.7% in 3Q18 and increased to 43.2% YTD 19 from 41.4% in YTD 18.

This increase reflects the company's continued transformation efforts, especially where the company has shifted the product portfolio and alignment of resources to focus on clinically complex solutions.

MD&A	Gross Profit

GROSS PROFIT

Gross profit for 3Q19 increased compared to 3Q18 principally due to lower R&D expense, improved product mix, lower freight expenses and positive operational variances, which were partially offset by the negative impact of foreign exchange and reduced net sales. Currency translation negatively impacted consolidated gross profit by $2,034,000 in 3Q19. Gross profit was higher by 190 basis points compared to 3Q18 driven primarily by significant improvements in the North America segment partially offset by a slightly lower gross profit percentage in Europe, which included unfavorable foreign exchange. The company was able to significantly mitigate the direct and indirect negative impact of tariffs, including the impact of legacy 2018 and new 2019 tariffs. In 3Q19, increased costs influenced by the tariffs were approximately $600,000 in the North America segment compared to $1,300,000 in 3Q18.
Gross Profit for YTD 3Q19 decreased compared to YTD 3Q18 principally due to due to reduced gross profit in Europe, due primarily to unfavorable foreign exchange. Currency translation negatively impacted consolidated gross profit YTD

3Q19 by $8,604,000. YTD Gross profit as a percentage of net sales was higher by 50 basis points compared to the same period last year primarily due to favorable variances despite the negative impact of direct and indirect tariffs instituted in the second half of 2018, which increased costs by approximately $1,400,000 YTD 3Q19 compared to $1,300,000 YTD 3Q18.

Gross profit drivers by segment:
Europe - Gross profit as a percentage of net sales for 3Q19 decreased 0.2 of a percentage point, or $2,573,000, compared to 3Q18. The decrease in gross profit was driven primarily by unfavorable sales mix and unfavorable foreign exchange, both translation and transaction.
Gross profit as a percentage of net sales for YTD 3Q19 decreased 0.5 of a percentage point, while gross profit dollars decreased $7,747,000, compared to the same period last year. The decrease in gross profit dollars was driven by unfavorable foreign exchange, both translation and transaction, and unfavorable sales mix, partially offset by lower freight expense and positive operational variances.
North America - Gross profit as a percentage of net sales for 3Q19 increased 4.1 percentage points, and increased $3,885,000, compared to 3Q18. The increase in gross profit was primarily due to improved product mix and favorable material costs, partially offset by lower sales volumes and the negative impact of tariffs and related material cost increases of approximately $600,000 in 3Q19 compared to $1,300,000 in 3Q18.
Gross profit as a percentage of net sales for YTD 3Q19 increased 2.2 percentage points, while gross profit dollars increased $2,913,000, compared to YTD 3Q18. Gross profit improvement was driven by favorable pricing and product mix despite the negative impact of tariffs and related material cost increases of approximately $1,400,000 in YTD 3Q19.
All Other - Gross profit, which primarily relates to the company's Asia Pacific businesses, increased 3.0 percentage points or $684,000, compared to 3Q18. The increase in gross profit dollars was primarily due to higher sales volumes and favorable mix.

Gross profit YTD 3Q19 decreased 1.0 percentage point, or $512,000, compared to YTD 3Q18. The decrease in gross profit dollars was primarily due to unfavorable net sales mix.

MD&A	Gross Profit

Sequential gross profit as a percentage of net sales was approximately flat comparing 1Q19 to 2Q19 and increased in 3Q19 driven primarily by the increase in North America as a result of favorable sales mix.

Sequential quarterly gross profit dollars continued to increase. The increase in gross profit was driven by sequential net sales increase and improved gross profit percentage in 3Q19.

MD&A	SG&A

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

($ in thousands USD)	3Q19	3Q18	Reported Change	Foreign Exchange Impact	Constant Currency Change
SG&A Expenses - $	63,539	69,945	(6,406)	1,113	(5,293)
SG&A Expenses - % change			(9.2)	(1.6)	(7.6)
% to net sales	26.9	28.6

($ in thousands USD)	YTD 3Q19	YTD 3Q18	Reported Change	Foreign Exchange Impact	Constant Currency Change
SG&A Expenses - $	197,035	214,972	(17,937)	6,068	(11,869)
SG&A Expenses - % change			(8.3)	(2.8)	(5.5)
% to net sales	28.3	29.5

SG&A expense excluding the impact of foreign currency translation, which is referred to as "constant currency SG&A", decreased for 3Q19 and YTD 3Q19 compared to the same periods last year primarily due to reduced employment costs. The reduction in SG&A expense was primarily driven by cost reduction actions implemented in 2018 and 2019.

SG&A expense drivers by segment:

Europe - SG&A expenses for 3Q19 decreased $2,150,000 or 6.8% compared to 3Q18 with foreign currency translation decreasing SG&A expenses by $961,000, or 3.0%. Constant currency SG&A expenses decreased $1,189,000, or 3.8%. The decreased expense was primarily attributable to lower employment costs.

SG&A expenses for YTD 3Q19 decreased by 6.9%, or $6,811,000, compared to YTD 3Q18 with foreign currency translation decreasing SG&A expenses by $5,132,000, or 5.2%. Constant currency SG&A expenses decreased $1,679,000, or 1.7%. The decreased expense was primarily attributable to lower employment costs partially offset by unfavorable foreign currency transactions.

North America - SG&A expenses for 3Q19 decreased 19.0%, or $5,662,000, compared to 3Q18 with foreign currency translation decreasing SG&A expenses by $15,000. Constant currency SG&A expenses decreased $5,647,000, or 18.9% driven primarily by employment costs.

SG&A expenses for YTD 3Q19 decreased 16.5%, or $14,810,000, compared to YTD 3Q18 with foreign currency translation decreasing SG&A expenses by $275,000. Constant currency SG&A expenses decreased $14,535,000, or 16.1% driven primarily by employment costs.

All Other - SG&A expenses for 3Q19 increased by $1,406,000 compared to 3Q18 with foreign currency translation decreasing SG&A expenses by $137,000. All Other includes SG&A related to the Asia Pacific businesses and non-allocated corporate costs. SG&A expenses related to non-allocated corporate costs for 3Q19 increased 37.3%, or $1,820,000, compared to 3Q18. The increase was driven primarily by increased employment costs, including stock compensation expense, and professional service costs. Related to the Asia Pacific businesses, 3Q19 SG&A decreased 11.0%, or $414,000, compared to 3Q18 with foreign currency translation decreasing SG&A expenses $137,000, or 3.6%. Constant currency SG&A expenses decreased $277,000, or 7.4%, due to employment costs.

SG&A expenses for YTD 3Q19 increased $3,684,000 compared to YTD 3Q18 with foreign currency translation decreasing SG&A expenses $661,000. SG&A expenses related to non-allocated corporate costs for 3Q19 increased 27.5%, or $4,258,000, compared to 3Q18. The increase was driven primarily by increased employment costs, including stock compensation expense, and professional service costs. Related to the Asia Pacific businesses, YTD 3Q19 SG&A decreased 5.1%, or $574,000, compared to 3Q18 with foreign currency translation decreasing SG&A expenses $661,000, or 5.9%. Constant currency SG&A expenses were relatively flat increasing $87,000, or 0.8%.

MD&A	Operating Income (Loss)

OPERATING INCOME (LOSS)

($ in thousands USD)	3Q19	3Q18	$ Change	% Change	YTD 3Q19	YTD 3Q18	$ Change	% Change
Europe	11,365	11,788	(423)	(3.6)	22,617	23,553	(936)	(4.0)
North America	(1,694)	(11,261)	9,567	85.0	(7,316)	(25,058)	17,742	70.8
All Other	(5,625)	(4,883)	(742)	(15.2)	(18,230)	(14,015)	(4,215)	(30.1)
Charges related to restructuring	(1,628)	(920)	(708)	(77.0)	(3,641)	(1,665)	(1,976)	(118.7)
Consolidated Operating Income (Loss)	2,418	(5,276)	7,694	145.8	(6,570)	(17,185)	10,615	61.8

For 3Q19 and YTD 3Q19, consolidated operating profitability improved due to reduced SG&A expense partially offset by higher restructuring costs and unfavorable foreign exchange.

Operating income (loss) by segment:
Europe - Operating income for 3Q19 decreased compared to 3Q18 principally due to unfavorable foreign exchange and unfavorable sales mix. The negative impact from foreign currency translation was $800,000. Operating income for YTD 3Q19 decreased compared to YTD 3Q18 as constant currency sales growth was offset by unfavorable sales mix and the negative impact of foreign currency translation of $2,300,000.

North America - Operating loss for 3Q19 and YTD 3Q19 improved significantly compared to the same periods a year ago primarily due reduced SG&A expense and improved gross profit. Gross profit improved despite the negative impact of tariffs and related material cost increases of approximately $600,000 in 3Q19 and $1,400,000 YTD 3Q19.

All Other - Operating loss for 3Q19 and YTD 3Q19 increased compared to the same periods a year ago driven by increased corporate costs related to employment costs, including higher stock compensation and bonus expense, and professional service costs. Operating profit improved for the Asia Pacific business, included in All Other, driven by sales growth, gross profit expansion and reduced SG&A expenses. YTD 3Q19 decreased compared to YTD 3Q18 driven by reduced sales, unfavorable gross profit and increased SG&A expenses.

Charge Related to Restructuring Activities
Restructuring charges totaled $3,641,000 for YTD 3Q19 principally related to severance costs. Restructuring charges were incurred in the Europe ($1,903,000), North America ($1,539,000) and All Other ($199,000) segments.

Restructuring charges totaled $1,665,000 for YTD 3Q18 principally related to severance costs. Restructuring charges were incurred in the Europe ($1,170,000), North America ($227,000) and All Other ($268,000) segments.

MD&A	Other Items

OTHER ITEMS

Net Gain (Loss) on Convertible Debt Derivatives

($ in thousands USD)	Change in Fair Value - Gain (Loss)
	3Q19	3Q18	YTD 3Q19	YTD 3Q18
Convertible Note Hedge Assets	—	(55,443)	9,600	(39,690)
Convertible Debt Conversion Liabilities	—	59,523	(8,403)	43,894
Net Gain on Convertible Debt Derivatives	—	4,080	1,197	4,204

The company recognized a net gain of $1,197,000 YTD 3Q19 compared to net gains of $4,080,000 and $4,204,000 in 3Q18 and YTD 3Q18, respectively, related to the fair value of convertible debt derivatives. As a result of the company’s receipt of shareholder approval authorizing the company to elect to settle future conversions of its convertible notes in common shares, 2Q19 was the last quarter for which the company could recognize gain (or loss) on the fair value of its note hedge assets and convertible debt conversion liabilities. See "Long-Term Debt" in the notes to the Consolidated Financial Statements included elsewhere in this report for more detail.

Interest

($ in thousands USD)	3Q19	3Q18	$ Change	% Change
Interest Expense	6,992	7,115	(123)	(1.7)
Interest Income	(113)	(85)	(28)	32.9

($ in thousands USD)	YTD 3Q19	YTD 3Q18	$ Change	% Change
Interest Expense	22,027	21,041	986	4.7
Interest Income	(361)	(470)	109	(23.2)

The decrease in interest expense for 3Q19 compared to 3Q18 was the result of the repurchase a total amount of $16,000,000 in principal amount of 2021 Notes in 3Q19. The increase in interest expense YTD 3Q19 compared to YTD 3Q18 was primarily related to interest associated with leases.

Income Taxes

The company had an effective tax rate of 69.6% and 26.8% on losses before tax from continuing operations for the three and nine months ended September 30, 2019, respectively, compared to an expected benefit of 21.0% on the continuing operations pre-tax loss for each period. The company had an effective tax rate of 46.2% and 27.2% for the three and nine months ended September 30, 2018, respectively, compared to an expected benefit of 21.0% on the continuing operations pre-tax loss for each period. The company's effective tax rate for each of the three and nine months ended September 30, 2019 and September 30, 2018 were unfavorable as compared to the U.S. federal statutory rate expected benefit, principally due to the negative impact of the company not being able to record tax benefits related to the significant losses in countries which had tax valuation allowances. The effective tax rate was increased for the three and nine months ended September 30, 2019 and September 30, 2018 by certain taxes outside the United States, excluding countries with tax valuation allowances, that were at an effective rate higher than the U.S. statutory rate.

MD&A	Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES

The company continues to maintain an adequate liquidity position through its cash balances and unused bank lines of credit (see Long-Term Debt in the Notes to Condensed Consolidated Financial Statements included in this report). Key balances on the company's balance sheet and related metrics:

($ in thousands USD)	September 30, 2019	December 31, 2018	$ Change	% Change
Cash and cash equivalents	85,040	116,907	(31,867)	(27.3)
Working capital (1)	154,578	199,202	(44,624)	(22.4)
Total debt (2)	303,448	299,912	3,536	1.2
Long-term debt (2)	294,003	297,802	(3,799)	(1.3)
Total shareholders' equity	315,479	359,147	(43,668)	(12.2)
Credit agreement borrowing availability (3)	33,271	33,362	(91)	(0.3)

(1)	Current assets less current liabilities.

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

The company's cash and cash equivalents balances were $85,040,000 and $116,907,000 at September 30, 2019 and December 31, 2018, respectively. The decrease in cash was the result of normal operations, including the continued investment in our transformation strategy, as well as the repurchase of $16,000,000 in principal amount of the company’s 5.00% Convertible Senior Notes due 2021 (the “2021 Notes”) in open market transactions for an aggregate of $14,708,000 in cash during the quarter ended September 30, 2019. Debt repayments, acquisitions, divestitures, the timing of vendor payments, the timing of customer rebate payments, the granting of extended payment terms to significant national accounts and other activity can have a significant impact on the company's cash flow and borrowings outstanding such that the cash reported at the end of a given period may be materially different than cash levels during a given period. While the company has cash balances in various jurisdictions around the world, there are no material restrictions regarding the use of such cash for dividends within the company, loans or other purposes, except in China where the cash balance, as of September 30, 2019, was $673,000.

The company's total debt outstanding, inclusive of the debt discount related to debentures included in equity as well as the debt discount and fees associated with the company's Convertible Senior Notes due 2021 and 2022, increased by $3,536,000 to $303,448,000 at September 30, 2019 from $299,912,000 as of December 31, 2018. As a result of implementing ASU 2016-02, "Leases" as of January 1, 2019, the company recorded operating lease liabilities which totaled $19,832,000 as of September 30, 2019. The increase in debt as the result of recording operating lease liabilities was partially offset by a net decrease in debt of $14,367,000 attributable to the repurchase of 2021 Notes during the quarter ended September 30, 2019. The company may from time to time seek to retire or purchase its convertible senior notes, in open market purchases, privately negotiated transactions or otherwise. Such purchases, if any, will depend on prevailing market conditions, the company’s liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material.

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

MD&A	Liquidity and Capital Resources

Should interest rates increase, the company expects that it would be able to absorb modest rate increases without any material impact on its liquidity or capital resources. The weighted average interest rate on revolving credit borrowings, excluding capital leases, was 4.78% for the for the three and nine months ended September 30, 2019 and for the year ended December 31, 2018. See "Long-Term Debt" in the Notes to the Consolidated Financial Statements for more details regarding the company's credit facilities.

CAPITAL EXPENDITURES

The company estimates that capital investments for 2019 could approximate between $10,000,000 and $13,000,000, compared to actual capital expenditures of $9,823,000 in 2018. The anticipated increase relates primarily to the company's investments to transform the company. The company believes that its balances of cash and cash equivalents and existing borrowing facilities will be sufficient to meet its operating cash requirements and fund required capital expenditures (see "Liquidity and Capital Resources"). The Credit Agreement limits the company's annual capital expenditures to $35,000,000. As of September 30, 2019, the company had no material capital expenditure commitments outstanding.

DIVIDEND POLICY

On August 29, 2019, the company's Board of Directors declared a quarterly cash dividend of $0.0125 per Common Share to shareholders of record as of October 11, 2019, which was paid on October 25, 2019. The company does not pay a regular quarterly dividend on the Class B Common Shares.

MD&A	Cash Flows

CASH FLOWS

The significant reduction in cash used by operating activities for the nine months ended September 30, 2019 was driven primarily by reduced inventory and a lower net loss.
Cash flows used by investing activities for the first nine months of 2019 were higher compared to the same period last year, driven by an advance payment of $3,524,000 received in 2018 related to the sale of the company's Isny, Germany property.

Cash flows used by financing activities increased in the first nine months of 2019 compared to the same period last year driven primarily by the use of $14,708,000 in cash to repurchase $16,000,000 in principal amount of 2021 Notes, as well as higher payments on capital leases.

MD&A	Cash Flows

Free cash flow is a non-GAAP financial measure and is reconciled to the corresponding GAAP measure as follows:

($ in thousands USD)	3Q19	3Q18	YTD 3Q19	YTD 3Q18
Net cash provided (used) by operating activities	15,121	(2,444)	(4,732)	(49,542)
Plus: Sales of property and equipment	9	1	73	38
Advance payment from sale of property	—	3,524	—	3,524
Less: Purchases of property and equipment	(2,856)	(3,587)	(7,177)	(7,814)
Free Cash Flow	12,274	(2,506)	(11,836)	(53,794)

Free cash flow for the first nine months 2019 and 2018 was negatively impacted by the same items that affected cash flows used by operating activities. Free cash flow is a non-GAAP financial measure that is comprised of net cash used by operating activities plus purchases of property and equipment less proceeds from sales of property and equipment. Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the company and its ability to repay debt or make future investments (including acquisitions, etc.).
Generally, the first half of the year is cash consumptive and impacted by significant disbursements related to annual customer rebate payments which normally occur in the first quarter of the year and employee bonuses paid in the second quarter of the year, if earned. In addition, investment in inventory is historically heavy in the first half of the year with planning around the company's supply chain to fulfill shipments in the second half of the year and can be impacted by footprint rationalization projects. As a result, historically, the company realizes stronger cash flow in the second half of the year versus the first half of the year. On that basis and considering anticipated increased working capital investment as a result of anticipated sales growth in the fourth quarter of the year and higher capital expenditures, the company anticipates its full year 2019 cash flow usage will be at or below approximately $25 million.

The company's approximate cash conversion days at September 30, 2019, December 31, 2018 and September 30, 2018 were as follows:
For the quarter ended September 30, 2019, days in receivables and days in accounts payable were relatively comparable to the same period a year ago while days in inventory were substantially more favorable compared to the quarter ended September 30, 2018 due to improved inventory management.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “could,” “plan,” “intend,” “expect,” “continue,” “believe” and “anticipate,” as well as similar comments, denote forward-looking statements that are subject to inherent uncertainties that are difficult to predict. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties, which include, but are not limited to, the following: inability of the company to sustain profitable sales growth, achieve anticipated improvements in segment operating loss, convert high inventory levels to cash or reduce its costs to maintain competitive prices for its products; lack of market acceptance of the company's new product innovations; circumstances or developments that may make the company unable to implement or realize the anticipated benefits, or that may increase the costs, of its current and planned business initiatives, in particular the key elements of its enhanced transformation and growth plan and its global information technology outsourcing and ERP implementation activities; possible adverse effects on the company’s liquidity, including the company's ability to address future debt maturities, that may result from delays in the implementation of, any failure to realize benefits from, its current and planned business initiatives; adverse changes in government and other third-party payor reimbursement levels and practices both in the U.S. and in other countries (such as, for example, more extensive pre-payment reviews and post-payment audits by payors, or the continuing impact of the U.S. Medicare National Competitive Bidding program); risks inherent in managing and operating businesses in many different foreign jurisdictions; decreased availability or increased costs of materials which could increase the company's costs of producing or acquiring the company's products, including the adverse impacts of new tariffs and possible increases in material costs or freight costs; adverse effects of the company's consent decree of injunction with the U.S. Food and Drug Administration (FDA), including but not limited to, compliance costs, inability to rebuild negatively impacted customer relationships, unabsorbed capacity utilization, including fixed costs and overhead; any circumstances or developments that might adversely impact the third-party expert auditor's required audits of the company's quality systems at the facilities impacted by the consent decree, including any possible failure to comply with the consent decree or FDA regulations; regulatory proceedings or the company's failure to comply with regulatory requirements or receive regulatory clearance or approval for the company's products or operations in the United States or abroad; adverse effects of regulatory or governmental inspections of company facilities at any time and governmental enforcement actions; product liability or warranty claims; product recalls, including more extensive warranty or recall experience than expected; possible adverse effects of being leveraged, including interest rate or event of default risks; exchange rate fluctuations, particularly in light of the relative importance of the company's foreign operations to its overall financial performance and including the existing and potential impacts from the Brexit referendum; potential impacts of the United States administration's policies, and any legislation or regulations that may result from those policies, and of new United States tax laws, rules, regulations or policies; legal actions, including adverse judgments or settlements of litigation or claims in excess of available insurance limits; ineffective cost reduction and restructuring efforts or inability to realize anticipated cost savings or achieve desired efficiencies from such efforts; delays, disruptions or excessive costs incurred in facility closures or consolidations; tax rate fluctuations; additional tax expense or additional tax exposures, which could affect the company's future profitability and cash flow; inability to design, manufacture, distribute and achieve market acceptance of new products with greater functionality or new product platforms that deliver the anticipated benefits at competitive prices; consolidation of health care providers; increasing pricing pressures in the markets for the company's products; lower cost imports; uncollectible accounts receivable; difficulties in implementing/upgrading Enterprise Resource Planning systems; risk of cybersecurity attack, data breach or data loss and/or delays in or inability to recover or restore data and IT systems; heightened vulnerability to a hostile takeover attempt or other shareholder activism; provisions of Ohio law or in the company's debt agreements, charter documents or other agreements that may prevent or delay a change in control, as well as the risks described from time to time in the company's reports as filed with the Securities and Exchange Commission. Except to the extent required by law, the company does not undertake and specifically declines any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

Financial Statements

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Income (Loss) (unaudited)

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$235,774	$244,559	$695,051	$727,771
Cost of products sold	168,189	178,970	500,945	528,319
Gross Profit	67,585	65,589	194,106	199,452
Selling, general and administrative expenses	63,539	69,945	197,035	214,972
Charges related to restructuring activities	1,628	920	3,641	1,665
Operating Income (Loss)	2,418	(5,276)	(6,570)	(17,185)
Net gain on convertible debt derivatives	—	(4,080)	(1,197)	(4,204)
Loss on debt extinguishment including debt finance charges and fees	280	—	280	—
Interest expense	6,992	7,115	22,027	21,041
Interest income	(113)	(85)	(361)	(470)
Loss Before Income Taxes	(4,741)	(8,226)	(27,319)	(33,552)
Income tax provision	3,300	3,800	7,325	9,125
Net Loss	$(8,041)	$(12,026)	$(34,644)	$(42,677)
Dividends Declared per Common Share	$0.0125	$0.0125	$0.0375	$0.0375
Net Loss per Share—Basic	$(0.24)	$(0.36)	$(1.03)	$(1.29)
Weighted Average Shares Outstanding—Basic	33,660	33,232	33,571	33,104
Net Loss per Share—Assuming Dilution	$(0.24)	$(0.36)	$(1.03)	$(1.29)
Weighted Average Shares Outstanding—Assuming Dilution	33,668	33,766	33,581	33,849
Net Loss	$(8,041)	$(12,026)	$(34,644)	$(42,677)
Other comprehensive income (loss):
Foreign currency translation adjustments	(9,057)	(4,294)	(13,041)	(15,916)
Defined Benefit Plans:
Amortization of prior service costs and unrecognized(losses) gains	(201)	(98)	(276)	145
Deferred tax adjustment resulting from defined benefit plan activity	38	(3)	54	(52)
Valuation reserve associated with defined benefit plan activity	(38)	3	(54)	52
Current period (gain) loss on cash flow hedges	(315)	437	861	2,156
Deferred tax loss (benefit) related to (gain) loss on cash flow hedges	12	(20)	(127)	(171)
Other Comprehensive Loss	(9,561)	(3,975)	(12,583)	(13,786)
Comprehensive Loss	$(17,602)	$(16,001)	$(47,227)	$(56,463)
(Elements as a % of Net Sales)
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	71.3	73.2	72.1	72.6
Gross Profit	28.7	26.8	27.9	27.4
Selling, general and administrative expenses	26.9	28.6	28.3	29.5
Charges related to restructuring activities	0.7	0.4	0.5	0.2
Operating Loss	1.0	(2.2)	(0.9)	(2.4)
Net gain on convertible debt derivatives	—	(1.7)	(0.2)	(0.6)
Loss on debt extinguishment including debt finance charges and fees	0.1	—	0.04	—
Interest expense	3.0	2.9	3.2	2.9
Interest income	—	—	(0.1)	(0.1)
Loss Before Income Taxes	(2.0)	(3.4)	(3.9)	(4.6)
Income tax provision	1.4	1.6	1.1	1.3
Net Loss	(3.4)%	(4.9)%	(5.0)%	(5.9)%
See notes to condensed consolidated financial statements.

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)

	September 30, 2019	December 31, 2018
	(In thousands)
Assets
Current Assets
Cash and cash equivalents	$85,040	$116,907
Trade receivables, net	115,326	119,743
Installment receivables, net	732	1,574
Inventories, net	122,501	128,123
Other current assets	33,178	31,063
Total Current Assets	356,777	397,410
Other Assets	3,392	6,360
Intangibles	24,724	26,506
Property and Equipment, net	43,596	45,984
Financing Lease Assets, net	27,578	28,322
Operating Lease Assets, net	19,644	—
Goodwill	371,694	381,273
Total Assets	$847,405	$885,855
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$89,736	$92,469
Accrued expenses	101,124	99,867
Current taxes payable	1,894	3,762
Current portion of financing lease obligations	2,533	2,110
Current portion of operating lease obligations	6,912	—
Total Current Liabilities	202,199	198,208
Long-Term Debt	222,281	225,733
Finance Lease Long-term Obligations	27,083	27,802
Operating Leases Long-term Obligations	12,920	—
Other Long-Term Obligations	67,443	74,965
Shareholders’ Equity
Preferred Shares (Authorized 300 shares; none outstanding)	—	—
Common Shares (Authorized 150,000 shares; 37,602 and 37,010 issued and outstanding at September 30, 2019 and December 31, 2018, respectively)—no par	9,588	9,419
Class B Common Shares (Authorized 12,000 shares; 6 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively)—no par	2	2
Additional paid-in-capital	303,403	297,919
Retained earnings	106,569	142,447
Accumulated other comprehensive income	210	12,793
Treasury shares (3,950 and 3,841 shares at September 30, 2019 and December 31, 2018, respectively)	(104,293)	(103,433)
Total Shareholders’ Equity	315,479	359,147
Total Liabilities and Shareholders’ Equity	$847,405	$885,855
See notes to condensed consolidated financial statements.

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Operating Activities	(In thousands)
Net loss	$(34,644)	$(42,677)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	11,800	11,979
Amortization operating lease right of use assets	6,927	—
Provision for losses on trade and installment receivables	923	1,607
Benefit for deferred income taxes	(232)	(212)
Provision for other deferred liabilities	837	47
Provision for equity compensation	5,873	4,099
Loss on disposals of property and equipment	186	22
Loss on debt extinguishment including debt finance charges and fees	280	—
Amortization of convertible debt discount	9,429	8,588
Amortization of debt fees	1,860	1,869
Gain on convertible debt derivatives	(1,197)	(4,204)
Changes in operating assets and liabilities:
Trade receivables	1,501	6,015
Installment sales contracts, net	405	(815)
Inventories	3,173	(23,066)
Other current assets	(2,099)	(1,050)
Accounts payable	(1,226)	8,093
Accrued expenses	(7,749)	(19,853)
Other long-term liabilities	(779)	16
Net Cash Used by Operating Activities	(4,732)	(49,542)
Investing Activities
Purchases of property and equipment	(7,177)	(7,814)
Proceeds from sale of property and equipment	73	38
Advance payment from sale of property	—	3,524
Change in other long-term assets	(72)	(588)
Other	—	11
Net Cash Used by Investing Activities	(7,176)	(4,829)
Financing Activities
Repurchases of convertible debt and capital leases payments	(16,339)	(1,081)
Proceeds from exercise of stock options	—	2,625
Payment of dividends	(1,234)	(1,220)
Purchase of treasury stock	(860)	(2,404)
Net Cash Used by Financing Activities	(18,433)	(2,080)
Effect of exchange rate changes on cash	(1,526)	(1,809)
Decrease in cash and cash equivalents	(31,867)	(58,260)
Cash and cash equivalents at beginning of year	116,907	176,528
Cash and cash equivalents at end of period	$85,040	$118,268
See notes to condensed consolidated financial statements.

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
Consolidated Statement of Shareholders' Equity

(In thousands)	Common Stock	Class B Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehen-sive Earnings	Treasury Stock	Total
June 30, 2019 Balance	$9,588	$2	$301,833	$115,025	$9,771	$(104,293)	$331,926
Performance awards	—	—	649	—	—	—	649
Non-qualified stock options	—	—	123	—	—	—	123
Restricted stock awards	—	—	798	—	—	—	798
Net loss	—	—	—	(8,041)	—	—	(8,041)
Foreign currency translation adjustments	—	—	—	—	(9,057)	—	(9,057)
Unrealized gain on cash flow hedges	—	—	—	—	(303)	—	(303)
Defined benefit plans: Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	(201)	—	(201)
Total comprehensive loss	—	—	—	—	—	—	(17,602)
Dividends	—	—	—	(415)	—	—	(415)
September 30, 2019 Balance	$9,588	$2	$303,403	$106,569	$210	$(104,293)	$315,479

June 30, 2018 Balance	$9,417	$2	$295,572	$156,540	$27,059	$(103,410)	$385,180
Exercise of stock options	—	—	9	—	—	—	9
Performance awards	—	—	371	—	—	—	371
Non-qualified stock options	—	—	77	—	—	—	77
Restricted stock awards	1	—	707	—	—	—	708
Net loss	—	—	—	(12,026)	—	—	(12,026)
Foreign currency translation adjustments	—	—	—	—	(4,294)	—	(4,294)
Unrealized loss on cash flow hedges	—	—	—	—	417	—	417
Defined benefit plans: Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	(98)	—	(98)
Total comprehensive loss	—	—	—	—	—	—	(16,001)
Dividends	—	—	—	(412)	—	—	(412)
September 30, 2018 Balance	$9,418	$2	$296,736	$144,102	$23,084	$(103,410)	$369,932

See notes to condensed consolidated financial statements.

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
Consolidated Statement of Shareholders' Equity

(In thousands)	Common Stock	Class B Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehen-sive Earnings	Treasury Stock	Total
January 1, 2019 Balance	$9,419	$2	$297,919	$142,447	$12,793	$(103,433)	$359,147
Performance awards	29	—	1,619	—	—	(348)	1,300
Non-qualified stock options	—	—	334	—	—	—	334
Restricted stock awards	140	—	3,751	—	—	(512)	3,379
Net loss	—	—	—	(34,644)	—	—	(34,644)
Foreign currency translation adjustments	—	—	—	—	(13,041)	—	(13,041)
Unrealized loss on cash flow hedges	—	—	—	—	734	—	734
Defined benefit plans: Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	(276)	—	(276)
Total comprehensive loss							(47,227)
Convertible debt derivative adjustments	—	—	(220)	—	—	—	(220)
Dividends	—	—	—	(1,234)	—	—	(1,234)
September 30, 2019 Balance	$9,588	$2	$303,403	$106,569	$210	$(104,293)	$315,479

January 1, 2018 Balance	$9,304	$2	$290,125	$187,999	$36,870	$(101,006)	$423,294
Exercise of stock options	46	—	2,580	—	—	—	2,626
Performance awards	—	—	344	—	—	—	344
Non-qualified stock options	—	—	107	—	—	(920)	(813)
Restricted stock awards	68	—	3,580	—	—	(1,484)	2,164
Net loss	—	—	—	(42,677)	—	—	(42,677)
Foreign currency translation adjustments	—	—	—	—	(15,916)	—	(15,916)
Unrealized loss on cash flow hedges	—	—	—	—	1,985	—	1,985
Defined benefit plans: Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	145	—	145
Total comprehensive loss							(56,463)
Dividends	—	—	—	(1,220)	—	—	(1,220)
September 30, 2018 Balance	$9,418	$2	$296,736	$144,102	$23,084	$(103,410)	$369,932

See notes to condensed consolidated financial statements.

Notes to Financial Statements	Accounting Policies

Accounting Policies

Principles of Consolidation:  The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of September 30, 2019 and the results of its operations and changes in its cash flow for the nine months ended September 30, 2019 and 2018, respectively. Certain foreign subsidiaries, represented by the European segment, are consolidated using an August 31 quarter end to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the company's financial statements. All significant intercompany transactions are eliminated. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year.

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

In the first quarter of 2019, the company reassessed the alignment of its reporting segments and combined the former North America/Home Medical Equipment (NA/HME) and Institutional Products Group (IPG) segments into a single operating segment, referred to as North America. This change better reflects how the company manages, allocates resources and assesses performance of the businesses contained in the North America segment. Additionally, the company reassessed the activity of the businesses in its former Asia/Pacific segment and began reporting the Asia Pacific businesses as part of the All Other segment, since those businesses, individually and collectively, are not large enough relative to the company's overall business to merit disclosure as a separate reporting segment. The company believes that these changes provide improved transparency of the company’s business results to its shareholders, and are better aligned with how the company manages its businesses. Segment results for 2018 have been reclassified to reflect the realignment of the company’s reporting segments and be comparable to the segment results for 2019.

Notes to Financial Statements	Accounting Policies

Recent Accounting Pronouncements (Not Yet Adopted):
In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Statements." ASU 2016-13 requires a new credit loss standard for most financial assets and certain other instruments. For example, entities will be required to use an "expected loss" model that will generally require earlier recognition of allowances for losses for trade receivables. The standard also requires additional disclosures, including disclosures regarding how an entity tracks credit quality. The amendments in the pronouncement are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Entities may early adopt the amendments as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The company is currently establishing procedures and controls to implement the new standard and is analyzing the impact of the adoption of ASU 2016-13 on the company's financial statements.

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

Notes to Financial Statements	Current Assets

Current Assets

Receivables

Receivables consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Accounts receivable, gross	$138,039	$146,482
Customer rebate reserve	(11,830)	(15,452)
Allowance for doubtful accounts	(5,387)	(5,268)
Cash discount reserves	(4,475)	(4,777)
Other, principally returns and allowances reserves	(1,021)	(1,242)
Accounts receivable, net	$115,326	$119,743

Reserves for customer rebates and cash discounts are recorded as a reduction in revenue and netted against gross accounts receivable. Customer rebates in excess of a given customer's accounts receivable balance are classified in Accrued Expenses. Customer rebates and cash discounts are estimated based on the most likely amount principle as well as historical experience and anticipated performance. In addition, customers have the right to return product within the company’s normal terms policy, and as such the company estimates the expected returns based on an analysis of historical experience and adjusts revenue accordingly. The decrease in customer rebates reserve from December 31, 2018 to September 30, 2019 was primarily the result of rebate payments, the majority of which are paid in the first quarter of each year.

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
Installment receivables consist of the following (in thousands):

	September 30, 2019			December 31, 2018
	Current	Long- Term	Total	Current	Long- Term	Total
Installment receivables	$1,236	$1,376	$2,612	$1,986	$1,374	$3,360
Less: Unearned interest	(22)	—	(22)	(22)	—	(22)
	1,214	1,376	2,590	1,964	1,374	3,338
Allowance for doubtful accounts	(482)	(1,159)	(1,641)	(390)	(1,152)	(1,542)
Installment receivables, net	$732	$217	$949	$1,574	$222	$1,796

Installment receivables purchased from DLL during the nine months ended September 30, 2019 increased the gross installment receivables balance by $89,000. No sales of installment receivables were made by the company during the quarter.

The movement in the installment receivables allowance for doubtful accounts was as follows (in thousands):

	Nine Months Ended September 30, 2019	Year Ended December 31, 2018
Balance as of beginning of period	$1,542	$2,644
Current period provision	461	550
Direct write-offs charged against the allowance	(362)	(1,652)
Balance as of end of period	$1,641	$1,542

Installment receivables by class as of September 30, 2019 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired installment receivables with a related allowance recorded	$1,953	$1,953	$1,624	$—
Canada
Non-Impaired installment receivables with no related allowance recorded	642	620	—	74
Impaired installment receivables with a related allowance recorded	17	17	17	—
Total Canadian installment receivables	659	637	17	74
Total
Non-Impaired installment receivables with no related allowance recorded	642	620	—	74
Impaired installment receivables with a related allowance recorded	1,970	1,970	1,641	—
Total installment receivables	$2,612	$2,590	$1,641	$74

Notes to Financial Statements	Current Assets

Installment receivables by class as of December 31, 2018 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired installment receivables with a related allowance recorded	$2,669	$2,669	$1,540	$—
Canada
Non-Impaired installment receivables with no related allowance recorded	689	667	—	127
Impaired installment receivables with a related allowance recorded	2	2	2	—
Total Canadian installment receivables	691	669	2	127
Total
Non-Impaired installment receivables with no related allowance recorded	689	667	—	127
Impaired installment receivables with a related allowance recorded	2,671	2,671	1,542	—
Total installment receivables	$3,360	$3,338	$1,542	$127

Installment receivables with a related allowance recorded as noted in the table above represent those installment receivables on a non-accrual basis in accordance with ASU 2010-20. As of September 30, 2019, the company had no U.S. installment receivables past due of 90 days or more for which the company is still accruing interest. Individually, all U.S. installment receivables are assigned a specific allowance for doubtful accounts based on management’s review when the company does not expect to receive both the contractual principal and interest payments as specified in the loan agreement. In Canada, the company had an immaterial amount of Canadian installment receivables which were past due of 90 days or more as of December 31, 2018 for which the company was still accruing interest.

The aging of the company’s installment receivables was as follows (in thousands):

	September 30, 2019			December 31, 2018
	Total	U.S.	Canada	Total	U.S.	Canada
Current	$635	$—	$635	$663	$—	$663
0-30 Days Past Due	2	—	2	11	—	11
31-60 Days Past Due	5	—	5	10	—	10
61-90 Days Past Due	—	—	—	6	—	6
90+ Days Past Due	1,970	1,953	17	2,670	2,669	1
	$2,612	$1,953	$659	$3,360	$2,669	$691

Notes to Financial Statements	Current Assets

Inventories

Inventories consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Finished goods	$55,478	$55,120
Raw materials	55,081	62,766
Work in process	11,942	10,237
Inventories, net	$122,501	$128,123

Other Current Assets

Other current assets consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Tax receivables principally value added taxes	$16,325	$16,372
Service contracts	2,745	2,201
Derivatives (foreign currency forward exchange contracts)	1,726	1,020
Prepaid insurance	1,711	2,626
Prepaid social charges	932	—
Prepaid inventory	568	521
Recoverable income taxes	537	787
Prepaid debt fees	285	395
Prepaid and other current assets	8,349	7,141
Other Current Assets	$33,178	$31,063

Regarding prepaid social charges, the company was in a liability position as of December 31, 2018.

Notes to Financial Statements	Long-Term Assets

Long-Term Assets

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Convertible 2022 note hedge asset	$—	$2,062
Convertible 2021 note hedge asset	—	1,028
Cash surrender value of life insurance policies	2,022	1,948
Deferred financing fees	112	402
Long-term installment receivables	217	222
Long-term deferred taxes	701	352
Investments	86	90
Other	254	256
Other Long-Term Assets	$3,392	$6,360

As part of issuing convertible notes, the company entered into related convertible note hedge derivatives which were included in Other Long-Term Assets, the value of which was adjusted quarterly to reflect fair value. On May 16, 2019, the company received shareholder approval authorizing it to elect to settle future conversions of convertible notes in common shares. As a result of the shareholder approval, the note hedge assets and conversion liabilities may no longer be bifurcated and accounted for as separate derivatives and thus they are no longer accounted for by the company as separate long-term assets.

See "Long-Term Debt" in the notes to the Consolidated Financial Statements included elsewhere in this report for more detail regarding the company's issuance of convertible notes and the related convertible note hedge derivatives.
Property and Equipment
Property and equipment consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Machinery and equipment	$297,750	$301,039
Land, buildings and improvements	32,519	37,606
Leasehold improvements	9,204	8,847
Furniture and fixtures	9,809	9,898
Property and Equipment, gross	349,282	357,390
Less allowance for depreciation	(305,686)	(311,406)
Property and Equipment, net	$43,596	$45,984

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

Goodwill
The change in goodwill from December 31, 2018 to September 30, 2019 was due to foreign currency translation. As part of the company's realignment of its reportable and operating segments in the first quarter of 2019, the company considered whether the reporting units used for purposes of assessing impairment of goodwill should be changed and concluded that no changes were necessary.

Notes to Financial Statements	Long-Term Assets

Intangibles

The company's intangibles consist of the following (in thousands):

	September 30, 2019		December 31, 2018
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer lists	$50,681	$50,652	$51,828	$50,768
Trademarks	23,799	—	24,385	—
Developed technology	7,427	6,544	7,608	6,563
Patents	5,503	5,503	5,500	5,497
License agreements	755	755	733	733
Other	1,162	1,149	1,162	1,149
Intangibles	$89,327	$64,603	$91,216	$64,710

All the company’s intangible assets have been assigned definite lives and continue to be amortized over their useful lives, except for trademarks shown above, which have indefinite lives. The changes in intangible balances reflected on the balance sheet from December 31, 2018 to September 30, 2019 were the result of foreign currency translation and amortization.

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

Amortization expense related to intangibles was $1,165,000 in the first nine months of 2019 and is estimated to be $1,239,000 in 2019, $182,000 in 2020, $182,000 in 2021, $182,000 in 2022, $182,000 in 2023 and $121,000 in 2024. Amortized intangibles are being amortized on a straight-line basis over remaining lives of 1 to 5 years with most of the intangibles being amortized over an average remaining life of approximately 2 years.

Notes to Financial Statements	Current Liabilities

Current Liabilities

Accrued Expenses

Accrued expenses consist of accruals for the following (in thousands):

	September 30, 2019	December 31, 2018
Salaries and wages	$27,473	$23,289
Taxes other than income taxes, primarily Value Added Taxes	21,703	23,197
Warranty	12,796	16,353
Professional	6,695	5,888
Rebates	6,754	7,966
Advance payment on sale of land & buildings	3,436	—
Interest	3,284	3,992
Freight	2,887	3,363
Deferred revenue	2,887	2,416
Product liability, current portion	2,806	2,728
Severance	1,171	1,657
Insurance	618	738
Rent	514	483
Supplemental Executive Retirement Program liability	391	391
Derivative liabilities (foreign currency forward exchange contracts)	180	219
Other items, principally trade accruals	7,529	7,187
Accrued Expenses	$101,124	$99,867

Depending on the terms of the contract, the company may defer the recognition of a portion of the revenue at the end of a reporting period as a result of the transfer of control of the company’s products to the customer. In addition, to the extent performance obligations are satisfied over time, the company defers revenue recognition until the performance obligations are satisfied.

Accrued rebates relate to several volume incentive programs the company offers its customers. The company accounts for these rebates as a reduction of revenue when the products are sold. Rebates are netted against gross accounts receivables. If rebates are in excess of such receivables, they are then classified as accrued expenses. The reduction in accrued rebates from December 31, 2018 to September 30, 2019 primarily relates to payments principally made in the first quarter each year.

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

Notes to Financial Statements	Current Liabilities

The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

Balance as of January 1, 2019	$16,353
Warranties provided during the period	4,259
Settlements made during the period	(8,658)
Changes in liability for pre-existing warranties during the period, including expirations	842
Balance as of September 30, 2019	$12,796

Warranty reserves are subject to adjustment in future periods as new developments change the company's estimate of the total cost.

In the third quarter of 2018, the company agreed to sell its Isny, Germany location with a net book value at the signing of the agreement of approximately $2,900,000. In accordance with the agreement, control will not transfer to the buyer until April 2020; however, the company received an advance payment for a portion of the proceeds, as disclosed above. The advance payment was reflected in the investing section of the Consolidated Statement of Cash Flows in the third quarter of 2018. The company will continue to record depreciation with respect to the Isny facility until control is transferred and expects to recognize a gain upon closing of the transaction when completed in 2020.

Notes to Financial Statements	Long-Term Liabilities

Long-Term Debt

Debt consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Convertible senior notes at 5.00%, due in February 2021	$122,100	$130,260
Convertible senior notes at 4.50%, due in June 2022	100,181	95,473
Long-Term Debt	$222,281	$225,733

The company had outstanding letters of credit of $3,533,000 and $3,123,000 as of September 30, 2019 and December 31, 2018, respectively. There were no borrowings denominated in foreign currencies as of September 30, 2019 and December 31, 2018. The weighted average interest rate on all borrowings, excluding capital leases, was 4.78% for the nine months ended September 30, 2019 and for the year ended December 31, 2018.

On September 30, 2015, the company entered into an Amended and Restated Revolving Credit and Security Agreement, which was subsequently amended (the “Credit Agreement”) and which matures on January 16, 2021. The Credit Agreement was entered into by and among the company, certain of the company’s direct and indirect U.S. and Canadian subsidiaries and certain of the company’s European subsidiaries (together with the company, the “Borrowers”), certain other of the company’s direct and indirect U.S., Canadian and European subsidiaries (the “Guarantors”), and PNC Bank, National Association (“PNC”), JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited, KeyBank National Association, and Citizens Bank, National Association (the “Lenders”). PNC is the administrative agent (the “Administrative Agent”) and J.P. Morgan Europe Limited is the European agent (the “European Agent”) under the Credit Agreement. In connection with entering into the company's Credit Agreement, the company incurred fees which were capitalized and are being amortized as interest expense. As of September 30, 2019, debt fees yet to be amortized through January 2021 totaled $397,000.

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

The aggregate borrowing availability under the U.S. and Canadian Credit Facility is determined based on a borrowing base formula. The aggregate usage under the U.S. and Canadian Credit Facility may not exceed an amount equal to the sum of (a) 85% of eligible U.S. accounts receivable plus (b) the lesser of (i) 70% of eligible U.S. inventory and eligible foreign in-transit inventory and (ii) 85% of the net orderly liquidation value of eligible U.S. inventory and eligible foreign in-transit inventory (not to exceed $4,000,000), plus (c) the lesser of (i) 85% of the net orderly liquidation value of U.S. eligible machinery and equipment and (ii) $292,400 as of September 30, 2019 (subject to reduction as provided in the Credit Agreement), plus (d) 85% of eligible Canadian accounts receivable, plus (e) the lesser of (i) 70% of eligible Canadian inventory and (ii) 85% of the net orderly liquidation value of eligible Canadian inventory, less (f) swing loans outstanding under the U.S. and Canadian Credit Facility, less (g) letters of credit issued and undrawn under the U.S. and Canadian Credit Facility, less (h) a $5,000,000 minimum availability reserve, less (i) other reserves required by the Administrative Agent, and in each case subject to the definitions and limitations in the Credit Agreement. As of September 30, 2019, the company was in compliance with all covenant requirements and had borrowing capacity on the U.S. and Canadian Credit Facility under the Credit Agreement of $19,821,000, considering the minimum availability reserve, then-outstanding letters of credit, other reserves and the $11,250,000 dominion trigger amount described below. Borrowings under the U.S. and Canadian Credit Facility are secured by substantially all of the company’s U.S. and Canadian assets, other than real estate.

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

The Credit Agreement contains customary default provisions, with certain grace periods and exceptions, which provide for events of default that include, among other things, failure to pay amounts due, breach of covenants, representations or warranties, bankruptcy, the occurrence of a material adverse effect, exclusion from any medical reimbursement program, and an interruption of any material manufacturing facilities for more than 10 consecutive days. There were no borrowings outstanding under the U.S. and Canadian Credit Facility at September 30, 2019.

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

The aggregate borrowing availability for each European Borrower under the European Credit Facility is determined based on a borrowing base formula. The aggregate borrowings of each of the European Borrowers under the European Credit Facility may not exceed an amount equal to (a) 85% of the European Borrower’s eligible accounts receivable, less (b) the European Borrower’s borrowings and swing line loans outstanding under the European Credit Facility, less (c) the European Borrower’s letters of credit issued and undrawn under the European Credit Facility, less (d) a $3,000,000 minimum availability reserve, less (e) other reserves required by the European Agent, and in each case subject to the definitions and limitations in the Credit Agreement. As of September 30, 2019, the aggregate borrowing availability to the European Borrowers under the European Credit Facility was approximately $13,450,000, considering the $3,000,000 minimum availability reserve and the $3,375,000 dominion trigger amount described below.

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

Notes to Financial Statements	Long-Term Liabilities

amount that may be drawn under the European Credit Facility for five (5) consecutive business days in order to avoid triggering full control by an agent for the Lenders of the European Borrower’s cash receipts for application to its obligations under the European Credit Facility.

The European Credit Facility is subject to customary default provisions, with certain grace periods and exceptions, consistent with those applicable to the U.S. and Canadian Credit Facility, which provide that events of default include, among other things, failure to pay amounts due, breach of covenants, representations or warranties, cross-default, bankruptcy, the occurrence of a material adverse effect, exclusion from any medical reimbursement program, and an interruption in the operations of any material manufacturing facility for more than 10 consecutive days. The proceeds of the European Credit Facility will be used to finance the working capital and other business needs of the company. There were no borrowings outstanding under the European Credit Facility at September 30, 2019.

Convertible senior notes due 2021

In the first quarter of 2016, the company issued $150,000,000 aggregate principal amount of 5.00% Convertible Senior Notes due 2021 (the “2021 notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2021 notes bear interest at a rate of 5.00% per year payable semi-annually in arrears on February 15 and August 15 of each year, beginning August 15, 2016. The 2021 notes will mature on February 15, 2021, unless repurchased or converted in accordance with their terms prior to such date. Prior to August 15, 2020, the 2021 notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Prior to May 16, 2019, the 2021 notes were convertible, subject to certain conditions, into cash only. On May 16, 2019, the company obtained shareholder approval under applicable New York Stock Exchange rules such that conversion of the 2021 notes may be settled in cash, the company’s common shares or a combination of cash and the company’s common shares, at the company’s election. During the third quarter of 2019, the company used an aggregate of $14,708,000 in cash to repurchase a total amount of $16,000,000 in principal amount of 2021 Notes. After recognizing expenses on unamortized fees and discounts associated with the repurchased 2021 Notes, the repurchases resulted in a net reduction of debt of $14,367,000 and a net loss on the repurchases of $280,000.

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

Holders of the 2021 notes will have the right to require the company to repurchase all or some of their 2021 notes at 100% of their principal, plus any accrued and unpaid interest, upon the occurrence of certain fundamental changes. The initial conversion rate is 60.0492 common shares per $1,000 principal amount of 2021 notes (equivalent to an initial conversion price of approximately $16.65 per common share). Until the company received shareholder approval on May 16, 2019 authorizing it to elect to settle future conversions of the 2021 Notes in common shares, the company separately accounted for the conversion features as a derivative. The derivative was capitalized on the balance sheet as a long-term liability with adjustment to reflect fair value each quarter until the change to the conversion features as a result of the shareholder approval received on May 16, 2019 resulted in the termination of the derivative. The fair value of the convertible debt conversion liability at issuance was $34,480,000. The fair value of the convertible debt conversion liability at September 30, 2019 was $0 compared to $1,458,000 as of December 31, 2018. The company recognized a loss of $2,210,000 for the nine months ended September 30, 2019 compared to gains of $32,675,000 and $24,693,000 for the three and nine months ended September 30, 2018, respectively, related to the convertible debt conversion liability.

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

Notes to Financial Statements	Long-Term Liabilities

note hedge assets at September 30, 2019 was $0 compared to $1,028,000 as of December 31, 2018. The company recognized a gain of $2,852,000 for the nine months ended September 30, 2019 compared to losses of $30,352,000 and $22,409,000 for the three and nine months ended September 30, 2018, relatively, related to the convertible note hedge asset.

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

The liability components of the 2021 notes consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Principal amount of liability component	$134,000	$150,000
Unamortized discount	(10,356)	(17,193)
Debt fees	(1,544)	(2,547)
Net carrying amount of liability component	$122,100	$130,260

The unamortized discount of $10,356,000 is to be amortized through February 2021. The effective interest rate on the liability component was 11.1%. Non-cash interest expense of $1,444,000 and $5,391,000 was recognized for the three and nine months ended September 30, 2019, respectively, compared to $1,691,000 and $4,954,000 for the three and nine months ended September 30, 2018. Actual interest expense accrued was $1,834,000 and $5,584,000 for the three and nine months ended September 30, 2019, respectively, compared to $1,875,000 and $5,625,000 for the three and nine months ended September 30, 2018, respectively, based on the stated coupon rate of 5.0%. The 2021 notes were not convertible as of September 30, 2019 nor was the applicable conversion threshold met.

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

Notes to Financial Statements	Long-Term Liabilities

notes on each such trading day; or (3) upon the occurrence of specified corporate events described in the Indenture.

Holders of the 2022 notes will have the right to require the company to repurchase all or some of their 2022 notes at 100% of their principal, plus any accrued and unpaid interest, upon the occurrence of certain fundamental changes. The initial conversion rate is 61.6095 common shares per $1,000 principal amount of 2022 notes (equivalent to an initial conversion price of approximately $16.23 per common share). Until the company received shareholder approval on May 16, 2019 authorizing it to elect to settle future conversions of the 2022 Notes in common shares, the company separately accounted for the conversion features as a derivative. The derivative was capitalized on the balance sheet as a long-term liability with adjustment to reflect fair value each quarter until the change to the conversion features as a result of the shareholder approval received on May 16, 2019 resulted in the termination of the derivative. The fair value of the convertible debt conversion liability at issuance was $28,859,000. The fair value of the convertible debt conversion liability at September 30, 2019 was $0 compared to $2,611,000 at December 31, 2018. The company recognized a loss of $6,193,000 for the nine months ended September 30, 2019 compared to gains of $26,848,000 and $19,201,000 for the three and nine months ended September 30, 2018, respectively, related to the convertible debt conversion liability.

In connection with the offering of the 2022 notes, the company entered into privately negotiated convertible note hedge transactions with one financial institution (the “option counterparty”). These transactions cover, subject to customary anti-dilution adjustments, the number of the company’s common shares that will initially underlie the 2022 notes, and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the 2022 notes. The company evaluated the note hedges under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the note hedges should be accounted for as derivatives. These derivatives were capitalized on the balance sheet as long-term assets and will be adjusted to reflect fair value each quarter. The fair value of the convertible note hedge assets at issuance was $24,780,000. The fair value of the convertible note hedge assets at September 30, 2019 was $0 compared to $2,062,000 at December 31, 2018. The company recognized a gain of $6,748,000 for the nine months ended September 30, 2019 compared to losses of $25,091,000 and $17,281,000 for the three and nine months ended September 30, 2018, respectively, related to the convertible note hedge asset.

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

The liability components of the 2022 notes consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Principal amount of liability component	$120,000	$120,000
Unamortized discount	(17,438)	(21,476)
Debt fees	(2,381)	(3,051)
Net carrying amount of liability component	$100,181	$95,473

The unamortized discount of $17,438,000 is to be amortized through June 2022. The effective interest rate on the liability component was 10.9%. Non-cash interest expense of $1,320,000 and $4,038,000 was recognized for the three and nine months ended September 30, 2019, respectively, compared to $1,247,000 and $3,634,000 for the three and nine months ended September 30, 2018, respectively. Actual interest expense accrued of $1,350,000 and $4,050,000 for the three and nine months ended September 30, 2019, respectively, compared to $1,350,000 and $4,050,000 for the three and nine months ended September 30, 2018, respectively, based on the stated coupon rate of 4.5%. The 2022 notes were not convertible as of September 30, 2019 nor was the applicable conversion threshold met.

Notes to Financial Statements	Long-Term Liabilities

Other Long-Term Obligations

Other long-term obligations consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Deferred income taxes	$24,336	$24,681
Product liability	14,083	13,865
Pension	6,649	6,670
Deferred gain on sale leaseback	5,896	6,124
Deferred compensation	5,178	5,577
Supplemental Executive Retirement Plan liability	5,141	5,250
Uncertain tax obligation including interest	2,149	2,140
Advance payment on sale of land & buildings	—	3,524
Convertible 2022 debt conversion liability	—	2,611
Convertible 2021 debt conversion liability	—	1,458
Other	4,011	3,065
Other Long-Term Obligations	$67,443	$74,965

The convertible debt conversion liability amounts included in the above table represent the fair values of the conversion liabilities as of September 30, 2019 and December 31, 2018. On May 16, 2019, the company received shareholder approval authorizing it to elect to settle future conversions of convertible notes in common shares. As a result of the shareholder approval, the conversion liabilities and note hedge assets may no longer be bifurcated and accounted for as separate derivatives and thus they are no longer accounted for by the company as separate long-term obligations. See "Long-Term Debt" in the notes to the Consolidated Financial Statements included elsewhere in this report for more detail.

On April 23, 2015, the company entered into a real estate sale leaseback transaction which resulted in the company recording an initial deferred gain of $7,414,000, the majority of which is included in Other Long-Term Obligations and will be recognized over the 20-year life of the leases. The gains realized were $74,000 and $220,000 for the for the three and nine months ended September 30, 2019 , respectively, compared to $71,000 and $212,000 for the three and nine months ended September 30, 2018, respectively.

In the third quarter of 2018, the company agreed to sell its Isny, Germany location with a net book value at the signing of the agreement of approximately $2,900,000. In accordance with the agreement, title will not transfer to the buyer until April 2020; however, the company received an advance payment for a portion of the proceeds, originally disclosed above and now reclassed as a short-term obligation in Accrued Expenses. The advance payment was reflected in the investing section of the Consolidated Statement of Cash Flows in the third quarter of 2018. The company will continue to record depreciation with respect to the Isny facility until control is transferred and expects to recognize a gain upon closing of the transaction when completed in 2020.

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

The company leases a portion of its facilities, transportation equipment, data processing equipment and certain other equipment. These leases have terms from 1 to 20 years and provide for renewal options. Generally, the company is required to pay taxes and normal expenses associated with operating the facilities and equipment. As of September 30, 2019, the company is committed under non-cancelable operating leases, which have initial or remaining terms in excess of one year and expire on various dates through 2035.

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

In connection with the transaction, the requirements for sale lease-back accounting were met. Accordingly, the company recorded the sale of the properties, removed the related property and equipment from the company's balance sheet, recognized an initial deferred gain of $7,414,000 and an immediate loss of $257,000 related to one property and recorded new lease liabilities. Specifically, the company recorded four capital leases totaling $32,339,000 and one operating lease related to leased land, which was not a material component of the transaction. The gains on the sales of the properties were required to be deferred and recognized over the life of the leases as the property sold is being leased back. The deferred gain is classified under Other Long-Term Obligations on the Consolidated Balance Sheet. The gains realized were $74,000 and $220,000 for the three and nine months ended September 30, 2019, respectively, compared to $71,000 and $212,000 for the three and nine months ended September 30, 2018, respectively.

In December 2018, the company entered into a 20-year lease agreement in Germany. The lease is not expected to commence until April 2020.
Lease expenses for the three and nine months ended September 30, 2019 and September 30, 2018, respectively, were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Operating leases	$2,696	$4,274	$8,175	$12,813
Variable and short-term leases	894	—	1,974	—
Total operating leases	$3,590	$4,274	$10,149	$12,813

Finance lease interest cost	$346	$280	$977	$859
Finance lease depreciation	706	528	1,957	1,687
Total finance leases	$1,052	$808	$2,934	$2,546

Financial Statements

Future minimum operating and finance lease commitments, as of September 30, 2019, are as follows (in thousands):

	Finance Leases	Operating Leases
2019	$973	$2,318
2020	3,753	7,568
2021	3,487	5,774
2022	2,504	3,527
2023	2,451	1,334
Thereafter	27,499	2,119
Total future minimum lease payments	40,667	22,640
Amounts representing interest	(11,051)	(2,808)
Present value of minimum lease payments	29,616	19,832
Less: current maturities of lease obligations	(2,533)	(6,912)
Long-term lease obligations	$27,083	$12,920

Supplemental cash flow amounts for the nine months ended September 30, 2019 were as follows (in thousands):

Cash Activity: Cash paid in measurement of amounts for lease liabilities	September 30, 2019
Operating Leases	$10,153
Financing Leases	2,723
Total	$12,876

Non-Cash Activity: Right-of-use assets obtained in exchange for lease obligations	September 30, 2019
Operating Leases	$994
Financing Leases	1,377
Total	$2,371

Weighted-average remaining lease terms and discount rates for finance and operating leases are as follows as of September 30, 2019:

September 30, 2019
Weighted-average remaining lease term - finance leases	14.4 years
Weighted-average remaining lease term - operating leases	3.8 years
Weighted-average discount rate - finance leases	3.95%
Weighted-average discount rate - operating leases	7.77%

Notes to Financial Statements	Revenue

Revenue

The company has two revenue streams: product and services. Services include repair, refurbishment, preventive maintenance and rental of product. Services for the North America segment include maintenance and repair of product. Services for the Europe segment include repair, refurbishment and preventive maintenance services. Services in All Other, are in the Asia Pacific region, and include rental and repair of product. The following tables disaggregate the company’s revenues by major source and by reportable segment for the three and six months ended September 30, 2019 and September 30, 2018 (in thousands):

	Three Months Ended September 30, 2019
	Product	Service	Total
Europe	$133,839	$3,532	$137,371
North America	86,761	357	87,118
Other (Asia/Pacific)	10,047	1,238	11,285
Total	$230,647	$5,127	$235,774
% Split	98%	2%	100%

	Nine Months Ended September 30, 2019
	Product	Service	Total
Europe	$386,007	$10,199	$396,206
North America	261,707	1,208	262,915
Other (Asia/Pacific)	32,242	3,688	35,930
Total	$679,956	$15,095	$695,051
% Split	98%	2%	100%

	Three Months Ended September 30, 2018
	Product	Service	Total
Europe	$140,697	$3,642	$144,339
North America	88,329	515	88,844
Other (Asia/Pacific)	10,212	1,164	11,376
Total	$239,238	$5,321	$244,559
% Split	98%	2%	100%

	Nine Months Ended September 30, 2018
	Product	Service	Total
Europe	$404,107	$10,442	$414,549
North America	275,342	1,742	277,084
Other (Asia/Pacific)	32,651	3,487	36,138
Total	$712,100	$15,671	$727,771
% Split	98%	2%	100%

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

Depending on the terms of the contract, the company may defer the recognition of a portion of the revenue at the end of a reporting period to align with transfer of control of the company’s products to the customer. In addition, to the extent performance obligations are satisfied over time, the company defers revenue recognition until the performance obligations are satisfied. As of September 30, 2019 and December 31, 2018, the company had deferred revenue of $2,887,000 and $2,416,000, respectively, related to outstanding performance obligations.

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

As of September 30, 2019, 6,357 Class B Common Shares remained outstanding. Prior conversions of Class B Common Shares have substantially diminished the significance of the company’s dual class voting structure. As of September 30, 2019, the holders of the Common Shares represented approximately 99.9% of the company’s total outstanding voting power.

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
The Compensation and Management Development Committee of the Board (the “Compensation Committee”), in its discretion, may grant an award under the 2018 Plan to any director or employee of the company or an affiliate. As of September 30, 2019, 3,858,069 Common Shares were available for future issuance under the 2018 Plan in connection with the following types of awards with respect to the company's Common Shares: incentive stock options, nonqualified stock options, SARs, restricted stock, restricted stock units, unrestricted stock and performance shares. The Compensation Committee also may grant performance units that are payable in cash. The Compensation Committee has the authority to determine which participants will receive awards, the amount of the awards and the other terms and conditions of the awards. The Common Shares authorized for issuance under the 2018 Plan includes an additional 3,000,000 Common Shares that were approved by shareholders at the company’s 2019 annual meeting on May 16, 2019.
The 2018 Plan provides that shares granted come from the company's authorized but unissued Common Shares or treasury shares. In addition, the company's stock-based compensation plans allow employee participants to exchange shares for minimum withholding taxes, which results in the company acquiring treasury shares.
The amounts of equity-based compensation expense recognized as part of SG&A expenses in All Other in business segments were as follows (in thousands):

	For the Nine Months Ended September 30,
	2019	2018
Restricted stock / units	$3,891	$3,648
Performance shares / units	1,648	344
Non-qualified and performance stock options	334	107
Total stock-based compensation expense	$5,873	$4,099

Notes to Financial Statements	Equity Compensation

As of September 30, 2019, unrecognized compensation expense related to equity-based compensation arrangements granted under the company's 2018 Plan and previous plans, which is related to non-vested options and shares, was as follows (in thousands):

September 30, 2019
Restricted stock and restricted stock units	$9,454
Performance shares and performance share units	11,283
Non-qualified and performance stock options	1,605
Total unrecognized stock-based compensation expense	$22,342

Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures and for updated vesting assumptions for the performance share awards (see "Stock Options" and "Performance Shares and Performance Share Units" below). No tax benefits for share-based compensation were realized during the three and nine months ended September 30, 2019 and 2018, respectively, due to a valuation allowance against deferred tax assets. In accordance with ASC 718, any tax benefits resulting from tax deductions in excess of the compensation expense recognized is classified as a component of financing cash flows.

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

The following table summarizes information about stock option activity for the nine months ended September 30, 2019:

	September 30, 2019		Weighted Average Exercise Price
Options outstanding at January 1, 2019	1,885,362		$18.78
Canceled	(438,776)		20.50
Options outstanding at September 30, 2019	1,446,586		$18.31
Options exercise price range at September 30, 2019	$12.15	to	$33.36
Options exercisable at September 30, 2019	910,942
Shares available for grant at September 30, 2019*	3,858,069

________

*
Shares available for grant under the 2018 Plan as of September 30, 2019 reduced by net restricted stock and restricted stock unit award activity of negative 503,954 shares and performance share and performance share unit award activity of 812,396 shares.

The following table summarizes information about stock options outstanding at September 30, 2019:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at September 30, 2019	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2019	Weighted Average Exercise Price
$ 12.15 – $20.00	795,734	6.0	$12.76	262,024	$13.98
$ 20.01 – $25.00	307,199	1.9	24.45	306,999	24.45
$ 25.01 – $30.00	337,623	0.9	25.33	337,423	25.33
$ 30.01 – $33.36	6,030	1.2	33.05	4,496	33.36
Total	1,446,586	3.9	$18.31	910,942	$21.81

Notes to Financial Statements	Equity Compensation

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

Restricted Stock and Restricted Stock Units

The following table summarizes information about restricted shares and restricted share units (primarily for non-U.S. recipients):

	September 30, 2019	Weighted Average Fair Value
Stock / Units unvested at January 1, 2019	637,663	$15.04
Granted	808,484	9.93
Vested	(277,650)	14.84
Canceled	(168,875)	12.73
Stock / Units unvested at September 30, 2019	999,622	$11.34

The restricted stock awards generally vest ratably over the three years after the award date. Unearned restricted stock compensation, determined as the market value of the shares at the date of grant, is being amortized on a straight-line basis over the vesting period.

Performance Shares and Performance Share Units

The following table summarizes information about performance shares and performance share units (for non-U.S. recipients):

	September 30, 2019	Weighted Average Fair Value
Shares / Units unvested at January 1, 2019	448,294	$14.37
Granted	576,737	9.93
Canceled	(16,500)	11.99
Shares / Units unvested at September 30, 2019	1,008,531	$11.87

During the nine months ended September 30, 2019, performance shares and performance share units (for non-U.S. recipients) were granted as performance awards with a three-year performance period with payouts based on achievement of certain performance goals. The awards are classified as equity awards as they will be settled in Common Shares upon vesting. The number of shares earned will be determined at the end of the three-year performance period based on achievement of performance criteria for January 1, 2019 through December 31, 2021 established by the Compensation Committee at the time of grant. Recipients will be entitled to receive a number of Common Shares equal to the number of performance shares that vest based upon the levels of achievement which may range between 0% and 150% of the target number of shares with the target being 100% of the initial grant.

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

Notes to Financial Statements	Accumulated Other Comprehensive Income

Accumulated Other Comprehensive Income (Loss) by Component

Changes in accumulated other comprehensive income ("OCI") (in thousands):

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
June 30, 2019	$13,122	$(2,200)	$(2,778)	$1,627	$9,771
OCI before reclassifications	(5,729)	(3,328)	(504)	557	(9,004)
Amount reclassified from accumulated OCI	—	—	303	(860)	(557)
Net current-period OCI	(5,729)	(3,328)	(201)	(303)	(9,561)
September 30, 2019	$7,393	$(5,528)	$(2,979)	$1,324	$210

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
December 31, 2018	$12,244	$2,662	$(2,703)	$590	$12,793
OCI before reclassifications	(4,851)	(8,190)	(922)	2,179	(11,784)
Amount reclassified from accumulated OCI	—	—	646	(1,445)	(799)
Net current-period OCI	(4,851)	(8,190)	(276)	734	(12,583)
September 30, 2019	$7,393	$(5,528)	$(2,979)	$1,324	$210

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
June 30, 2018	$33,678	$464	$(7,409)	$326	$27,059
OCI before reclassifications	2,530	(6,824)	(81)	859	(3,516)
Amount reclassified from accumulated OCI	—	—	(17)	(442)	(459)
Net current-period OCI	2,530	(6,824)	(98)	417	(3,975)
September 30, 2018	$36,208	$(6,360)	$(7,507)	$743	$23,084

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
December 31, 2017	$50,376	$(4,612)	$(7,652)	$(1,242)	$36,870
OCI before reclassifications	(14,168)	(1,748)	292	1,602	(14,022)
Amount reclassified from accumulated OCI	—	—	(147)	383	236
Net current-period OCI	(14,168)	(1,748)	145	1,985	(13,786)
September 30, 2018	$36,208	$(6,360)	$(7,507)	$743	$23,084

Notes to Financial Statements	Accumulated Other Comprehensive Income

Reclassifications out of accumulated OCI were as follows (in thousands):

	Amount reclassified from OCI				Affected line item in the Statement of Comprehensive (Income) Loss
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Defined Benefit Plans
Service and interest costs	$303	$(17)	$646	$(147)	Selling, General and Administrative
Tax	—	—	—	—	Income Taxes
Total after tax	$303	$(17)	$646	$(147)

Derivatives
Foreign currency forward contracts hedging sales	$(197)	$520	$(189)	$754	Net Sales
Foreign currency forward contracts hedging purchases	(747)	(986)	(1,375)	(306)	Cost of Products Sold
Total loss (income) before tax	(944)	(466)	(1,564)	448
Tax	84	24	119	(65)	Income Taxes
Total after tax	$(860)	$(442)	$(1,445)	$383

Notes to Financial Statements	Charges Related to Restructuring Activities

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

For the nine months ended September 30, 2019, charges totaled $3,641,000 which were related to North America ($1,539,000), Europe ($1,903,000) and All Other ($199,000). In North America, costs were incurred related to severance ($1,495,000) and contract terminations ($44,000). The European and All Other charges were for severance costs. Payments for the nine months ended September 30, 2019 were $4,152,000 and the cash payments were funded with company's cash on hand. The 2019 charges are expected to be paid out within twelve months.

For the nine months ended September 30, 2018, charges totaled $1,665,000 which were related to North America ($227,000), Europe ($1,170,000) and All Other ($268,000). In North America, costs were incurred related to severance ($362,000) and contract termination cost reversals ($135,000). The European and All Other charges were for severance costs. Payments for the nine months ended September 30, 2018 were $4,314,000 and the cash payments were funded with company's cash on hand. Most of the 2018 charges have been paid out.
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
A progression by reporting segment of the accruals recorded as a result of the restructuring for the nine months ended September 30, 2019 is as follows (in thousands):

	Severance	Contract Terminations	Total
December 31, 2018 Balances
North America	$656	$25	$681
Europe	181	—	181
All Other	820	—	820
Total	1,657	25	1,682
Charges
North America	531	22	553
Europe	320	—	320
All Other	(181)	—	(181)
Total	670	22	692
Payments
North America	(668)	(20)	(688)
Europe	(225)	—	(225)
All Other	(312)	—	(312)
Total	(1,205)	(20)	(1,225)
March 31, 2019 Balances
North America	519	27	546
Europe	276	—	276
All Other	327	—	327
Total	$1,122	$27	$1,149

Notes to Financial Statements	Charges Related to Restructuring Activities

	Severance	Contract Terminations	Total
Charges
North America	$633	$22	$655
Europe	320	—	320
All Other	346	—	346
Total	1,299	22	1,321
Payments
North America	(466)	(49)	(515)
Europe	(309)	—	(309)
All Other	(64)	—	(64)
Total	(839)	(49)	(888)
June 30, 2019 Balances
North America	686	—	686
Europe	287	—	287
All Other	609	—	609
Total	1,582	—	1,582
Charges
North America	331	—	331
Europe	1,263	—	1,263
All Other	34	—	34
Total	1,628	—	1,628
Payments
North America	(748)	—	(748)
Europe	(911)	—	(911)
All Other	(380)	—	(380)
Total	(2,039)	—	(2,039)
September 30, 2019 Balances
North America	269	—	269
Europe	639	—	639
All Other	263	—	263
Total	$1,171	$—	$1,171

Notes to Financial Statements	Income Taxes

Income Taxes

The company had an effective tax rate of 69.6% and 26.8% on losses before tax from continuing operations for the three and nine months ended September 30, 2019, respectively, compared to an expected benefit of 21.0% on the continuing operations pre-tax loss for each period. The company had an effective tax rate of 46.2% and 27.2% for the three and nine months ended September 30, 2018, respectively, compared to an expected benefit of 21.0% on the continuing operations pre-tax loss for each period. The company's effective tax rate for each of the three and nine months ended September 30, 2019 and September 30, 2018 were unfavorable as compared to the U.S. federal statutory rate expected benefit, principally due to the negative impact of the company not being able to record tax benefits related to the significant losses in countries which had tax valuation allowances. The effective tax rate was increased for the three and nine months ended September 30, 2019 and September 30, 2018 by certain taxes outside the United States, excluding countries with tax valuation allowances, that were at an effective rate higher than the U.S. statutory rate.

Notes to Financial Statements	Net Loss Per Common Share

Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated.

(In thousands except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Basic
Average common shares outstanding	33,660	33,232	33,571	33,104

Net loss	$(8,041)	$(12,026)	$(34,644)	$(42,677)

Net loss per common share	$(0.24)	$(0.36)	$(1.03)	$(1.29)

Diluted
Average common shares outstanding	33,660	33,232	33,571	33,104
Stock options and awards	8	534	10	745
Average common shares assuming dilution	33,668	33,766	33,581	33,849

Net loss	$(8,041)	$(12,026)	$(34,644)	$(42,677)

Net loss per common share *	$(0.24)	$(0.36)	$(1.03)	$(1.29)

________
* Net loss per common share assuming dilution calculated utilizing weighted average shares outstanding-basic for the periods in which there was a net loss.

At September 30, 2019, 326,799 shares associated with stock options were excluded from the average common shares assuming dilution for the three and nine months ended September 30, 2019 as they were anti-dilutive. At September 30, 2019, the majority of the anti-dilutive shares were granted at an exercise price of $25.24, which was higher than the average fair market value price of $5.61 and $6.43 for the three and nine months ended September 30, 2019, respectively.

At September 30, 2018, 333,899 shares associated with stock options were excluded from the average common shares assuming dilution for the three and nine months ended September 30, 2018 as they were anti-dilutive. At September 30, 2018, the majority of the anti-dilutive shares were granted at an exercise price of $25.24, which was higher than the average fair market value price of $16.57 and $17.43 for the three and nine months ended September 30, 2018, respectively.

For both the three and nine months ended September 30, 2019 and September 30, 2018, respectively, no shares were included in the common shares assuming dilution related to the company's issued warrants as the average market price of the company stock for these periods did not exceed the strike price of the warrants.

Notes to Financial Statements	Concentration of Credit Risk

Concentration of Credit Risk

The company manufactures and distributes durable medical equipment to the home health care, retail and extended care markets. The company performs credit evaluations of its customers’ financial condition. The company utilizes De Lage Landen, Inc. (“DLL”), a third-party financing company, to provide lease financing to Invacare's U.S. customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a recourse obligation of $2,223,000 at September 30, 2019 to DLL for events of default under the contracts, which total $11,026,000 at September 30, 2019. Guarantees, ASC 460, requires the company to record a guarantee liability as it relates to the limited recourse obligation. The company's recourse is re-evaluated by DLL biannually, considers activity between the biannual dates and excludes any receivables purchased by the company from DLL. The company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with Receivables, ASC 310-10-05-4. Credit losses are provided for in the financial statements.

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

The company has historically not recognized any material amount of ineffectiveness related to forward contract cash flow hedges because the company generally limits its hedges to between 50% and 90% of total forecasted transactions for a given entity’s exposure to currency rate changes and the transactions hedged are recurring in nature. Furthermore, most of the hedged transactions are related to intercompany sales and purchases for which settlement occurs on a specific day each month. Forward contracts with a total notional amount in USD of $110,373,000 and $52,376,000 matured for the nine months ended September 30, 2019 and September 30, 2018, respectively.

Notes to Financial Statements	Derivatives

Outstanding foreign currency forward exchange contracts qualifying and designated for hedge accounting treatment were as follows (in thousands USD):

	September 30, 2019		December 31, 2018
	Notional Amount	Unrealized Net Gain (Loss)	Notional Amount	Unrealized Net Gain (Loss)
USD / AUD	$3,300	$98	$6,390	$146
USD / CAD	1,008	(3)	12,221	(101)
USD / CNY	851	(27)	4,460	32
USD / EUR	17,477	991	70,748	173
USD / GBP	1,118	67	1,233	—
USD / NZD	4,011	(28)	10,359	149
USD / SEK	—	—	603	—
USD / MXP	4,076	117	7,801	37
EUR / GBP	8,478	93	41,087	174
EUR / SEK	3,110	120	15,106	(92)
EUR / NOK	—	—	977	—
EUR / NZD	329	15	2,042	64
DKK / SEK	—	—	1,561	—
	$43,758	$1,443	$174,588	$582

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

Foreign currency forward exchange contracts not qualifying or designated for hedge accounting treatment, as well as ineffective hedges, entered into in 2019 and 2018, respectively, and outstanding were as follows (in thousands USD):

	September 30, 2019		December 31, 2018
	Notional Amount	Gain (Loss)	Notional Amount	Gain (Loss)
AUD / USD	$4,450	$44	$11,500	$167
CAD / USD	12,785	37	—	—
EUR / USD	669	18	—	—
NZD / USD	3,550	49	3,000	30
AUD / NZD	7,900	(45)	10,800	22
EUR / NOK	—	—	18	—
	$29,354	$103	$25,318	$219

Notes to Financial Statements	Derivatives

The fair values of the company’s derivative instruments were as follows (in thousands):

	September 30, 2019		December 31, 2018
	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	$1,551	$108	$792	$210
Derivatives not designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	175	72	228	9
Total derivatives	$1,726	$180	$1,020	$219

The fair values of the company’s foreign currency forward exchange contract assets and liabilities are included in Other Current Assets and Accrued Expenses, respectively in the Consolidated Balance Sheets.

The effect of derivative instruments on Accumulated Other Comprehensive Income (OCI) and the Statement of Comprehensive Income (Loss) and was as follows (in thousands):

Derivatives in ASC 815 cash flow hedge relationships	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended September 30, 2019
Foreign currency forward exchange contracts	$557	$860	$(2)
Nine months ended September 30, 2019
Foreign currency forward exchange contracts	$2,179	$1,445	$50
Three months ended September 30, 2018
Foreign currency forward exchange contracts	$859	$442	$28
Nine months ended September 30, 2018
Foreign currency forward exchange contracts	$1,602	$(383)	$27

Derivatives not designated as hedging instruments under ASC 815			Amount of Gain (Loss) Recognized in Income on Derivatives
Three months ended September 30, 2019
Foreign currency forward exchange contracts			$317
Nine months ended September 30, 2019
Foreign currency forward exchange contracts			$103
Three months ended September 30, 2018
Foreign currency forward exchange contracts			$(358)
Nine months ended September 30, 2018
Foreign currency forward exchange contracts			$69

The gains or losses recognized as the result of the settlement of cash flow hedge foreign currency forward contracts are recognized in net sales for hedges of inventory sales and in cost of product sold for hedges of inventory purchases. For the three and nine months ended September 30, 2019, net sales were increased by $197,000 and $189,000 while cost of product sold was decreased by $747,000 and $1,375,000 for net pre-tax realized gains of $944,000 and $1,564,000, respectively. For the three and nine months ended September 30, 2018, net sales were decreased by $520,000 and $754,000 while cost of product sold was decreased by $986,000 and $306,000 for net realized pre-tax losses of $466,000 and $448,000, respectively.

Gains of $317,000 and $103,000 and were recognized in selling, general and administrative (SG&A) expenses for the three and nine months ended September 30, 2019 compared to a loss of $358,000 and a gain of $69,000 for the three and nine months ended September 30, 2018 related to forward contracts not designated as hedging instruments. The forward contracts were entered into to offset gains/losses that were also recorded

Notes to Financial Statements	Derivatives

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
The fair values of the outstanding convertible note derivatives as of September 30, 2019 and their effect on the Statement of Comprehensive Income (Loss) were as follows (in thousands):

		Gain (Loss)		Gain (Loss)
	Fair Value	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Convertible 2021 debt conversion long-term liability	$—	$—	$32,675	$(2,210)	$24,693
Convertible 2022 debt conversion long-term liability	—	—	26,848	(6,193)	19,201
Convertible 2021 note hedge long-term asset	—	—	(30,352)	2,852	(22,409)
Convertible 2022 note hedge long-term asset	—	—	(25,091)	6,748	(17,281)
Net fair value and net gain on convertible debt derivatives	$—	$—	$4,080	$1,197	$4,204

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

On May 16, 2019, the company received shareholder approval authorizing it to elect to settle future conversions of convertible notes in common shares. As a result of the shareholder approval, the note hedge assets and conversion liabilities may no longer be bifurcated and accounted for as separate derivatives and thus were eliminated together with a corresponding offset to additional paid-in-capital.

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

On May 16, 2019, the company received shareholder approval to elect to settle future conversions of convertible notes in common shares. As a result of the shareholder approval, the note hedge assets and conversion liabilities may no longer be bifurcated and accounted for as separate derivatives and thus they are no longer accounted for as separate assets and liabilities.
The following table provides a summary of the company’s assets and liabilities that are measured on a recurring basis (in thousands):

	Basis for Fair Value Measurements at Reporting Date
	Quoted Prices in Active Markets for Identical Assets / (Liabilities)	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Level I	Level II	Level III
September 30, 2019
Forward exchange contracts—net	—	$1,546	—
December 31, 2018
Forward exchange contracts—net	—	$801	—
Convertible 2021 debt conversion liability	—	(1,458)	—
Convertible 2021 note hedge asset	—	1,028	—
Convertible 2022 debt conversion liability	—	(2,611)	—
Convertible 2022 note hedge asset	—	2,062	—

The carrying values and fair values of the company’s financial instruments are as follows (in thousands):

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$85,040	$85,040	$116,907	$116,907
Other investments	86	86	90	90
Installment receivables, net of reserves	949	949	1,796	1,796
Long-term debt (including current maturities of long-term debt) *	(271,729)	(246,628)	(255,645)	(181,928)
Convertible 2021 debt conversion liability in Other Long-Term Obligations	—	—	(1,458)	(1,458)
Convertible 2021 note hedge in Other Long-Term Assets	—	—	1,028	1,028
Convertible 2022 debt conversion liability in Other Long-Term Obligations	—	—	(2,611)	(2,611)
Convertible 2022 note hedge in Other Long-Term Assets	—	—	2,062	2,062
Forward contracts in Other Current Assets	1,726	1,726	1,020	1,020
Forward contracts in Accrued Expenses	(180)	(180)	(219)	(219)

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

In the first quarter of 2019, the company reassessed the alignment of its reporting segments and combined the North America/Home Medical Equipment (NA/HME) and Institutional Products Group (IPG) segments into a single operating segment, referred to as North America. This change better reflects how the company manages, allocates resources and assesses performance of the businesses contained in the North America segment. Additionally, the company reassessed the activity of the businesses in its former Asia/Pacific segment and began reporting the Asia Pacific businesses as part of the All Other segment, since those businesses, individually and collectively, are not large enough relative to the company's overall business to merit disclosure as a separate reporting segment. The company believes that these changes provide improved transparency of the company’s business results to its shareholders, and are better aligned with how the company manages its businesses. Segment results for the 2018 have been reclassified to reflect the realignment of the company’s reporting segments and be comparable to the segment results for 2019.

As part of the company's realignment of its reportable and operating segments, the company considered whether the reporting units used for purposes of assessing impairment of goodwill should be changed and concluded that no changes were necessary.

Notes to Financial Statements	Business Segments

The information by segment is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues from external customers
Europe	$137,371	$144,339	$396,206	$414,549
North America	87,118	88,844	262,915	277,084
All Other (Asia Pacific)	11,285	11,376	35,930	36,138
Consolidated	$235,774	$244,559	$695,051	$727,771
Intersegment revenues
Europe	$3,124	$3,928	$10,396	$12,662
North America	21,130	23,056	61,109	70,681
All Other (Asia Pacific)	3,904	4,164	9,776	15,078
Consolidated	$28,158	$31,148	$81,281	$98,421
Restructuring charges before income taxes
Europe	$1,263	$769	$1,903	$1,170
North America	331	141	1,539	227
All Other	34	10	199	268
Consolidated	$1,628	$920	$3,641	$1,665
Operating income (loss)
Europe	$11,365	$11,788	$22,617	$23,553
North America	(1,694)	(11,261)	(7,316)	(25,058)
All Other	(5,625)	(4,883)	(18,230)	(14,015)
Charge expense related to restructuring activities	(1,628)	(920)	(3,641)	(1,665)
Consolidated operating income (loss)	2,418	(5,276)	(6,570)	(17,185)
Net gain on convertible debt derivatives	—	4,080	1,197	4,204
Loss on debt extinguishment including debt finance charges and fees	(280)	—	(280)	—
Net Interest expense	(6,879)	(7,030)	(21,666)	(20,571)
Loss before income taxes	$(4,741)	$(8,226)	$(27,319)	$(33,552)

Notes to Financial Statements	Business Segments

Net sales by product, are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Europe
Lifestyle	$59,403	$63,973	$182,103	$196,120
Mobility and Seating	68,286	69,853	184,819	185,468
Respiratory Therapy	4,919	5,517	14,875	18,792
Other(1)	4,763	4,996	14,409	14,169
	$137,371	$144,339	$396,206	$414,549
North America
Lifestyle	$43,401	$43,915	$131,259	$130,664
Mobility and Seating	31,252	31,222	89,638	90,597
Respiratory Therapy	12,108	13,193	40,811	54,081
Other(1)	357	514	1,207	1,742
	$87,118	$88,844	$262,915	$277,084
All Other (Asia Pacific)
Mobility and Seating	$6,645	$7,352	$21,986	$22,691
Lifestyle	3,001	2,411	8,261	8,146
Respiratory Therapy	175	369	1,063	1,015
Other(1)	1,464	1,244	4,620	4,286
	$11,285	$11,376	$35,930	$36,138

Total Consolidated	$235,774	$244,559	$695,051	$727,771
   ________________________

(1)	Includes various services, including repair services, equipment rentals and external contracting.

Notes to Financial Statements	Contingencies

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
In August 2018, the company received a Civil Investigative Demand (“CID”) from the U.S. Department of Justice (“DOJ”) related to DOJ's investigation into the rentals pricing practices of one of the company's former rentals businesses, which the company divested in July 2015. The former rentals business and its acquirer also received similar CID's from the DOJ, and in September 2018, the acquirer made a request for indemnification from the company under the divestiture agreement. In May 2019, the acquirer notified the company that it was informed by DOJ that the CID arises out of a qui tam complaint filed in December 2017 and amended in March 2018 which names the acquirer and the company, among other parties, as defendants, and the acquirer reiterated its request for indemnification from the company under the divestiture agreement. In September 2019, the DOJ provided notice that it determined not to intervene in the qui tam lawsuit at this time, that its investigation will continue, and that it reserves the right to intervene in the future. As of the time of filing this Form 10-Q, the company has not been served with the complaint. An unfavorable outcome could include the company being required to pay monetary damages, and incur attorneys' fees, penalties and other adverse actions. The company is unable to predict the outcome and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.
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

Notes to Financial Statements	Contingencies

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

Separately, net sales in the North America segment have declined and may continue to decline as a result of the company's strategic focus away from lower margin, less differentiated products as the company becomes more focused on its clinically complex products. In addition, respiratory sales in the North America segment declined in 2019 partially as a result of changes in reimbursement by CMS effective January 1, 2019.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the quarter ended September 30, 2019, there were no material changes to market risk information provided in the company's Annual Report on Form 10-K for the year ended December 31, 2018. Please refer to Item 7A - Quantitative and Qualitative Disclosures About Market Risk of company's Annual Report on Form 10-K for the period ending December 31, 2018.

Item 4.    Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures
As of September 30, 2019, an evaluation was performed, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of September 30, 2019, in ensuring that information required to be disclosed by the company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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
In August 2018, the company received a Civil Investigative Demand (“CID”) from the U.S. Department of Justice (“DOJ”) related to DOJ's investigation into the rentals pricing practices of one of the company's former rentals businesses, which the company divested in July 2015. The former rentals business and its acquirer also received similar CID's from the DOJ, and in September 2018, the acquirer made a request for indemnification from the company under the divestiture agreement. In May 2019, the acquirer notified the company that it was informed by DOJ that the CID arises out of a qui tam complaint filed in December 2017 and amended in March 2018 which names the acquirer and the company, among other parties, as defendants, and the acquirer reiterated its request for indemnification from the company under the divestiture agreement. In September 2019, the DOJ provided notice that it determined not to intervene in the qui tam lawsuit at this time, that its investigation will continue, and that it reserves the right to intervene in the future. As of the time of filing this Form 10-Q, the company has not been served with the complaint. An unfavorable outcome could include the company being required to pay monetary damages, and incur attorneys' fees, penalties and other adverse actions. The company is unable to predict the outcome and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the company’s Annual Report on Form 10-K for the fiscal period ended December 31, 2018.

Part II	Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of common shares made by the company during the three months ended September 30, 2019.

Period			Total Number of Shares Purchased (1)	Avg. Price Paid Per Share $	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
7/1/2019	-	7/31/2019	—	$—	—	2,453,978
8/1/2019	-	8/31/2019	—	—	—	2,453,978
9/1/2019	-	9/30/2019	—	—	—	2,453,978
Total			—	$—	—	2,453,978
________

(1)
No shares were repurchased between July 1, 2019 and September 30, 2019 or were surrendered to the company by employees for minimum tax withholding purposes in conjunction with the vesting of restricted shares awarded to the employees or the exercise of non-qualified options by employees under the company's equity compensation plans.

(2)
In 2001, the Board of Directors authorized the company to purchase up to 2,000,000 Common Shares, excluding any shares acquired from employees or directors as a result of the exercise of options or vesting of restricted shares pursuant to the company’s performance plans. The Board of Directors reaffirmed its authorization of this repurchase program on November 5, 2010, and on August 17, 2011 authorized an additional 2,046,500 shares for repurchase under the plan. To date, the company has purchased 1,592,522 shares under this program, with authorization remaining to purchase 2,453,978 shares. The company purchased no shares pursuant to this Board authorized program during the quarter ended September 30, 2019.

Under the terms of the company's Credit Agreement, repurchases of shares by the company generally are not permitted except in certain limited circumstances in connection with the vesting or exercise of employee equity compensation awards.

During the third quarter of 2019, the company repurchased a total of $16,000,000 in principal amount of its outstanding 5.00% Convertible Senior Notes due 2021 in open market transactions at a discount to par for an aggregate of approximately $14,708,000.

Part II	Other Information

Item 6.    Exhibits

Exhibit No.
10.1	Master Information Technology Services Agreement by and between Invacare Corporation and Birlasoft Solutions, Inc. effective October 1, 2019.
31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification (filed herewith).
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS*	XBRL instance document
101.SCH*	XBRL taxonomy extension schema
101.CAL*	XBRL taxonomy extension calculation linkbase
101.DEF*	XBRL taxonomy extension definition linkbase
101.LAB*	XBRL taxonomy extension label linkbase
101.PRE*	XBRL taxonomy extension presentation linkbase

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

INVACARE CORPORATION

Date:	November 6, 2019	By:	/s/ Kathleen P. Leneghan
Name: Kathleen P. Leneghan
Title: Chief Financial Officer
(As Principal Financial and Accounting Officer and on behalf of the registrant)