Form 10-K
period 2019-12-31
INVACARE CORP
filed 2020-03-09
CIK 742112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————————
FORM 10-K
—————————————————————

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Large Accelerated filer	☐	Accelerated filer	☒	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2019, the aggregate market value of the 32,441,229 Common Shares of the Registrant held by non-affiliates was $168,369,979 and the aggregate market value of the 6,357 Class B Common Shares of the Registrant held by non-affiliates was $32,993. While the Class B Common Shares are not listed for public trading on any exchange or market system, shares of that class are convertible into Common Shares at any time on a share-for-share basis. The market values indicated were calculated based upon the last sale price of the Common Shares as reported by The New York Stock Exchange on June 30, 2019, which was $5.19. For purposes of this information, the 1,280,339 Common Shares and 0 Class B Common Shares which were held by Executive Officers and Directors of the Registrant were deemed to be the Common Shares and Class B Common Shares held by affiliates.
As of March 4, 2020, there were 33,912,246 Common Shares and 6,357 Class B Common Shares outstanding.
Documents Incorporated By Reference
Portions of the Registrant's definitive Proxy Statement to be filed in connection with its 2020 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.
Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of December 31, 2019.

INVACARE CORPORATION
2019 ANNUAL REPORT ON FORM 10-K CONTENTS

Table of Contents	Part I
Item 1. Business

Item 1.        Business.

GENERAL

Invacare Corporation (“Invacare,” the “company,” including its subsidiaries, unless otherwise noted) is a leading manufacturer and distributor in its markets for medical equipment used in non-acute care settings. At its core, the company designs, manufactures and distributes medical devices that help people to move, breathe, rest and perform essential hygiene. The company provides clinically complex medical device solutions for congenital (e.g., cerebral palsy, muscular dystrophy, spina bifida), acquired (e.g., stroke, spinal cord injury, traumatic brain injury, post-acute recovery, pressure ulcers) and degenerative (e.g., ALS, multiple sclerosis, chronic obstructive pulmonary disease (COPD), age related, bariatric) conditions. The company's products are an important component of care for people facing a wide range of medical challenges, from those who are active and heading to work or school each day and may need additional mobility or respiratory support, to those who are cared for in residential care settings, at home and in rehabilitation centers. The company sells its products principally to home medical equipment providers through retail and e-commerce channels, residential care operators, dealers and government health services in North America, Europe and Asia Pacific. Invacare's products are sold through its worldwide distribution network by its sales force, independent manufacturers' representatives, and distributors.

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

The company is a corporation organized under the laws of the State of Ohio in 1971. When the company was first established as a stand-alone enterprise in December 1979, it had $19.5 million in net sales and a limited product line of basic wheelchairs and patient aids. Since then, the company has made approximately fifty acquisitions and, after some recent divestitures to harmonize its portfolio, Invacare's net sales in 2019 were approximately $0.9 billion. Based upon the company's distribution channels, breadth of product line and net sales, Invacare is a leading company in many of the following medical product categories: custom power wheelchairs; custom manual wheelchairs; electromotive technology to augment wheelchairs and recreational products; recreational adaptive sports products; non-acute bed systems; patient transfer and bathing equipment; and supplementary respiratory therapy devices.

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

In the United States, healthcare provision is supported by reimbursement from the federal Centers for Medicare and

Part I	Table of Contents
Item 1. Business

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

Asia Pacific Market

The company's Asia Pacific market comprises revenue from products sold in Australia, New Zealand, China, Japan, Korea, India and Southeast Asia. Invacare's Asia Pacific businesses sell through six distribution channels. Mobility and seating products are sold directly in New Zealand and through a network of dealers in all other countries, with almost all sales funded directly by governmental payors. Homecare products are sold via a dealer network that sells products to the consumer market. Long-term care products are sold via a dealer network and directly to care facilities. The company operates a rental business in New Zealand supporting the three largest providers on New Zealand's North Island. Sales to other parts of Asia are sold via distributors and agents based in China, Japan, Korea, India and Southeast Asia.

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

PRODUCT CATEGORIES

The company designs, manufactures, markets and distributes products in three key product categories:

Mobility and Seating

•
Power Wheelchairs. This product category includes complex power wheelchairs for individuals who require powered mobility. The company's power wheelchair product offerings include products that can be highly customized to meet an individual end-user's needs, as well as products that are inherently versatile and designed to meet a broad range of requirements. Center-wheel drive power wheelchair lines include the Invacare® TDX® (Total Driving eXperience) product line and the ROVI® X3 and A3 power base product line,

Table of Contents	Part I
Item 1. Business

offered through the company's Motion Concepts subsidiary. The TDX line of power wheelchairs offers a combination of power, stability and maneuverability, including the Invacare® SureStep® suspension with Stability Lock and available G-Trac™ Technology. Seating systems offer elevate, power tilt and recline features. The ROVI A3 also offers the Multi-Positioning-Standing-MAXX System (MPS), an innovative, highly adjustable system that provides consumers the medical benefits of adjusting to a standing position throughout the day, adding additional independence, function and accessibility.
The company also offers rear-wheel drive power wheelchair technology through the Invacare® Storm Series® as well as other legacy products like Kite or Bora. The company will launch Aviva Power Wheelchairs, a new generation of power products in 2020. Aviva products will replace some of the legacy items and provide new market share opportunities. Several of the company's subsidiaries specialize in the development and implementation of complementary technology designed to enhance the utility of wheelchairs to meet unique and complex physiological needs. For example, Adaptive Switch Labs has developed alternative electronic control systems and human/machine input devices that enable wheelchair and environmental control via alternative interfaces to joysticks, such as sip/puff, eye-gaze, or head position inputs. Motion Concepts designs and produces custom powered seating and power positioning systems. Alber GmbH sells innovative power add-on devices that enable manual wheelchair users to have optional electric power to augment manual propulsion and enable caretakers to more easily maneuver manual wheelchairs. In addition, Dynamic Controls (DCL) manufactures sophisticated electronic control systems for power wheelchairs that enable users to operate the device and permit wireless programming, remote diagnostics, and touchscreen controls. The company continues to be a leader in this market with unique intellectual property in wheelchair suspension, alternative controls, and electronic components.

•
Custom Manual Wheelchairs. This product category includes products for independent everyday use, outdoor recreation, and casual and competitive sports, such as basketball, racing and tennis. These products are marketed under the Invacare® and Invacare® Top End® brand names. The company markets a premiere line of lightweight, aesthetically-stylish custom manual wheelchairs under the Küschall® brand name. These custom manual wheelchairs feature precision components and outstanding driving performance. The company provides a wide range of mobility solutions for everyday activities. The company's competitive advantages include a wide range of features and functionality and the ability to build purposeful custom wheelchairs, along with components which feature cross compatibility across the portfolio and wheelchairs that collapse to fit into very small spaces for ease of transportability.

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

Lifestyle Products

•
Pressure Relieving Sleep Surfaces. This product category includes a complete line of therapeutic pressure relieving overlays and mattress systems. The Invacare® Softform and microAIR® brand names feature a broad range of pressure relieving foam mattresses and powered mattresses with alternating pressure, low-air-loss, or rotational design features, which redistribute weight and assist with moisture management. These mattresses are designed to provide comfort, support and relief to those patients who are immobile or have limited mobility; who may have fragile skin or be susceptible to skin breakdown; and who spend long periods in bed.

•
Safe Resident Handling. This product category includes products needed to assist caregivers in transferring individuals from surface to surface (e.g., bed to chair). Designed for use in the home or in institutional settings, these products include ceiling and floor lifts, sit-to-stand devices and a comprehensive line of slings.

•
Beds. This product category includes wide variety of Invacare® branded semi-electric and fully-electric bed systems designed for both residential and institutional care for a range of patient sizes. The company's offering includes bed accessories, such as bedside rails, overbed tables and trapeze bars. The company's bed systems introduced the split-spring bed design, which is easier

Part I	Table of Contents
Item 1. Business

for home medical equipment providers to deliver, assemble and clean than other bed designs. Invacare's bed systems also feature patented universal bed-ends, where the headboard and footboard may be used interchangeably. This enables customers to more efficiently deploy their inventory.

•
Manual Wheelchairs. This product category includes a complete line of manual wheelchairs. The company's manual wheelchairs are sold for use in the home and in institutional care settings. Consumers include people who are chronically or temporarily-disabled, require basic mobility with little or no frame modification, and may propel themselves or be moved by a caregiver. The company's manual wheelchairs are marketed under the Invacare® brand name. Examples include the 9000 and Tracer® wheelchair product lines.

•
Personal Care. This product category includes a full line of personal care products, including ambulatory aids such as rollators, walkers, and wheeled walkers. The company also distributes bathing safety aids, such as tub transfer benches and shower chairs, as well as patient care products, such as commodes and other toileting aids. In markets where payors value durable long-lasting devices, especially those markets outside of the U.S., personal care products continue to be an important part of the company's lifestyles product business. In certain other markets, and in the U.S. in particular, this product area is focused on residential care.

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

•
Portable Oxygen Concentrators. One of two primary modalities for non-delivery supplementary ambulatory oxygen is the battery-powered portable category. Invacare's Platinum® Mobile Oxygen Concentrator has among the most competitive features in the five-liter equivalent category, including the industry's first wireless informatics platform in the five-pound category. The informatics platform includes a user centric app which now allows remote flow control of the portable concentrator from up to 25ft and a provider facing portal for remote fleet monitoring to help reduce unplanned dispatches and total operating costs.

•
Oxygen Refilling Devices. The Invacare® HomeFill® Oxygen System is an alternative source of ambulatory oxygen that allows patients to fill their own convenient small portable oxygen cylinders from a stationary oxygen concentrator at home. This enables users to access high-flow stationary oxygen while at home and provides an easy-to-use form of mobile oxygen while away. As a result, medical equipment providers can significantly reduce time-consuming and costly service calls associated with cylinder and/or liquid oxygen deliveries, limit recurring high maintenance expenses and total cost of ownership while at the same time enhancing the lifestyle of the patient.

Other Products and Services

Other products and services includes various services, including repair services, equipment rentals and external contracting. In certain regions of Europe and Asia Pacific, refurbishing of products is increasing as governments look for ways to lower costs while still providing needed equipment.
GEOGRAPHIC SEGMENTS
Europe
The company's Europe segment operates as an integrated unit across the European, Middle Eastern and African markets with sales and operations throughout Europe. The Europe segment is coordinated with other global business units for new product development, supply chain resources and additional corporate resources. This segment primarily includes mobility and seating; lifestyle; and respiratory therapy product lines. The company manufactures power wheelchair products, wheelchair power add-ons and hygiene products in different facilities in Germany. During 2019, the production of manual wheelchair products that had been manufactured at three different facilities in Switzerland, Sweden and France were

Table of Contents	Part I
Item 1. Business

consolidated into one facility in France. The company manufactures beds in Portugal and Sweden for various markets. Invacare manufactures therapeutic support surfaces as well as seating and positioning products in the U.K. Respiratory products, such as oxygen concentrators and Invacare® HomeFill® systems, are imported from company facilities in the U.S. In total, the Europe segment comprised 57.4%, 57.4% and 55.4% of the net sales from continuing operations in 2019, 2018 and 2017, respectively.

North America

The company's North America segment comprises sales and operations throughout the United States and Canada. This segment primarily includes mobility and seating, lifestyle and respiratory therapy product lines. Products are sold through rehabilitation providers, home healthcare providers, and government provider agencies, such as the Veterans Administration. The North America segment represented 37.5%, 37.5% and 39.3% of the net sales from continuing operations in 2019, 2018 and 2017, respectively.

All Other (Asia Pacific)

The company's All Other (Asia Pacific) segment combines sales and services operations, supporting customers principally in Australia and New Zealand and, to a lesser extent, other pan-Asian markets. The All Other segment also includes Dynamic Controls Limited (DCL), a subsidiary of the company that designs and manufactures control systems for Invacare-branded respiratory and powered mobility products, and supplies components for other third-party devices. The All Other segment represented 5.1%, 5.1% and 5.3% of the net sales from consolidated continuing operations in 2019, 2018 and 2017, respectively.

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

The company believes that successfully increasing its market share is dependent on its ability to provide value to its customers based on clinical benefits, quality, performance, and durability of the company's products and services. In addition, the company's cost reduction achievements are expected to improve the market competitiveness of its products. Customers also value the technical and clinical expertise of the company's sales force, the effectiveness of the company's distribution system, the strength of its dealer and distributor network, the availability of prompt and reliable service for its products, and the ease of doing business with the company. The company's focus on quality is paramount. By embracing quality in all aspects of the company's activities, the company believes that its products will be better aligned with customer needs and, brought to market more quickly, resulting in a better customer experience and economic return.

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

Part I	Table of Contents
Item 1. Business

distribution centers in various locations to optimize cost and delivery performance.
Company representatives attend more than 50 trade shows across all European and Middle eastern geographies. The company builds brand awareness through a strong presence in social media (LinkedIn, Facebook, Twitter) and has a dedicated blog that has achieved almost one million readers. In some European key countries, the company sponsors key events and several individual wheelchair athletes and teams.

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

In 2019, the North America salesforce was primarily organized into three groups of specialized sales professionals focused on complex rehabilitation, post-acute care and respiratory products. Each team is focused on clinically complex products and solutions to support customer needs.

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

The company raises consumer awareness of its products through a strong presence in social and digital media as well as its sponsorship of a variety of wheelchair sporting events and its support of various philanthropic causes benefiting consumers of the company's products. The company's sponsorship of several individual wheelchair athletes and teams continued in 2019, including top-ranked male and female racers and handcyclists and wheelchair basketball teams. In addition, the company continued to support disabled veterans with its 38th year of continuous sponsorship of the National Veterans Wheelchair Games, the largest annual wheelchair sporting event in the world. These sporting events bring a competitive and recreational sports experience to military veterans who, due to spinal cord injury, neurological conditions or amputation, use various assistive technology devices for their mobility needs.

The company's products are distributed through a network of facilities and directly from some manufacturing sites to optimize cost, inventory and delivery performance.
All Other (Asia Pacific)

The company's All Other (Asia Pacific) segment comprises revenue from four businesses. Invacare All Other (Asia Pacific) sells and rents durable medical equipment, in Southeast Asia, North Asia, China, Australia and New Zealand. It uses an employee sales force and service representative to support this revenue. The other business, DCL, uses a global employee sales force to sell electronic controls systems and components to related parties in Invacare and to independent customers. Products are distributed throughout Asia from a regional distribution center in Thailand, with complex rehabilitation product sourced from global sources via a network of distribution nodes designed to optimize cost, inventory and delivery performance.

Sales and marketing efforts in All Other (Asia Pacific) are managed within the region and leveraged from other regions of the company. Sponsorship efforts are focused at the grass roots level and around programs designed to introduce people with disabilities to sports as a pathway to inclusion. In 2019, Invacare Australia sponsored the Summer Down Under Series, which culminated in the Oz Day 10K classic wheelchair race on Australia Day. In 2019, Invacare New Zealand sponsored the Halberg Junior Disability Games and worked with local organizations to improve access for people with disabilities. Invacare supports a number of sporting organizations in the region, primarily focused on those that introduce people to sports. In 2018, Invacare (Thailand) Ltd. was established, with a focus on expansion of the company's southeast Asia network.

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

Table of Contents	Part I
Item 1. Business

Product liability reserves are recorded for individual claims based upon historical experience, industry expertise and other indicators. Additional reserves, in excess of the specific individual case reserves, are provided for incurred unreported claims based upon actuarial valuations at the time such valuations are conducted. Historical claims experience and other assumptions are taken into consideration by the company in estimating the ultimate reserves. For example, the actuarial analysis assumes that historical loss experience is an indicator of future experience, that the distribution of exposures by geographic area and nature of operations for ongoing operations is expected to be very similar to historical operations with no dramatic changes and that the government indices used to trend losses and exposures are appropriate. Estimated amounts used in the calculation of reserves are adjusted on a regular basis and can be impacted by actual loss awards and claim settlements. While actuarial analysis is used to help determine adequate reserves, the company is responsible for determining and recording adequate reserves in accordance with accepted loss reserving standards and practices and applicable accounting principles.

PRODUCT DEVELOPMENT AND ENGINEERING
The company's strategy includes developing a cadence of meaningful new products in key markets and product areas. As the result of work among the company's development groups in North America, Europe and Asia, Invacare launched a series of new innovations in 2019, including the following:

•
The new Motion Concepts 407 seating system utilizes a simple design to optimize the stability of the base of the wheelchair, while providing up to 40º of tilt. This allows the end user to achieve a unique position where the head is below the feet, and the feet are above the heart, to assist with respiratory and circulatory conditions.

•
The Motion Concepts UpFront thoughtfully combines a fully functioning power positioning system with 5.5” of forward shift, allowing the end user to access previously difficult to reach surfaces and objects.

•
The Motion Concepts HD Series is a seating system which meets the individual needs of today’s larger end users. The HD Series is designed to allow for exceptional driving performance, elegant design and maximum comfort and can accommodate higher weight capacities.

•
In the category of custom manual wheelchairs, the company introduced the new Kuschall 2.0 line of manual wheelchairs. This new line utilizes a new technology (hydroforming) to increase the stiffness of the chair, while at the same time reducing the weight. The result of these features adds to the driving performance of the wheelchair. The new design can be highly personalized with a new intelligent color concept.

•
In the category of power add-on drives, the company's Alber division launched the new SMOOV one O10. This small, light and portable add-on is easy to use and has a separate, wireless and ergonomic control unit and an app for further adjustments and functions.

•
In the Lifestyles product line, the company launched new products such as the Etude and NordBed. This new range of beds offers enhanced ergonomics (due to the new patented Ergo Move Technology), effective risk management and single-handed care with features like “Up & Out”, “low lowest height” and “RememberMe”. It has modern aesthetics and can be easily detachable in pieces below 20kg without any tools.

•
In the Respiratory product line, the company launched another first with the addition of remote flow control to the existing portable oxygen concentrator app. The app enables an even more active and autonomous lifestyle for patients on oxygen. Using the app, a patient can change between prescribed rest and activity settings while the concentrator is worn on their back or from a distance of 25 feet when the concentrator is used with a longer cannula. This reduces activity interruption or the need to return to the concentrator to change between settings.

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

Part I	Table of Contents
Item 1. Business

product management groups and sources of supply are used to optimize cost and satisfy customer demand.
Europe
The company's manufacturing and assembly facilities in Europe, each of which is equipped with individual capabilities to manufacture patient aids, wheelchairs, powered mobility accessories, bath safety products, beds, therapeutic support surfaces, and patient transport products. The Europe segment uses these internal sources and some external sources of finished goods and components to create the portfolio of products it distributes. Products distributed in Europe are used by internal and external customers worldwide.
North America
The company operates several vertically integrated centers of excellence, i.e., factories, in North America, each with specific capabilities: custom powered wheelchairs, seating products and respiratory therapy products (Elyria, OH); manual and passive manual wheelchairs and patient aids (Reynosa, MX); beds, institutional case goods and respiratory therapy products (Sanford, FL); manual recreational and sport wheelchair products (Pinellas Park, FL), passive manual and pediatric wheelchairs (Simi Valley, CA); and seating and positioning systems (Toronto, ONT). Products designed and made in North American operations are sold in North America and are shipped as finished goods and as subcomponents to internal and external customers globally. The company continually reviews its’ operations network capacity, workforce skills and technologies along with its’ distribution network to optimize design, manufacture, sourcing and delivery performance, inventory and cost.

Asia Pacific

Invacare Asia Pacific manufactures control systems and components used primarily in mobility and respiratory devices that serve global markets through the company's factory in Suzhou, Jiangsu Province, China. The company operates distribution nodes in several countries to supply customer needs while optimizing cost, inventory and service levels.

TRANSFORMATION UPDATE

In 2019, while the company faced additional headwinds in North America, such as tariffs and changes in reimbursement related to national competitive bidding, these headwinds were partially offset by the company's actions already in process to drive growth and improve operations. The enhanced transformation and growth plan balances innovative organic growth, product portfolio changes across all regions, and cost improvements in supply chain and administrative functions.

Key elements of the enhanced transformation and growth plan:

•	Continue to drive all business segments and product lines based on their potential to achieve a leading market position and support profitability goals;

•	In Europe, leverage centralized innovation and supply chain capabilities while reducing the cost and complexity of a legacy infrastructure;

•	In North America, adjust the portfolio to consistently grow profitability amid cost increases by adding new products, reducing costs and continuing to improve customers' experience;

•	In Asia Pacific, remain focused on sustainable growth and expansion in the southeast Asia region; and

•	Globally, take actions to reduce working capital and improve free cash flow.

In 2019, the company realized significant improvement in the key financial metrics. The North America segment, which was impacted by the consent decree, tariffs, changes in reimbursement and national competitive bidding, reduced operating losses significantly.

The company believes that continued generation of earnings driven by operational performance, cash balances on hand, and expected free cash flow will support the company's on-going transformation plans and enable it to address future debt maturities.

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

Table of Contents	Part I
Item 1. Business

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

FDA

The United States Food and Drug Administration (“FDA”) regulates the manufacture, distribution and marketing of medical devices. Under such regulation, medical devices are classified as Class I, Class II or Class III devices, depending on the level of risk posed to patients, with Class III designating the highest-risk devices. The company's principal products are designated as Class I or Class II. In general, Class I devices must comply with general controls, including, but not limited to, requirements related to establishment registration and device listing, labeling, medical device reporting, and the Quality System Regulation (QSR). In addition to general controls, certain Class II devices must comply with design controls, premarket notification, and applicable special controls. Domestic and foreign manufacturers of medical devices sold in the U.S. are subject to routine inspections by FDA. In addition, some foreign governments have adopted regulations relating to the design, manufacture and marketing of health care products, and imposing similar controls as the FDA regulations.

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

The company is currently conducting a program to bring its products designed, manufactured and sold into the European Union market, into conformance with the EU MDR (Medical Device Regulations). The company is on plan to bring all class I devices into compliance with the MDR by May 26, 2020. Class II devices will be completed on or before the complete this work for class I devices prior to the required May 27, 2024 date.

2012 Consent Decree, Taylor Street and Corporate Facilities

In December 2012, the company became subject to a consent decree of injunction filed by FDA with respect to the company's Corporate Headquarters and its Taylor Street facility's operations in Elyria, Ohio. The consent decree initially limited the company's (i) manufacture and distribution of power and manual wheelchairs, wheelchair components and wheelchair sub-assemblies at or from its Taylor Street manufacturing facility, except in verified cases of medical necessity, (ii) design activities related to wheelchairs and power beds that take place at the impacted Elyria facilities and (iii) replacement, service and repair of products already in use from the Taylor Street manufacturing facility. Under the terms of the consent decree, in order to resume full operations, the company had to successfully complete independent, third-party expert certification audits at the impacted Elyria facilities, comprised of three distinct certification reports separately submitted to, and accepted by, FDA; submit its own report to the FDA; and successfully complete a reinspection by FDA of the company's Corporate and Taylor Street facilities.

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

The consent decree will continue in effect for at least five years from July 24, 2017, during which time the company's Corporate and Taylor Street facilities must complete two semi-annual audits in the first year following the lifting of the injunction and then and annual audit in the each of the next four years performed by a company-retained by the firm. The expert audit firm will determine whether the facilities remain in continuous compliance with the FDA Act, regulations and the terms of the consent decree and issue post audit reports contemporaneously to FDA and Invacare. The FDA has the authority to inspect these facilities and any other FDA registered facility, at any time.

In 2018, the company completed the two semi-annual independent expert audits and, in 2019, the company completed the first annual independent expert audit of the Corporate and Taylor Street facilities, as required under the consent decree, and in each case the facilities were found to remain in compliance with the FDA Act, the FDA regulations and the consent decree. The audit reports have been submitted to FDA.

Part I	Table of Contents
Item 1. Business

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

On February 25, 2019 through March 8, 2019, FDA conducted a routine inspection under the Consent Decree of Invacare Headquarters and Taylor Street Operations. At the close of the inspection, no FDA Form 483 observations were issued. In December, the FDA provided written comments and recommendations related to questions which arose during the inspection, and the company has responded to the FDA’s questions and comments.

In May 2019, the FDA inspected the company’s Porta Westfalica, Germany facility, and no Form 483 observations were noted at the conclusion of the inspection. In January 2020, the FDA inspected the Motion Concepts facility in Vaughn, Ontario, and at the conclusion of the inspection, the FDA issued its Form 483 with three observations. The company has timely responded to the 483 observations. In January 2020, the FDA conducted a directed inspection at the company’s Elyria, OH facilities, and at the conclusion of the inspection, the FDA issued its Form 483 with three observations.  The company has timely responded to the 483 observations.

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

In December 2019 the company’s operations in Sanford, Fla and Elyria, OH underwent a successful MDAP (Medical Device Single Audit Program) audit. No findings were issued as a result of this audit.

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

In November 2018, CMS announced that it was suspending the NCB program for approximately two years, from January 1, 2019 through approximately December 31, 2020, and in the interim will implement changes to the NCB program. On March 7, 2019, the CMS announced plans to consolidate the competitive bidding areas (CBAs) included in the Round 2 Recompete and Round 1 2017 Durable Medical Equipment, Prosthetics, Orthotics, and Supplies (DMEPOS) Competitive Bidding Program into a single

Table of Contents	Part I
Item 1. Business

round of competition named Round 2021. Round 2021 contracts are scheduled to become effective on January 1, 2021, and extend through December 31, 2023. Payment rates will be based off the clearing price rather than the median of the initial contractors' rates. CMS will use “lead item pricing”, meaning that bidders will submit a bid for the item in the product category with the highest total national Medicare allowed charges during the previous year. Prices for all other items in that category will be based off that lead item discount. During the approximate two-year period in which the bid program is suspended, Medicare payment rates are generally expected to remain substantially similar to 2019 rates. In former bid areas during this two-year window, any Medicare supplier will be able to provide bid items to beneficiaries. CMS' November 2018 rule also modified payment rates for oxygen, based on Medicare's “budget neutrality” mandate. For the oxygen devices the company sells, however, the total Medicare payment rate will remain substantially similar to 2018 payment rates.

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

EMPLOYEES

As of December 31, 2019, the company had approximately 3,900 employees.

FOREIGN OPERATIONS AND EXPORT SALES

The company also markets its products for export to other foreign countries. In 2019, the company's products were sold in over 100 countries. For information relating to net sales, operating income and identifiable assets of the company's foreign operations, see Business Segments in the Notes to the Consolidated Financial Statements.

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

Part I	Table of Contents
Item 1. Business

FORWARD-LOOKING INFORMATION

This Form 10-K contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “could,” “plan,” “intend,” “expect,” “continue,” “believe” and “anticipate,” as well as similar comments, denote forward-looking statements that are subject to inherent uncertainties that are difficult to predict. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties, which include, but are not limited to, the following: adverse effects of the company's consent decree of injunction with the U.S. Food and Drug Administration (FDA), including but not limited to, compliance costs, inability to rebuild negatively impacted customer relationships, unabsorbed capacity utilization, including fixed costs and overhead; any circumstances or developments that might adversely impact the third-party expert auditor's required audits of the company's quality systems at the facilities impacted by the consent decree, including any possible failure to comply with the consent decree or FDA regulations; regulatory proceedings or the company's failure to comply with regulatory requirements or receive regulatory clearance or approval for the company's products or operations in the United States or abroad; adverse effects of regulatory or governmental inspections of company facilities at any time and governmental enforcement actions; including the investigation of pricing practices at one of the company's former rentals businesses; circumstances or developments that may make the company unable to implement or realize the anticipated benefits, or that may increase the costs, of its current business initiatives, in particular the key elements of its enhanced transformation and growth plan such as its new product introductions, additional investments in sales force and demonstration equipment, plant consolidations, supply chain actions and global information technology outsourcing and ERP implementation activities; possible adverse effects on the company's liquidity that may result from delays in the implementation or realization of benefits of its current business initiatives, or from any requirement to settle repurchase rights or conversions of its outstanding convertible notes in cash; product liability or warranty claims; product recalls, including more extensive warranty or recall experience than expected; possible adverse effects of being leveraged, including interest rate or event of default risks; exchange rate fluctuations, particularly in light of the relative importance of the company's foreign operations to its overall financial performance and including the existing and potential impacts from the Brexit referendum; potential impacts of the United States administration's policies, and any legislation or regulations that may result from those policies, and of new United States tax laws, rules, regulations or policies; legal actions, including adverse judgments or settlements of litigation or claims in excess of available insurance limits; adverse changes in government and other third-party payor reimbursement levels and practices both in the U.S. and in other countries (such as, for example, more extensive pre-payment reviews and post-payment audits by payors, or the continuing impact of the U.S. Medicare National Competitive Bidding program); ineffective cost reduction and restructuring efforts or inability to realize anticipated cost savings or achieve desired efficiencies from such efforts; delays, disruptions or excessive costs incurred in facility closures or consolidations; tax rate fluctuations; additional tax expense or additional tax exposures, which could affect the company's future profitability and cash flow; inability to design, manufacture, distribute and achieve market acceptance of new products with greater functionality or new product platforms that deliver the anticipated benefits at competitive prices; consolidation of health care providers; increasing pricing pressures in the markets for the company's products; lower cost imports; uncollectible accounts receivable; difficulties in implementing/upgrading Enterprise Resource Planning systems; risk of cybersecurity attack, data breach or data loss and/or delays in or inability to recover or restore data and IT systems; risks inherent in managing and operating businesses in many different foreign jurisdictions; decreased availability or increased costs of materials which could increase the company's costs of producing or acquiring the company's products, including the adverse impacts of new tariffs and possible increases in commodity costs or freight costs or global health emergencies such as the "coronavirus"; heightened vulnerability to a hostile takeover attempt or other shareholder activism; provisions of Ohio law or in the company's debt agreements, charter documents or other agreements that may prevent or delay a change in control, as well as the risks described from time to time in the company's reports as filed with the Securities and Exchange Commission. Except to the extent required by law, the company does not undertake and specifically declines any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

Table of Contents	Part I
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

The company is implementing a multi-year turnaround strategy intended to substantially transform its business and re-orient its resources to a more clinically complex mix of products and solutions. To date, this strategy has included actions to re-orient the company's North American commercial team, restart the company's innovation pipeline, shift its product mix, develop and expand its talent, and strengthen its balance sheet. As part of these actions, the company has reshaped its sales force in North America, invested in product development, discontinued a significant amount of non-core products, and issued convertible debt to fund the transformation. The company also has taken steps to realign infrastructure and processes that are intended to drive efficiency and reduce costs. Recent additional business headwinds in North America, such as tariff related increases in product and component cost, have highlighted the importance of the company's transformation efforts.

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

If the company's transformation efforts are ineffective, the company may not be able to pay its indebtedness when due or refinance its debt, which could have a material, adverse effect upon the company.

If the company's business transformation efforts prove ineffective and it continues to experience negative cash flows and losses, the company may require additional financing. Under these circumstances, such financing may be difficult or expensive to obtain, and the company can make no assurances that it would be available on terms acceptable to the company, if at all.

Increased cyber security threats and more sophisticated and targeted computer crime could pose a risk to the company's systems, networks, products and services, and a risk to the company's compliance with data privacy laws.
Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to the security of the company's systems and networks as well as the confidentiality, protection, availability and integrity of the company's data and any personal data on such networks or systems, including regulatory risks under the EU General Data Protection Regulation (GDPR), the California Consumer Privacy Act (CCPA) and the U.S. Health Insurance Portability and Accountability Act (HIPAA), among other risks. In addition, data security breaches can also occur as a result of a failure by the company or its employees to follow policies, procedures or training, or by acts, omissions or breaches by persons with whom the company has commercial relationships that result in the unauthorized release of personal or confidential information.
Through its sales channels, the company may collect and store personal or confidential information that customers provide to purchase products or services, enroll in promotional programs and register on the company's website, among other reasons. The company may also acquire and retain information about customers, product end users, suppliers and employees in the normal course of business. The company also creates and maintains proprietary information that is critical to its business, such as its product designs and manufacturing processes. In addition to the company’s own databases, it uses third-party service providers to store, process and transmit confidential or personal information on its behalf. Although the company contractually requires these service providers to implement and use reasonable security measures and to comply with laws relating to privacy and data protection, the company cannot control third parties and cannot guarantee that a data security breach will not occur in the future either at their location or within their systems.
Despite the company's efforts to secure its systems and networks, and any personal or sensitive information stored thereon, the company could experience a significant data

Part I	Table of Contents
Item 1A. Risk Factors

security breach. Computer hackers may attempt to penetrate the company's or its vendors' information systems and, if successful, misappropriate confidential customer, supplier, employee or other business or personal information, including company intellectual property. Third parties could also gain control of company systems and use them for criminal purposes. Depending on their nature and scope, such threats could result in the loss of existing customers, difficulty in attracting new customers, exposure to claims from customers, governmental or data privacy or data protection authorities, financial institutions, payment card associations, employees and other persons, imposition of regulatory sanctions or penalties, incurring of additional expenses or lost revenues, or other adverse consequences, any of which could have a material adverse effect on the company's business and results of operations.
Any major disruption or failure of the company’s information technology systems, or its failure to successfully implement new technology effectively, could adversely affect the company’s business and operations.

The company relies on various information technology systems to manage its operations. The company recently outsourced substantially all of its information technology services to Birlasoft Solutions, Inc. Over the next several years, the company expects Birlasoft to implement modifications and upgrades to the company's systems, including making changes to legacy systems, replacing legacy systems with successor systems with new functionality and acquiring new systems with new functionality. For example, over the next several years, the company plans to implement with the assistance of Birlasoft a new enterprise resource planning ("ERP") system across the company. These activities subject the company to inherent risks associated with replacing and upgrading these systems, including impairment of its ability to fulfill customer orders, potential disruption of its internal control structure, additional administration and operating expenses, reliance on Birlasoft providing sufficiently skilled personnel to implement and operate the new systems, demands on management time, and other risks and costs of delays or difficulties in transitioning to new or upgraded systems or of integrating new or upgraded systems into the company’s current systems. The company’s system implementations may not result in productivity improvements at a level that outweighs the risks and burdens of implementation, or at all. In addition, the difficulties with implementing new or upgraded technology systems may cause disruptions in its business operations and have an adverse effect on its business and operations, if not anticipated and appropriately mitigated.

As the company outsources functions, it becomes more dependent on the entities performing those functions. Disruptions or delays at the company’s third-party service providers could adversely impact its operations.

As part of its transformation strategy, the company has sought opportunities to provide essential business services in a more cost-effective manner. In some cases, this results in the outsourcing of functions or parts of functions that can be performed more effectively by external service providers. For example, the company recently outsourced a significant portion of its information technology functions to Birlasoft Solutions Inc. While the company believes it conducts appropriate diligence before entering into agreements with any outsourcing entity, the failure of one or more of such entities to meet the company’s performance standards and expectations, including with respect to service levels, data security, compliance with data protection and privacy laws, providing services on a timely basis or providing services at the prices the company expects, may have an adverse effect on the company’s results of operations or financial condition. In addition, the company could face increased costs or disruption associated with finding replacement vendors or hiring new employees in order to return these services in-house. The company may outsource other functions in the future, which would increase its reliance on third parties.

IT Governance, Project Management and Contract Management competencies are critical to the company’s success in driving its significant cost improvement and transformation projects to achieve consistent and sustainable profitable growth.

The company is implementing it multi-year transformation strategy which involves projects focused on streamlining the company’s supply chain and operations infrastructure, upgrading and modernizing its information technology capabilities and implementation of new ERP systems in conjunction with its third-party outsourcing service provider. In addition, the company has outsourced certain key functions to third-party service providers and may continue to do so in the future. The success of these activities is dependent on the company’s ability to maintain an adequate IT governance management structure and adequate capabilities in project management and contract management functions. Despite its efforts to build and maintain these capabilities, the company could have inadequate skills, personnel, management skills, or processes necessary to successfully implement the programs and projects necessary to successfully transform the business and achieve the intended operating efficiencies and cost reductions from such programs and projects.

Table of Contents	Part I
Item 1A. Risk Factors

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

The company's future success will depend, in part, upon the continued service of key managerial, engineering, marketing, sales and technical and operational personnel. In addition, the company's future success will depend on its ability to continue to attract and retain other highly qualified personnel, including personnel experienced in sales, marketing and manufacturing of medical equipment and in quality systems and regulatory affairs. If the company is not successful in retaining its current personnel or in hiring or retaining qualified personnel in the future, the company's business may be adversely affected. The company's future success depends, to a significant extent, on the abilities and efforts of its executive officers and other members of its management team, such as the company's Chairman, President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, as well as other members of its management team. The company had significant turnover in personnel in recent years and cannot be certain it can adequately recruit, hire and retain replacement personnel or that its executive officers and other key employees will continue in their respective capacities for any period of time, and these employees may be difficult to replace. If the company loses the services of any of its management team, the company's business may be adversely affected.

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

•
security concerns and potential business interruption risks associated with political and/or social unrest, or public health crisis, in foreign countries where the company's facilities or assets are located;

•	difficulties associated with managing a large organization spread throughout various countries;

•	difficulties in enforcing intellectual property rights and weaker intellectual property rights protection in some countries;

•	required compliance with a variety of foreign laws and regulations; and

•	differing consumer product preferences.
The factors described above also could disrupt the company's product manufacturing and assembling operations or its key suppliers located outside of the United States or increase the cost to the company of conducting those operations or using those suppliers. For example, the company relies on its manufacturing and sourcing operations in Mexico and China to produce its products, and the strain of coronavirus that surfaced in Wuhan, China has resulted in interruptions in production in China. Disruptions in, or

Part I	Table of Contents
Item 1A. Risk Factors

increased costs related to, the company's foreign operations, particularly those in Mexico or China, may impact the company's revenues and profitability.
If the company's products are not included within an adequate number of customer formularies, or if pricing policies otherwise favor other products, the company's market share and gross margin could be negatively affected.

Many of the medical equipment and home health care providers to whom the company sells its products negotiate the price of products and develop formularies which establish pricing and reimbursement levels. Many of these providers also compensate their sales personnel based on the formulary position of the products they sell. Exclusion of a product from a formulary, unfavorable positioning of a product within a formulary, or lower compensation levels for customer sales personnel associated with the products can lead to such product's sharply reduced usage in the provider's patient population. If the company's products are not included, or favorably positioned, within an adequate number of formularies, or if the pricing policies or sales compensation programs of providers otherwise favor other products, the company's sales revenues, market share and gross margin could be negatively affected, which could have a material adverse effect on the company's results of operations and financial condition.

The industry in which the company operates is highly competitive and some of the company's competitors may have greater financial resources, a more effective market strategy or better strategic execution.

The home medical equipment market is highly competitive and the company's products face significant competition from other well-established manufacturers or potential new market entrants. Reduced government reimbursement levels and changes in reimbursement policies, such as the National Competitive Bidding program implemented in the U.S. by CMS, may drive competitors, particularly those that have greater financial resources than the company's, to offer drastically reduced pricing terms in an effort to take market share from the company or secure government acceptance of their products and pricing. New or disruptive products which compete with the company's products may be introduced in the market or may find higher level or customer acceptance than the company's products. Any increase in competition may cause the company to lose market share or compel the company to reduce prices to remain competitive, which could have a material adverse effect on the company's results of operations. The company's failure to recognize changing market demands or a failure to develop or execute a strategy to meet such changes could also result in a material adverse effect on the company's results of operations.

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

The company's ability to achieve its business objectives is subject to a variety of factors, including the relative increase in the aging of the general population. The company believes that these trends will increase the need for its products. The projected demand for the company's products could materially differ from actual demand if the company's assumptions regarding these trends and acceptance of its products by health care professionals and patients prove to be incorrect or do not materialize. If the company's assumptions regarding these factors prove to be incorrect, the company may not be able to successfully implement the company's business strategy, which could adversely affect the company's results of operations. In addition, the perceived benefits of these trends may be offset by competitive or business factors, such as the introduction of new products by the company's competitors or the emergence of other countervailing trends, including lower reimbursement and pricing.

Table of Contents	Part I
Item 1A. Risk Factors

The adoption of healthcare reform and other legislative developments in the U.S. may adversely affect the company's business, results of operations and/or financial condition.

The U.S. Affordable Care Act enacted in 2010 includes provisions intended to expand access to health insurance coverage, improve the quality and reduce the costs of healthcare over time. Further U.S. healthcare reform may be implemented in the future.

The Affordable Care Act and any potential future healthcare reform legislation along with the programs implemented by such laws may reduce reimbursements for the company's products, may impact the demand for the company's products and may impact the prices at which the company sells its products. In addition, various healthcare programs and regulations may be ultimately implemented at the federal or state level. Such changes could have a material adverse effect on the company's business, results of operations and/or financial condition.

Changes in government and other third-party payor reimbursement levels and practices have negatively impacted and could continue to negatively impact the company's revenues and profitability.

The company's products are sold primarily through a network of medical equipment and home health care providers, extended care facilities and other providers such as various government-provider agencies throughout the world. Many of these providers (the company's customers) are reimbursed for the products and services provided to their customers and patients by third-party payors, such as government programs, including Medicare and Medicaid, private insurance plans and managed care programs. Most of these programs set maximum reimbursement levels for some of the products sold by the company in the United States and abroad. If third-party payors deny coverage, make the reimbursement process or documentation requirements more uncertain or reduce their levels of reimbursement, or if the company is unable to reduce its costs of production to keep pace with decreases in reimbursement levels, the company may be unable to sell the affected product(s) through its distribution channels on a profitable basis.

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

Part I	Table of Contents
Item 1A. Risk Factors

The company is subject to a consent decree of injunction ("consent decree") with the U.S. Food and Drug Administration (“FDA”), the effects of which have been, and continue to be, costly to the company and could result in continued adverse consequences to the company's business.

In December 2012, the company became subject to a consent decree of injunction filed by FDA with respect to the company's Corporate facility and its Taylor Street manufacturing facility in Elyria, Ohio. The consent decree initially limited the company's (i) manufacture and distribution of power and manual wheelchairs, wheelchair components and wheelchair sub-assemblies at or from its Taylor Street manufacturing facility, except in verified cases of medical necessity, (ii) design activities related to wheelchairs and power beds that take place at the impacted Elyria facilities and (iii) replacement, service and repair of products already in use from the Taylor Street manufacturing facility. Under the terms of the consent decree, in order to resume full operations, the company had to successfully complete independent, third-party expert certification audits at the impacted Elyria facilities, comprising three distinct certification reports separately submitted to, and accepted by, FDA; submit its own report to the FDA; and successfully complete a reinspection by FDA of the company's Corporate and Taylor Street facilities.

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

Table of Contents	Part I
Item 1A. Risk Factors

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

In many of the foreign countries in which the company manufactures or markets its products, the company is subject to extensive medical device regulations that are similar to those of FDA, including those in Europe. The regulation of the company's products in Europe falls primarily within the European Economic Area, which consists of the European Union member states, as well as Iceland, Liechtenstein and Norway. Only medical devices that comply with certain conformity requirements of the Medical Device Directive ("MDD") are allowed to be marketed within the European Economic Area. The company's products will be required to comply with the European Medical Device Regulation ("MDR"), for class I products by May 2020, and for class II products by the expiring of their current MDD certification which will begin to expire in 2022. Products that fail to be certified with the MDR may not be marketed or sold in the European Union. In addition, the national health or social security organizations of certain foreign countries, including those outside Europe, require the company's products to be qualified before they can be marketed in those countries. Failure to receive, or delays in the receipt of, relevant foreign qualifications in the European Economic Area or other foreign countries could have a material adverse effect on the company's business.

The impact of the United Kingdom ("UK") exiting the European Union (the "EU") known as "Brexit" may adversely affect the company's business, results of operations and/or financial condition.

The UK exited the European Union on January 31, 2020 and started a 11-month transition plan. During the transition, the UK effectively remains in the EU's customs union and single market and continues to obey EU rules; however, it is no longer part of the EU political institutions. The company markets all of its main products in the UK, has contracts with the U.K. government and manufactures mattresses, seating and upholstery products in the UK. Due to Brexit, the company will likely need to re-register products with the Medical and Healthcare Products Regulatory Agency ("MHRA") and make labeling and other changes for products delivered from the UK into the EU. Brexit poses supply chain risks as the company will need to make various changes, including changes to transportation documentation. Brexit may increase the company's foreign exchange risk should the exchange rates between the British Pound and other currencies such as the U.S. Dollar and Euro materially change. The company will work to mitigate any and all such risks associated with Brexit but there is no assurance that its efforts will be entirely successful. If the company's mitigation efforts are not sufficient, the company's financial results could be adversely affected.

Part I	Table of Contents
Item 1A. Risk Factors

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

Table of Contents	Part I
Item 1A. Risk Factors

The company also has an agreement with De Lage Landen, Inc. (“DLL”), a third-party financing company, to provide financing to the company's U.S. customers. Either party could terminate this agreement with 180 days' notice or 90 days' notice by DLL upon the occurrence of certain events. Should this agreement be terminated, the company's borrowing needs under the credit agreement could increase.

The company's leverage and debt obligations could adversely affect its financial condition, limit its ability to raise additional capital to fund its operations, impact the way it operates its business and prevent it from fulfilling its debt service obligations.

The company has significant outstanding indebtedness. As of December 31, 2019, the company had outstanding $61,091,000 aggregate principal amount of 5.00% Convertible Senior Notes that mature in February 2021 (the “2021 Notes”), $120,000,000 aggregate principal amount of 4.50% Convertible Senior Notes that mature in June 2022 (the “2022 Notes”) and $72,909,000 aggregate principal amount of 5.00% Convertible Senior Notes that mature in November 2024 (the “2024 Notes”) and was party to an Amended and Restated Credit Agreement providing for asset-based lending senior secured revolving credit facilities which mature in January 2021.

The company's indebtedness could have important negative consequences, including:

•	reduced availability of cash for the company's operations and other business activities after satisfying interest payments and other requirements under the terms of its debt instruments;

•	less flexibility to plan for or react to competitive challenges, and suffer a competitive disadvantage relative to competitors that do not have as much indebtedness;

•	difficulty in obtaining additional financing in the future;

•	inability to comply with covenants in, and potential for default under, the company's debt instruments; and

•	challenges to refinancing any of the company's debt.

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

See Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

The company may not be able to repay or refinance the 2021 Notes, 2022 Notes or 2024 Notes, and the issuance of common shares upon conversion of the 2021, 2022 or 2024 Notes could cause dilution to the company's existing shareholders.

As of December 31, 2019, the company had outstanding $61,091,000, $120,000,000 and $72,909,000 aggregate principal amount of its 2021 Notes, 2022 Notes and its 2024 Notes, respectively. Prior to the close of business on the business day immediately preceding August 15, 2020 (with respect to the 2021 Notes) and prior to the close of business on the business day immediately preceding December 1, 2021 (with respect to the 2022 Notes) and prior to the close of business on the business day preceding May 15, 2024 (with respect to the 2024 Notes), the notes will be convertible only upon satisfaction of certain conditions. Holders may convert their 2021 Notes at their option at any time after August 15, 2020 until the close of business on the second scheduled trading day immediately prior to February 15, 2021, holders may convert their 2022 Notes at their option at any time after December 1, 2021 until the close of business on the second scheduled trading day immediately preceding June 1, 2022 and holders may convert their 2024 Notes at their option at any time after May 15, 2024 until the close of business on the second scheduled trading day immediately preceding November 15, 2024.

Any use of cash upon conversion or maturity of the notes could adversely affect the company’s liquidity, and the company may not have enough available cash or be able to obtain financing at the time it is required to pay cash in settlement of notes being converted or maturing. Furthermore, the company may seek to refinance the 2021 Notes, the 2022 Notes and/or the 2024 Notes prior to maturity, and there is no assurance that the company will be able to do so on attractive terms or at all.

Part I	Table of Contents
Item 1A. Risk Factors

The company may settle conversions of the notes by paying or delivering, as the case may be, cash, common shares, or a combination of cash and common shares, at the company's election. If any such conversions occur and the company has authority, and so elects, to settle some or all of the converted notes in common shares, the number of shares issued could be significant and such an issuance could cause dilution to the interests of the existing shareholders.

The company's 2021 Notes, 2022 Notes and 2024 Notes have certain fundamental change and conditional conversion features which, if triggered, may adversely affect the company's financial condition.

If a fundamental change occurs under the company's 2021 Notes, 2022 Notes or its 2024 Notes, the holders of the notes may require the company to purchase for cash any or all of the notes. However, there can be no assurance that the company will have sufficient funds at the time of the fundamental change to purchase all of the notes delivered for purchase, and it may not be able to arrange necessary financing on acceptable terms, if at all. Likewise, if one of the conversion contingencies of the notes is triggered, holders of notes will be entitled to convert the notes at any time during specified periods. If the company desires to settle any portion of any converted notes through the payment of cash, there can be no assurance that it will have sufficient funds to purchase all of the notes delivered for purchase, and the company may not be able to arrange necessary financing on acceptable terms, if at all. If the company elects to settle any converted notes through the issuance of common shares, it would have a dilutive effect on shareholders’ interests.

If a fundamental change occurs under the company's 2021 Notes or 2022 Notes, the company may have to settle the open convertible note warrant transactions with the respective counterparties, which may require the company to issue common shares to the counterparty, which would have a dilutive effect on shareholders’ interests, or to make cash payments to the counterparty, and there can be no assurance that the company will have sufficient funds to do so.

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

The company purchases raw materials, fabricated components, some finished goods and services from a variety of suppliers. Raw materials such as plastics, steel and aluminum are considered key raw materials. Where appropriate, the company employs contracts with its suppliers, both domestic and international. From time to time, however, the prices, availability, or quality of these materials fluctuate due to global market demands, import duties and tariffs, delays or interruptions in production or delivery, including events such as the coronavirus outbreak, or economic conditions, which could impair the company's ability to procure necessary materials or increase the cost of these materials. Inflationary and other increases in costs of these materials have occurred in the past and may recur from time to time. In addition, freight costs associated with shipping and receiving product and sales are impacted by fluctuations in the cost of oil and gas. A reduction in the supply or increase in the cost or change in quality of those materials could impact the company's ability to manufacture its products and could increase the cost of production, which could negatively impact the company's revenues and profitability. For example, the tariffs on steel and aluminum on a wide range of products and components imported from China imposed by the U.S. as well as material cost increases imposed by domestic suppliers influenced by the tariffs, have had, and may continue to have, a significant adverse effect on the company's cost of product. The company is attempting to mitigate the adverse impacts of these tariffs, through identifying long-term alternative supply chain opportunities and other actions. The company's actions to date have greatly reduced the impact of tariffs. However, if the company is unsuccessful in mitigating the impact of tariffs in the future, its revenues, profitability and results of operations may continue to be adversely affected.

The company's ability to manage an effective supply chain is a key success factor.

The company needs to manage its supply chain efficiently from sourcing to manufacturing and distribution. Successful supply chain management is based on building strong supplier relationships, built on conforming, quality products delivered on-time and at a fair price and operating efficiency. Cost reduction efforts depend on the company's execution of global and regional product platforms that create leverage in sourcing. If the company's supply chain management or cost reduction optimization efforts are ineffective, or if the supply chain is adversely effected by disruption due to shortages, trade barriers or other factors, such as the coronavirus pandemic, the company's revenues and profitability can be negatively impacted.

Table of Contents	Part I
Item 1A. Risk Factors

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

Part I	Table of Contents
Item 1A. Risk Factors

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

The company's products may be subject to recalls, which could be costly and harm the company's reputation and business.

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

The company's research and development and manufacturing processes are subject to federal, state and local requirements.

The company's research and development and manufacturing processes are subject to federal, state and local requirements, including requirements governing the discharge of pollutants into the air or water, the use, handling, storage and disposal of hazardous substances and the responsibility to investigate and clean up contaminated sites. Under some of these laws, the company also could be held responsible for costs relating to any contamination at the company's past or present facilities and at third-party waste disposal sites. These could include costs relating to contamination that did not result from any violation of law and, in some circumstances, contamination that the company did not cause. The company may incur significant expenses relating to the failure to comply with environmental laws. The enactment of stricter laws or regulations, the stricter interpretation of existing laws and regulations or the requirement to undertake the investigation or remediation of currently unknown environmental contamination at the company's own or third-party sites may require the company to make additional expenditures, which could be material.

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

Table of Contents	Part I
Item 1A. Risk Factors

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

Currency exchange rates are subject to fluctuation due to, among other things, changes in local, regional or global economic conditions, the imposition of currency exchange restrictions and unexpected changes in regulatory or taxation environments. The predominant currency used by the company's subsidiaries outside the U.S. to transact business is the functional currency used for each subsidiary. Through the company's international operations, the company is exposed to foreign currency fluctuations, and changes in exchange rates can have a significant impact on net sales and elements of cost. The company conducts a significant number of transactions in currencies other than the U.S. dollar. In addition, because certain of the company's costs and revenues are denominated in other currencies, such as those from its European operations, the company's results of operations are exposed to foreign exchange rate fluctuations as the financial results of those operations are translated from local currency into U.S. dollars upon consolidation. For example, in prior

Part I	Table of Contents
Item 1A. Risk Factors

years, the devaluation of the Euro had a negative impact on the translation of company's European segment net income into U.S. dollars, and the foreign currency impact of the Brexit referendum in the U.K. had a negative impact on acquisition of dollar and Euro denominated goods in the U.K. If other countries also exit the European Union, similar negative impacts may result.

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

Table of Contents	Part I
Item 1A. Risk Factors

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

Item 1B.    Unresolved Staff Comments.

None.

Part I	Table of Contents
Item 2. Properties

Item 2.        Properties.

The company owns or leases its manufacturing facilities, warehouses and offices and believes that these facilities are well maintained, adequately insured and suitable for their present and intended uses. Information concerning certain leased facilities of the company as of December 31, 2019 is set forth in Leases and Commitments in the Notes to the Consolidated Financial Statements of the company included in this report. The company's corporate headquarters is in Elyria, Ohio and a summary of the company's materially important properties by segment is as follows:

	Owned		Leased
	Number	Square Feet	Number	Square Feet
Manufacturing Facilities
Europe	3	349,612	6	513,601
North America	1	152,256	10	481,656
	4	501,868	16	995,257

Warehouse and Office Facilities
Europe	2	37,674	45	412,183
North America	—	—	9	319,486
All Other (Asia Pacific)	—	—	5	104,728
	2	37,674	59	836,397

Table of Contents	Part I
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

Item 4.        Mine Safety Disclosures.
None.

Part I	Table of Contents
Executive Officers of the Registrant

Information about our Executive Officers*

The following table sets forth the names of the executive officers of the company, each of whom serves at the pleasure of the Board of Directors, as well as certain other information.

Name	Age	Position
Matthew E. Monaghan	52	Chairman, President and Chief Executive Officer
Kathleen P. Leneghan	56	Senior Vice President and Chief Financial Officer
Anthony C. LaPlaca	61	Senior Vice President, General Counsel and Secretary
Ralf A. Ledda	52	Senior Vice President and General Manager, Europe, Middle East & Africa
Darcie L. Karol	53	Senior Vice President, Human Resources
 _______________________

*	The description of executive officers is included pursuant to the instructions to Item 401 of Regulation S-K.

Matthew E. Monaghan was appointed the company’s President and Chief Executive Officer in April 2015 and was elected Chairman of the Board in May 2015. Prior to joining Invacare, Mr. Monaghan served as a business unit leader at Zimmer Holdings (now Zimmer Biomet NYSE: ZBH), a major orthopedic implant company, serving first as Vice President and General Manager of the company’s Global Hips business (December 2009 to January 2014) and later as Senior Vice President of Hips and Reconstructive Research (January 2014 until joining Invacare). While at Zimmer, Mr. Monaghan was responsible for the Hip Division’s new product development, engineering, marketing, clinical studies, quality, regulatory affairs and results of the shared sales and supply chain functions. Later, those responsibilities also included directing global research for various areas of material, process and product innovation. Prior to joining Zimmer in 2009, Mr. Monaghan spent eight years as an operating executive for two leading private equity firms, Texas Pacific Group (TPG) and Cerberus Capital Management, where he led acquisitions and operational improvements of portfolio companies, which included the carve-out from Baxter Healthcare of a global medical business, making significant improvements at a U.S. personal insurance business and as COO of a consumer durable goods business spun off from Newell-Rubbermaid. For the first 13 years of his career, Mr. Monaghan held various engineering, financial and management positions at General Electric (NYSE:GE). Since November 2016, Mr. Monaghan has served as a director of Syneos Health (NASDAQ:SYNH), formerly known as INC Research (NASDAQ: INCR), a contract research and contract commercial organization serving the needs of biopharmaceutical clients.

Kathleen P. Leneghan was appointed as the Senior Vice President and Chief Financial Officer of Invacare Corporation in February 2018, after serving as interim Chief Financial Officer of the company since November 2017. She served as Vice President and Corporate Controller of the company since 2003. Ms. Leneghan has been employed by the company for 28 years, serving in various financial roles in North America and Europe. Prior to joining the company, Ms. Leneghan was an audit manager with Ernst & Young LLP.

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

Darcie L. Karol was appointed Senior Vice President, Human Resources in June 2018. Prior to joining the company, Ms. Karol worked at the Valspar Corporation, a global paint and coatings company acquired by Sherwin-Williams in June 2017. Ms. Karol served as Valspar’s Vice President of Human Resources - Global Coatings from January 2014 until August 2017, and prior to that was Valspar’s Human Resources Director for the Asia Region from July 2011 until September 2013. Prior to Valspar, Ms. Karol held Human Resources roles of increasing responsibility at General Mills, Inc., a global consumer packaged goods company.

Table of Contents	Part II
Items 5 - 6

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Invacare's Common Shares, without par value, trade on the New York Stock Exchange (NYSE) under the symbol “IVC.” Ownership of the company's Class B Common Shares (which are not listed on the NYSE or any other established trading market) cannot be transferred, except, in general, to family members without first being converted into Common Shares. Class B Common Shares may be converted into Common Shares at any time on a share-for-share basis. The number of record holders of the company Common Shares and Class B Common Shares at March 4, 2020 was 1,912 and 16, respectively.

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

	12/14	12/15	12/16	12/17	12/18	12/19
Invacare Corporation	$100.00	$104.05	$78.40	$101.51	$25.98	$54.98
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
Russell 2000	100.00	95.59	115.95	132.94	118.30	148.89
S&P Healthcare Equipment & Supplies	100.00	107.57	116.14	152.94	175.13	225.62
Copyright© 2020 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2020 Russell Investment Group. All rights reserved.

The graph assumes $100 invested on December 31, 2014 in the Common Shares of Invacare Corporation, S&P 500 Index, Russell 2000 Index and the S&P Healthcare Equipment & Supplies Index, including reinvestment of dividends, through December 31, 2019.

Part II	Table of Contents
Items 5 - 6

The following table presents information with respect to repurchases of Common Shares made by the company during the three months ended December 31, 2019.

Period			Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
10/1/2019	-	10/31/19	—	$ __	—	2,453,978
11/1/2019	-	11/30/19	3,387	10.02	—	2,453,978
12/1/2019	-	12/31/19	—	—	—	2,453,978
Total			3,387	$10.02	—	2,453,978
________________________

(1)
All 3,387 shares repurchased between October 1, 2019 and December 31, 2019 were surrendered to the company by employees for minimum tax withholding purposes in conjunction with the vesting of restricted shares awarded to the employees or exercise of non-qualified options under the company's equity compensation plans.

(2)
In 2001, the Board of Directors authorized the company to purchase up to 2,000,000 Common Shares, excluding any shares acquired from employees or directors as a result of the exercise of options or vesting of restricted shares pursuant to the company's performance plans. The Board of Directors reaffirmed its authorization of this repurchase program on November 5, 2010, and on August 17, 2011 authorized an additional 2,046,500 shares for repurchase under the plan. To date, the company has purchased 1,592,522 shares under this program, with authorization remaining to purchase 2,453,978 shares. The company purchased no shares pursuant to this Board authorized program during 2019.

The equity compensation plan information required under Item 201(d) of Regulation S-K is incorporated by reference to the information under the caption "Equity Compensation Plan Information" in the company's definitive Proxy Statement on Schedule 14A for the 2020 Annual Meeting of Shareholders.

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

Item 6.        Selected Financial Data.

The selected consolidated financial data set forth below with respect to the company's consolidated statements of comprehensive income (loss), cash flows and shareholders' equity for the fiscal years ended December 31, 2019, 2018 and 2017, and the consolidated balance sheets as of December 31, 2019 and 2018 are derived from the Consolidated Financial Statements included elsewhere in this Form 10-K. The consolidated statements of comprehensive income (loss), cash flows and shareholders' equity data for the fiscal years ended December 31, 2016 and 2015 and consolidated balance sheet data for the fiscal years ended December 31, 2017, 2016 and 2015 are derived from the company's previously filed Consolidated Financial Statements or as adjusted to reflect the impact of discontinued operations.

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

Table of Contents	Part II
Items 5 - 6

	2019 *	2018 **	2017 ***	2016 ****	2015 *****
	(In thousands, except per share and ratio data)
Earnings (Loss)
Net sales from continuing operations	$927,964	$972,347	$966,497	$1,047,474	$1,142,338

Loss from continuing operations	(53,327)	(43,922)	(76,541)	(42,856)	(26,450)
Net earnings from discontinued operations	—	—	—	—	260
Net Loss	(53,327)	(43,922)	(76,541)	(42,856)	(26,190)

Net Earnings (Loss) per Share—Basic:
Net loss from continuing operations	(1.59)	(1.33)	(2.34)	(1.32)	(0.82)
Net earnings from discontinued operations	—	—	—	—	0.01
Net Loss per Share—Basic	(1.59)	(1.33)	(2.34)	(1.32)	(0.81)

Net Earnings (Loss) per Share—Assuming Dilution:
Net loss from continuing operations	(1.59)	(1.33)	(2.34)	(1.32)	(0.82)
Net earnings from discontinued operations	—	—	—	—	0.01
Net Loss per Share—Assuming Dilution	(1.59)	(1.33)	(2.34)	(1.32)	(0.81)

Dividends per Common Share	0.05	0.05	0.05	0.05	0.05
Dividends per Class B Common Share	—	0.02273	0.04545	0.04545	0.04545

Balance Sheet
Current Assets	$355,877	$397,410	$456,914	$409,072	$362,299
Total Assets	852,126	885,855	1,066,033	903,743	838,143
Current Liabilities	218,657	198,208	218,064	220,861	247,644
Working Capital	137,220	199,202	238,850	188,211	114,655
Long-Term Debt	258,004	253,535	241,405	146,088	45,092
Other Long-Term Obligations	66,949	74,965	183,270	114,407	82,589
Shareholders' Equity	308,516	359,147	423,294	422,387	462,818

Other Data
Research and Development Expenditures	$15,836	$17,377	$17,796	$17,123	$18,677
Capital Expenditures	10,874	9,823	14,569	10,151	7,522
Depreciation and Amortization	15,563	15,556	14,631	14,635	18,204

Key Ratios
Return on Sales % from continuing operations	(5.7)	(4.5)	(7.9)	(4.1)	(2.3)
Return on Average Assets %	(6.1)	(4.5)	(7.8)	(4.9)	(2.9)
Return on Beginning Shareholders' Equity %	(14.8)	(10.4)	(18.1)	(9.3)	(4.6)
Current Ratio	1.6:1	2.0:1	2.1:1	1.9:1	1.5:1
Debt-to-Equity Ratio	0.87:1	0.71:1	0.58:1	0.38:1	0.10:1

Part II	Table of Contents
Items 5 - 6

________________________

*
Reflects charges related to restructuring from continuing operations of $11,829,000 ($9,003,000 after-tax expense or $0.27 per share assuming dilution), loss on debt extinguishment including debt finance charges and fees of $6,165,000 ($6,165,000 after-tax expense or $0.18 per share assuming dilution), net gains on convertible debt derivatives of $1,197,000 ($1,197,000 after-tax income or $0.04 per share assuming dilution) and an intangible asset impairment of $587,000 ($435,000 after-tax expense or $0.01 per share assuming dilution).

**
Reflects charges related to restructuring from continuing operations of $3,481,000 ($3,249,000 after-tax expense or $0.10 per share assuming dilution), net loss on convertible debt derivatives of $11,994,000 ($11,994,000 after-tax income or $0.36 per share assuming dilution), an intangible asset impairment of $583,000 ($431,000 after-tax expense or $0.01 per share assuming dilution) and a non-cash tax benefit of $2,023,000 ($0.06 per share assuming dilution) related to U.S. tax reform legislation.

***
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

****
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

*****
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

Table of Contents	Part II
Management Discussion & Analysis - Overview

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW
Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes that appear elsewhere in this Annual Report on Form 10-K.

In the first quarter of 2019, the company reassessed the alignment of its reporting segments and combined the North America/Home Medical Equipment (NA/HME) and Institutional Products Group (IPG) segments into a single operating segment, referred to as North America. The company believes that this change will better reflect how the company manages the business, allocates resources and assesses performance of the businesses contained in the North America segment. Additionally, the company reassessed the activity of the businesses in its former Asia Pacific segment and began reporting the Asia Pacific businesses as part of the All Other segment, since those businesses, individually and collectively, are not large enough relative to the company's overall business to merit disclosure as a separate reporting segment. The company believes that these changes provide improved transparency of the company’s business results to its shareholders, and are better aligned with how the company manages its businesses. Segment results for 2018 have been reclassified to reflect the realignment of the company’s reporting segments and be comparable to the segment results for 2019.

Invacare is a multi-national company with integrated capabilities to design, manufacture and distribute durable medical devices. The company makes products that help people move, breathe, rest and perform essential hygiene, and with those products the company supports people with congenital, acquired and degenerative conditions. The company's products and solutions are important parts of care for people with a range of challenges, from those who are active and involved in work or school each day and may need additional mobility or respiratory support, to those who are cared for in residential care settings, at home and in rehabilitation centers. The company operates in facilities in North America, Europe and Asia Pacific, which are the result of dozens of acquisitions made over the company's forty-year history. Some of these acquisitions have been combined into integrated operating units, while others have remained relatively independent.
Strategy

The company had a strategy to be a leading provider of durable medical equipment to health care providers in global markets by providing the broadest portfolio available. This strategy has not kept pace with certain reimbursement changes, competitive dynamics and company-specific challenges. Since 2015, the company has made a major shift in its strategy. The company has since been aligning its resources to produce products and solutions that assist customers and end-users with their most clinically complex needs. By focusing the company's efforts to provide the best possible assistance and outcomes to the people and caregivers who use its products, the company aims to improve its financial condition for sustainable profit and growth. To execute this transformation, the company is undertaking a substantial multi-year transformation plan.

Transformation

The company continues to execute a multi-year transformation to return the company to profitability by focusing its resources on products and solutions that provide greater healthcare value in clinically complex rehabilitation and post-acute care.

2019 was a year of tremendous progress in the company's transformation, despite some external challenges in North America. The company reinvigorated its innovation pipeline with the launch of new products in the mobility and seating, lifestyles and respiratory product categories. These new products offer compelling clinical solutions that benefit customers and end-users. At the same time, the company eliminated some legacy products which no longer met the minimum threshold that aligns with its long-term financial goals. The company also took actions to optimize and resize its infrastructure, as reflected in expanded gross margins and a significant reduction of SG&A expense.

In 2019, Europe delivered solid performance with continued growth in constant currency net sales and improved operating income. In North America, sales growth in mobility and seating products were more than offset by declines in sales of respiratory products. Sales of respiratory products were negatively impacted by changes in NCB reimbursement effective January 1, 2019, and also by the company's strategic decision to balance sales volume growth with optimizing profitability. Asia Pacific, which is reported in the All Other segment, was impacted by payor process changes which temporarily affected funding availability in New Zealand.

The introduction of U.S. tariffs on imported goods primarily from China increased cost of goods sold and influenced cost increases of other domestically sourced materials and components. The company believes it has mitigated a substantial majority of the impact of tariffs and continues to actively implement additional mitigation efforts for the remaining exposure.

Free cash flow usage for 2019 improved significantly from 2018 due to stronger operating results and reduced working capital.

Part II	Table of Contents
Management Discussion & Analysis - Overview

The company's transformation and growth plan balances innovative organic growth, product portfolio changes across all regions, and cost improvements in supply chain and administrative functions. Key elements of the enhanced transformation and growth plan are:

•	Globally, continue to drive all business segments and product lines based on their potential to achieve a leading market position and to support profitability goals;

•	In Europe, leverage centralized innovation and supply chain capabilities while reducing the cost and complexity of a legacy infrastructure;

•	In North America, adjust the portfolio to consistently grow profitability amid cost increases by adding new products, reducing costs and continuing to improve customers' experience;

•	In Asia Pacific, remain focused on sustainable growth and expansion in the southeast Asia region; and

•	Take actions globally to reduce working capital and improve free cash flow.

During 2019, the company took various steps to streamline its business operations to reduce costs and to increase competitiveness, including:

•	Significantly reduced constant currency SG&A;

•	Substantially mitigated the majority of tariffs which impacted North America;

•	Completed the transfer of manual wheelchair production to France;

•	Announced the consolidation of two German facilities by the end of 2020 and;

•	Engaged in strategic long-term program to modernize IT infrastructure at no incremental in-period expense.

The company made great progress in 2019 and there is more work to be done in 2020. The company intends to continue to make significant investments in its transformation, reduce sales in certain areas, refocus resources away from less accretive activities, and look at its global infrastructure for opportunities to drive efficiency with a focus on improving profitability and cash flow generation. As part of the company’s efforts to streamline its operations and focus its resources on core product lines that provide the greatest value and financial returns, the company continuously evaluates opportunities and activities, including potential divestitures, which it considers from time to time, particularly if they involve businesses or assets outside of the company’s primary areas of focus.

For 2020, the company anticipates net sales growth in all segments and product categories, as well as margin expansion as a result of cost improvement actions. These actions are expected to contribute to improved earnings in 2020. As a result, the company expects to grow constant currency sales by 2-4% with 1Q20 sales flat to prior year.

The company anticipates positive free cash flow generation for the fiscal year 2020 as compared to free cash flow usage in 2019 driven by improvements in segment operating results and reduced working capital. It further assumes that these benefits will be partially offset by higher capital expenditures, including investment in demonstration units, and cash needed to fund restructuring actions. The company has historically generated negative free cash flow during the first half of the year. This pattern is expected to continue due to the timing of annual one-time payments such as customer rebates and employee bonuses earned during the prior year, and higher working capital usage from seasonal inventory increases. The absence of these payments and somewhat seasonally stronger sales in the second half of the year typically result in more favorable free cash flow in the second half of the year. The company expects spending on capital expenditures of approximately $25,000,000 in 2020.

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

Table of Contents	Part II
MD&A - Results of Operations

RESULTS OF OPERATIONS

Reclassifications & Other Changes- In the first quarter of 2019, the company reassessed the alignment of its reporting segments and combined the North America/Home Medical Equipment (NA/HME) and Institutional Products Group (IPG) segments into a single operating segment, referred to as North America. This change better reflects how the company manages, allocates resources and assesses performance of the businesses contained in the North America segment. Additionally, the company reassessed the activity of the businesses in its former Asia Pacific segment and began reporting the Asia Pacific businesses as part of the All Other segment, since those businesses, individually and collectively, are not large enough relative to the company's overall business to merit disclosure as a separate reporting segment. The company believes that these changes provide improved transparency of the company’s business results to its shareholders, and are better aligned with how the company manages its businesses. Segment results for 2018 and 2017 have been reclassified to reflect the realignment of the company’s reporting segments and be comparable to the segment results for 2019.

Part II	Table of Contents
MD&A - Net Sales

NET SALES

2019 Versus 2018

($ in thousands USD)	2019	2018	% Change Fav/(Unfav)	Foreign Exchange % Impact	Constant Currency % Change Fav/(Unfav)
Europe	533,048	558,518	(4.6)	(5.8)	1.2
North America	348,201	364,590	(4.5)	(0.2)	(4.3)
All Other (Asia Pacific)	46,715	49,239	(5.1)	(5.5)	0.4
Consolidated	927,964	972,347	(4.6)	(3.7)	(0.9)

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

Consolidated net sales for 2019 decreased 4.6% for the year, to $927,964,000 from $972,347,000 in 2018. Foreign currency translation decreased net sales by 3.7 percentage points. Constant currency net sales decreased 0.9% compared to 2018 as a decline in respiratory products of $19,249,000, or 20.7%, was only partially offset by increases in mobility and seating products of $10,211,000.

Europe - European net sales decreased 4.6% in 2019 compared to 2018 to $533,048,000 from $558,518,000 as foreign currency translation decreased net sales by 5.8 percentage points. Constant currency net sales increased 1.2% compared to 2018 driven by a 4.4% increase in sales of mobility and seating products. Changes in exchange rates have had, and may continue to have, a significant impact on sales in this segment.

North America - North America net sales decreased 4.5% in 2019 versus the prior year to $348,201,000 from $364,590,000 as foreign currency translation decreased net sales by 0.2% percentage points. Constant currency net sales decreased as net sales growth in mobility and seating and lifestyles was completely offset by a $15,925,000 decrease in respiratory net sales.

All Other - Net sales, which relate entirely to the Asia Pacific region decreased 5.1% in 2019 from the prior year to $46,715,000 from $49,239,000. Foreign currency translation decreased net sales by 5.5 percentage points. Constant currency net sales increased 0.4% compared to 2018 as net sales increases in lifestyle products were largely offset by declines in sale of mobility and seating products. The second half 2019 sales growth was impacted by payor process changes which temporarily affecting funding availability in New Zealand. Changes in exchange rates, particularly with the euro and U.S. dollar, have had, and may continue to have, a significant impact on sales in this segment.

Table of Contents	Part II
MD&A - Net Sales

The following tables provide net sales at reported rates for the quarters ended December 31, September 30, June 30, and March 31, 2019, respectively, and net sales for the quarters ended December 31, September 30 and June 30, 2019, respectively, as translated at the foreign exchange rates for the quarter ended March 31, 2019 with each then compared to each other (constant currency sequential net sales) (in thousands).

	Q4 19 at Reported Foreign Exchange Rates	Foreign Exchange Translation Impact	Q4 19 at Q1 19 Foreign Exchange Rates	Q3 19 at Q1 19 Foreign Exchange Rates	Sequential Growth $	Sequential Growth %
Europe	$136,842	$4,577	$141,419	$140,155	$1,264	0.9%
North America	85,286	(52)	85,234	87,062	(1,828)	(2.1)
All Other (Asia Pacific)	10,785	485	11,270	11,795	(525)	(4.5)
Consolidated	$232,913	$5,010	$237,923	$239,012	$(1,089)	(0.5)%

	Q3 19 at Reported Foreign Exchange Rates	Foreign Exchange Translation Impact	Q3 19 at Q1 19 Foreign Exchange Rates	Q2 19 at Q1 19 Foreign Exchange Rates	Sequential Growth $	Sequential Growth %
Europe	$137,371	$2,784	$140,155	$135,385	$4,770	3.5%
North America	87,118	(56)	87,062	89,610	(2,548)	(2.8)
All Other (Asia Pacific)	11,285	510	11,795	12,604	(809)	(6.4)
Consolidated	$235,774	$3,238	$239,012	$237,599	$1,413	0.6%

	Q2 19 at Reported Foreign Exchange Rates	Foreign Exchange Translation Impact	Q2 19 at Q1 19 Foreign Exchange Rates	Q1 19 at Q1 19 Foreign Exchange Rates	Sequential Growth $	Sequential Growth %
Europe	$133,991	$1,394	$135,385	$124,844	$10,541	8.4%
North America	89,553	57	89,610	86,243	3,367	3.9
All Other (Asia Pacific)	12,314	290	12,604	12,332	272	2.2
Consolidated	$235,858	$1,741	$237,599	$223,419	$14,180	6.3%

Part II	Table of Contents
MD&A - Net Sales

The net sales amounts in the above table are converted at Q1 2019 foreign exchange rates so that the sequential change in net sales can be shown, excluding the impact of changes in foreign currency exchange rates.

Sequential sales for North America mobility and seating products continued to improve in 2019; however, these improvements were more than offset by sequential declines in other products, particularly respiratory products.

Sequentially, net sales for Europe showed improvement throughout 2019 driven by sales of lifestyle and mobility and seating products while sequential sales for All Other declined as Asia Pacific net sales were negatively impacted by government reimbursement issues in New Zealand.

Table of Contents	Part II
MD&A - Net Sales

The company realized a favorable impact from sales mix in 2019 as mobility and seating products, which comprise most of the company's clinically complex product portfolio, continued to grow to a larger portion of overall sales. This favorable net sales mix shift is the result of the company's continued transformation and focus on shifting and narrowing the product portfolio and alignment of resources to focus on clinically complex solutions. Sales of lifestyle products also improved. However, respiratory product sales declined significantly, in part due to the company's strategic decision to optimize profitability in this product category.

2018 Versus 2017

($ in thousands USD)	2018	2017	Reported % Change	Foreign Exchange % Impact	Constant Currency % Change
Europe	558,518	535,326	4.3	4.5	(0.2)
North America	364,590	380,290	(4.1)	0.1	(4.1)
All Other (Asia Pacific)	49,239	50,881	(3.2)	(2.1)	(1.1)
Consolidated	972,347	966,497	0.6	2.4	(1.8)

Consolidated net sales for 2018 increased 0.6% for the year, to $972,347,000 from $966,497,000 in 2017. Foreign currency translation increased net sales by 2.4 percentage points. Constant currency net sales decreased 1.8% compared to 2017. Reported net sales for mobility and seating products increased 10.6% globally and 8.5% for North America. Europe constant currency net sales for the year declined 0.2%, as the company strategically reduced sales of less profitable products. Constant currency net sales declined in North America due to declines in sales of respiratory and lifestyle products impacted by reimbursement changes.

Europe - European net sales increased 4.3% in 2018 compared to 2017 to $558,518,000 from $535,326,000 as foreign currency translation increased net sales by 4.5 percentage points. Constant currency net sales decreased 0.2% compared to 2017 as the company strategically reduced sales of less profitable products.

North America - North America net sales decreased 4.1% in 2018 versus the prior year to $364,590,000 from $380,290,000 with foreign currency translation having no material impact on net sales. Net sales decreased compared to the prior year due to declines in sales of respiratory and lifestyle products impacted by reimbursement changes. These declines were partially offset by constant currency net sales growth of 8.0% in North America mobility and seating products.

All Other - Asia Pacific net sales decreased 3.2% in 2018 from the prior year to $49,239,000 from $50,881,000. Foreign currency translation decreased net sales by 2.1 percentage points. Constant currency net sales decreased 1.1% compared to 2017 due to net sales increases in mobility and seating products.

Part II	Table of Contents
MD&A - Gross Profit

GROSS PROFIT

2019 Versus 2018
Consolidated gross profit as a percentage of net sales was 28.2% in 2019 as compared to 27.5% in 2018. Gross profit as a percentage of net sales for 2019 increased by 70 basis points as compared to 2018. The gross margin improvement reflects the effective mitigation of the previously estimated approximately $5,000,000 annual negative impact of tariffs, to an actual negative impact of less than $2,000,000, as well as lower material and freight costs. Gross profit as a percentage of net sales improved significantly for North America while Europe margins were flat and All Other declined. Gross profit dollars decreased due to lower net sales and unfavorable foreign currency translation which negatively impacted consolidated gross profit by $10,742,000 in 2019.

Europe - Gross profit as a percentage of net sales was unchanged in 2019 compared to the prior year and gross margin dollars decreased by $7,913,000. The decrease in margin dollars was principally due to unfavorable foreign currency and unfavorable sales mix.

North America - Gross profit as a percentage of net sales increased by 200 basis points in 2019 from the prior year while gross margin dollars increased by $3,811,000. The increase in gross profit dollars was primarily due to favorable material costs, improved product mix and also lower freight and warranty costs. The favorable material costs were partially due to mitigating the negative impact of tariffs, which were reduced to a combined negative impact of less than $2,000,000.

All Other - Gross profit, which primarily relates to the company's Asia Pacific businesses decreased 60 basis points in 2019 from the prior year and gross margin dollars decreased $1,507,000. The decrease was primarily attributable to reduced sales volumes.

Sequential gross margin as a percentage of net sales and gross margin dollars increased in 2019. Sequential gross profit as a percentage of net sales generally increased for all segments sequentially declined over the last two quarters of 2019.
During 2019, sequential gross margin dollars increased on a consolidated basis. While Europe generally improved during the year, North America improved sequentially through Q2 2019 but then declined in the second half of 2019 and All Other improved after initially declining in Q1 2019.

Table of Contents	Part II
MD&A - Gross Profit

Research and Development

The company continued to invest strategically in research and development activities in 2019. The company dedicated funds to applied research activities to ensure that new and enhanced design concepts are available to its businesses. Research and development expenditures, which are included in costs of products sold, decreased to $15,836,000 in 2019 from $17,377,000 in 2018. The expenditures, as a percentage of net sales, were 1.7% and 1.8% in 2019 and 2018, respectively.

2018 Versus 2017
Consolidated gross profit as a percentage of net sales was 27.5% in 2018 as compared to 27.9% in 2017. Gross profit as a percentage of net sales for 2018 decreased by 40 basis points as compared to 2017. The gross margin decline was principally a result of rising material costs associated with U.S. tariffs, higher freight costs incurred in North America and Europe, and unfavorable operational variances in Europe associated with production transfers. Gross profit as a percentage of net sales increased for Asia Pacific and declined for North America and slightly for Europe. Gross profit dollars increased significantly for the Europe and All Other segments but declined materially in North America principally due to lower net sales.

Europe - Gross profit as a percentage of net sales decreased 10 basis points in 2018 from the prior year and gross margin dollars increased by $6,466,000. The increase in margin dollars was principally due to favorable foreign currency partially offset by unfavorable freight, R&D and manufacturing costs.

North America - Gross profit as a percentage of net sales decreased by 220 basis points in 2018 from the prior year while gross margin dollars decreased by $12,357,000. The decrease in gross profit dollars was primarily due to net sales volume declines, unfavorable material costs and higher freight costs, partially offset by reduced warranty and R&D expenses as well as favorable operational variances. The unfavorable material and freight costs were impacted by tariffs, which had a combined negative impact of less than $2,000,000.

All Other - Gross profit as a percentage of net sales increased 460 basis points in 2018 from the prior year and gross margin dollars increased $4,316,000. The increase was primarily attributable to reduced research and development expenses and favorable manufacturing variances.

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

Part II	Table of Contents
MD&A - SG&A

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

2019 Versus 2018

($ in thousands USD)	2019	2018	Reported Change	Foreign Exchange Impact	Constant Currency Change
SG&A Expenses - $	260,061	281,906	(21,845)	(7,228)	(14,617)
SG&A Expenses - % change			(7.7)	(2.5)	(5.2)
% to net sales	28.0	29.0

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

Consolidated SG&A expenses as a percentage of net sales were 28.0% in 2019 and 29.0% in 2018. The overall dollar decrease was $21,845,000, or 7.7%, with foreign currency translation decreasing expense by $7,228,000. Excluding the impact of foreign currency translation, SG&A expenses decreased $14,617,000, or 5.2%, primarily driven by reduced employment and product liability costs partially offset by higher bonus and stock compensation expense.

Europe - European SG&A expenses decreased by 8.7%, or $11,413,000, in 2019 compared to 2018. Foreign currency translation decreased expense by approximately $6,135,000 or 4.7%. Excluding the foreign currency translation impact, SG&A expenses decreased by $5,278,000, or 4.0%, primarily attributable to lower employment costs.

North America - SG&A expenses for North America decreased 17.8%, or $21,104,000, in 2019 compared to 2018 with foreign currency translation decreasing expense by $302,000 or 0.2%. Excluding the foreign currency translation, SG&A expense decreased $20,802,000, or 17.6%, driven primarily by decreased employment, consulting and product liability costs.

All Other - SG&A expenses increased $10,672,000 in 2019 compared to 2018. Foreign currency translation decreased expense by $791,000. All Other includes SG&A related to the Asia Pacific businesses and non-allocated corporate costs. SG&A expenses related to non-allocated corporate costs for 2019 increased 61.3%, or $11,036,000, compared to 2018. The increase was driven primarily by increased employment costs, including stock compensation and bonus expense. Related to the Asia Pacific businesses, 2019 SG&A decreased 2.5%, or $364,000, compared to 2018 with foreign currency translation decreasing SG&A expenses $791,000, or 5.5%. Constant currency SG&A expenses increased $427,000, or 3.0%, primarily due to higher sales and marketing and employment costs.

Table of Contents	Part II
MD&A - SG&A

2018 Versus 2017

($ in thousands USD)	2018	2017	Reported Change	Foreign Exchange Impact	Constant Currency Change
SG&A Expenses - $	281,906	296,816	(14,910)	5,014	(19,924)
SG&A Expenses - % change			(5.0)	1.7	(6.7)
% to net sales	29.0	30.7

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

North America - SG&A expenses for North America decreased 12.5%, or $16,840,000 in 2018 compared to 2017 with foreign currency translation increasing expense by $134,000 or 0.1%. Excluding the foreign currency translation, SG&A expense decreased $16,974,000, or 12.6%, driven primarily by decreased employment costs.

All Other - SG&A expenses decreased $5,021,000 in 2018 compared to 2017. Foreign currency translation decreased expense by $301,000. All Other includes SG&A related to the Asia Pacific businesses and non-allocated corporate costs. SG&A expenses related to non-allocated corporate costs for 2018 decreased 19.0%, or $4,220,000, compared to 2017. The decrease was driven primarily by decreased employment costs. Related to the Asia Pacific businesses, 2018 SG&A decreased 5.3%, or $801,000, compared to 2017 with foreign currency translation decreasing SG&A expenses $301,000, or 2.0%. Constant currency SG&A expenses decreased $500,000, or 3.3%, lower employment costs partially offset by unfavorable foreign currency transactions.

Part II	Table of Contents
MD&A - Operating Income

OPERATING INCOME (LOSS)

				2019 vs. 2018		2018 vs. 2017
($ in thousands USD)	2019	2018	2017	$ Change	% Change	$ Change	% Change
Europe	36,174	32,673	33,160	3,501	10.7	(487)	(1.5)
North America	(7,592)	(32,506)	(36,992)	24,914	76.6	4,486	12.1
All Other	(26,576)	(14,397)	(23,733)	(12,179)	(84.6)	9,336	39.3
Charges related to restructuring	(11,829)	(3,481)	(12,274)	(8,348)	(239.8)	8,793	71.6
Impairment of an intangible asset	(587)	(583)	(320)	(4)	0.7	(263)	82.2
Consolidated Operating Loss	(10,410)	(18,294)	(40,159)	7,884	43.1	21,865	54.4

2019 Versus 2018

Consolidated operating loss decreased by $7,884,000 to a loss of $10,410,000 in 2019 from a loss of $18,294,000 in 2018 primarily due to a $21,845,000 decrease in SG&A expenses, principally attributable to lower employment costs, partially offset by an increase in restructuring costs of $8,348,000.

Europe - Operating income increased by $3,501,000 in 2019 compared to 2018 primarily related to improved gross profit and reduced SG&A expenses, driven by lower employment costs, partially offset by unfavorable foreign exchange of $3,200,000.

North America - Operating loss decreased by $24,914,000 in 2019 compared to 2018 driven primarily by lower SG&A expenses, due to decreased employment and consulting costs, as well as improved gross margin driven by cost reductions.

All Other - Operating loss increased in 2019 compared to 2018 driven by increased SG&A expense related to stock compensation and bonuses as well as a decline in operating profit for the Asia Pacific business driven by lower net sales.

Charge Related to Restructuring Activities

The company's restructuring charges were originally necessitated primarily by continued declines in Medicare and Medicaid reimbursement by the U.S. government, as well as similar healthcare reimbursement pressures abroad, which negatively affect the company's customers (e.g. home health care providers) and continued pricing pressures faced by the company due to the outsourcing by competitors to lower cost locations. Restructuring decisions were also the result of reduced profitability in each of the segments. In addition, as a result of the company's transformation strategy, additional restructuring actions were implemented in 2017 and have continued into 2019. The company expects reduced salary and benefit costs principally impacting Selling, General and Administrative expenses, and to a lesser extent, Costs of Products Sold.

Charges for the year ended December 31, 2019 totaled $11,829,000 which were related to North America ($1,617,000), Europe ($9,579,000) and All Other ($633,000). In North America, costs were incurred related to severance ($1,573,000) and lease termination costs ($44,000). The European charges were incurred related to severance ($9,356,000) and lease termination costs ($223,000). All Other charges were related to severance. Payments for the year ended December 31, 2019 were $6,484,000 and the cash payments were funded with company's cash on hand. The majority of the 2019 charges are expected to be paid out within twelve months.

Charges for the year ended December 31, 2018 totaled $3,481,000 which were related to North America ($1,359,000), Europe ($1,773,000) and All Other ($349,000). In North America, costs were incurred related to severance ($1,471,000) and lease termination reversals were recognized ($112,000). The European and All Other charges were incurred related to severance costs. Payments for the year ended December 31, 2018 were $5,804,000 and the cash payments were funded with company's cash on hand. Most of the 2018 charges have been paid out.

To date, the company's liquidity has not been materially impacted; however, the company's disclosure below in Liquidity and Capital Resources highlights risks that could negatively impact the company's liquidity. See also "Charges Related to Restructuring Activities" in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Impairment of Intangible Asset

In accordance with ASC 350, Intangibles - Goodwill and Other, the company reviews intangibles for impairment. As a result of the company's 2019 intangible review, the company recognized an intangible impairment charge in the Institutional Products Group reporting unit, which is part of the North America segment, of $587,000 ($435,000 after-tax) related to a trademark with an indefinite life. The fair value of the trademark was calculated using a relief from

Table of Contents	Part II
MD&A - Operating Income

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

North America - Operating loss decreased in 2018 compared to 2017 primarily due to reduced employment costs, warranty and R&D expense, as well as favorable operational variances, partially offset by the negative impact of net sales volume declines, unfavorable material costs and higher freight costs.

All Other - Operating loss decreased in 2018 compared to 2017 primarily related to increased constant currency net sales, favorable sales mix, reduced R&D expense, and favorable foreign exchange.

Charge Related to Restructuring Activities

Charges for the year ended December 31, 2018 totaled $3,481,000 which were related to North America ($1,359,000), Europe ($1,773,000) and All Other ($349,000). In North America, costs were incurred related to severance ($1,471,000) and lease termination reversals were recognized ($112,000). The European and All Other charges were incurred related to severance costs. Payments for the year ended December 31, 2018 were $5,804,000 and the cash payments were funded with company's cash on hand. Most of the 2018 charges have been paid out.

Charges for the year ended December 31, 2017 totaled $12,274,000 which were related to North America ($8,889,000), Europe ($1,975,000) and All Other ($1,410,000). In North America, costs were incurred related to severance ($8,162,000) and lease termination costs ($727,000). The European charges were incurred related to severance ($1,753,000) and lease termination costs ($222,000). The European and All Other charges were for severance costs. Payments for the year ended December 31, 2017 were $10,438,000 and the cash payments were funded with company's cash on hand. The 2017 charges have been paid out.

Impairment of Intangible Asset

As a result of the company's 2018 intangible review, the company recognized an intangible impairment charge in the Institutional Products Group reporting unit, which is part of the North America segment, of $583,000 ($431,000 after-tax) related to a trademark with an indefinite life. The fair value of the trademark was calculated using a relief from royalty payment methodology which requires applying an estimated market royalty rate to forecasted net sales and discounting the resulting cash flows to determine fair value.

Part II	Table of Contents
MD&A - Other Items

OTHER ITEMS

2019 Versus 2018
Net Gain (Loss) on Convertible Debt Derivatives

($ in thousands USD)	Change in Fair Value - Gain (Loss)
	2019	2018
Convertible Note Hedge Assets	9,600	(90,505)
Convertible Debt Conversion Liabilities	(8,403)	102,499
Net gain on convertible debt derivatives	1,197	11,994

The company recognized a net gain of $1,197,000 in 2019 compared to a net gain of $11,994,000 in 2018 related to the fair value of convertible debt derivatives. As a result of the company's receipt of shareholder approval authorizing the company to elect to settle future conversions of its convertible notes in common shares, 2Q19 was the last quarter for which the company could recognize gain (or loss) on the fair value of its note hedge assets and convertible debt conversion liabilities. See "Long-Term Debt" in the notes to the Consolidated Financial Statements included elsewhere in this report for more detail.
Interest

($ in thousands USD)	2019	2018	$ Change	% Change
Interest Expense	29,076	28,336	740	2.6
Interest Income	(429)	(534)	105	19.7
Interest expense and income did not materially change in 2019 compared to 2018.
Income Taxes
The company had an effective tax rate charge of 21.1% and 28.8% on losses before taxes in 2019 and 2018, respectively, compared to an expected benefit at the U.S. statutory rate of 21.0% on the pre-tax losses for each period, respectively. The company's effective tax rate in 2019 and 2018 was unfavorable compared to the U.S. federal statutory rate expected benefit, principally due to the negative impact of the company's inability to record tax benefits related to the significant losses in countries which had tax valuation allowances. The 2019 and 2018 effective tax rates were increased by certain taxes outside the United States, excluding countries with tax valuation allowances, that were at an effective rate higher than the U.S. statutory rate. The 2018 effective rate was also benefited by 5.9% as a result of the effect of indefinite intangibles and a related 2018 indefinite loss carryforward created in 2018 due to U.S. tax reform. See “Income Taxes” in the Notes to the Consolidated Financial Statements included elsewhere in this report for more detail.

2018 Versus 2017
Net Gain (Loss) on Convertible Debt Derivatives

($ in thousands USD)	Change in Fair Value - Gain (Loss)
	2018	2017
Convertible Note Hedge Assets	(90,505)	43,344
Convertible Debt Conversion Liabilities	102,499	(47,001)
Net gain on convertible debt derivatives	11,994	(3,657)

The company recognized a net gain of 11,994,000 in 2018 compared to a net loss of $3,657,000 in 2017 related to the fair value of convertible debt derivatives. See "Long-Term Debt" in the notes to the Consolidated Financial Statements included elsewhere in this report for more detail.
Interest

($ in thousands USD)	2018	2017	$ Change	% Change
Interest Expense	28,336	22,907	5,429	23.7
Interest Income	(534)	(473)	(61)	(12.9)
Interest expense increased due to the full year impact in 2018 of the convertible debt issuance in the second quarter of 2017.
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

Table of Contents	Part II
MD&A - Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES

The company continues to maintain an adequate liquidity position through its cash balances and unused bank lines of credit (see Long-Term Debt in the Notes to the Consolidated Financial Statements included in this report) as described below.

Key balances on the company's balance sheet and related metrics:

($ in thousands USD)	December 31, 2019	December 31, 2018	$ Change	% Change
Cash and cash equivalents	80,063	116,907	(36,844)	(31.5)
Working capital (1)	137,220	199,202	(61,982)	(31.1)
Total debt (2)	302,106	299,912	2,194	0.7
Long-term debt (2)	292,744	297,802	(5,058)	(1.7)
Total shareholders' equity	308,516	359,147	(50,631)	(14.1)
Credit agreement borrowing availability (3)	34,516	33,362	1,154	3.5

(1)	Current assets less current liabilities.

(2)	Long-term debt and Total debt exclude debt issuance costs recognized as a deduction from the carrying amount of debt liability and debt discounts classified as debt or equity.

(3)
Reflects the combined availability of the company's North American and European asset-based revolving credit facilities. The change is borrowing availability is due to changes in the calculated borrowing base.

The company's cash and cash equivalents were $80,063,000 and $116,907,000 at December 31, 2019 and December 31, 2018, respectively. The decrease in cash balances at December 31, 2019 compared to December 31, 2018 was primarily the result of cash utilized for normal operations, including the continued investment in our transformation strategy, as well as the repurchase of $16,000,000 in principal amount of the company’s 5.00% Convertible Senior Notes due 2021 (the “2021 Notes”) in open market transactions for an aggregate of $14,708,000 in cash during the quarter ended September 30, 2019 and the exchange of $72,909,000 in aggregate principal amount of 2021 Notes for the same aggregate principal amount of new 5.00% Convertible Senior Exchange Notes due 2024 (the “2024 Notes”) which exchange included cash paid of $6,928,000.

Debt repayments, acquisitions, divestitures, the timing of vendor payments, the timing of customer rebate payments, the granting of extended payment terms to significant national accounts and other activity can have a significant impact on the company's cash flow and borrowings outstanding such that the cash reported at the end of a given period may be materially different than cash levels during a given period. While the company has cash balances in various jurisdictions around the world, there are no material restrictions regarding the use of such cash for dividends within the company, loans or other purposes, except in China where the cash balance as of December 31, 2019 was approximately $168,000.

The company's total debt outstanding, inclusive of the debt discount related to the debentures included in equity as well as the debt discount and fees associated with the company's Convertible Senior Notes due 2021, 2022 and

2024 ("the Notes"), increased by $2,194,000 to $302,106,000 at December 31, 2019 from $299,912,000 as of December 31, 2018. As a result of implementing ASU 2016-02, "Leases as of January 1,2019, the company recorded operating lease liabilities which totaled $18,850,000 as of December 31, 2019. The increase in debt as the result of recording operating lease liabilities was partially offset by a net decrease in debt of $14,367,000 attributable to the repurchase of 2021 Notes in the third quarter of 2019.

The debt discount and fees associated with the 2021, 2022 and 2024 Notes reduced the company's reported debt balance by $34,740,000 and $44,267,000 as of December 31, 2019 and December 31, 2018, respectively. At December 31, 2019 and December 31, 2018, the company had zero borrowings outstanding under its revolving credit facility.

The company may from time to time seek to retire or purchase its convertible senior notes, in open market purchases, privately negotiated transactions or otherwise. Such purchases, if any, will depend on prevailing market conditions, the company's liquidity requirements, contractual restrictions and other factors. The amount involved in any such transactions, individually or in the aggregate, may be material.

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

Part II	Table of Contents
MD&A - Liquidity and Capital Resources

"European Credit Facility") each of which is subject to variable rates and availability based on a borrowing base formula.

As determined pursuant to the borrowing base formula for the U.S. and Canadian borrowers, the company's borrowing base including the period ending December 31, 2019 under the U.S. and Canadian Credit Facility of the Credit Agreement was approximately $41,180,000, with aggregate borrowing availability of approximately $22,603,000, taking into account the $3,000,000 minimum availability reserve, then-outstanding letters of credit, other reserves and the $6,750,000 dominion trigger amount noted below. As determined pursuant to the borrowing base formula for the European borrowers, the company's borrowing base including the period ending December 31, 2019 under the European Credit Facility of the Credit Agreement was approximately $18,288,000, with aggregate borrowing availability of approximately $11,913,000, considering the $3,000,000 minimum availability reserve and the $3,375,000 dominion trigger amount noted below. As of December 31, 2019, the combined aggregate borrowing availability under the U.S. and Canadian Credit Facility and the European Credit Facility of the Credit Agreement was $34,516,000.

As a result of entering into the Credit Agreement, the company incurred fees which were capitalized and are being amortized as interest expense through January 16, 2021 of which $809,000 are yet to be amortized as of December 31, 2019.

As of December 31, 2019, the company was in compliance with all covenant requirements under the Credit Agreement. The Credit Agreement contains customary representations, warranties and covenants including dominion triggers requiring the company to maintain borrowing capacity of not less than $6,750,000 on any given business day or $12,500,000 for five consecutive days related to the U.S. and Canadian borrowers, and $3,375,000 on any given business day or 12.5% of the maximum amount that may be drawn under the European Credit Facility for five consecutive days related to European borrowers, in order to avoid triggering full control by an agent for the lenders of the company's cash receipts for application to the company's obligations under the agreement.

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

Based on the company's current expectations, the company believes that its cash balances and available borrowing capacity under its Credit Agreement should be sufficient to meet working capital needs, capital requirements, and commitments for at least the next twelve months. Notwithstanding the company's expectations, if the company's operating results decrease as the result of pressures on the business due to, for example, currency fluctuations or regulatory issues or the company's failure to execute its business plans or if the company's transformation takes longer than expected, the company may require additional financing, or may be unable to comply with its obligations under the credit facilities , and its lenders could demand repayment of any amounts outstanding under the company's credit facilities.

In the first quarter of 2016, the company issued $150,000,000 aggregate principal amount of 2021 Notes in a private offering which bear interest at a rate of 5.00% per year payable semi-annually and will mature in February 2021, unless repurchased or converted in accordance with their terms prior to such date. Prior to August 15, 2020, the notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The net proceeds from the offering of the 2021 Notes were $144,034,000, after deducting fees and offering expenses payable by the company. Approximately $5,000,000 of the net proceeds from the offering was used to repurchase the company's common shares, and $15,600,000 of the net proceeds was used to pay the net cost of the convertible note hedge and warrant transactions. The company incurred fees which were capitalized and are being amortized as interest expense through February 2021 of which $547,000 have yet to be amortized as of December 31, 2019. In the third quarter of 2019, $16,000,000 in principal amount of 2021 Notes were repurchased for cash. In the fourth quarter of 2019, $72,909,000 in principal amount of 2021 Notes were exchanged for 2024 Notes. At December 31, 2019, $61,091,000 in principal amount of 2021 Notes remained outstanding.

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

Table of Contents	Part II
MD&A - Liquidity and Capital Resources

through June 2022 of which $2,158,000 have yet to be amortized as of December 31, 2019. A portion of the net proceeds from the offering were used to pay the cost of the convertible note hedge transactions (after such cost is partially offset by the proceeds to the company from the warrant transactions), which net cost was $10,680,000.

In the fourth quarter of 2019, the company entered into separate privately negotiated agreements with certain holders of its 2021 Notes to exchange $72,909,000 in aggregate principal amount of 2021 Notes, for aggregate consideration of $72,909,000 in aggregate principal amount of new 2024 Notes of the company and approximately $6,928,000 in cash. The New Notes bear interest at a fixed rate of 5.00% per year payable semi-annually and will mature in November 2024, unless earlier repurchased, redeemed or converted. Prior to May 2024, the 2024 Notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Prior to maturity, the 2024 Notes will be redeemable by the company upon satisfaction of certain conditions and during certain periods. The fees paid totaled $1,394,000. These debt issuance costs were capitalized and are being amortized as interest expense through November 2024 of which $1,359,000 have yet to be amortized as of December 31, 2019.

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

Should interest rates increase, the company expects that it would be able to absorb modest rate increases without any material impact on its liquidity or capital resources. For 2019 and 2018, the weighted average interest rate on all borrowings, excluding capital leases, was 4.78% and 4.78%, respectively.

See "Long-Term Debt" and "Leases and Commitments" in the Notes to the Consolidated Financial Statements for more details regarding the company's convertible notes and credit facilities and lease liabilities, respectively.

CAPITAL EXPENDITURES

There were no individually material capital expenditure commitments outstanding as of December 31, 2019. The company estimates that capital investments for 2020 will be approximately $25,000,000 compared to actual capital expenditures of $10,874,000 in 2019. The anticipated increase relates primarily to the company's investments to transform the company. The company believes that its balances of cash and cash equivalents and existing borrowing facilities will be sufficient to meet its operating cash requirements and fund required capital expenditures (see "Liquidity and Capital Resources"). The Credit Agreement limits the company's annual capital expenditures to $35,000,000.

DIVIDEND POLICY

It is the company's policy to pay a nominal dividend for its stock to be more attractive to a broader range of investors. For 2019, annualized dividends of $0.05 per Common Share were declared and paid. It is not anticipated that this annual dividend rate for Common Shares will change materially as the company believes that capital should be kept available for investments and growth opportunities as a result of its multi-year turnaround strategy. The Board of Directors suspended the company's regular quarterly dividend on the Class B Common Shares starting in Q3 2018. Less than 7,000 Class B Common Shares remain outstanding and suspending the regular Class B dividend allows the company to save on the administrative costs and compliance expenses associated with that dividend. Holders of Class B Common Shares are entitled to convert their shares into Common Shares at any time on a share-for-share basis and would be eligible for any Common Share dividends declared following any such conversion.

Part II	Table of Contents
MD&A - Cash Flows

CASH FLOWS

Cash flows provided by operating activities were $2,743,000 in 2019, compared to cash flow used of $46,423,000 in the previous year. The 2019 operating cash flows benefited from a reduced operating loss, reduced inventory and an increase in accrued expenses partially offset by negative impact of decrease in payables. In 2018, operating cash flows were negatively impacted by a net loss, increased inventory and declines in accrued expenses.
Cash flows used by investing activities were $11,614,000 in 2019, compared to cash flows used by investing activities of $6,363,000 in 2018. The increase in cash flows used for investing was driven by higher purchases of property, plant and equipment compared to 2018 which was lower to an advance payment of $3,524,000 related to the sale of the company's Isny, Germany facility for which control is not expected to transfer until April 2020.

Cash flows used by financing activities in 2019 were $27,941,000 compared to cash flow used of $2,924,000 in 2018. Cash flows used in 2019 reflects $14,708,000 in cash to repurchase $16,000,000 in principal amount of the 2021 Notes, cash payments of $6,928,000 to debt holders that exchanged 2021 Notes for 2024 Notes and debt fee payments of $1,278,000.

Free cash flow is a non-GAAP financial measure and is reconciled to the corresponding GAAP measure as follows:

($ in thousands USD)	Twelve Months Ended December 31,
	2019	2018
Net cash provided (used) by operating activities	$2,743	$(46,423)
Plus: Sales of property and equipment	73	40
Plus: Advance payment from sale of property	—	3,524
Less: Purchases of property and equipment	(10,874)	(9,823)
Free Cash Flow	$(8,058)	$(52,682)

Free cash flow was negative $8,058,000 in 2019 compared to $52,682,000 in 2018. The change in free cash flow was driven by reduced inventory and the positive impact of increases in accrued expenses. Free cash flow is a non-GAAP financial measure composed of net cash used by operating activities less purchases of property and equipment plus proceeds from sales of property and equipment. Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the company and its ability to repay debt or make future investments (including acquisitions, etc.).

Table of Contents	Part II
MD&A - Cash Flows

Free cash flow for 2019 improved sequentially each quarter of 2019, except the fourth quarter. The company has historically generated negative free cash flow during the first half of the year, which was the case in 2019 as well. This pattern is expected to continue due to the timing of annual one-time payments such as customer rebates and employee bonuses earned during the prior year, and higher working capital usage from seasonal inventory increases. The absence of these payments and somewhat seasonally stronger sales in the second half of the year typically result in more favorable free cash flow in the second half of the year.
The company's approximate cash conversion days at December 31, 2019 and December 31, 2018 are as follows:
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

Part II	Table of Contents
MD&A - Accounting Estimates and Pronouncements

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

Table of Contents	Part II
MD&A - Accounting Estimates and Pronouncements

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

The company continues to closely monitor the credit-worthiness of its customers and adhere to tight credit policies. The Centers for Medicare and Medicaid Services publishes Medicare contract prices under its NCB program which includes 100% of the Medicare population. The company believes that the NCB program contract pricing could have a significant impact on the collectability of accounts receivable for those customers which have a portion of their revenues tied to Medicare reimbursement. In addition, there is a risk that these precedent-setting price reductions could influence other non-CMS payors' reimbursement rates for the same product categories. As a result, this is an additional risk factor which the company considers when assessing the collectability of accounts receivable.

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

Goodwill, Intangible and Other Long-Lived Assets

Property, equipment, intangibles and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Under Intangibles-Goodwill and Other, ASC 350, goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. The company's measurement date for its annual goodwill impairment test is October 1 and the analysis is completed in the fourth quarter. Furthermore, goodwill and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Most of the company's goodwill and intangible assets relate to the company's Europe and Institutional Products Group reporting units which were profitable in 2019.

To review goodwill for impairment in accordance with ASC 350, the company first estimates the fair value of each reporting unit and compares the calculated fair value to the carrying value of each reporting unit. A reporting unit is defined as an operating segment or one level below. The company has determined that its reporting units are the same as its operating segments. The company completes its annual impairment tests in the fourth quarter of each year. To estimate the fair values of the reporting units, the company utilizes a discounted cash flow (DCF) method in which the company forecasts income statement and balance sheet amounts based on assumptions regarding future sales growth, profitability, inventory turns, days' sales outstanding, etc. to forecast future cash flows. The cash flows are discounted using a weighted average cost of capital discount rate where the cost of debt is based on quoted rates for 20-year debt of companies of similar credit risk and the cost of equity is based upon the 20-year treasury rate for the risk-free rate, a market risk premium, the industry average beta and a small cap stock adjustment. The discount rates used have a significant impact upon the discounted cash flow methodology utilized in the company's annual impairment testing as higher discount rates decrease the fair value estimates. The assumptions used are based on a market participant's point of view and yielded a discount rate of 11.88% in 2019 for the company's annual impairment analysis for the reporting units with goodwill compared to 12.41% in 2018 and 9.07% in 2017.

The company also utilizes an Enterprise Value (EV) to Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) method to compute the fair value of its reporting units which considers potential acquirers and their EV to EBITDA multiples adjusted by an estimated premium. While more weight is given to the discounted cash

Part II	Table of Contents
MD&A - Accounting Estimates and Pronouncements

flow method, the EV to EBITDA method does provide corroborative evidence of the reasonableness of the discounted cash flow method results.

As part of the company's review of goodwill for impairment, the company also considers the potential for impairment of any other assets. In 2019, the company performed a review for potential impairments of any other assets and recognized an intangible impairment charge for the Institutional Products Group reporting unit, which is part of the North America segment, of $587,000 ($435,000 after-tax) compared to $583,000 ($431,000 after-tax) in 2018 related to a trademark with an indefinite life. No impairment of any asset was recognized in 2017. The fair value of the trademark was calculated using a relief from royalty payment methodology which requires applying an estimated market royalty rate to forecasted net sales and discounting the resulting cash flows to determine fair value.

While there was no indication of impairment in 2019 related to goodwill for the Europe or Institutional Products Group units, a future potential impairment is possible for any of the company's reporting units should actual results differ materially from forecasted results used in the valuation analysis. Furthermore, the company's annual valuation of goodwill can differ materially if the market inputs used to determine the discount rate change significantly. For instance, higher interest rates or greater stock price volatility would increase the discount rate and thus increase the chance of impairment. In consideration of this potential, the company reviewed the results if the discount rate used were 100 basis points higher for the 2019 impairment analysis and determined that there still would not be any indicator of potential impairment for the Europe or Institutional Products Group reporting units.

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

Product Liability

The company is essentially self-insured in North America for product liability exposures through its captive insurance company, Invatection Insurance Company, which currently has a policy year that runs from September 1 to August 31 and insures annual policy losses up to $10,000,000 per occurrence and $13,000,000 in the aggregate. The company also has additional layers of external insurance coverage, related to all lines of insurance coverage, insuring up to $75,000,000 in aggregate losses per policy year arising from individual claims anywhere in the world that exceed the captive insurance company policy limits or the limits of the company's per country foreign liability limits, as applicable. There can be no assurance that Invacare's current insurance levels will continue to be adequate or available at affordable rates.

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

Table of Contents	Part II
MD&A - Accounting Estimates and Pronouncements

recall, which could warrant additional warranty reserve provision. See Accrued Expenses in the Notes to the Consolidated Financial Statements for a reconciliation of the changes in the warranty accrual.

Accounting for Stock-Based Compensation

The company accounts for share based compensation under the provisions of Compensation—Stock Compensation, ASC 718. The company has not made any modifications to the terms of any previously granted awards and no changes have been made regarding the valuation methodologies or assumptions used to determine the fair value of awards granted and the company continues to use a Black-Scholes valuation model to value options granted. As of December 31, 2019, there was $16,722,000 of total unrecognized compensation cost from stock-based compensation arrangements, which is related to non-vested options and shares, and includes $8,453,000 related to restricted stock awards and $8,269,000 related to performance awards.

Most of the options awarded have been granted at exercise prices equal to the market value of the underlying stock on the date of grant. Restricted stock awards granted without cost to the recipients are expensed on a straight-line basis over the vesting periods. Performance awards granted are expensed based on estimated achievement of the performance objectives over the relevant performance award periods.

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

Accounting for Convertible Debt and Related Derivatives

In 2016 and 2017, the company issued $150,000,000 and $120,000,000 aggregate principal amount of the 2021 and 2022 Notes, respectively. In 2019, the company repurchased $16,000,000 in aggregate principal amount of 2021 Notes for cash and entered into separate privately negotiated agreements with certain holders of its 2021 Notes to exchange $72,909,000 in aggregate principal amount of 2021 Notes for aggregate consideration of $72,909,000 in aggregate principal amount of new 5.00% Convertible Senior Exchange Notes due 2024 of the company and $6,928,000 in cash. In connection with the offering of the 2021 Notes and 2022 Notes, the company entered into privately negotiated convertible note hedge transactions with certain counterparties. These transactions cover, subject to customary anti-dilution adjustments, the number of the company's common shares that will initially underlie the Notes, and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the Notes.

The company entered into separate, privately negotiated warrant transactions with the option counterparties at a higher strike price relating to the same

Part II	Table of Contents
MD&A - Accounting Estimates and Pronouncements

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

As a result of the repurchase of 2021 Notes in third quarter of 2019 and the exchange of 2021 Notes for new notes in the fourth quarter of 2019, a partial unwind of the note hedge options and warrants entered into with the issuance of the 2021 Notes also occurred during the fourth quarter of 2019. Note hedge options outstanding were reduced from the original number of 300,000 to 138,182 and warrants were reduced from the initial number of 9,007,380 to 3,860,624. The partial unwind of the note hedge options and warrants resulted in no net impact to cash or paid in capital.

The convertible debt conversion liabilities and the convertible note hedges were accounted for as derivatives and fair valued quarterly until no longer accounted for separately as a result of obtaining shareholder approval in May 2019 to settle the Notes with common shares. The warrants are included as equity. The fair value of the convertible debt conversion liabilities and the convertible note hedges were estimated using a lattice model incorporating the terms and conditions of the notes and considering, for example, changes in the prices of the company's common shares, company stock price volatility, risk-free rates and changes in market rates. The valuations were, among other things, subject to changes in both the company's credit worthiness and the counter-parties to the instruments as well as change in general market conditions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For the company's disclosure regarding recently issued accounting pronouncements, see Accounting Policies - Recent Accounting Pronouncements in the Notes to the Consolidated Financial Statements.

Table of Contents	Part II
MD&A - Contractual Obligations

CONTRACTUAL OBLIGATIONS

The company's contractual obligations as of December 31, 2019 are as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase obligations (primarily computer systems contracts) (1)	$235,138	$27,598	$59,240	$56,840	$91,460
4.500% Convertible Senior Subordinated Notes due 2022	133,050	5,400	127,650	—	—
4.500% Convertible Senior Subordinated Notes due 2024	90,680	3,645	7,291	79,744	—
5.00% Convertible Senior Subordinated Notes due 2021	64,528	3,055	61,473	—	—
Future lease obligations (2)	67,931	2,264	6,793	6,793	52,081
Capital lease obligations	39,753	3,785	6,017	4,897	25,054
Operating lease obligations	21,625	8,063	9,919	2,532	1,111
Product liability	16,150	2,736	6,414	3,019	3,981
Supplemental Executive Retirement Plan	5,824	391	782	782	3,869
Other, principally deferred compensation	5,354	—	—	—	5,354
Total	$680,033	$56,937	$285,579	$154,607	$182,910
________________________
(1) In October 2019, the company entered into an agreement to outsource substantially all of the company’s information technology business service activities, including, among other things, support, rationalization and upgrading of the company’s legacy information technology systems and implementation of a global enterprise resource planning system and eCommerce platform.
(2) In December 2018, the company entered into a lease agreement in Germany. The lease is not expected to commence until April 2020.

The table does not include any payments related to liabilities recorded for uncertain tax positions as the company cannot make a reasonably reliable estimate as to the timing of any other payments. See Income Taxes in the Notes to the Consolidated Financial Statements included in this report.

Part II	Table of Contents
Items 7 - 9

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The company is at times exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. Based on December 31, 2019 debt levels, a 1% change in interest rates would have no impact on annual interest expense as the company did not have any variable rate debt outstanding. Additionally, the company operates internationally and, as a result, is exposed to foreign currency fluctuations. Specifically, the exposure results from intercompany loans, intercompany sales or payments and third-party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized to hedge intercompany purchases and sales as well as third-party purchases and sales. The company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the company's financial condition or results of operations.

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

As of December 31, 2019, the company had no borrowings outstanding under its Credit Agreement, which provides for a senior secured revolving credit facility for U.S. and Canadian borrowers of up to $100,000,000 at variable rates, subject to availability based on a borrowing base formula, and in addition provides for a revolving credit, letter of credit and swing line loan facility for European borrowers allowing borrowing up to an aggregate principal amount of $30,000,000 at variable rates, also subject to availability based on a borrowing base formula. As of December 31, 2019, the company had $61,091,000, $120,000,000 and $72,909,000 in principal amount outstanding of its fixed rate 2021 Notes, 2022 Notes and 2024 Notes, respectively.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to the Report of Independent Registered Public Accounting Firm, Consolidated Balance Sheets, Consolidated Statement of Comprehensive Loss, Consolidated Statement of Cash Flows, Consolidated Statement of Shareholders' Equity, Notes to Consolidated Financial Statements and Financial Statement Schedule, which appear on pages 73 to 133 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2019, an evaluation was performed, under the supervision and with the participation of the company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company's disclosure controls and procedures were effective as of December 31, 2019, in ensuring that information required to be disclosed by the company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (2) accumulated and communicated to the company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Table of Contents	Part II
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

In management's opinion, internal control over financial reporting is effective as of December 31, 2019.

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

Item 9B.    Other Information.
None.

Part III	Table of Contents
Items 10 - 14

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by Item 10 as to the executive officers of the company is included in Part I of this Annual Report on Form 10-K. The other information required by Item 10 as to the directors of the company, the Audit Committee, the Audit Committee financial experts, the procedures by which security holders may recommend nominees to the Board of Directors, compliance with Section 16(a) of the Exchange Act, code of ethics and corporate governance is incorporated herein by reference to the information set forth under the captions “Election of Directors,” “Corporate Governance,” and “Delinquent Section 16(a) Reports” in the company's definitive Proxy Statement on Schedule 14A for the 2020 Annual Meeting of Shareholders.

Item 11.        Executive Compensation.

The information required by Item 11 is incorporated by reference to the information set forth under the captions “Corporate Governance”, “Executive Compensation” and “CEO Pay Ratio” in the company's definitive Proxy Statement on Schedule 14A for the 2020 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by Item 12 is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Holders and Management” in the company's definitive Proxy Statement on Schedule 14A for the 2020 Annual Meeting of Shareholders.

Information regarding the securities authorized for issuance under the company's equity compensation plans is incorporated by reference to the information set forth under the captions “Equity Compensation Plan Information” in the company's definitive Proxy Statement on Schedule 14A for the 2020 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in the company's definitive Proxy Statement on Schedule 14A for the 2020 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services.

The information required by Item 14 is incorporated by reference to the information set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” in the company's definitive Proxy Statement on Schedule 14A for the 2020 Annual Meeting of Shareholders.

Table of Contents	Part IV
Items 15 - 16

Item 15.        Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.
The following financial statements of the company are included in Part II, Item 8:
Consolidated Statement of Comprehensive Loss—years ended December 31, 2019, 2018 and 2017
Consolidated Balance Sheet—December 31, 2019 and 2018
Consolidated Statement of Cash Flows—years ended December 31, 2019, 2018 and 2017
Consolidated Statement of Shareholders' Equity—years ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements

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

(a)(3) Exhibits.
See Exhibit Index at page number 66 of this Annual Report on Form 10-K.

Item 16.        Form 10-K Summary.

None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 9, 2020.

INVACARE CORPORATION

By:	/s/ MATTHEW E. MONAGHAN
Matthew E. Monaghan
Chairman of the Board of Directors, President and Chief Executive Officer

Exhibit Index	Table of Contents

INVACARE CORPORATION
Report on Form 10-K for the fiscal year ended December 31, 2019.

Official Exhibit No.	Description	Sequential Page No.
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
(B)
2.3
Securities Purchase Agreement among Allied Motion Christchurch Limited, Invacare Holdings New Zealand and Invacare Corporation, dated March 6, 2020. (Pursuant to Item 601(b)(2) of Regulation S-K, the registrant hereby agrees to supplementally furnish to the Securities and Exchange Commission upon request any omitted schedule or exhibit to the agreement.)
(OO)
3(a)	Second Amended and Restated Articles of Incorporation	(C)
3(b)	Second Amended and Restated Code of Regulations, as amended	(D)
3(c)	Amendment No. 1 to the Second Amended and Restated Articles of Incorporation	(E)
4(a)	Specimen Share Certificate for Common Shares	(F)
4(b)	Specimen Share Certificate for Class B Common Shares	(F)
4(c)	Indenture, dated as of February 23, 2016, by and between Invacare Corporation and Wells Fargo Bank, National Association (including the form of the 5.00% Convertible Senior Notes due 2021).	(G)
4(e)	Indenture, dated as of June 14, 2017, by and between Invacare Corporation and Wells Fargo Bank, National Association (including the form of the 4.50% Convertible Senior Notes due 2022).	(H)
4(f)	Indenture, dated as of November 19, 2019, by and between Invacare Corporation and Wells Fargo Bank, N.A., as Trustee (including the form of the 5.00% Convertible Senior Exchange Notes due 2024).	(I)
4(g)**	Description of Securities Registered Under the Exchange Act.
10(a)	Invacare Retirement Savings Plan, effective January 1, 2001, as amended	(J)*
10(b)	Invacare Corporation 401(K) Plus Benefit Equalization Plan, effective January 1, 2003, as amended and restated	(J)*
10(c)	Invacare Corporation Deferred Compensation Plus Plan, effective January 1, 2005, as amended August 19, 2009 and on November 23, 2010	(K)*
10(d)	Amendment No. 3 to Invacare Corporation Deferred Compensation Plus Plan, effective January 1, 2005	(L)*
10(e)	Invacare Corporation Death Benefit Only Plan, effective January 1, 2005, as amended	(J)*
10(f)	Supplemental Executive Retirement Plan, as amended and restated effective February 1, 2000	(M)*
10(g)	Cash Balance Supplemental Executive Retirement Plan, as amended and restated, effective December 31, 2008	(N)*
10(h)	Amendment No. 1 to the Cash Balance Supplemental Executive Retirement Plan, effective August 19, 2009	(O)*
10(i)
Form of Participation Agreement, for current participants in the Cash Balance Supplemental Executive Retirement Plan, as of December 31, 2008, entered into by and between the company and certain participants and a schedule of all such agreements with participants
(P)*
10(j)	Invacare Corporation Amended and Restated 2003 Performance Plan	(O)*
10(k)	Form of Director Stock Option Award under Invacare Corporation 2003 Performance Plan	(J)*

Table of Contents	Exhibit Index

Official Exhibit No.	Description	Sequential Page No.
10(l)	Form of Director Deferred Option Award under Invacare Corporation 2003 Performance Plan	(K)*
10(m)	Form of Restricted Stock Award under Invacare Corporation 2003 Performance Plan	(L)
10(n)	Form of Stock Option Award under Invacare Corporation 2003 Performance Plan	(J)*
10(o)	Form of Executive Stock Option Award under Invacare Corporation 2003 Performance Plan	(J)*
10(p)	Form of Switzerland Stock Option Award under Invacare Corporation 2003 Performance Plan	(J)*
10(q)	Form of Switzerland Executive Stock Option Award under Invacare Corporation 2003 Performance Plan	(J)*
10(r)	Invacare Corporation 2013 Equity Compensation Plan	(Q)
10(s)	Amendment No. 1 to the Invacare Corporation 2013 Equity Compensation Plan	(R)*
10(t)	Form of Executive Stock Option Award under the Invacare Corporation 2013 Equity Compensation Plan	(S)
10(u)	Form of Stock Option Award under the Invacare Corporation 2013 Equity Compensation Plan	(S)
10(v)	Form of Executive Stock Option Award for Swiss Employees under the Invacare Corporation 2013 Equity Compensation Plan	(S)
10(w)	Form of Stock Option Award for Swiss Employees under the Invacare Corporation 2013 Equity Compensation Plan	(S)
10(x)	Form of Director Restricted Stock Award under the Invacare Corporation 2013 Equity Compensation Plan	(S)
10(y)	Form of Restricted Stock Award under the Invacare Corporation 2013 Equity Compensation Plan	(S)
10(z)	Form of Performance Share Award Agreement under the Invacare Corporation 2013 Equity Compensation Plan	(T)
10(aa)	Form of Restricted Stock Award Agreement for Employees under the Invacare Corporation 2013 Equity Compensation Plan	(U)
10(ab)	Form of Director Restricted Stock Unit under the Invacare Corporation 2013 Equity Compensation Plan	(V)
10(ac)	Invacare Corporation Executive Incentive Bonus Plan, as amended and restated	(R)*
10(ad)	Employment Agreement, dated as of January 21, 2015, by and between the company and Matthew E. Monaghan.	(W)*
10(ae)	Letter Agreement, dated as of February 20, 2018, by and between Invacare Corporation and Kathleen P. Leneghan.	(X)*
10(ag)	Letter agreement, dated as of July 31, 2008, by and between the company and Anthony C. LaPlaca.	(P)*
10(ah)	Employment Agreement, dated as of October 21, 2016, by and between the company and Ralf Ledda.	(V)
10(ai)	Change of Control Agreement, dated as of December 31, 2008, by and between the company and Anthony C. LaPlaca	(Y)
10(aj)	Form of Change of Control Agreement entered into by and between the company and certain of its executive officers and schedule of all such agreements with certain executive officers	(Z)*
10(ak)	Technical Information & Non-Competition Agreement, dated April 1, 2015, entered into by and between the company and Matthew E. Monaghan	(P)*
10(al)	Technical Information & Non-Competition Agreement, dated April 6, 2008, entered into by and between the company and Robert K. Gudbranson	(P)*
10(am)	Technical Information & Non-Competition Agreement entered into by and between the company and certain of its executive officers and schedule of all such agreements with executive officers	(Z)*

Exhibit Index	Table of Contents

Official Exhibit No.	Description	Sequential Page No.
10(an)	Indemnity Agreement, dated April 1, 2015, entered into by and between the company and Matthew E. Monaghan.	(P)*
10(ao)	Form of Indemnity Agreement entered into by and between the company and its directors and certain of its executive officers and schedule of all such agreements with directors and executive officers	(Z)*
10(ap)
Form of Rule 10b5-1 Sales Plan entered into between the company and certain of its executive officers and other employees and a schedule of all such agreements with executive officers and other employees
(K)
10(aq)**	Director Compensation Schedule	*
10(ar)	2012 Non-employee Directors Deferred Compensation Plan, effective January 1, 2012, Amended and Restated as of November 17, 2016	(V)
10(as)	Retirement Agreement and Release, dated as of November 14, 2014, by and between Invacare Corporation and A. Malachi Mixon, III.	(AA)*
10(at)	Purchase and Sale Agreement, dated as of February 24, 2015, by and between the company and Industrial Realty Group, LLC.	(BB)
10(au)	Form of Lease Agreement by and among the company and the affiliates of Industrial Realty Group, LLC named therein.	(BB)
10(av)
Amended and Restated Revolving Credit and Security Agreement, dated as of September 30, 2015, by and among the company, the other Borrowers party thereto, the Guarantors party thereto, the Lenders party thereto, PNC Bank, National Association, as administrative agent, JP Morgan Chase Bank, N.A. and J.P. Morgan Europe Limited, as European agent.
(CC)
10(aw)
First Amendment to Amended and Restated Revolving Credit and Security Agreement, dated as of February 16, 2016, by and among the company, the other borrowers party thereto, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, as administrative agent, and J.P. Morgan Europe Limited, as European agent.
(DD)
10(ax)
Second Amendment to Amended and Restated Revolving Credit and Security Agreement, dated as of May 3, 2016 by and among the company, the other borrowers party thereto, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, as administrative agent, and J.P. Morgan Europe Limited, as European agent.
(V)
10(ay)
Third Amendment to Amended and Restated Revolving Credit and Security Agreement, dated as of September 30, 2016, by and among the company, the other borrowers party thereto, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, as administrative agent, and J.P. Morgan Europe Limited, as European agent.
(V)
10(az)
Fourth Amendment to Amended and Restated Revolving Credit and Security Agreement, dated as of November 30, 2016, by and among the company, the other borrowers party thereto, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, as agent for the lenders, and J.P. Morgan Europe Limited, as European agent for the lenders.
(EE)
10(ba)
Waiver and Fifth Amendment to Amended and Restated Revolving Credit and Security Agreement, dated as of November 30, 2016, by and among the company, the other borrowers party thereto, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, as agent for the lenders, and J.P. Morgan Europe Limited, as European agent for the lenders.
10(FF)
10(bb)
Sixth Amendment to Amended and Restated Revolving Credit and Security Agreement, dated as of November 13, 2019, by and among the company, the other borrowers party thereto, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, as agent for the lenders, and J.P. Morgan Europe Limited, as European agent for the lenders.
10(I)
10(bc)	Call Option Transaction Confirmation entered into between JPMorgan Chase Bank, National Association, London Branch and Invacare Corporation as of February 17, 2016	(G)
10(bd)	Call Option Transaction Confirmation entered into between Wells Fargo Bank, National Association and Invacare Corporation as of February 17, 2016	(G)
10(be)	Warrants Confirmation between Invacare Corporation to JPMorgan Chase Bank, National Association, London Branch as of February 17, 2016	(G)
10(bf)	Warrants Confirmation between Invacare Corporation to Wells Fargo Bank, National Association as of February 17, 2016	(G)

Table of Contents	Exhibit Index

Official Exhibit No.	Description	Sequential Page No.
10(bg)	Additional Call Option Transaction Confirmation, dated March 4, 2016, between JPMorgan Chase Bank, National Association, London Branch and Invacare Corporation.	(GG)
10(bh)	Additional Call Option Transaction Confirmation, dated March 4, 2016, between Wells Fargo Bank, National Association and Invacare Corporation.	(GG)
10(bi)	Additional Warrants Confirmation, dated March 4, 2016, between JPMorgan Chase Bank, National Association, London Branch and Invacare Corporation.	(GG)
10(bj)	Additional Warrants Confirmation, dated March 4, 2016, between Wells Fargo Bank, National Association and Invacare Corporation.	(GG)
10(bk)**	Partial Unwind Agreement, dated as of November 26, 2019, between Invacare Corporation and JPMorgan Chase Bank, National Association, London Branch.
10(bl)**	Partial Unwind Agreement, dated as of November 22, 2019, between Invacare Corporation and Wells Fargo Bank, National Association.
10(bm)	Form of Performance-Based Stock Option Award under Invacare Corporation 2013 Equity Compensation Plan.	(HH)
10(bn)	Base Call Option Transaction Confirmation, dated June 8, 2017, between Goldman Sachs & Co. LLC and Invacare Corporation.	10(H)
10(bo)	Base Warrants Confirmation, dated June 8, 2017, between Goldman Sachs & Co. LLC and Invacare Corporation.	10(H)
10(bp)	Additional Call Option Transaction Confirmation, dated June 9, 2017, between Goldman Sachs & Co. LLC and Invacare Corporation.	10(H)
10(bq)	Additional Warrants Confirmation, dated June 9, 2017, between Goldman Sachs & Co. LLC and Invacare Corporation.	10(H)
10(br)	Separation Agreement and Release by and between Invacare Corporation and Patricia A. Stumpp.	10(II)*
10(bs)	Invacare Corporation 2018 Equity Compensation Plan	10(JJ)
10(bt)	Amendment No. 1 to Invacare Corporation 2018 Equity Compensation Plan	10(E)*
10(bu)	Form of Restricted Stock Award under Invacare Corporation 2018 Equity Compensation Plan	10(KK)
10(bv)	Form of Restricted Stock Unit Award under Invacare Corporation 2018 Equity Compensation Plan	10(KK)
10(bw)	Form of Director Restricted Stock Unit Award under Invacare Corporation 2018 Equity Compensation Plan	10(KK)
10(bx)	Form of Performance Award under Invacare Corporation 2018 Equity Compensation Plan	10(KK)
10(by)	Form of Performance Unit Award under Invacare Corporation 2018 Equity Compensation Plan	10(KK)
10(bz)	Letter agreement, dated as of May 9, 2018, by and between the company and Darcie L. Karol	10(KK)*
10(ca)	Separation Agreement and Release by and between Invacare Corporation and Dean J. Childers	10(LL)*
10(cb)	Omnibus Amendment	10(Z)
10(cc)	Master Information Technology Services Agreement by and between Invacare Corporation and Birlasoft Solutions, Inc. effective October 1, 2019.	10(MM)
21**	Subsidiaries of the company
23**	Consent of Independent Registered Public Accounting Firm
31.1**	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Index	Table of Contents

Official Exhibit No.	Description	Sequential Page No.
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Consent Decree of Permanent Injunction, as filed with the U.S. District Court for the Northern District of Ohio on December 20, 2012.	(NN)
101.INS**	Inline XBRL instance document
101.SCH**	Inline XBRL taxonomy extension schema
101.CAL**	Inline XBRL taxonomy extension calculation linkbase
101.DEF**	Inline XBRL taxonomy extension definition linkbase
101.LAB**	Inline XBRL taxonomy extension label linkbase
101.PRE**	Inline XBRL taxonomy extension presentation linkbase
104	Cover Page Interactive Data File - The cover page from the company's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (included in Exhibit 101).
________________________

*	Management contract, compensatory plan or arrangement

**	Filed herewith

(A)	Reference is made to Exhibit 2.1 of the company report on Form 8-K, dated July 2, 2015, which Exhibit is incorporated herein by reference.

(B)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated October 3, 2016, which Exhibit is incorporated herein by reference.

(C)	Reference is made to Exhibit 3(a) of the company report on Form 10-K for the fiscal year ended December 31, 2008, which Exhibit is incorporated herein by reference.

(D)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated February 13, 2014, which Exhibit is incorporated herein by reference.

(E)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated May 16, 2019, which Exhibit is incorporated herein by reference.

(F)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2005, which Exhibit is incorporated herein by reference.

(G)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated February 23, 2016, which Exhibit is incorporated herein by reference.

(H)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated June 8, 2017, which Exhibit is incorporated herein by reference.

(I)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated November 13, 2019, which Exhibit is incorporated herein by reference.

(J)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2007, which Exhibit is incorporated herein by reference.

(K)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2010, which Exhibit is incorporated herein by reference.

(L)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2011, which Exhibit is incorporated herein by reference.

(M)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2004, which Exhibit is incorporated herein by reference.

(N)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated December 31, 2008, which Exhibit is incorporated herein by reference.

(O)	Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated May 21, 2009, which Exhibit is incorporated herein by reference.

Table of Contents	Exhibit Index

(P)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2015, which Exhibit is incorporated herein by reference.

(Q)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated May 16, 2013, which Exhibit is incorporated herein by reference.

(R)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated May 14, 2015, which Exhibit is incorporated herein by reference.

(S)	Reference is made to the appropriate Exhibit of the company report on Form 10-Q, for the fiscal quarter ended September 30, 2013, which Exhibit is incorporated herein by reference.

(T)	Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated March 7, 2014, which Exhibit is incorporated herein by reference.

(U)	Reference is made to Exhibit 10.2 of the company report on Form 8-K, dated March 7, 2014, which Exhibit is incorporated herein by reference.

(V)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2016, which Exhibit is incorporated herein by reference.

(W)	Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated January 21, 2015, which Exhibit is incorporated herein by reference.

(X)	Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated February 22, 2018, which Exhibit is incorporated herein by reference.

(Y)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2017, which Exhibit is incorporated herein by reference.

(Z)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2018, which Exhibit is incorporated herein by reference.

(AA)	Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated November 14, 2014, which Exhibit is incorporated herein by reference.

(BB)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated April 23, 2015, which Exhibit is incorporated herein by reference.

(CC)	Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated September 30, 2015, which Exhibit is incorporated herein by reference.

(DD)	Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated February 16, 2016, which Exhibit is incorporated herein by reference.

(EE)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated November 30, 2016, which Exhibit is incorporated herein by reference.

(FF)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated June 7, 2017, which Exhibit is incorporated herein by reference.

(GG)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated March 7, 2016, which Exhibit is incorporated herein by reference.

(HH)	Reference is made to the appropriate Exhibit of the company report on Form 10-Q, for the fiscal quarter ended March 31, 2017, which Exhibit is incorporated herein by reference.

(II)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated December 14, 2017, which Exhibit is incorporated herein by reference.

(JJ)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated May 18, 2018, which Exhibit is incorporated herein by reference.

(KK)	Reference is made to the appropriate Exhibit of the company report on Form 10-Q, for the fiscal quarter ended June 30, 2018, which Exhibit is incorporated herein by reference.

(LL)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated October 10, 2018, which Exhibit is incorporated herein by reference.

(MM)	Reference is made to the appropriate Exhibit of the company report on Form 10-Q, for the fiscal quarter ended September 30, 2019, which Exhibit is incorporated herein by reference.

(NN)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated December 20, 2012, which Exhibit is incorporated herein by reference.

(OO)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated March 9, 2020, which Exhibit is incorporated herein by reference.

Signatures	Table of Contents

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 9, 2020.

Signature	Title

/s/ MATTHEW E. MONAGHAN	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)
Matthew E. Monaghan

/s/ KATHLEEN P. LENEGHAN	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Kathleen P. Leneghan

/s/ SUSAN H. ALEXANDER	Director
Susan H. Alexander

/s/ JULIE A. BECK	Director
Julie A. Beck

/s/ PETRA DANIELSOHN-WEIL, PhD	Director
Petra Danielsohn-Weil, PhD

/s/ DIANA S. FERGUSON	Director
Diana S. Ferguson

/s/ MARC M. GIBELEY	Director
Marc M. Gibeley

/s/ C. MARTIN HARRIS, M.D.	Director
C. Martin Harris, M.D.

/s/ CLIFFORD D. NASTAS	Director
Clifford D. Nastas

/s/ BAIJU R. SHAH	Director
Baiju R. Shah

Table of Contents	Reports of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Invacare Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Invacare Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a), (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 9, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1984.

Cleveland, Ohio
March 9, 2020

Reports of Independent Registered Public Accounting Firm	Table of Contents

To the Shareholders and Board of Directors of Invacare Corporation

Opinion on Internal Control over Financial Reporting
We have audited Invacare Corporation and subsidiaries' internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Invacare Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated March 9, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Cleveland, Ohio
March 9, 2020

Table of Contents	Financial Statements
Consolidated Statements of Comprehensive Loss

INVACARE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2019	2018	2017
	(In thousands, except per share data)
Net sales	$927,964	$972,347	$966,497
Cost of products sold	665,897	704,671	697,246
Gross Profit	262,067	267,676	269,251
Selling, general and administrative expenses	260,061	281,906	296,816
Charges related to restructuring activities	11,829	3,481	12,274
Impairment of an intangible asset	587	583	320
Operating Loss	(10,410)	(18,294)	(40,159)
Net loss (gain) on convertible debt derivatives	(1,197)	(11,994)	3,657
Loss on debt extinguishment including debt finance charges and fees	6,165	—	—
Interest expense	29,076	28,336	22,907
Interest income	(429)	(534)	(473)
Loss Before Income Taxes	(44,025)	(34,102)	(66,250)
Income tax provision	9,302	9,820	10,291
Net Loss	$(53,327)	$(43,922)	$(76,541)
Net Loss per Share—Basic	$(1.59)	$(1.33)	$(2.34)
Weighted Average Shares Outstanding—Basic	33,594	33,124	32,752
Net Loss per Share—Assuming Dilution	$(1.59)	$(1.33)	$(2.34)
Weighted Average Shares Outstanding—Assuming Dilution	33,642	33,543	33,216
Net Loss	$(53,327)	$(43,922)	$(76,541)
Other comprehensive income (loss):
Foreign currency translation adjustments	(8,499)	(30,858)	54,591
Defined benefit plans:
Amortization of prior service costs and unrecognized losses	(596)	4,949	3,596
Deferred tax adjustment resulting from defined benefit plan activity	48	(51)	(67)
Valuation reserve associated with defined benefit plan activity	(48)	51	67
Current period gain (loss) on cash flow hedges	(571)	1,894	(2,088)
Deferred tax benefit (loss) related to gain (loss) on cash flow hedges	1	(62)	106
Other Comprehensive Income (Loss)	(9,665)	(24,077)	56,205
Comprehensive Loss	$(62,992)	$(67,999)	$(20,336)

See notes to consolidated financial statements.

Financial Statements	Table of Contents
Consolidated Balance Sheets

INVACARE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2019	December 31, 2018
Assets	(In thousands)
Current Assets
Cash and cash equivalents	$80,063	$116,907
Trade receivables, net	116,669	119,743
Installment receivables, net	736	1,574
Inventories, net	120,500	128,123
Other current assets	37,909	31,063
Total Current Assets	355,877	397,410
Other Assets	4,216	6,360
Intangibles	26,447	26,506
Property and Equipment, net	46,607	45,984
Financing Lease Assets, net	26,900	28,322
Operating Lease Assets, net	18,676	—
Goodwill	373,403	381,273
Total Assets	$852,126	$885,855
Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$88,003	$92,469
Accrued expenses	120,947	99,867
Current taxes payable	345	3,762
Short-term debt and current maturities of long-term obligations	58	—
Current portion of financing lease obligations	2,514	2,110
Current portion of operating lease obligations	6,790	—
Total Current Liabilities	218,657	198,208
Long-Term Debt	219,464	225,733
Finance Lease Long-term Obligations	26,480	27,802
Operating Leases Long-term Obligations	12,060	—
Other Long-Term Obligations	66,949	74,965
Shareholders' Equity
Preferred Shares (Authorized 300 shares; none outstanding)	—	—
Common Shares (Authorized 150,000 shares; 37,609 and 37,010 issued and outstanding in 2019 and 2018, respectively)—no par	9,588	9,419
Class B Common Shares (Authorized 12,000 shares; 6 issued and outstanding in 2019 and 2018)—no par	2	2
Additional paid-in-capital	312,650	297,919
Retained earnings	87,475	142,447
Accumulated other comprehensive income	3,128	12,793
Treasury shares (3,953 and 3,841 shares in 2019 and 2018, respectively)	(104,327)	(103,433)
Total Shareholders' Equity	308,516	359,147
Total Liabilities and Shareholders' Equity	$852,126	$885,855

See notes to consolidated financial statements.

Table of Contents	Financial Statements
Consolidated Statements of Cash Flows

INVACARE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2019	2018	2017
Operating Activities	(In thousands)
Net loss	$(53,327)	$(43,922)	$(76,541)
Adjustments to reconcile net earnings to net cash used by operating activities:
Depreciation and amortization	15,563	15,556	14,631
Amortization operating lease right of use assets	8,927	—	—
Provision for losses on trade and installment receivables	955	2,029	2,042
Benefit for deferred income taxes	(830)	(2,800)	(4,370)
Provision (benefit) for other deferred liabilities	1,144	(121)	589
Provision for equity compensation	11,110	5,283	7,347
Loss (gain) on disposals of property and equipment	182	928	(87)
Loss on debt extinguishment including debt finance charges and associated fees	6,165	—	—
Impairment of an intangible asset	587	583	320
Amortization of convertible debt discount	12,325	11,608	8,811
Amortization of debt fees	2,384	2,489	2,220
Net loss (gain) on convertible debt derivatives	(1,197)	(11,994)	3,657
Changes in operating assets and liabilities:
Trade receivables	1,474	(666)	2,395
Installment sales contracts, net	434	(603)	(930)
Inventories	6,466	(11,497)	22,263
Other current assets	(7,314)	(873)	1,925
Accounts payable	(3,603)	4,505	(2,168)
Accrued expenses	2,276	(17,158)	(5,711)
Other long-term liabilities	(978)	230	(2,167)
Net Cash Provided (Used) by Operating Activities	2,743	(46,423)	(25,774)
Investing Activities
Purchases of property and equipment	(10,874)	(9,823)	(14,569)
Proceeds from sale of property and equipment	73	40	369
Advance Payment from Sale of Property	—	3,524	—
Decrease in other long-term assets	(781)	(116)	(361)
Other	(32)	12	(87)
Net Cash Used by Investing Activities	(11,614)	(6,363)	(14,648)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	—	—	95,220
Repurchases of convertible debt and capital lease payments	(17,196)	(1,493)	(16,308)
Proceeds from exercise of stock options	—	2,626	2,676
Payment of financing costs	(1,278)	—	(4,711)
Payment of dividends	(1,645)	(1,630)	(1,604)
Issuance of warrants	—	—	14,100
Payments to debt holders	(6,928)	—	—
Purchases of treasury shares	(894)	(2,427)	(1,276)
Net Cash Provided (Used) by Financing Activities	(27,941)	(2,924)	88,097
Effect of exchange rate changes on cash	(32)	(3,911)	4,619
Increase (decrease) in cash and cash equivalents	(36,844)	(59,621)	52,294
Cash and cash equivalents at beginning of year	116,907	176,528	124,234
Cash and cash equivalents at end of year	$80,063	$116,907	$176,528

See notes to consolidated financial statements.

Financial Statements	Table of Contents
Consolidated Statements of Shareholders' Equity

INVACARE CORPORATION AND SUBSIDIARIES
Consolidated Statement of Shareholders' Equity

(In thousands)	Common Stock	Class B Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Earnings	Treasury Stock	Total
January 1, 2017 Balance	$8,974	$183	$266,151	$266,144	$(19,335)	$(99,730)	$422,387
Exercise of stock options	48	—	2,628	—	—	(65)	2,611
Performance awards	—	—	1,834	—	—	—	1,834
Non-qualified stock options	—	—	865	—	—	—	865
Restricted stock awards	101	—	4,547	—	—	(1,211)	3,437
Conversion from Class B to Common Stock	181	(181)	—	—	—	—	—
Net loss	—	—	—	(76,541)	—	—	(76,541)
Foreign currency translation adjustments	—	—	—	—	54,591	—	54,591
Unrealized loss on cash flow hedges	—	—	—	—	(1,982)	—	(1,982)
Defined benefit plans:
Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	3,596	—	3,596
Total comprehensive loss	—	—	—	—	—	—	(20,336)
Issuance of warrants	—	—	14,100	—	—	—	14,100
Dividends	—	—	—	(1,604)	—	—	(1,604)
December 31, 2017 Balance	9,304	2	290,125	187,999	36,870	(101,006)	423,294
Exercise of stock options	46	—	2,580	—	—	(919)	1,707
Performance awards	—	—	777	—	—	—	777
Non-qualified stock options	—	—	201	—	—	—	201
Restricted stock awards	69	—	4,236	—	—	(1,508)	2,797
Net loss	—	—	—	(43,922)	—	—	(43,922)
Foreign currency translation adjustments	—	—	—	—	(30,858)	—	(30,858)
Unrealized loss on cash flow hedges	—	—	—	—	1,832	—	1,832
Defined benefit plans:
Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	4,949	—	4,949
Total comprehensive loss	—	—	—	—	—	—	(67,999)
Dividends	—	—	—	(1,630)	—	—	(1,630)
December 31, 2018 Balance	9,419	2	297,919	142,447	12,793	(103,433)	359,147
Performance awards	29	—	4,370	—	—	(348)	4,051
Non-qualified stock options	—	—	1,939	—	—	—	1,939
Restricted stock awards	140	—	4,632	—	—	(546)	4,226
Net loss	—	—	—	(53,327)	—	—	(53,327)
Foreign currency translation adjustments	—	—	—	—	(8,499)	—	(8,499)
Unrealized loss on cash flow hedges	—	—	—	—	(570)	—	(570)
Defined benefit plans:
Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	(596)	—	(596)
Total comprehensive loss	—	—	—	—	—	—	(62,992)
Convertible debt derivative adjustments			(220)				(220)
Exchange of convertible notes			4,010				4,010
Dividends	—	—	—	(1,645)	—	—	(1,645)
December 31, 2019 Balance	$9,588	$2	$312,650	$87,475	$3,128	$(104,327)	$308,516

See notes to consolidated financial statements.

Table of Contents	Notes to Financial Statements
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

Principles of Consolidation: The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of December 31, 2019 and the results of its operations and changes in its cash flow for the years ended December 31, 2019, 2018 and 2017, respectively. Certain foreign subsidiaries, represented by the European segment, are consolidated using a November 30 fiscal year end to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the company's financial statements. All significant intercompany transactions are eliminated.

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

Notes to Financial Statements	Table of Contents
Accounting Policies

reviewed for impairment by estimating forecasted cash flows and discounting those cash flows as needed to calculate impairment amounts. During 2019 and 2018, the company recognized an intangible impairment charge of $587,000 and $583,000 respectively, related to an indefinite-lived trademark recorded in the Institutional Products Group reporting unit.

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

Table of Contents	Notes to Financial Statements
Accounting Policies

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

Research and Development: Research and development costs are expensed as incurred and included in cost of products sold. The company's annual expenditures for product development and engineering were approximately $15,836,000, $17,377,000 and $17,796,000 for 2019, 2018 and 2017, respectively.

Advertising: Advertising costs are expensed as incurred and included in selling, general and administrative expenses. Advertising expenses amounted to $7,871,000, and $10,109,000 $10,463,000 for 2019, 2018 and 2017, respectively, the majority of which is incurred for advertising in the United States and Europe.

Income Taxes: The company uses the liability method in measuring the provision for income taxes and recognizing deferred tax assets and liabilities on the balance sheet. The liability method requires that deferred income taxes reflect the tax consequences of currently enacted rates for differences between the tax and financial reporting bases of assets and liabilities.

Value Added Taxes: The company operates internationally and is required to comply with value added tax (VAT) or goods and service tax (GST) regulations, particularly in Europe and Asia Pacific. VAT and GST are taxes on consumption in which the company pays tax on its purchases of goods and services and charges customers on the sale of product. The difference between billings to customers and payments on purchases is then remitted or received from the government as filings are due. The company records tax assets and liabilities related to these taxes and the balances in these accounts can vary significantly from period to period based on the timing of the underlying transactions.

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

Notes to Financial Statements	Table of Contents
Accounting Policies

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

In 2016, the company issued $150,000,000 aggregate principal amount of 5.00% Convertible Senior Notes due 2021 and, in the second quarter of 2017, issued $120,000,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2022 (the “notes”). In connection with the offering of the notes, the company entered into privately negotiated convertible note hedge transactions with certain financial institutions (the “option counterparties”). The convertible debt conversion liabilities and the convertible note hedges were accounted for as derivatives that were fair valued quarterly until the company obtained shareholder approval on May 16, 2019 to settle its convertible debt using cash or shares, which resulted in no longer accounting for the conversion liabilities and note hedges as derivatives. The fair value of the convertible debt conversion liabilities and the convertible note hedge assets were estimated using a lattice model incorporating the terms and conditions of the notes and considering, for example, changes in the prices of the company's common stock, company stock price volatility, risk-free rates and changes in market rates. The valuations were, among other things, subject to changes in both the company's credit worthiness and the counter-parties to the instruments as well as change in general market conditions. The change in the fair value of the convertible note hedges and convertible debt conversion liabilities were recognized in net income (loss) for the respective period.

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

Reclassifications: Finance lease assets and related long-term liabilities have been reclassified from Property and Equipment, net and Long-Term Debt, respectively, to Finance lease assets, net and Long-term Obligations - Financing Leases, respectively, in the Consolidated Balance sheet as of December 31, 2018 to conform with the presentation for 2019.

In the first quarter of 2019, the company reassessed the alignment of its reporting segments and combined the former North America/Home Medical Equipment (NA/HME) and Institutional Products Group (IPG) segments into a single operating segment, referred to as North America. This change better reflects how the company manages, allocates resources and assesses performance of the businesses contained in the North America Segment. Additionally, the company reassessed the activity of the businesses in it former Asia Pacific segment and began reporting the Asia Pacific businesses as part of All Other segment, since those businesses, individually and collectively, are not large enough relative to the company's overall business to merit disclosure as a separate reporting segment. The company believes that these changes provide improved transparency of the company's business results to its shareholders, and are better aligned with how the company manages its businesses. Segment results for 2018 have been reclassified to reflect the realignment of the company's reporting segments and be comparable to the segment results for 2019.

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

Table of Contents	Notes to Financial Statements
Accounting Policies

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

Recent Accounting Pronouncements (Not Yet Adopted):
In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Statements." ASU 2016-13 requires a new credit loss standard for most financial assets and certain other instruments. For example, entities will be required to use an "expected loss" model that will generally require earlier recognition of allowances for losses for trade receivables. The standard also requires additional disclosures, including disclosures regarding how an entity tracks credit quality. The amendments in the pronouncement are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Entities could early adopt the amendments as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The company has established procedures and controls to implement the new standard and anticipates the adoption of ASU 2016-13 will not have a material impact on the company's financial statements.

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

Notes to Financial Statements	Table of Contents
Divested Businesses

Divested Businesses

Operations Held for Sale

Prior to 2019, the company had recorded expenses related to the sale of operations held for sale of $2,892,000 of which $2,377,000 has been paid out as of December 31, 2019.

Discontinued Operations
From 2012 through 2014, the company sold three businesses which were classified as discontinued operations. Prior to 2019, the company had recorded cumulative expenses related to the sale of discontinued operations totaling $8,801,000, of which $8,405,000 were paid as of December 31, 2019.

Table of Contents	Notes to Financial Statements
Current Assets

Current Assets

Receivables

Receivables as of December 31, 2019 and 2018 consist of the following (in thousands):

	2019	2018
Accounts receivable, gross	$141,732	$146,482
Customer rebate reserve	(13,922)	(15,452)
Allowance for doubtful accounts	(4,804)	(5,268)
Cash discount reserves	(5,326)	(4,777)
Other, principally returns and allowances reserves	(1,011)	(1,242)
Accounts receivable, net	$116,669	$119,743

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

The company's U.S. customers electing to finance their purchases can do so using DLL. In addition, the company often provides financing directly for its Canadian customers for which DLL is not an option, as DLL typically provides financing to Canadian customers only on a limited basis. The installment receivables recorded on the books of the company represent a single portfolio segment of finance receivables to the independent provider channel and long-term care customers. The portfolio segment comprises two classes of receivables distinguished by geography and credit quality. The U.S. installment receivables are the first class and represent installment receivables re-purchased from DLL because the customers were in default. Default with DLL is defined as a customer being delinquent by three payments. The Canadian installment receivables represent the second class of installment receivables which were originally financed by the company because third party financing was not available to the HME providers. The Canadian installment receivables are typically financed for twelve months and historically have had a very low risk of default.

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

Notes to Financial Statements	Table of Contents
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

Installment receivables as of December 31, 2019 and 2018 consist of the following (in thousands):

	2019			2018
	Current	Long- Term	Total	Current	Long- Term	Total
Installment receivables	$1,192	$1,257	$2,449	$1,986	$1,374	$3,360
Less: Unearned interest	(22)	—	(22)	(22)	—	(22)
	1,170	1,257	2,427	1,964	1,374	3,338
Allowance for doubtful accounts	(434)	(1,080)	(1,514)	(390)	(1,152)	(1,542)
	$736	$177	$913	$1,574	$222	$1,796

Installment receivables purchased from DLL during the twelve months ended December 31, 2019 increased the gross installment receivables balance by $89,000 during the year compared to $1,295,000 in 2018. No sales of installment receivables were made by the company during the year.

The movement in the installment receivables allowance for doubtful accounts was as follows (in thousands):

	2019	2018
Balance as of beginning of period	$1,542	$2,644
Current period provision	479	550
Direct write-offs charged against the allowance	(507)	(1,652)
Balance as of end of period	$1,514	$1,542

Installment receivables by class as of December 31, 2019 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired installment receivables with a related allowance recorded	$1,762	$1,762	$1,497	$—
Canada
Non-impaired installment receivables with no related allowance recorded	670	648	—	92
Impaired installment receivables with a related allowance recorded	17	17	17	—
Total Canadian installment receivables	687	665	17	92
Total
Non-impaired installment receivables with no related allowance recorded	670	648	—	92
Impaired installment receivables with a related allowance recorded	1,779	1,779	1,514	—
Total installment receivables	$2,449	$2,427	$1,514	$92

Table of Contents	Notes to Financial Statements
Current Assets

Installment receivables by class as of December 31, 2018 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired installment receivables with a related allowance recorded	$2,669	$2,669	$1,540	$—
Canada
Non-impaired installment receivables with no related allowance recorded	689	667	—	127
Impaired installment receivables with a related allowance recorded	2	2	2	—
Total Canadian installment receivables	691	669	2	127
Total
Non-impaired installment receivables with no related allowance recorded	689	667	—	127
Impaired installment receivables with a related allowance recorded	2,671	2,671	1,542	—
Total installment receivables	$3,360	$3,338	$1,542	$127
Installment receivables with a related allowance recorded as noted in the table above represent those installment receivables on a non-accrual basis in accordance with ASU 2010-20. As of December 31, 2019, the company had no U.S. installment receivables past due of 90 days or more for which the company is still accruing interest. Individually, all U.S. installment receivables are assigned a specific allowance for doubtful accounts based on management's review when the company does not expect to receive both the contractual principal and interest payments as specified in the loan agreement. In Canada, the company had an immaterial amount of installment receivables which were past due of 90 days or more as of December 31, 2019 and December 31, 2018 for which the company is still accruing interest.

The aging of the company's installment receivables was as follows as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019			December 31, 2018
	Total	U.S.	Canada	Total	U.S.	Canada
Current	$659	$—	$659	$663	$—	$663
0-30 days past due	2	—	2	11	—	11
31-60 days past due	4	—	4	10	—	10
61-90 days past due	—	—	—	6	—	6
90+ days past due	1,784	1,762	22	2,670	2,669	1
	$2,449	$1,762	$687	$3,360	$2,669	$691

Notes to Financial Statements	Table of Contents
Current Assets

Inventories

Inventories as of December 31, 2019 and 2018 consist of the following (in thousands):

	2019	2018
Finished goods	$54,064	$62,766
Raw materials	54,638	55,120
Work in process	11,798	10,237
Inventories, net	$120,500	$128,123

Other Current Assets

Other current assets as of December 31, 2019 and 2018 consist of the following (in thousands):

	2019	2018
Tax receivables principally value added taxes	$16,049	$16,372
Receivable due from information technology provider	6,262	—
Prepaid insurance	2,918	2,626
Service contracts	2,013	2,201
Prepaid social charges	1,216	—
Derivatives (foreign currency forward contracts)	838	1,020
Prepaid inventory	684	521
Recoverable income taxes	297	787
Prepaid debt fees	207	395
Prepaid and other current assets	7,425	7,141
Other Current Assets	$37,909	$31,063

In the fourth quarter of 2019, the company entered into an agreement with to outsource substantially all of the company’s information technology ("IT") business service activities, including, among other things, support, rationalization and upgrading of the company’s legacy information technology systems and implementation of a global enterprise resource planning system. The agreement provides for reimbursement by the IT provider of IT expenses incurred by the company which are shown as Receivable due from IT provider above. The amount of pass through charges will diminish as IT expenses are recorded directly by the IT provider. In addition, a corresponding current payable is due to the IT provider. See "Accrued Expenses" in the notes to the Consolidated Financial Statements included elsewhere in this report.

Regarding prepaid social charges, the company was in a liability position as of December 31, 2018.

Table of Contents	Notes to Financial Statements
Long-Term Assets

Long-Term Assets

Other Long-Term Assets

Other long-term assets as of December 31, 2019 and 2018 consist of the following (in thousands):

	2019	2018
Convertible 2021 note hedge asset	$—	$1,028
Convertible 2022 note hedge asset	—	2,062
Cash surrender value of life insurance policies	2,124	1,948
Deferred financing fees	602	402
Investments	85	90
Long-term installment receivables	177	222
Long-term deferred taxes	928	352
Other	300	256
Other Long-Term Assets	$4,216	$6,360

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

Property and Equipment

Property and equipment as of December 31, 2019 and 2018 consist of the following (in thousands):

	2019	2018
Machinery and equipment	$296,078	$301,039
Land, buildings and improvements	33,054	37,606
Furniture and fixtures	9,898	9,898
Leasehold improvements	9,023	8,847
Capitalized software	3,509	—
Property and Equipment, gross	351,562	357,390
Less allowance for depreciation	(304,955)	(311,406)
Property and Equipment, net	$46,607	$45,984

Machinery and equipment includes demonstration units placed in provider locations which are depreciated to their estimated recoverable values over their estimated useful lives. In the fourth quarter of 2019, the company initiated the first stage of an Enterprise Resource Planning ("ERP") software implementation. As a result of the initiation of the ERP project, the company capitalized certain costs in accordance with ASC 350 as shown in capitalized software above. In the third quarter of 2018, the company agreed to sell its Isny, Germany location with a net book value at the signing of the agreement of approximately $2,900,000, which is included in Land, buildings and improvements in the table above. In accordance with the agreement, control will not transfer to the buyer until April 2020; however, the company received an advance payment of $3,524,000 representing a majority of the proceeds to be received, which is reflected in the investing section of the Consolidated Statement of Cash Flows and classified in Accrued Expenses in the Consolidated Balance Sheets. The company will continue to depreciate the building and expects to record a gain on the transaction when completed in 2020.

Notes to Financial Statements	Table of Contents
Long-Term Assets

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

Goodwill

The carrying amount of goodwill by reporting unit is as follows (in thousands):

	Institutional Products Group	Europe	Consolidated
Balance at December 31, 2017	$28,730	$372,553	$401,283
Foreign currency translation adjustments	(1,353)	(18,657)	(20,010)
Balance at December 31, 2018	27,377	353,896	381,273
Foreign currency translation adjustments	785	(8,655)	(7,870)
Balance at December 31, 2019	$28,162	$345,241	$373,403

In accordance with Intangibles—Goodwill and Other, ASC 350, goodwill is reviewed for impairment. The company first estimates the fair value of each reporting unit and compares the calculated fair value to the carrying value of each reporting unit. A reporting unit is defined as an operating segment or one level below. The company has determined that its reporting units are North America / HME, Europe, Institutional Products Group and Asia Pacific.

The company completes its annual impairment tests in the fourth quarter of each year or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To estimate the fair values of the reporting units, the company utilizes a discounted cash flow method model in which the company forecasts income statement and balance sheet amounts based on assumptions regarding future sales growth, profitability, inventory turns, days' sales outstanding, etc. to forecast future cash flows. The cash flows are discounted using a weighted average cost of capital discount rate where the cost of debt is based on quoted rates for 20-year debt of potential acquirer companies of similar credit risk and the cost of equity is based upon the 20-year treasury rate for the risk-free rate, a market risk premium, the industry average beta and a small cap stock adjustment. The discount rates used have a significant impact upon the discounted cash flow methodology utilized in the company's annual impairment testing as higher discount rates decrease the fair value estimates. The assumptions used are based on a market participant's point of view and yielded a discount rate of 11.88% in 2019 for the company's annual impairment analysis for the reporting units with goodwill compared to 12.41% in 2018 and 9.07% in 2017.

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

While there was no indication of impairment in 2019 related to goodwill for the Europe or Institutional Products Group reporting units, a future potential impairment is possible for these reporting units should actual results differ materially from forecasted results used in the valuation analysis. Furthermore, the company's annual valuation of goodwill can differ materially if the market inputs used to determine the discount rate change significantly. For instance, higher interest rates or greater stock price volatility would increase the discount rate and thus increase the chance of impairment. In consideration of this potential, the company reviewed the results if the discount rate used were 100 basis points higher for the 2019 impairment analysis and determined that there still would not be an indicator of potential impairment for the Europe or Institutional Products Group reporting units.
As part of the company's review of goodwill for impairment, the company also considers the potential for impairment of any other assets. See Intangibles in the Notes to the Consolidated Financial Statements for a description of any intangible impairments.
The change in goodwill from December 31, 2018 to December 31, 2019 was due to foreign currency translation. As part of the company's realignment of its reportable and operating segments in the first quarter of 2019, the company considered whether the reporting units used for purposes of assessing impairment of goodwill should be changed and concluded that no changes were necessary.

Table of Contents	Notes to Financial Statements
Long-Term Assets

Intangibles

All the company's intangible assets have been assigned definite lives and continue to be amortized over their useful lives, except for trademarks shown below, which have indefinite lives.

The changes in intangible balances reflected on the balance sheet from December 31, 2018 to December 31, 2019 were the result of foreign currency translation and amortization except for an intangible impairment noted below and the recording of software licenses related to the Company's ERP implementation.
The company's intangibles consist of the following (in thousands):

	December 31, 2019		December 31, 2018
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer lists	$51,108	$51,108	$51,828	$50,768
Trademarks	23,479	—	24,385	—
License agreements	2,884	770	733	733
Developed technology	7,483	6,642	7,608	6,563
Patents	5,521	5,521	5,500	5,497
Other	1,163	1,150	1,162	1,149
Intangibles	$91,638	$65,191	$91,216	$64,710

Amortization expense related to intangibles was $1,827,000, $2,218,000 and $1,881,000 for 2019, 2018 and 2017, respectively. Estimated amortization expense for each of the next five years is expected to be $399,000 for 2020, $399,000 in 2021, $389,000 in 2022, $389,000 in 2023 and $350,000 in 2024. Amortized intangibles are being amortized on a straight-line basis over remaining lives of 1 to 4 years with most of the intangibles being amortized over an average remaining life of approximately 4 years.

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
During 2019 and 2018, the company recognized an intangible impairment charge in the Institutional Products Group reporting unit, which is part of the North America segment, of $587,000 ($435,000 after-tax) and $583,000 ($431,000 after-tax) respectively, related to a trademark with an indefinite life. The fair value of the trademark was calculated using a relief from royalty payment methodology which requires applying an estimated market royalty rate to forecasted net sales and discounting the resulting cash flows to determine fair value.

Notes to Financial Statements	Table of Contents
Current Liabilities

Current Liabilities

Accrued Expenses

Accrued expenses as of December 31, 2019 and 2018 consisted of accruals for the following (in thousands):

	2019	2018
Salaries and wages	$29,725	$23,289
Taxes other than income taxes, primarily Value Added Taxes	22,194	23,197
Warranty	11,626	16,353
Rebates	10,743	7,966
Severance	7,023	1,657
Professional	6,869	5,888
IT service contracts	6,125	—
Freight	3,744	3,363
Interest	3,608	3,992
Advance payment on sale of land & buildings	3,471	—
Deferred revenue	3,173	2,416
Product liability, current portion	2,736	2,728
IT licenses	2,114	—
Derivatives (foreign currency forward exchange contracts)	905	219
Insurance	699	738
Rent	415	483
Supplemental Executive Retirement Program liability Plan (SERP)	391	391
Other items, principally trade accruals	5,386	7,187
Accrued Expenses	$120,947	$99,867

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

In the fourth quarter of 2019, the company entered into an agreement with an IT provider to outsource substantially all of the company’s information technology business service activities, including, among other things, support, rationalization and upgrading of the company’s legacy information technology systems and implementation of a global enterprise resource planning (“ERP”) system. Accrued expenses related to IT outsourcing are reflected in IT service contracts. Separately, the company entered into licenses for a new ERP system which are shown as IT licenses.

In the third quarter of 2018, the company agreed to sell its Isny, Germany location with a net book value at the signing of the agreement of approximately $2,900,000. In accordance with the agreement, control will not transfer to the buyer until April 2020; however, the company received an advance payment for a portion of the proceeds, as disclosed above. The advance payment was reflected in Other Long-Term Obligations as of December 31, 2018 and in the investing section of the Consolidated Statement of Cash Flows in the third quarter of 2018. The company will continue to record depreciation with respect to the Isny facility until control is transferred and expects to recognized a gain upon closing of the transaction when completed in 2020.

Table of Contents	Notes to Financial Statements
Current Liabilities

The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

	2019	2018
Balance as of January 1	$16,353	$22,468
Warranties provided during the period	5,504	7,106
Settlements made during the period	(10,882)	(13,731)
Changes in liability for pre-existing warranties during the period, including expirations	651	510
Balance as of December 31	$11,626	$16,353

Warranty reserves are subject to adjustment in future periods as new developments change the company's estimate of the total cost.

Notes to Financial Statements	Table of Contents
Long-Term Debt

Long-Term Debt

Debt as of December 31, 2019 and 2018 consisted of the following (in thousands):

	2019	2018
Convertible senior notes at 5.00%, due in February 2021	$56,628	$130,260
Convertible senior notes at 4.50%, due in June 2022	101,815	95,473
Convertible senior notes at 5.00%, due in November 2024	60,817	—
Other obligations	262	—
	219,522	225,733
Less current maturities of long-term debt	(58)	—
Long-Term Debt	$219,464	$225,733

The company had outstanding letters of credit of $8,827,000 and $3,123,000 as of December 31, 2019 and 2018, respectively. There were no borrowings denominated in foreign currencies as of December 31, 2019 or December 31, 2018. For 2019 and 2018, the weighted average interest rate on all borrowings, excluding capital leases, was 4.78% and 4.78%, respectively.

On September 30, 2015, the company entered into an Amended and Restated Revolving Credit and Security Agreement, which was subsequently amended (the "Credit Agreement") and which matures on January 16, 2021. The Credit Agreement was entered into by and among the company, certain of the company's direct and indirect U.S. and Canadian subsidiaries and certain of the company's European subsidiaries (together with the company, the “Borrowers”), certain other of the company's direct and indirect U.S., Canadian and European subsidiaries (the “Guarantors”), and PNC Bank, National Association (“PNC”), JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited, KeyBank National Association, and Citizens Bank, National Association (the “Lenders”). PNC is the administrative agent (the “Administrative Agent”) and J.P. Morgan Europe Limited is the European agent (the “European Agent”) under the Credit Agreement. In connection with entering into the company's Credit Agreement, the company incurred fees which were capitalized and are being amortized as interest expense. As of December 31, 2019, debt fees yet to be amortized through January 2021 totaled $809,000.

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

The aggregate borrowing availability under the U.S. and Canadian Credit Facility is determined based on a borrowing base formula. The aggregate usage under the U.S. and Canadian Credit Facility may not exceed an amount equal to the sum of (a) 85% of eligible U.S. accounts receivable plus (b) the lesser of (i) 70% of eligible U.S. inventory and eligible foreign in-transit inventory and (ii) 85% of the net orderly liquidation value of eligible U.S. inventory and eligible foreign in-transit inventory (not to exceed $4,000,000), plus (c) the lesser of (i) 85% of the net orderly liquidation value of U.S. eligible machinery and equipment and (ii) $146,000 as of December 31, 2019 (subject to reduction as provided in the Credit Agreement), plus (d) 85% of eligible Canadian accounts receivable, plus (e) the lesser of (i) 70% of eligible Canadian inventory and (ii) 85% of the net orderly liquidation value of eligible Canadian inventory, less (f) swing loans outstanding under the U.S. and Canadian Credit Facility, less (g) letters of credit issued and undrawn under the U.S. and Canadian Credit Facility, less (h) a $5,000,000 minimum availability reserve, less (i) other reserves required by the Administrative Agent, and in each case subject to the definitions and limitations in the Credit Agreement. As of December 31, 2019, the company was in compliance with all covenant requirements and had borrowing capacity on the U.S. and Canadian Credit Facility under the Credit Agreement of $22,603,000, considering the minimum availability reserve, then-outstanding letters of credit, other reserves and the $6,750,000 dominion trigger amount described below. Borrowings under the U.S. and Canadian Credit Facility are secured by substantially all the company's U.S. and Canadian assets, other than real estate.

Table of Contents	Notes to Financial Statements
Long-Term Debt

Interest will accrue on outstanding indebtedness under the Credit Agreement at the LIBOR rate, plus a margin ranging from 2.25% to 2.75%, or at the alternate base rate, plus a margin ranging from 1.25% to 1.75%, as selected by the company. Borrowings under the U.S. and Canadian Credit Facility are subject to commitment fees of 0.25% or 0.375% per year, depending on utilization.

The Credit Agreement contains customary representations, warranties and covenants. Exceptions to the operating covenants in the Credit Agreement provide the company with flexibility to, among other things, enter into or undertake certain sale and leaseback transactions, dispositions of assets, additional credit facilities, sales of receivables, additional indebtedness and intercompany indebtedness, all subject to limitations set forth in the Credit Agreement, as amended. The Credit Agreement also contains a covenant requiring the company to maintain minimum availability under the U.S. and Canadian Credit Facility of not less than the greater of (i) 11.25% of the maximum amount that may be drawn under the U.S. and Canadian Credit Facility for five (5) consecutive business days, or (ii) $5,000,000 on any business day. The company also is subject to dominion triggers under the U.S. and Canadian Credit Facility requiring the company to maintain borrowing capacity of not less than $6,750,000 on any business day or $12,500,000 for five consecutive days in order to avoid triggering full control by an agent for the lenders of the company's cash receipts for application to the company's obligations under the agreement.

The Credit Agreement contains customary default provisions, with certain grace periods and exceptions, which provide for events of default that include, among other things, failure to pay amounts due, breach of covenants, representations or warranties, bankruptcy, the occurrence of a material adverse effect, exclusion from any medical reimbursement program, and an interruption of any material manufacturing facilities for more than 10 consecutive days. There were no borrowings outstanding under the U.S. and Canadian Credit Facility at December 31, 2019.

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

The aggregate borrowing availability for each European Borrower under the European Credit Facility is determined based on a borrowing base formula. The aggregate borrowings of each of the European Borrowers under the European Credit Facility may not exceed an amount equal to (a) 85% of the European Borrower's eligible accounts receivable, less (b) the European Borrower's borrowings and swing line loans outstanding under the European Credit Facility, less (c) the European Borrower's letters of credit issued and undrawn under the European Credit Facility, less (d) a $3,000,000 minimum availability reserve, less (e) other reserves required by the European Agent, and in each case subject to the definitions and limitations in the Credit Agreement. As of December 31, 2019, the aggregate borrowing availability to the European Borrowers under the European Credit Facility was approximately $11,913,000, considering the $3,000,000 minimum availability reserve and a $3,375,000 dominion trigger amount described below.

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

Interest will accrue on outstanding indebtedness under the European Credit Facility at the overnight LIBOR rate, plus a margin ranging from 2.50% to 3.00%, or for swing line loans, at the overnight LIBOR rate, plus a margin ranging from 2.50% to 3.00%, as selected by the company. The margin will be adjusted quarterly based on utilization. Borrowings under the European Credit Facility are subject to commitment fees of between 0.25% and 0.375% per year, depending on utilization.

The European Credit Facility is secured by substantially all the personal property assets of the UK Borrower and its in-country subsidiaries, and all the receivables of the French Borrower and its in-country subsidiaries. The UK and French facilities (which compose the European Credit Facility) are cross collateralized, and the U.S. personal property assets previously pledged under the U.S. and Canadian Credit Facility also serve as collateral for the European Credit Facility.

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

Notes to Financial Statements	Table of Contents
Long-Term Debt

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

The European Credit Facility is subject to customary default provisions, with certain grace periods and exceptions, consistent with those applicable to the U.S. and Canadian Credit Facility, which provide that events of default include, among other things, failure to pay amounts due, breach of covenants, representations or warranties, cross-default, bankruptcy, the occurrence of a material adverse effect, exclusion from any medical reimbursement program, and an interruption in the operations of any material manufacturing facility for more than 10 consecutive days. There were no borrowings outstanding under the European Credit Facility at December 31, 2019.
Convertible senior notes due 2021
In the first quarter of 2016, the company issued $150,000,000 aggregate principal amount of 5.00% Convertible Senior Notes due 2021 (the “2021 notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The notes bear interest at a rate of 5.00% per year payable semi-annually in arrears on February 15 and August 15 of each year, beginning August 15, 2016. The notes will mature on February 15, 2021, unless repurchased or converted in accordance with their terms prior to such date. Prior to August 15, 2020, the 2021 notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Prior to May 16, 2019, the 2021 notes were convertible, subject to certain conditions, into cash only. On May 16, 2019, the company obtained shareholder approval under applicable New York Stock Exchange rules such that conversion of the 2021 notes may be settled in cash, the company’s common shares or a combination of cash and the company’s common shares, at the company’s election. At December 31, 2019, $61,091,000 aggregate principal amount of the 2021 Notes remained outstanding, following the repurchase and exchange transactions completed in 2019, as further discussed below.

Holders of the 2021 notes may convert their 2021 notes at their option at any time prior to the close of business on the business day immediately preceding August 15, 2020 only under the following circumstances: (1) during any fiscal quarter commencing after March 31, 2016 (and only during such fiscal quarter), if the last reported sale price of the company’s Common Shares for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price for the 2021 notes on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the Indenture) per one thousand U.S. dollar principal amount of 2021 notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of the company’s Common Shares and the applicable conversion rate for the 2021 notes on each such trading day; or (3) upon the occurrence of specified corporate events described in the Indenture. On or after August 15, 2020 until the close of business on the second scheduled trading day immediately preceding the maturity of the 2021 Notes, holders may convert their 2021 Notes, at the option of the holder, regardless of the foregoing circumstances.
Holders of the 2021 notes will have the right to require the company to repurchase all or some of their 2021 notes at 100% of their principal, plus any accrued and unpaid interest, upon the occurrence of certain fundamental changes. The initial conversion rate is 60.0492 common shares per $1,000 principal amount of 2021 notes (equivalent to an initial conversion price of approximately $16.65 per common share). Until the company received shareholder approval on May 16, 2019 authorizing it to elect to settle future conversions of the 2021 Notes in common shares, the company separately accounted for the conversion features as a derivative. The derivative was capitalized on the balance sheet as a long-term liability with adjustment to reflect fair value each quarter until the change to the conversion features as a result of the shareholder approval received on May 16, 2019 resulted in the termination of the derivative. The fair value of the convertible debt conversion liability at issuance was $34,480,000. The fair value of the convertible debt conversion liability at December 31, 2019 was $0 compared to $1,458,000 as of December 31, 2018. The company recognized a loss of $2,210,000 in 2019 compared to a gain of $51,696,000 in 2018 related to the convertible debt conversion liability.
In connection with the offering of the 2021 notes, the company entered into privately negotiated convertible note hedge transactions with two financial institutions (the “option counterparties”). These transactions cover, subject to customary anti-dilution adjustments, the number of the company's common shares that will initially underlie the

Table of Contents	Notes to Financial Statements
Long-Term Debt

2021 notes, and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the 2021 notes. The company evaluated the note hedges under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the note hedges should be accounted for as derivatives. These derivatives were capitalized on the balance sheet as long-term assets and adjusted to reflect fair value each quarter until no longer accounted for separately as a result of obtaining shareholder approval in May 2019 to settle the Notes with common shares. The fair value of the convertible note hedge assets at issuance was $27,975,000. The fair value of the convertible note hedge asset at December 31, 2019 was $0 compared to $1,028,000 as of December 31, 2018. The company recognized a gain of $2,852,000 in 2019 compared to a loss of $45,887,000 in 2018 related to the convertible note hedge asset.

The company entered into separate, privately negotiated warrant transactions with the option counterparties at a higher strike price relating to the same number of the company's common shares, subject to customary anti-dilution adjustments, pursuant to which the company sold warrants to the option counterparties. The warrants could have a dilutive effect on the company's outstanding common shares and the company's earnings per share to the extent that the price of the company's common shares exceeds the strike price of those warrants. The initial strike price of the warrants is $22.4175 per share and is subject to certain adjustments under the terms of the warrant transactions. The company evaluated the warrants under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the warrants met the definition of a derivative, are indexed to the company's own stock and should be classified in shareholder's equity. The amount paid for the warrants and capitalized in shareholder's equity was $12,376,000.

The net proceeds from the offering of the 2021 notes were approximately $144,034,000, after deducting fees and offering expenses of $5,966,000, which were paid in 2016. These debt issuance costs were capitalized and are being amortized as interest expense through February 2021 unless required to be expensed earlier. In accordance with ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, these debt issuance costs are presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability. Approximately $5,000,000 of the net proceeds from the offering were used to repurchase the company's common shares from purchasers of 2021 notes in the offering in privately negotiated transactions. A portion of the net proceeds from the offering were used to pay the cost of the convertible note hedge transactions (after such cost is partially offset by the proceeds to the company from the warrant transactions), which net cost was $15,600,000.

During the third quarter of 2019, the company used an aggregate of $14,708,000 in cash to repurchase a total amount of $16,000,000 in principal amount of 2021 Notes. After recognizing expenses on unamortized fees and discounts associated with the repurchased 2021 Notes, the repurchases resulted in a net reduction of debt of $14,367,000 and a net loss on the repurchases of $280,000.
During the fourth quarter of 2019, the company entered into separate privately negotiated agreements with certain holders of its 2021 Notes to exchange $72,909,000 in aggregate principal amount of 2021 Notes (the “Exchange Transactions”) for aggregate consideration of $72,909,000 in aggregate principal amount of new 5.00% Convertible Senior Exchange Notes due 2024 (the “2024 Notes”) of the company and $6,928,000 in cash. See "Convertible senior notes due 2024" below for more information. As a result of the exchange transaction in the fourth quarter of 2019 and the repurchase of $16,000,000 in principal amount of 2021 Notes in the third quarter of 2019, a partial unwind of the note hedge options and warrants entered into with the issuance of the 2021 Notes also occurred during the fourth quarter of 2019. Note hedge options outstanding were reduced from the original number of 300,000 to 138,182 and warrants were reduced from the initial number of 9,007,380 to 3,860,624. The partial unwind of the note hedge options and warrants resulted in no net impact to cash or paid in capital.
The liability components of the 2021 notes consist of the following (in thousands):

	December 31, 2019	December 31, 2018
Principal amount of liability component	$61,091	$150,000
Unamortized discount	(3,916)	(17,193)
Debt fees	(547)	(2,547)
Net carrying amount of liability component	$56,628	$130,260

The unamortized discount of $3,916,000 is to be amortized through February 2021. The effective interest rate on the liability component was 11.1%. Non-cash interest expense of $6,672,000 and $6,706,000 was recognized in 2019 and 2018, respectively, in comparison to actual interest expense accrued of $6,803,000 and $7,500,000 in 2019 and 2018, respectively, based on the stated coupon rate of 5.0%. The 2021 notes were not convertible as of December 31, 2019 nor was the applicable conversion threshold met.

Convertible senior notes due 2022

In the second quarter of 2017, the company issued $120,000,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2022 (the “2022 notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 notes bear

Notes to Financial Statements	Table of Contents
Long-Term Debt

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

Holders of the 2022 notes may convert their 2022 notes at their option at any time prior to the close of business on the business day immediately preceding December 1, 2021 only under the following circumstances: (1) during any fiscal quarter commencing after September 30, 2017 (and only during such fiscal quarter), if the last reported sale price of the company’s Common Shares for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price for the 2022 notes on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the Indenture) per one thousand U.S. dollar principal amount of 2022 notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of the company’s Common Shares and the applicable conversion rate for the 2022 notes on each such trading day; or (3) upon the occurrence of specified corporate events described in the Indenture. On or after December 1, 2021 until the close of business on the second scheduled trading day immediately preceding the maturity of the 2022 Notes, holders may convert their 2022 Notes, at the option of the holder, regardless of the foregoing circumstances.

Holders of the 2022 notes will have the right to require the company to repurchase all or some of their 2022 notes at 100% of their principal, plus any accrued and unpaid interest, upon the occurrence of certain fundamental changes. The initial conversion rate is 61.6095 common shares per $1,000 principal amount of 2022 notes (equivalent to an initial conversion price of approximately $16.23 per common share). Until the company received shareholder approval on May 16, 2019 authorizing it to elect to settle future conversions of the 2022 Notes in common shares, the company separately accounted for the conversion features as a derivative. The derivative was capitalized on the balance sheet as a long-term liability with adjustment to reflect fair value each quarter until the change to the conversion features as a result of the shareholder approval received on May 16, 2019 resulted in the termination of the derivative. The fair value of the convertible debt conversion liability at issuance was $28,859,000. The fair value of the convertible debt conversion liability at December 31, 2019 was $0 compared to $2,611,000 at December 31, 2018. The company recognized a loss of $6,193,000 in 2019 compared to a gain of $50,803,000 in 2018 related to the convertible debt conversion liability.

In connection with the offering of the 2022 notes, the company entered into privately negotiated convertible note hedge transactions with one financial institution (the “option counterparty”). These transactions cover, subject to customary anti-dilution adjustments, the number of the company's common shares that will initially underlie the 2022 notes, and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the 2022 notes. The company evaluated the note hedges under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the note hedges should be accounted for as derivatives. These derivatives were capitalized on the balance sheet as long-term assets and will be adjusted to reflect fair value each quarter. The fair value of the convertible note hedge assets at issuance was $24,780,000. The fair value of the convertible note hedge assets at December 31, 2019 was $0 compared to $2,062,000 at December 31, 2018. The company recognized a gain of $6,748,000 in 2019 compared to a loss of $44,618,000 in 2018 related to the convertible note hedge asset.

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

Table of Contents	Notes to Financial Statements
Long-Term Debt

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

The liability components of the 2022 notes consist of the following (in thousands):

	December 31, 2019	December 31, 2018
Principal amount of liability component	$120,000	$120,000
Unamortized discount	(16,027)	(21,476)
Debt fees	(2,158)	(3,051)
Net carrying amount of liability component	$101,815	$95,473

The unamortized discount of $16,027,000 is to be amortized through June 2022. The effective interest rate on the liability component was 10.9%. Non-cash interest expense of $5,448,000 and $4,902,000 was recognized in 2019 and 2018, respectively, in comparison to actual interest expense accrued of $5,400,000 and $5,400,000 for the same periods, based on the stated coupon rate of 4.5%. The 2022 notes were not convertible as of December 31, 2019 nor was the applicable conversion threshold met.
Convertible senior notes due 2024
During the fourth quarter of 2019, the company entered into separate privately negotiated agreements with certain holders of its 2021 Notes to exchange $72,909,000 in aggregate principal amount of 2021 Notes (the “Exchange Transactions”) for aggregate consideration of $72,909,000 in aggregate principal amount of new 5.00% Convertible Senior Exchange Notes due 2024 (the “2024 Notes”) of the company and $6,928,000 in cash.
The notes bear interest at a rate of 5.00% per year payable semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2020. The notes will mature on November 15, 2024, unless repurchased, redeemed or converted in accordance with their terms prior to such date. Prior to May 15, 2024, the 2024 notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The 2024 notes may be settled in cash, the company’s common shares or a combination of cash and the company’s common shares, at the company’s election.

Prior to the maturity of the 2024 Notes, the company may, at its election, redeem for cash all or part of the 2024 Notes if the last reported sale price of the company’s common shares equals or exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the company provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the 2024 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date (subject to certain limited exceptions). No sinking fund is provided for the 2024 Notes, which means the company is not required to redeem or retire the 2024 Notes periodically.
Holders of the 2024 notes may convert their 2024 notes at their option at any time prior to the close of business on the business day immediately preceding May 15, 2024 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending December 31, 2016 (and only during such calendar quarter), if the last reported sale price of the company’s Common Shares for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2024 notes on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the Indenture) per one thousand U.S. dollar principal amount of 2024 notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of the company’s Common Shares and the applicable conversion rate for the 2024 notes on each such trading day; (3) upon the occurrence of specified corporate events described in the Indenture; or (4) if the company calls the 2024 Notes for redemption pursuant to the terms of the Indenture. Holders of the 2024 notes will have the right to require the company to repurchase all or some of their 2024 notes at 100% of their principal, plus any accrued and unpaid interest, upon the occurrence of certain fundamental changes. The initial conversion rate is 67.6819 common shares per $1,000 principal amount of 2024 notes (equivalent to an initial conversion price of approximately $14.78 per common share). On or after May 15, 2024 until the close of business on the second scheduled trading day immediately preceding the maturity of the 2024 Notes, holders may convert their 2024 Notes, at the option of the holder, regardless of the foregoing circumstances.

A loss of $5,885,000 was recorded a part of the exchange transaction, which included the write-off of fees related to the portion of the 2021 note exchanged. Debt issuance costs of $1,394,000 were capitalized and are being amortized as interest expense through November 15. In accordance with

Notes to Financial Statements	Table of Contents
Long-Term Debt

ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, these debt issuance costs are presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability. The liability components of the 2024 notes consist of the following (in thousands):

December 31, 2019
Principal amount of liability component	$72,909
Unamortized discount	(10,733)
Debt fees	(1,359)
Net carrying amount of liability component	$60,817

The unamortized discount of $10,733,000 is to be amortized through November 15, 2024. The effective interest rate on the liability component was 8.77%. Non-cash interest expense of $205,000 was recognized in 2019 in comparison to actual interest expense accrued of $456,000 in 2019 based on the stated coupon rate of 5.0%. The 2024 notes were not convertible as of December 31, 2019 nor was the applicable conversion threshold met.

The aggregate minimum maturities of long-term debt for each of the next five years are as follows: $4,825,000 in 2020, $66,802,000 in 2021, $124,654,000 in 2022, $4,500,000 in 2023, and $77,311,000 in 2024. Interest paid on all borrowings was $15,042,000, $14,526,000 and $11,955,000 in 2019, 2018 and 2017, respectively.

Table of Contents	Notes to Financial Statements
Other Long-Term Obligations

Other Long-Term Obligations

Other long-term obligations as of December 31, 2019 and 2018 consist of the following (in thousands):

	2019	2018
Deferred income taxes	$23,376	$24,681
Product liability	13,414	13,865
Pension	7,006	6,670
Deferred gain on sale leaseback	5,819	6,124
Supplemental Executive Retirement Plan liability	5,433	5,250
Deferred compensation	5,354	5,577
Uncertain tax obligation including interest	2,612	2,140
Advance payment on sale of land & buildings	—	3,524
Convertible 2022 debt conversion liability	—	2,611
Convertible 2021 debt conversion liability	—	1,458
Other	3,935	3,065
Other long-term obligations	$66,949	$74,965

The convertible debt conversion liability amounts included in the above table represent the fair values of the conversion liabilities as of December 31, 2019 and December 31, 2018. On May 16, 2019, the company received shareholder approval authorizing it to elect to settle future conversions of convertible notes in common shares. As a result of the shareholder approval, the conversion liabilities and note hedge assets may no longer be bifurcated and accounted for as separate derivatives and thus they are no longer accounted for by the company as separate obligations. See "Long-Term Debt" in the notes to the Consolidated Financial Statements included elsewhere in this report for more detail.

On April 23, 2015, the company entered into a real estate sales leaseback transaction which resulted in the recording of an initial deferred gain of $7,414,000, the majority of which is included in Other Long-Term Obligations and will be recognized over the 20-year life of the leases. The gain realized was $295,000 and $284,000 as of December 31, 2019 and 2018, respectively.

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

Notes to Financial Statements	Table of Contents
Leases and Commitments

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

The company leases a portion of its facilities, transportation equipment, data processing equipment and certain other equipment. These leases have terms from 1 to 20 years and provide for renewal options. Generally, the company is required to pay taxes and normal expenses associated with operating the facilities and equipment. As of December 31, 2019, the company is committed under non-cancelable operating leases, which have initial or remaining terms in excess of one year and expire on various dates through 2035.
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
In connection with the transaction, the requirements for sale lease-back accounting were met. Accordingly, the company recorded the sale of the properties, removed the related property and equipment from the company's balance sheet, recognized an initial deferred gain of $7,414,000 and an immediate loss of $257,000 related to one property and recorded new lease liabilities. Specifically, the company recorded four capital leases totaling $32,339,000 and one operating lease related to leased land, which was not a material component of the transaction. The gains on the sales of the properties were required to be deferred and recognized over the life of the leases as the property sold is being leased back. The deferred gain is classified under Other Long-Term Obligations on the Consolidated Balance Sheet. The gains realized in 2019 were $295,000, as compared to $284,000 in 2018.

In December 2018, the company entered into a 20-year lease agreement in Germany. The lease is not expected to commence until April 2020.

Lease expenses for the year ended December 31, 2019 and December 31, 2018, respectively, were as follows (in thousands):

	2019	2018
Operating leases	$10,550	$17,024
Variable and short-term leases	2,848	—
Total operating leases	$13,398	$17,024

Finance lease interest cost	$1,316	$1,134
Finance lease depreciation	2,658	2,305
Total finance leases	$3,974	$3,439

Future minimum operating and capital lease commitments, as of December 31, 2019, are as follows (in thousands):

	Finance Leases	Operating Leases
2020	$3,785	$8,063
2021	3,510	6,144
2022	2,507	3,775
2023	2,452	1,419
2024	2,445	1,113
Thereafter	25,054	1,111
Total future minimum lease payments	39,753	21,625
Amounts representing interest	(10,759)	(2,775)
Present value of minimum lease payments	28,994	18,850
Less: current maturities of lease obligations	(2,514)	(6,790)
Long-term lease obligations	$26,480	$12,060

Table of Contents	Notes to Financial Statements
Leases and Commitments

Supplemental cash flow amounts for the year ended December 31, 2019 were as follows (in thousands):

Cash Activity: Cash paid in measurement of amounts for lease liabilities	December 31, 2019
Operating Leases	$13,456
Financing Leases	3,696
Total	$17,152

Non-Cash Activity: Right-of-use assets obtained in exchange for lease obligations	December 31, 2019
Operating Leases	$1,554
Financing Leases	1,377
Total	$2,931

Weighted-average remaining lease terms and discount rates for finance and operating leases are as follows as of December 31, 2019:

December 31, 2019
Weighted-average remaining lease term - finance leases	14.3 years
Weighted-average remaining lease term - operating leases	3.7 years
Weighted-average discount rate - finance leases	3.92%
Weighted-average discount rate - operating leases	7.77%

Notes to Financial Statements	Table of Contents
Retirement and Benefit Plans

Retirement and Benefit Plans

Substantially all full-time salaried and hourly domestic employees are included in the Invacare Retirement Savings Plan sponsored by the company. The company makes matching cash contributions up to 66.7% of employees' contributions up to 3% of compensation. The company also makes quarterly contributions to this Plan equal to a percentage of qualified wages. In 2019, quarterly contributions were made at 1% of qualified wages. The company may make discretionary contributions to the domestic plans based on an annual resolution of the Board of Directors. Contribution expense for the Invacare Retirement Savings Plan in 2019, 2018 and 2017 was $1,765,000, $1,786,000 and $2,131,000, respectively.

The company sponsors a Deferred Compensation Plus Plan covering certain employees, which provides for elective deferrals and the company retirement deferrals so that the total retirement deferrals equal amounts that would have contributed to the company's principal retirement plans if it were not for limitations imposed by income tax regulations.

The company sponsors a non-qualified defined benefit Supplemental Executive Retirement Plan (SERP) for certain key executives. Effective December 31, 2008, the SERP was amended, in part to comply with IRS Section 409A. As a result of the amendment, the plan became a defined benefit cash balance plan for the non-retired participants and thus, payments by the company since December 31, 2008 have been based upon a cash balance formula with interest credited at a rate determined annually by the Compensation and Management Development Committee of the Board of Directors. In 2019, 2018 and 2017, respectively, interest was credited at 0% for active participants in the SERP. The plan continues to be unfunded with individual hypothetical accounts maintained for each participant.

The SERP projected benefit obligation related to this unfunded plan was $5,824,000 and $5,641,000 at December 31, 2019 and December 31, 2018, respectively, and the accumulated benefit obligation was $5,824,000 and $5,641,000 at December 31, 2019 and December 31, 2018, respectively. The projected benefit obligations were calculated using an assumed future salary increase of 3.25% at December 31, 2019 and 2018, respectively. The assumed discount rate, relevant for three participants unaffected by the plan conversion was 3.22% and 4.22% for 2019 and 2018, respectively, based upon the discount rate on high-quality fixed-income investments without adjustment. The retirement age was 67 for 2019 and 2018, respectively. The mortality assumptions used for 2019 and 2018 were based upon the RP-2014 White Collar Fully Generational Mortality Table using Scale MP-2018.

Expense for the SERP in 2019 was $574,000 compared to expense of $5,000 and $414,000 in 2018 and 2017, respectively. The expense was composed of interest expense of $392,000 in 2019, interest income of $193,000 in 2018 and interest expense of $246,000 in 2017, respectively, with the remaining non-interest expense related to service costs, prior service costs and other gains/losses. Benefit payments in 2019, 2018 and 2017 were $391,000, $391,000 and $391,000, respectively.

The company also sponsors a Death Benefit Only Plan (DBO) for certain key executives that provides a benefit equal to three times the participant's final target earnings should the participant's death occur while an employee and a benefit equal to one time the participant's final earnings upon the participant's death after normal retirement or if a participant dies after his or her employment with the company is terminated following a change in control of the company. Expense for the plan in 2019 was $561,000 compared to income of $151,000 in 2018 and expense of $150,000 in 2017. The 2019 and 2017 amounts contained service and accrual adjustment expense of $488,000 and $69,000, respectively, compared to income of $253,000 in 2018, with the remaining activity in each year related to interest costs. There were no benefit payments in 2019, 2018 or 2017. In conjunction with the company's DBO, the company has invested in life insurance policies related to certain employees to help satisfy the DBO obligations.

In Europe, the company maintains a defined benefit plan in Switzerland. The statutory pension plan is maintained with a private insurance company and, in accordance with Swiss law, the plan functions as defined contribution plan whereby employee and employer contributions are defined as a percentage of individual salary depending on the age of the employee and a guaranteed interest rate, which is annually defined by the Swiss Pension Fund. Under U.S. GAAP, the plan is treated as defined benefit plan. Expense for the European plan was $34,000, $1,079,000 and $436,000 in 2019, 2018 and 2017, respectively.

Table of Contents	Notes to Financial Statements
Revenue

Revenue

The company has two revenue streams: product and services. Services include repair, refurbishment, preventive maintenance and rental of product. Services for the North America (N.A.) segment include maintenance and repair of product. Services for the Europe segment include repair, refurbishment and preventive maintenance services. Services in All other, are in the Asia Pacific region, and include rental and repair of product.

The following tables disaggregate the company's revenues by major source and by reportable segment for the year ended December 31, 2019 and December 31, 2018 (in thousands):

	2019
	Product	Service	Total
Europe	$519,160	$13,888	$533,048
N.A.	346,642	1,559	348,201
Other	41,852	4,863	46,715
Total	$907,654	$20,310	$927,964
% Split	98%	2%	100%

	2018
	Product	Service	Total
Europe	$544,517	$14,001	$558,518
N.A.	362,431	2,159	364,590
Other	44,393	4,846	49,239
Total	$951,341	$21,006	$972,347
% Split	98%	2%	100%

The company's revenues are principally related to the sale of products, approximately 98%, with the remaining 2% related to services including repair, refurbishment, preventive maintenance and rental of product. While the company has a significant amount of contract types, the sales split by contract type is estimated as follows: general terms and conditions (31%), large national customers (26%), governments, principally pursuant to tender contracts (20%) and other customers including buying groups and independent customers (23%).

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

Depending on the terms of the contract, the company may defer the recognition of a portion of the revenue at the end of a reporting period to align with transfer of control of the company's products to the customer. In addition, to the extent performance obligations are satisfied over time, the company defers revenue recognition until the performance obligations are satisfied. As of December 31, 2019 and December 31, 2018, the company had deferred revenue of $3,173,000 and $2,416,000, respectively, related to outstanding performance obligations.

Notes to Financial Statements	Table of Contents
Equity Compensation

Equity Compensation

The company's Common Shares have a $.25 stated value. The Common Shares and the Class B Common Shares generally have identical rights, terms and conditions and vote together as a single class on most issues, except that the Class B Common Shares have ten votes per share and, in general, can only be transferred to family members or for estate planning purposes. Holders of Class B Common Shares are entitled to convert their shares into Common Shares at any time on a share-for-share basis. When Class B Common Shares are transferred out of a familial relationship, they automatically convert to Common Shares. The Board of Directors suspended further dividends on the Class B Common Shares.

As of December 31, 2019, 6,357 Class B Common Shares remained outstanding. Prior conversions of Class B Common Shares have substantially diminished the significance of the company's dual class voting structure. As of December 31, 2019, the holders of the Common Shares represent approximately 99.9% of the company's total outstanding voting power.

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
The Compensation and Management Development Committee of the Board (the “Compensation Committee”), in its discretion, may grant an award under the 2018 Plan to any director or employee of the company or an affiliate. As of December 31, 2019, 3,851,945 Common Shares were available for future issuance under the 2018 Plan in connection with the following types of awards with respect to the company's Common Shares: incentive stock options, nonqualified stock options, SARs, restricted stock, restricted stock units, unrestricted stock and performance shares. The Compensation Committee also may grant performance units that are payable in cash. The Compensation Committee has the authority to determine which participants will receive awards, the amount of the awards and the other terms and conditions of the awards.  The Common Shares authorized for issuance under the 2018 Plan includes an additional 3,000,000 Common Shares that were approved by shareholders at the company’s 2019 annual meeting on May 16, 2019.

At December 31, 2019, an aggregate of 905,263 Common Shares underlie awards which forfeited or expired unexercised under the 2003 and 2013 Plans and thus are available to be transferred under the 2018 Plan.
The 2018 Plan provides that shares granted come from the company's authorized but unissued Common Shares or treasury shares. In addition, the company's stock-based compensation plans allow employee participants to exchange shares for minimum withholding taxes, which results in the company acquiring treasury shares. Under these provisions, the company acquired approximately 112,000 treasury shares for $894,000 in 2019, 140,000 shares for $2,427,000 in 2018 and 85,000 shares for $1,276,000 in 2017.

Table of Contents	Notes to Financial Statements
Equity Compensation

The amounts of equity-based compensation expense recognized as part of SG&A expenses in All Other in business segment reporting were as follows (in thousands):

	2019	2018	2017
Non-qualified and performance stock options	$1,939	$201	$865
Restricted stock / units	4,772	4,305	4,648
Performance shares / units	4,399	777	1,834
Total stock-based compensation expense	$11,110	$5,283	$7,347

As of December 31, 2019, unrecognized compensation expense related to equity-based compensation arrangements granted under the company's 2018 Plan and previous plans, which is related to non-vested options and shares, was as follows (in thousands):

	2019	2018	2017
Non-qualified and performance stock options	$—	$1,939	$2,502
Restricted stock and restricted stock units	8,453	7,469	7,005
Performance shares and performance share units	8,269	7,441	5,523
Total unrecognized stock-based compensation expense	$16,722	$16,849	$15,030

Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures and for updated vesting assumptions for the performance share awards (see "Stock Options" and "Performance Shares and Performance Share Units" below). No tax benefits for share-based compensation were realized during 2019, 2018 and 2017 due to a valuation allowance against deferred tax assets. In accordance with ASC 718, any tax benefits resulting from tax deductions in excess of the compensation expense recognized is classified as a component of financing cash flows.

Stock Options

Generally, non-qualified stock option awards have a term of ten years and were granted with an exercise price per share equal to the fair market value of the company's Common Shares on the date of grant. Stock option awards granted in 2017 were performance-based awards which became exercisable based upon achievement of the performance goals established by the Compensation Committee as achieved over a 3-year period ending in 2019 which were subject to the Compensation Committee's exercise of negative discretion to reduce the number of options vested based on the progress towards the company's transformation.

The following table summarizes information about stock option activity for the three years ended 2019, 2018 and 2017:

	2019	Weighted Average Exercise Price	2018	Weighted Average Exercise Price	2017	Weighted Average Exercise Price
Options outstanding at January 1	1,885,362	$18.78	2,631,569	$19.44	2,542,732	$21.19
Granted	—	—	—	—	756,420	12.15
Exercised	—	—	(184,549)	14.28	(193,263)	13.51
Canceled	(444,160)	20.49	(561,658)	23.34	(474,320)	19.45
Options outstanding at December 31	1,441,202	$18.26	1,885,362	$18.78	2,631,569	$19.44
Options exercise price range at December 31	$ 12.15 to		$ 12.15 to		$ 12.15 to
	$33.36		$33.36		$33.36
Options exercisable at December 31	910,267		1,354,202		2,029,773
Shares available for grant at December 31*	3,851,945		3,994,255		2,131,355
 ________________________

*
Shares available for grant under the 2018 Plan as of December 31, 2019 reduced by net restricted stock and restricted stock unit and performance share and performance share unit award activity of (510,028) shares and 812,396 shares, respectively.

Notes to Financial Statements	Table of Contents
Equity Compensation

The following table summarizes information about stock options outstanding at December 31, 2019:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding At 12/31/19	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable At 12/31/19	Weighted Average Exercise Price
$ 12.15 – $20.00	792,284	5.8	$12.75	261,349	$13.98
$ 20.01 – $25.00	306,999	1.7	24.45	306,999	24.45
$ 25.01 – $30.00	337,423	0.6	25.33	337,423	25.33
$ 30.01 – $33.36	4,496	1.4	33.36	4,496	33.36
Total	1,441,202	3.7	$18.26	910,267	$21.82

The 2018 Plan provides for a one-year minimum vesting period for stock options and, generally, options must be exercised within ten years from the date granted. No stock options were issued in 2019 or 2018 and those issued in 2017 were performance-based and vested after the conclusion of the three-year performance period ended December 31, 2019 based on achievement of performance goals established by the Compensation Committee and subject to the Compensation Committee's exercise of negative discretion to reduce the number of options vested based on the progress towards the company's transformation. All other outstanding stock options were issued in 2014 or prior years and were not performance-based.

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

The weighted-average fair value of options granted in 2017 was $5.38. The weighted-average remaining contractual life of options outstanding at December 31, 2019, 2018 and 2017 was 3.7, 3.8 and 3.9 years, respectively. The weighted-average contractual life of options exercisable at December 31, 2019 was 1.6 years. The total intrinsic value of stock awards exercised in 2019, 2018 and 2017 was $0, $755,000 and $350,000, respectively. As of December 31, 2019 and 2018, the intrinsic value of all options outstanding and of all options exercisable was $0 and $0, respectively.

The exercise of stock awards in 2019, 2018 and 2017 resulted in cash received by the company totaling $0, $2,626,000 and $2,676,000 for each period, respectively with no tax benefits for any period. The total fair value of awards vested during 2019, 2018 and 2017 was $2,844,000, $1,000 and $363,000, respectively.

Table of Contents	Notes to Financial Statements
Equity Compensation

Restricted Stock and Restricted Stock Units

The following table summarizes information about restricted shares and restricted share units (primarily for non-U.S. recipients):

	2019	Weighted Average Fair Value	2018	Weighted Average Fair Value	2017	Weighted Average Fair Value
Stock / Units unvested at January 1	637,663	$15.04	776,520	$13.75	878,356	$15.87
Granted	828,484	9.86	377,299	17.48	523,412	12.37
Vested	(309,150)	14.26	(386,275)	15.05	(369,128)	16.63
Canceled	(191,912)	12.60	(129,881)	14.43	(256,120)	14.02
Stock / Units unvested at December 31	965,085	$11.32	637,663	$15.04	776,520	$13.75

The restricted stock awards generally vest ratably over the three years after the award date. Unearned restricted stock compensation, determined as the market value of the shares at the date of grant, is being amortized on a straight-line basis over the vesting period.

Performance Shares and Performance Share Units

The following table summarizes information about performance shares and performance share units (primarily for non-U.S. recipients):

	2019	Weighted Average Fair Value	2018	Weighted Average Fair Value	2017	Weighted Average Fair Value
Shares / Units unvested at January 1	448,294	$14.37	457,879	$12.33	309,468	$14.58
Granted	576,737	9.93	205,164	17.48	336,694	12.02
Vested	(255,259)	12.02	(155,766)	12.82	—	—
Canceled	(16,500)	11.99	(58,983)	13.43	(188,283)	15.48
Shares / Units unvested at December 31	753,272	$11.82	448,294	$14.37	457,879	$12.33

During 2019, 2018 and 2017, the performance shares and performance share units (for non-U.S. recipients) were granted as performance awards with a 3-year performance period with payouts based on achievement of certain performance goals. The awards are classified as equity awards as they will be settled in common shares upon vesting. The number of shares earned will be determined at the end of the three-year performance period based on achievement of performance criteria for January 1, 2019 through December 31, 2021 established by the Compensation Committee at the time of grant. Recipients will be entitled to receive a number of Common Shares equal to the number of performance shares that vest based upon the levels of achievement which may range between 0% and 150% of the target number of shares with the target being 100% of the initial grant.

The fair value of the performance awards is based on the stock price on the date of grant discounted for the estimated value of dividends foregone as the awards are not eligible for dividends except to the extent vested. The company assesses the probability that the performance targets will be met with expense recognized whenever it is probable that at least the minimum performance criteria will be achieved. Depending upon the company's assessment of the probability of achievement of the goals, the company may not recognize any expense associated with performance awards in a given period, may reverse prior expense recorded or record additional expense to make up for expense not recorded in a prior period. Performance award compensation expense is generally expected to be recognized over three years. Performance award expense was recognized at 75% of target for the 2016 awards, which vested on December 31, 2019, and at 122.5% to 146.45% for the 2017 awards, which vested on December 31, 2019. The company continues to recognize expense related to the awards granted in 2018 and 2019 as it is considered probable that the performance goals for those awards will be met.

Notes to Financial Statements	Table of Contents
Accumulated Other Comprehensive Income

Accumulated Other Comprehensive Income (Loss) by Component

Changes in accumulated other comprehensive income ("OCI") during the year ended December 31, 2019 were as follows (in thousands):

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
December 31, 2018	$12,244	$2,662	$(2,703)	$590	$12,793
OCI before reclassifications	(3,346)	(5,153)	(1,157)	1,958	(7,698)
Amount reclassified from accumulated OCI	—	—	561	(2,528)	(1,967)
Net current-period OCI	(3,346)	(5,153)	(596)	(570)	(9,665)
December 31, 2019	$8,898	$(2,491)	$(3,299)	$20	$3,128

Changes in OCI during the year ended December 31, 2018 were as follows (in thousands):

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
December 31, 2017	$50,376	$(4,612)	$(7,652)	$(1,242)	$36,870
OCI before reclassifications	(38,132)	7,274	5,100	2,098	(23,660)
Amount reclassified from accumulated OCI	—	—	(151)	(266)	(417)
Net current-period OCI	(38,132)	7,274	4,949	1,832	(24,077)
December 31, 2018	$12,244	$2,662	$(2,703)	$590	$12,793

Reclassifications out of accumulated OCI for the year ended December 31, 2019 and December 31, 2018 were as follows (in thousands):

	Amount reclassified from OCI		Affected line item in the Statement of Comprehensive (Income) Loss
	2019	2018
Defined Benefit Plans:
Service and interest costs	$561	$(151)	Selling, General and Administrative
Tax	—	—	Income Taxes
Total after tax	$561	$(151)

Derivatives:
Foreign currency forward contracts hedging sales	$(52)	$1,352	Net Sales
Foreign currency forward contracts hedging purchases	(2,673)	(1,591)	Cost of Products Sold
Total loss (income) before tax	(2,725)	(239)
Tax	197	(27)	Income Taxes
Total after tax	$(2,528)	$(266)

Table of Contents	Notes to Financial Statements
Capital Stock

Capital Stock

Capital stock activity for 2019, 2018 and 2017 consisted of the following (in thousands of shares):

	Common Stock Shares	Class B Shares	Treasury Shares
January 1, 2017 Balance	35,318	729	(3,616)
Conversion of Class B to Common	723	(723)	—
Exercise of stock options	193	—	(4)
Restricted stock awards	298	—	(81)
December 31, 2017 Balance	36,532	6	(3,701)
Exercise of stock options	185	—	(50)
Restricted stock awards	293	—	(90)
December 31, 2018 Balance	37,010	6	(3,841)
Restricted and performance stock awards	599	—	(112)
December 31, 2019	37,609	6	(3,953)

Stock awards for 191,912, 129,881 and 256,120 shares were canceled in 2019, 2018 and 2017, respectively. In 2019, 2018 and 2017, dividends of $0.05 per Common Share were declared and paid. In 2018, dividends of $0.023 and $0.034 were declared and paid, respectively, per Class B Common Share as the Board of Directors suspended further dividends on the Class B Common Shares. In 2017, dividends of $0.045 per Class B Common Share were declared and paid, respectively.

Notes to Financial Statements	Table of Contents
Charges Related to Restructuring

Charges Related to Restructuring Activities

The company's restructuring charges were originally necessitated primarily by continued declines in Medicare and Medicaid reimbursement by the U.S. government, as well as similar healthcare reimbursement pressures abroad, which negatively affect the company's customers (e.g. home health care providers) and continued pricing pressures faced by the company due to the outsourcing by competitors to lower cost locations. Restructuring decisions were also the result of reduced profitability in each of the segments. In addition, as a result of the company's transformation strategy, additional restructuring actions were implemented in 2017 and have continued into 2019.

Charges for the year ended December 31, 2017 totaled $12,274,000 which were related to North America ($8,889,000), Europe ($1,975,000) and All Other ($1,410,000). In North America, costs were incurred related to severance ($8,162,000) and lease termination costs ($727,000). The European charges were incurred related to severance ($1,753,000) and lease termination costs ($222,000). The European and All Other charges were for severance costs. Payments for the year ended December 31, 2017 were $10,438,000 and the cash payments were funded with company's cash on hand. The 2017 charges have been paid out.

Charges for the year ended December 31, 2018 totaled $3,481,000 which were related to North America ($1,359,000), Europe ($1,773,000) and All Other

($349,000). In North America, costs were incurred related to severance ($1,471,000) and lease termination reversals were recognized ($112,000). The European and All Other charges were incurred related to severance costs. Payments for the year ended December 31, 2018 were $5,804,000 and the cash payments were funded with company's cash on hand. Most of the 2018 charges have been paid out.

Charges for the year ended December 31, 2019 totaled $11,829,000 which were related to North America ($1,617,000), Europe ($9,579,000) and All Other ($633,000). In North America, costs were incurred related to severance ($1,573,000) and lease termination costs ($44,000). The European charges were incurred related to severance ($9,356,000) and lease termination costs ($223,000) while All Other charges were related to severance. The majority of the 2019 charges are expected to be paid out within twelve months.

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

A progression by reporting segment of the accruals recorded as a result of the restructuring is as follows (in thousands):

	Severance	Contract Terminations	Total
January 1, 2017 Balance
North America	$783	$120	$903
All Other	1,266	—	1,266
Total	2,049	120	2,169
Charges
North America	8,162	727	8,889
Europe	1,753	222	1,975
All Other	1,410	—	1,410
Total	11,325	949	12,274
Payments
North America	(6,506)	(680)	(7,186)
Europe	(1,504)	(88)	(1,592)
All Other	(1,660)	—	(1,660)
Total	$(9,670)	$(768)	$(10,438)

Table of Contents	Notes to Financial Statements
Charges Related to Restructuring

	Severance	Contract Terminations	Total
December 31, 2017 Balance
North America	$2,439	$167	$2,606
Europe	249	134	383
All Other	1,016	—	1,016
Total	3,704	301	4,005
Charges
North America	1,471	(112)	1,359
Europe	1,773	—	1,773
All Other	349	—	349
Total	3,593	(112)	3,481
Payments
North America	(3,254)	(30)	(3,284)
Europe	(1,841)	(134)	(1,975)
All Other	(545)	—	(545)
Total	(5,640)	(164)	(5,804)
December 31, 2018 Balance
North America	656	25	681
Europe	181	—	181
All Other	820	—	820
Total	1,657	25	1,682
Charges
North America	1,573	44	1,617
Europe	9,356	223	9,579
All Other	633	—	633
Total	11,562	267	11,829
Payments
North America	(2,018)	(69)	(2,087)
Europe	(3,131)	(219)	(3,350)
All Other	(1,047)	—	(1,047)
Total	(6,196)	(288)	(6,484)
December 31, 2019 Balance
North America	211	—	211
Europe	6,406	4	6,410
All Other	406	—	406
Total	$7,023	$4	$7,027

Notes to Financial Statements	Table of Contents
Income Taxes

Income Taxes

Earnings (loss) from continuing operations before income taxes consist of the following (in thousands):

	2019	2018	2017
Domestic	$(66,135)	$(72,703)	$(96,343)
Foreign	22,110	38,601	30,093
	$(44,025)	$(34,102)	$(66,250)

The company has provided for income taxes (benefits) from continuing operations as follows (in thousands):

	2019	2018	2017
Current:
Federal	$152	$(202)	$(125)
State	(90)	147	(437)
Foreign	10,070	12,675	15,223
	10,132	12,620	14,661
Deferred:
Federal	(148)	(2,073)	(2,164)
State	—	—	—
Foreign	(682)	(727)	(2,206)
	(830)	(2,800)	(4,370)
Income Taxes	$9,302	$9,820	$10,291

Included in the 2018 Federal deferred taxes is a benefit of $680,000 related to an intra-period allocation to continuing operations. A charge in an equal amount is in other comprehensive income. In addition, included in deferred federal taxes is a benefit of $148,000 and $2,023,000 in 2019 and 2018, respectively, which resulted from the effective of indefinite intangibles and a related 2018 indefinite loss carryforward created, due to the U.S. tax reform legislation, resulting in a deferred tax benefit.

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

Deemed Repatriation Transition Tax: The Deemed Repatriation Transition tax (Transition Tax) is a tax on previously untaxed accumulated and current earnings and profit (E&P) of certain of our foreign subsidiaries. To determine the amount of Transition Tax, a company must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries as well as the amount of non-U.S. income taxes paid on such earnings. The company believed it had an overall foreign E&P deficit and accordingly did not record any provisional Transition Tax obligation as of December 31, 2017. During 2018, the company concluded it did not have a transitional tax liability.

Table of Contents	Notes to Financial Statements
Income Taxes

The company determined at December 31, 2017 the provisional calculations would be finalized after the underlying timing differences and foreign earnings and profits were finalized with the company's 2017 federal tax return filing. The provision calculations were finalized in 2018 with the company's federal tax return.

The company has historically considered the undistributed earnings of the company's foreign subsidiaries to be indefinitely reinvested, and, accordingly, no taxes have been provided on such earnings (other than earnings of our Chinese subsidiary). The company continues to evaluate its plans for reinvestment or repatriation of unremitted foreign earnings and has not changed its previous indefinite reinvestment determination following the enactment of the Tax Act. As a result of U.S. tax reform legislation, distributions of profits from non-U.S. subsidiaries are not expected to cause a significant incremental U.S. tax impact in the future. However, these distributions may be subject to non-U.S. withholding taxes if profits are distributed from certain jurisdictions. Undistributed profits of non-U.S. subsidiaries of approximately $36.3 million are considered indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability related to indefinitely reinvested profits is not practicable.

The company regularly reviews its cash positions and its determination of permanent reinvestment of foreign earnings. If the company determines all or a portion of such foreign earnings are no longer indefinitely reinvested, the company may be subject to additional foreign withholding taxes and U.S. state income taxes.

A reconciliation to the effective income tax rate from the federal statutory rate is as follows:

	2019	2018	2017
Statutory federal income tax rate (benefit)	(21.0)%	(21.0)%	(35.0)%
State and local income taxes, net of federal income tax benefit	(0.2)	0.3	(0.4)
Tax credits	—	—	(0.2)
Expiring foreign tax credits	40.2	4.7	2.1
Foreign taxes at other than the federal statutory rate (including tax holidays)	5.1	12.9	(1.3)
Federal and foreign valuation allowance	(20.4)	35.6	46.2
Withholding taxes	0.1	0.2	0.1
Unremitted earnings	0.1	—	(1.1)
Dividends	—	—	5.7
Debt repurchase	1.7	—	—
Foreign branch activity	12.4	0.1	(1.2)
Uncertain tax positions	1.4	(1.9)	0.1
Effects of US Tax Reform	—	—	(2.4)
Intraperiod allocations to OCI	—	(2.0)	—
Other, net	1.7	(0.1)	2.9
Effective federal income tax rate	21.1%	28.8%	15.5%

At December 31, 2019, total deferred tax assets were $178,632,000, total deferred tax liabilities were $38,290,000 and the tax valuation allowance total was $162,790,000 for a net deferred income tax liability of $22,448,000 compared to total deferred tax assets of $178,301,000, total deferred tax liabilities of $27,971,000 and a tax valuation allowance total of $174,659,000 for a net deferred income tax liability of $24,329,000 at December 31, 2018. The company recorded a valuation allowance for its U.S. and certain foreign country net deferred tax assets where it is or is projected to be in a three-year cumulative loss.

Notes to Financial Statements	Table of Contents
Income Taxes

Significant components of long-term deferred income tax assets and liabilities at December 31, 2019 and 2018 are as follows (in thousands):

	2019	2018
Bad Debt	$841	$954
Warranty	1,391	2,134
Other accrued expenses and reserves	1,515	511
Inventory	2,993	2,878
Goodwill and intangibles	(22,686)	(23,589)
Convertible debt	(1,530)	(1,225)
Fixed assets	(13,421)	(3,107)
Compensation and benefits	5,965	6,268
Loss and credit carryforwards	121,602	131,896
Product liability	3,113	2,315
State and local taxes	31,499	31,345
Valuation allowance	(162,790)	(174,659)
Lease liability	9,713	—
Other, net	(653)	(50)
Net Deferred Income Taxes	$(22,448)	$(24,329)

The company made net payments for income taxes of $12,463,000, $15,820,000, and $15,377,000 during the years ended December 31, 2019, 2018 and 2017, respectively.

The company has a federal domestic net operating loss carryforward of $360,749,000 of which $287,360,000 expires between 2034 and 2037 and the remaining are non-expiring; domestic interest carryforward of $49,656,000 which is non-expiring and federal tax credit carryforwards of $15,838,000 of which $4,906,000 expire between 2020 and 2022 and $9,070,000 expire between 2023 and 2027, $1,862,000 expire between 2031 and 2037.
At December 31, 2019, the company also had $665,139,000 of domestic state and local tax loss carryforwards, of which $179,438,000 expire between 2020 and 2023, $229,018,000 expire between 2024 and 2033 and $235,221,000 expire after 2033 and $21,462,000 have an unlimited carryover.
At December 31, 2019, the company had foreign tax loss carryforwards of approximately $76,800,000 of which $16,069,000 expire by 2026 and the remaining are non-expiring all of which are offset by valuation allowances except for $582,000.

As of December 31, 2019 and 2018, the company had a liability for uncertain tax positions, excluding interest and penalties of $2,082,000 and $1,623,000, respectively. The total liabilities associated with unrecognized tax benefits that, if recognized, would impact the effective tax rates were $2,082,000 and $1,623,000 at December 31, 2019 and 2018, respectively.
A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

	2019	2018
Balance at beginning of year	$2,355	$2,865
Additions to:
Positions taken during the current year	641	58
Positions taken during a prior year	52	163
Exchange rate impact	14	—
Deductions due to:
Exchange rate impact	—	(22)
Positions taken during a prior year	—	(546)
Lapse of statute of limitations	(190)	(163)
Balance at end of year	$2,872	$2,355

The company recognizes interest and penalties associated with uncertain tax positions in income tax expense. During 2019, 2018 and 2017 the expense (benefit) for interest and penalties was $13,000, $(322,000) and $30,000, respectively. The company had approximately $530,000 and $517,000 of accrued interest and penalties as of December 31, 2019 and 2018, respectively.

The company and its subsidiaries file income tax returns in the U.S. and certain foreign jurisdictions. The company is subject to U.S. federal income tax examinations for calendar years 2016 to 2019 with limited exceptions, and is subject to various U.S. state income tax examinations for 2015 to 2019. With regards to foreign income tax jurisdictions, the company is generally subject to examinations for the periods 2013 to 2019.

Table of Contents	Notes to Financial Statements
Net Loss per Common Share

Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net earnings (loss) per common share for the periods indicated.

	2019	2018	2017
	(In thousands, except per share data)
Basic
Average common shares outstanding	33,594	33,124	32,752

Net loss	$(53,327)	$(43,922)	$(76,541)

Net loss per common share	$(1.59)	$(1.33)	$(2.34)

Diluted
Average common shares outstanding	33,594	33,124	32,752
Stock options and awards	48	419	464
Average common shares assuming dilution	33,642	33,543	33,216

Net loss	$(53,327)	$(43,922)	$(76,541)

Net loss per common share *	$(1.59)	$(1.33)	$(2.34)

* Net earnings (loss) per share assuming dilution calculated utilizing weighted average shares outstanding - basic for the periods in which there was a net loss.

At December 31, 2019, 2018 and 2017, shares associated with stock options of 326,799, 333,899 and 801,992, respectively, were excluded from the average common shares assuming dilution, as they were anti-dilutive. At December 31, 2019, the majority of the anti-dilutive shares were granted at an exercise price of $25.24, which was higher than the average fair market value price of $6.93 for 2019. In 2018, the majority of the anti-dilutive shares were granted at an exercise price of $25.24, which was higher than the average fair market value price of $15.27 for 2018. In 2017, the majority of the anti-dilutive shares were granted at an exercise price of $25.79, which was higher than the average fair market value price of $13.93 for 2017. For the 2019, 2018 and 2017 net loss per share from continuing operations calculation, all the shares associated with stock options were anti-dilutive because of the company's loss.

For 2019, 2018 and 2016, no shares were included in the common shares assuming dilution related to the company's issued warrants as the average market price of the company stock for these periods did not exceed the strike price of the warrants.

Notes to Financial Statements	Table of Contents
Concentration of Credit Risk

Concentration of Credit Risk

The company manufactures and distributes durable medical equipment to the home health care, retail and extended care markets. The company performs credit evaluations of its customers' financial condition. The company utilizes De Lage Landen, Inc. (“DLL”), a third-party financing company, to provide lease financing to Invacare's U.S. customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a recourse obligation of $2,355,000 at December 31, 2019 to DLL for events of default under the contracts, which total $9,008,000 at December 31, 2019. Guarantees, ASC 460, requires the company to record a guarantee liability as it relates to the limited recourse obligation. As such, the company has recorded a liability of $41,000 for this guarantee obligation within accrued expenses. The company's recourse is re-evaluated by DLL biannually, considers activity between the biannual dates and excludes any receivables purchased by the company from DLL. The company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with Receivables, ASC 310-10-05-4. Credit losses are provided for in the financial statements.

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

The company's top 10 customers accounted for approximately 19.1% of 2019 net sales. The loss of business of one or more of these customers may have a significant impact on the company, although no single customer accounted for more than 5.2% of the company's 2019 net sales. Providers who are part of a buying group generally make individual purchasing decisions and are invoiced directly by the company.

Table of Contents	Notes to Financial Statements
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

The company has historically not recognized any material amount of ineffectiveness related to forward contract cash flow hedges because the company generally limits its hedges to between 50% and 90% of total forecasted transactions for a given entity's exposure to currency rate changes and the transactions hedged are recurring in nature. Furthermore, most of the hedged transactions are related to intercompany sales and purchases for which settlement occurs on a specific day each month. Forward contracts with a total notional amount in USD of $148,874,000 and $165,200,000 matured during the twelve months ended December 31, 2019 and 2018, respectively.

Notes to Financial Statements	Table of Contents
Derivatives

Outstanding foreign currency forward exchange contracts qualifying and designated for hedge accounting treatment were as follows (in thousands USD):

	December 31, 2019		December 31, 2018
	Notional Amount	Unrealized Net Gain (Loss)	Notional Amount	Unrealized Net Gain (Loss)
USD / AUD	$3,840	$(106)	$6,390	$146
USD / CAD	3,888	32	12,221	(101)
USD / CNY	—	—	4,460	32
USD / EUR	110,905	122	70,748	173
USD / GBP	3,972	(8)	1,233	—
USD / NZD	2,760	(166)	10,359	149
USD / SEK	5,062	(38)	603	—
USD / MXP	6,763	346	7,801	37
EUR / CAD	4,151	24	—	—
EUR / CHF	9,821	10	—	—
EUR / GBP	29,824	(216)	41,087	174
EUR / NOK	5,797	15	977	—
EUR / SEK	9,493	(46)	15,106	(92)
EUR / NZD	—	—	2,042	64
DKK / SEK	5,936	24	1,561	—
NOK / SEK	5,151	18	—	—
	$207,363	$11	$174,588	$582

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

Table of Contents	Notes to Financial Statements
Derivatives

Foreign currency forward exchange contracts not qualifying or designated for hedge accounting treatment, as well as ineffective hedges, entered into in 2019 and 2018, respectively, and outstanding were as follows (in thousands USD):

	December 31, 2019		December 31, 2018
	Notional Amount	Gain (Loss)	Notional Amount	Gain (Loss)
AUD / USD	$10,000	$(94)	$11,500	$167
CAD / USD	8,000	(50)	—	$—
EUR / USD	10,000	104	—	—
GBP / USD	7,000	40	—	—
NZD / USD	4,500	(101)	3,000	30
NOK / EUR	—	—	18	—
NZD / AUD	7,900	23	10,800	22
	$47,400	$(78)	$25,318	$219

The fair values of the company's derivative instruments were as follows (in thousands):

	December 31, 2019		December 31, 2018
	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	$668	$657	$792	$210
Derivatives not designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	170	248	228	9
Total derivatives	$838	$905	$1,020	$219

The fair values of the company's foreign currency forward exchange contract assets and liabilities are included in Other Current Assets and Accrued Expenses, respectively in the Consolidated Balance Sheets.

The effect of derivative instruments on Accumulated Other Comprehensive Income (OCI) and the Statement of Comprehensive Income (Loss) was as follows (in thousands):

Derivatives (foreign currency forward exchange contracts) in ASC 815 cash flow hedge relationships	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Year ended December 31, 2019	$1,958	$2,528	$—
Year ended December 31, 2018	$2,098	$266	$—

Derivatives (foreign currency forward exchange contracts) not designated as hedging instruments under ASC 815	Amount of Gain (Loss) Recognized in Income on Derivatives
Year ended December 31, 2019	$(78)
Year ended December 31, 2018	$219

Notes to Financial Statements	Table of Contents
Derivatives

The gains or losses recognized as the result of the settlement of cash flow hedge foreign currency forward contracts are recognized in net sales for hedges of inventory sales and in cost of product sold for hedges of inventory purchases. In 2019, net sales were increased by $52,000 and cost of product sold was decreased by $2,673,000 for a net pre-tax realized gain of $2,725,000. In 2018, net sales were decreased by $1,352,000 and cost of product sold was decreased by $1,591,000 for a net pre-tax realized gain of $239,000. In 2017, net sales were increased by $517,000 and cost of product sold was increased by $1,357,000 for a net realized loss of $840,000.

A loss of $78,000 in 2019, a gain of $150,000 in 2018 and a loss of $78,000 in 2017 were recognized in selling, general and administrative (SG&A) expenses related to forward contracts not designated as hedging instruments. The forward contracts were entered into to offset gains/losses that were also recorded in SG&A expenses on intercompany trade receivables or payables. The gains/losses on the non-designated hedging instruments were substantially offset by gains/losses on intercompany trade payables.

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

During the first quarter of 2016, the company entered into privately negotiated convertible 2021 note hedges and 2021 warrants in connection with its sale of $150,000,000 in aggregate principal amount of the company's 5.00% Convertible Senior Notes due 2021. The 2021 warrants, which increased paid in capital by $12,376,000, are clearly and closely related to the convertible 2021 notes and thus classified as equity. The 2021 note hedge asset and 2021 convertible debt conversion liability were recorded, based on initial fair values, as an asset of $27,975,000 and a liability of $34,480,000, respectively, with the offset to the income statement.

During the second quarter of 2017, the company entered into privately negotiated convertible 2022 note hedges and warrants in connection with its sale of $120,000,000 in aggregate principal amount of the company's 4.50% Convertible Senior Notes due 2022. The 2022 warrants, which increased paid in capital by $14,100,000, are clearly and closely related to the convertible 2022 notes and thus classified as equity. The 2022 note hedge assets and 2022 convertible debt conversion liability were recorded, based on initial fair values, as an asset of $24,780,000 and a liability of $28,859,000, respectively, with the offset to the income statement.

Table of Contents	Notes to Financial Statements
Derivatives

The fair values of the outstanding convertible note derivatives as of December 31, 2019 and their effect on the Statement of Comprehensive Income (Loss) were as follows (in thousands):

		Gain (Loss)
	Fair Value	Twelve Months Ended
	December 31, 2019	December 31, 2019	December 31, 2018
Convertible 2021 debt conversion long-term liability	$—	$(2,210)	$51,696
Convertible 2022 debt conversion long-term liability	—	(6,193)	50,803
Convertible 2021 note hedge long-term asset	—	2,852	(45,887)
Convertible 2022 note hedge long-term asset	—	6,748	(44,618)
Net fair value and net gains (losses) on convertible debt derivatives	$—	$1,197	$11,994
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

Notes to Financial Statements	Table of Contents
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

The following table provides a summary of the company's assets and liabilities that are measured on a recurring basis (in thousands):

	Basis for Fair Value Measurements at Reporting Date
	Quoted Prices in Active Markets for Identical Assets / (Liabilities)	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Level I	Level II	Level III
December 31, 2019
Forward exchange contracts—net	—	$(67)	—
December 31, 2018
Forward exchange contracts—net	—	$801	—
Convertible 2021 debt conversion liability	—	(1,458)	—
Convertible 2021 note hedge asset	—	1,028	—
Convertible 2022 debt conversion liability	—	(2,611)	—
Convertible 2022 note hedge asset	—	2,062	—

The carrying and fair values of the company's financial instruments at December 31, 2019 and 2018 are as follows (in thousands):

	2019		2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$80,063	$80,063	$116,907	$116,907
Other investments	85	85	90	90
Installment receivables, net of reserves	913	913	1,796	1,796
Long-term debt (including current maturities of long-term debt) *	(267,366)	(225,037)	(255,645)	(181,928)
Convertible 2021 debt conversion liability in Other Long-Term Obligations	—	—	(1,458)	(1,458)
Convertible 2021 note hedge in Other Long-Term Assets	—	—	1,028	1,028
Convertible 2022 debt conversion liability in Other Long-Term Obligations	—	—	(2,611)	(2,611)
Convertible 2022 note hedge in Other Long-Term Assets	—	—	2,062	2,062
Forward contracts in Other Current Assets	838	838	1,020	1,020
Forward contracts in Accrued Expenses	(905)	(905)	(219)	(219)

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

Table of Contents	Notes to Financial Statements
Fair Values

The company, in estimating its fair value disclosures for financial instruments, used the following methods and assumptions:

Cash, cash equivalents: The carrying value reported in the balance sheet for cash, cash equivalents equals its fair value.

Other investments: The company has an investment in a limited partnership, which is accounted for using the cost method, adjusted for any estimated declines in value. The investment was acquired in a private placement and there is no quoted market price or stated rate of return. The company does not have the ability to easily sell the investment. The company completes an evaluation of the residual value related to such investments in the fourth quarter of each year. No impairment was recognized in 2019, 2018 or 2017.

Installment receivables: The carrying value reported in the balance sheet for installment receivables approximates its fair value. The interest rates associated with these receivables have not varied significantly since inception. Management believes that after consideration of the credit risk, the net book value of the installment receivables approximates market value.

Long-term debt: Fair value for the company's convertible debt is based on quoted market-based estimates as of the end of the period, while the revolving credit facility fair value is based upon an estimate of the market for similar borrowing arrangements. Long term lease obligations for both operating and financing leases are based on present value of minimum lease payments. The fair values are deemed to be categorized as Level 2 in the fair value hierarchy.

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

The gains and losses that result from the majority of the forward contracts are deferred and recognized when the offsetting gains and losses for the identified transactions are recognized. The company recognized a net gain of $2,725,000 in 2019 compared to a gain of $239,000 and a loss of $840,000 in 2018 and 2017, respectively, related to ASC 815 designated derivatives. Gains or losses recognized as the result of the settlement of forward contracts are recognized in cost of products sold for hedges of inventory transactions, sales for hedges of forecasted sales or selling, general and administrative expenses for other hedged transactions.

Intangibles and Goodwill: Under Intangibles—Goodwill and Other, ASC 350, goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. Furthermore, goodwill and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To review goodwill for impairment in accordance with ASC 350, the company first estimates the fair value of each reporting unit and compares the calculated fair value to the carrying value of each reporting unit. A reporting unit is defined as an operating segment or one level below. The company has determined that its reporting units are North America / HME, Europe, Institutional Products Group and Asia Pacific.

To estimate the fair values of the reporting units, the company utilizes a discounted cash flow method model in which the company forecasts income statement and balance sheet amounts based on assumptions regarding future sales growth, profitability, inventory turns, days' sales outstanding, etc. to forecast future cash flows. The cash flows are discounted using a weighted average cost of capital discount rate where the cost of debt is based on quoted rates for 20-year debt of companies of similar credit risk and the cost of equity is based upon the 20-year treasury rate for the risk-free rate, a market risk premium, the industry average beta and a small cap stock adjustment. The discount rates used have a significant impact upon the discounted cash flow methodology utilized in the company's annual impairment testing as higher discount rates decrease the fair value estimates. The assumptions used are based on a market participant view and yielded a discount rate of 11.88% in 2019 for the company's annual impairment analysis for the reporting units with goodwill compared to 12.41% in 2018 and 9.07% in 2017.
The company also utilizes an Enterprise Value (EV) to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) Method to compute the fair value of its reporting units which considers potential acquirers and their EV to EBITDA multiples adjusted by an estimated premium. While more weight is given to the discounted cash flow method, the EV to EBITDA Method does provide

Notes to Financial Statements	Table of Contents
Fair Values

corroborative evidence of the reasonableness of the discounted cash flow method results.
While there was no indication of impairment in 2019 related to goodwill for the Europe or Institutional Products Group units, a future potential impairment is possible for these reporting units should actual results differ materially from forecasted results used in the valuation analysis. Furthermore, the company's annual valuation of goodwill can differ materially if the market inputs used to determine the discount rate change significantly. For instance, higher interest rates or greater stock price volatility would increase the discount rate and thus increase the chance of impairment. In consideration of this potential, the company reviewed the results if the discount rate used were 100 basis points higher for the 2019 impairment analysis and determined that there still would not be any indicator of potential impairment for Europe and Institutional Products Group reporting units.

The company recognized an intangible impairment charge in the Institutional Products Group reporting unit, which is part of the North America segment, of $587,000 ($435,000 after-tax) in 2019 and $583,000 ($431,000 after-tax) in 2018 related to a trademark with an indefinite life. The fair value of the trademark was calculated using a relief from royalty payment methodology which requires applying an estimated market royalty rate to forecasted net sales and discounting the resulting cash flows to determine fair value.
The fair values of the company's intangible assets were calculated using inputs that are not observable in the market and included management's own estimates regarding the assumptions that market participants would use and thus these inputs are deemed Level III inputs in regard to the fair value hierarchy.

Table of Contents	Notes to Financial Statements
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

In the first quarter of 2019, the company reassessed the alignment of its reporting segments and combined the North America/Home Medical Equipment (NA/HME) and Institutional Products Group (IPG) segments into a single operating segment, referred to as North America. This change better reflects how the company manages, allocates resources and assesses performance of the businesses contained in the North America segment. Additionally, the company reassessed the activity of the businesses in its former Asia Pacific segment and began reporting the Asia Pacific businesses as part of the All Other segment, since those businesses, individually and collectively, are not large enough relative to the company's overall business to merit disclosure as a separate reporting segment. The company believes that these changes provide improved transparency of the company’s business results to its shareholders, and are better aligned with how the company manages its businesses. Segment results for 2018 and 2017 have been reclassified to reflect the realignment of the company’s reporting segments and be comparable to the segment results for 2019.

As part of the company's realignment of its reportable and operating segments, the company considered whether the reporting units used for purposes of assessing impairment of goodwill should be changed and concluded that no changes were necessary.

The information by segment is as follows (in thousands):

	2019	2018	2017
Revenues from external customers
Europe	$533,048	$558,518	$535,326
North America	348,201	364,590	380,290
All Other (Asia Pacific)	46,715	49,239	50,881
Consolidated	$927,964	$972,347	$966,497
Intersegment revenues
Europe	$14,185	$15,784	$13,815
North America	80,727	90,944	84,799
All Other (Asia Pacific)	13,033	17,737	15,312
Consolidated	$107,945	$124,465	$113,926
Restructuring charges before income taxes
Europe	$9,579	$1,773	$1,975
North America	1,617	1,359	8,889
All Other	633	349	1,410
Consolidated	$11,829	$3,481	$12,274

Notes to Financial Statements	Table of Contents
Business Segments

	2019	2018	2017
Depreciation and amortization
Europe	$7,851	$8,125	$7,446
North America	6,429	6,228	5,745
All Other (1)	1,283	1,203	1,440
Consolidated	$15,563	$15,556	$14,631
Net interest expense
Europe	$368	$225	$229
North America	28,070	27,355	22,006
All Other	209	222	199
Consolidated	$28,647	$27,802	$22,434
Operating income (loss)
Europe	$36,174	$32,673	$33,160
North America	(7,592)	(32,506)	(36,992)
All Other (1)	(26,576)	(14,397)	(23,733)
Charge related to restructuring activities	(11,829)	(3,481)	(12,274)
Asset write-off	(587)	(583)	(320)
Consolidated operating loss	(10,410)	(18,294)	(40,159)
Net gain (loss) on convertible derivatives	1,197	11,994	(3,657)
Loss on debt extinguishment including debt finance charges and fees	(6,165)	—	—
Net Interest expense	(28,647)	(27,802)	(22,434)
Loss before income taxes	$(44,025)	$(34,102)	$(66,250)
Assets
Europe	$602,471	$611,230	$646,085
North America (2)	212,733	242,341	388,021
All Other	36,922	32,284	31,927
Consolidated	$852,126	$885,855	$1,066,033
Long-lived assets
Europe	$408,847	$407,021	$430,998
North America (2)	79,369	77,009	173,578
All Other	8,033	4,415	4,543
Consolidated	$496,249	$488,445	$609,119
Expenditures for assets
Europe	$6,041	$5,348	$5,819
North America	3,679	3,648	7,755
All Other	1,154	827	995
Consolidated	$10,874	$9,823	$14,569
   ________________________
(1) Consists of un-allocated corporate SG&A costs and intercompany profits, which do not meet the quantitative criteria for determining reportable segments.
(2) Total assets and long-lived assets materially impacted by change in the fair value of the company's convertible note hedge assets.

Table of Contents	Notes to Financial Statements
Business Segments

Net sales by product, are as follows (in thousands):

	2019	2018	2017
Europe
Lifestyle	$245,987	$263,340	$266,290
Mobility and Seating	249,144	252,997	225,909
Respiratory Therapy	19,258	23,736	26,261
Other(1)	18,659	18,445	16,866
	$533,048	$558,518	$535,326
North America
Lifestyle	$173,039	$172,622	$179,563
Mobility and Seating	121,955	122,013	112,448
Respiratory Therapy	51,649	67,797	85,760
Other(1)	1,558	2,158	2,519
	$348,201	$364,590	$380,290
All Other (Asia Pacific)
Mobility and Seating	$28,448	$31,286	$29,096
Lifestyle	10,831	10,829	14,003
Respiratory Therapy	1,283	1,330	1,640
Other(1)	6,153	5,794	6,142
	$46,715	$49,239	$50,881

Total Consolidated	$927,964	$972,347	$966,497
   ________________________

(1)	Includes various services, including repair services, equipment rentals and external contracting.

No single customer accounted for more than 5.2% of the company's sales.

Notes to Financial Statements	Table of Contents
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
In December 2012, the company became subject to a consent decree of injunction filed by FDA with respect to the company's Corporate facility and its Taylor Street manufacturing facility in Elyria, Ohio. The consent decree initially limited the company's (i) manufacture and distribution of power and manual wheelchairs, wheelchair components and wheelchair sub-assemblies at or from its Taylor Street manufacturing facility, except in verified cases of medical necessity, (ii) design activities related to wheelchairs and power beds that take place at the impacted Elyria facilities and (iii) replacement, service and repair of products already in use from the Taylor Street manufacturing facility. Under the terms of the consent decree, in order to resume full operations, the company had to successfully complete independent, third-party expert certification audits at the impacted Elyria facilities, comprising three distinct certification reports separately submitted to, and subject to acceptance by, FDA; submit its own report to the FDA; and successfully complete a reinspection by FDA of the company's Corporate and Taylor Street facilities.
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

Table of Contents	Notes to Financial Statements
Contingencies

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
Separately, net sales in the North America segment have declined as a result of the company's strategic focus away from lower margin, less differentiated products as the company becomes more focused on its clinically complex products and as a result of changes in reimbursement in the U.S. which became effective January 1, 2019.

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
Any of the above contingencies could have an adverse impact on the company's financial condition or results of operations.

Notes to Financial Statements	Table of Contents
Subsequent Events

Subsequent Events

On March 7, 2020, the company, completed the sale (the “Transaction”) of its indirect subsidiary, Dynamic Controls, a New Zealand incorporated unlimited company (“Dynamic Controls”), to Allied Motion Christchurch Limited, a New Zealand limited company (the “Purchaser”), pursuant to a Securities Purchase Agreement among the company, Invacare Holdings New Zealand, a New Zealand incorporated unlimited company, and the Purchaser, dated March 6, 2020 (the “Purchase Agreement”). Dynamic Controls is a producer of electronic control systems for powered medical mobility devices, including systems incorporating the LiNX™ technology platform. Dynamic Controls was a component of the All Other Segment.
Dynamic Controls is a supplier of power mobility products and respiratory components to the company as well as supplying power mobility products to external customers. In 2019, total sales were $17,174,000, including $13,087,000 in intercompany sales, compared to 2018 sales of $19,982,000, including $17,778,000 in intercompany sales. Earnings before Income Taxes was approximately $853,000 and $2,462,000 in 2019 and 2018, respectively, inclusive of intercompany profits on sales to the company.
The decline in revenue and profits in 2019 as compared to 2018 was the result of lower intercompany sales as the Company focused on improving its working capital, specifically related to inventory globally, which temporarily impacted the demand for product from Dynamic Controls. In addition, the decline in respiratory sales as result of reimbursement changes in the U.S. as well as the company’s strategic decision to balance sales volume growth with optimizing profitability, also reduced intercompany sales and related profit in 2019 as compared to 2018.
The transaction was the result of considering options for the products sold by Dynamic Controls which resulted in selling the business to a third-party which can provide access to further technological innovations to further differentiate the company’s power mobility products.
Upon the closing of the Transaction, the price paid to the company for Dynamic Controls was approximately $15,000,000 in cash, which is subject to certain post-closing adjustments required by the Purchase Agreement. The company estimates net proceeds from the Transaction are approximately $12,800,000, net of taxes and expenses. The company expects to realize a pre-tax gain of approximately $13,300,000.
The Purchase Agreement contains customary indemnification obligations of each party with respect to breaches of their respective representations, warranties and covenants, and certain other specified matters, which are subject to certain exceptions, terms and limitations described further in the Purchase Agreement.
At the closing of the Transaction, the parties entered into a supply agreement pursuant to which Dynamic Controls will supply certain electronic components as required by the company for a five-year period following the Transaction, including ongoing supply and support of the LiNX™ electronic control system with informatics technology, continued contract manufacturing of certain electronic components for the company’s respiratory products and continued infrastructure and applications support for the informatics solution for the company’s respiratory products. The estimated continued inflows and outflows following the disposal with the Purchaser are not expected to be material to the company.
The asset and liabilities of Dynamic Controls as of December 31, 2019 and 2018 consist of the following (in thousands):

	2019	2018
Trade receivables, net	$1,804	$2,528
Inventories, net	3,008	2,980
Other assets	933	1,014
Property and equipment, net	707	847
Operating lease assets, net	1,870	—
Total assets	$8,322	$7,369

Accounts payable	$4,501	$5,183
Accrued expenses	2,108	1,614
Current taxes payable	92	50
Current portion of operating lease obligations	393	—
Operating lease long-term obligations	1,754	—
Total liabilities	$8,848	$6,847

Table of Contents	Notes to Financial Statements
Interim Financial Information

Interim Financial Information

(In thousands, except per share data - unaudited)	QUARTER ENDED
2019	March 31,	June 30,	September 30,	December 31,
Net sales	$223,419	$235,858	$235,774	$232,913
Gross profit	61,455	65,066	67,585	67,961
Loss before income taxes	(11,936)	(10,642)	(4,741)	(16,706)
Net loss	(13,886)	(12,717)	(8,041)	(18,683)
Net loss per share—basic	(0.42)	(0.38)	(0.24)	(0.56)
Net loss per share—assuming dilution *	(0.42)	(0.38)	(0.24)	(0.56)

2018	March 31,	June 30,	September 30,	December 31,
Net sales	$237,060	$246,152	$244,559	$244,576
Gross profit	66,517	67,346	65,589	68,224
Loss from before income taxes	(11,758)	(13,568)	(8,226)	(550)
Net loss	(14,108)	(16,543)	(12,026)	(1,245)
Net loss per share—basic	(0.43)	(0.50)	(0.36)	(0.04)
Net loss per share—assuming dilution *	(0.43)	(0.50)	(0.36)	(0.04)

________________________
* Net earnings (loss) per share assuming dilution calculated utilizing weighted average shares outstanding - basic in periods in which there is a net loss.

The description of significant items affecting continuing operations for each quarter presented are detailed below.

Loss and loss per share for the quarter ended March 31, 2019 reflects restructuring charges of $692,000 ($642,000 after tax or $0.02 per share assuming dilution) and net loss on convertible debt derivatives of $273,000 ($273,000 after tax or $0.01 per share assuming dilution).

Loss and loss per share for the quarter ended June 30, 2019 reflects restructuring charges of $1,321,000 ($1,200,000 after tax or $0.04 per share assuming dilution) and net gain on convertible debt derivatives of $1,470,000 ($1,470,000 after tax or $0.04 per share assuming dilution).

Loss and loss per share for the quarter ended September 30, 2019 reflects restructuring charges of $1,628,000 ($1,229,000 after tax or $0.04 per share assuming dilution).

Loss and loss per share for the quarter ended December 31, 2019 reflects restructuring charges of $8,188,000 pre-tax ($5,932,000 after tax or $0.18 per share assuming dilution), loss on debt extinguishment including debt finance charges and fees of $5,885,000 pre-tax ($5,885,000 after tax or $0.17 per share assuming dilution) and an intangible asset impairment of $587,000 ($435,000 after-tax expense or $0.01 per share assuming dilution).

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

Loss and loss per share for the quarter ended December 31, 2018 reflects restructuring charges of $1,816,000 pre-tax ($1,694,000 after tax or $0.05 per share assuming dilution), net gain on convertible debt derivatives of $7,790,000 ($7,790,000 after tax or $0.23 per share assuming dilution), an intangible asset impairment of 583,000 ($431,000 after-tax expense or $0.01 per share assuming dilution) and a non-cash tax benefit of $2,023,000 ($0.06 per share assuming dilution) related to the revaluation of net deferred tax liabilities as a result of the new U.S. tax reform legislation.

Schedule II - Valuation and Qualifying Accounts	Table of Contents

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	COL A.	COL B.	COL C.		COL D.
	Balance At Beginning of Period	Charged To Cost And Expenses	Additions (Deductions) Describe		Balance At End of Period
		(In thousands)
Year Ended December 31, 2019
Deducted from asset accounts—
Allowance for doubtful accounts	$6,810	$955	$(1,447)	(A)	$6,318
Inventory obsolescence reserve	18,342	3,542	(3,706)	(B)	18,178
Tax valuation allowances	174,659	(8,413)	(3,456)	(C)	162,790
Accrued warranty cost	16,353	6,155	(10,882)	(B)	11,626
Accrued product liability	16,593	2,527	(2,970)	(D)	16,150
Year Ended December 31, 2018
Deducted from asset accounts—
Allowance for doubtful accounts	$7,757	$2,029	$(2,976)	(A)	$6,810
Inventory obsolescence reserve	19,003	3,673	(4,334)	(B)	18,342
Tax valuation allowances	167,203	13,517	(6,061)	(C)	174,659
Accrued warranty cost	22,468	7,616	(13,731)	(B)	16,353
Accrued product liability	16,480	5,586	(5,473)	(D)	16,593
Year Ended December 31, 2017
Deducted from asset accounts—
Allowance for doubtful accounts	$9,754	$2,042	$(4,039)	(A)	$7,757
Inventory obsolescence reserve	17,795	4,922	(3,714)	(B)	19,003
Tax valuation allowances	173,981	(9,203)	2,425	(C)	167,203
Accrued warranty cost	23,302	11,083	(11,917)	(B)	22,468
Accrued product liability	20,611	5,062	(9,193)	(D)	16,480
________________________
Note (A)—Uncollectible accounts written off, net of recoveries.
Note (B)—Amounts written off or payments incurred.
Note (C)—Other activity not affecting federal or foreign tax expense.
Note (D)—Loss and loss adjustment.