Form 10-Q
period 2020-03-31
INVACARE CORP
filed 2020-05-06
CIK 742112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[☒] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒
As of May 4, 2020, the registrant had 34,419,472 Common Shares and 6,357 Class B Common Shares outstanding.

	Item	Page
PART I: FINANCIAL INFORMATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations	2	1
Financial Statements (Unaudited)	1
Condensed Consolidated Statement of Comprehensive Income (Loss) - Three Months Ended March 31, 2020 and March 31, 2019		14
Condensed Consolidated Balance Sheets - March 31, 2020 and December 31, 2019		15
Condensed Consolidated Statement of Cash Flows - Three Months Ended March 31, 2020 and March 31, 2019		16
Condensed Consolidated Statement of Shareholders' Equity - Three Months Ended March 31, 2020 and March 31, 2019		17
Notes to Condensed Consolidated Financial Statements - March 31, 2020		18
Quantitative and Qualitative Disclosures About Market Risk	3	57
Controls and Procedures	4	57

PART II: OTHER INFORMATION
Legal Proceedings	1	58
Risk Factors	1A	59
Unregistered Sales of Equity Securities and Use of Proceeds	2	60
Other Information	5	60
Exhibits	6	61
Signatures		62

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The discussion and analysis presented below is concerned with material changes in financial condition and results of operations between the periods specified in the condensed consolidated balance sheets at March 31, 2020 and December 31, 2019, and in the condensed consolidated statement of comprehensive income (loss) for the three months ended March 31, 2020 and March 31, 2019. All comparisons presented are with respect to the same period last year, unless otherwise stated. This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes that appear elsewhere in this Quarterly Report on Form 10-Q and the MD&A included in the company's Annual Report on Form 10-K for the year ended December 31, 2019. For some matters, SEC filings from prior periods may be useful sources of information.
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
COVID-19 Impact
While the recent outbreak of the coronavirus (COVID-19) did not have a material adverse effect on the company’s reported results for the first quarter, the company is actively monitoring the impact of the coronavirus outbreak, which will negatively impact the company’s business and results of operations for the second quarter and likely beyond. The extent to which the company’s operations will be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the pandemic and actions by government authorities to contain the outbreak or treat its impact, among other things.
As an “essential” business making medical devices, the company has continued to operate in nearly all of its facilities, having taken the recommended public health measures to ensure worker and workplace safety. The company has seen high demand globally for its respiratory products, beds and therapeutic support surfaces. These products are being deployed in the fight against the COVID-19 pandemic in expanded medical facilities to relieve the strain on hospital systems by providing more medical beds and access to purified oxygen needed in respiratory care. The company is working to increase its capacity to produce these critical products and resolve global supply chain challenges that are compounded by the effects of the pandemic. As a result, there are practical limits to the extent the company can increase output. And, the company is taking steps to offset cost increases from pandemic-related supply chain disruptions.
The pandemic has appropriately focused the provision of healthcare to urgent non-elective care, reducing access to clinicians and healthcare facilities on which other parts of the company’s business rely to engage with customers for product trials and fittings. As a result, and combined with various stay-at-home orders, the company has begun experiencing a global decline in quotes for mobility and seating products, and the company expects a decline in orders will follow. While we believe the decline in demand for mobility and seating product is temporary in nature, the rebound of the business will be impacted by several items including government actions and policies related to the pandemic and the magnitude of the pandemic.
The company continues to optimize its balance sheet for the current environment. In the first quarter, the company preemptively drew $21,600,000 under its North America credit facility. Subsequent to the first quarter, the company borrowed an additional $9,200,000 under its credit facility. These actions were taken to preserve business flexibility and without specific planned uses of capital. In addition, the company realized gross proceeds of $14,563,000 related to its divestiture of Dynamic Controls in the first quarter. Those actions, combined with the company’s other cash balances, and the anticipated generation of Adjusted EBITDA and free cash flow, should provide the company sufficient liquidity to manage the business.
Strategy
The company had a strategy to be a leading provider of durable medical equipment to health care providers in global markets by providing the broadest portfolio available. This strategy has not kept pace with certain reimbursement changes, competitive dynamics and company-specific challenges. Since 2015, the company has made a major shift in its strategy. The company has

MD&A	Overview

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
Transformation
The company is executing a multi-year transformation to return the company to profitability by focusing its resources on products and solutions that provide greater healthcare value in clinically complex rehabilitation and post-acute care. The company's transformation and growth plan balances innovative organic growth, product portfolio changes across all regions, and cost improvements in supply chain and administrative functions. Key elements of the enhanced transformation and growth plan are:

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
As it navigates the uncertain business environment resulting from COVID-19, the company continues to allocate more resources to the business units experiencing increased demand and expects to continue taking actions to mitigate the potential negative financial and operational impacts on other parts of the company's business that may decline. In the medium-term, the company still expects to execute on its transformation, such as the previously announced German plant consolidation and the global IT modernization initiative.

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

MD&A	Net Sales

RESULTS OF OPERATIONS - NET SALES

The company operates in two primary business segments: North America and Europe with each selling the company's primary product categories, which include: lifestyle, mobility and seating and respiratory therapy products. Sales in Asia Pacific are reported in All Other and include products similar to those sold in North America and Europe.

($ in thousands USD)	1Q20*	1Q19	% Change Fav/(Unfav)	Foreign Exchange % Impact	Divestiture % Impact	Constant Currency % Change Fav/(Unfav)
Europe	120,968	124,844	(3.1)	(2.5)	—	(0.6)
North America	86,971	86,244	0.8	(0.2)	—	1.0
All Other (Asia Pacific)	10,501	12,331	(14.8)	(6.1)	(11.1)	2.4
Consolidated	218,440	223,419	(2.2)	(1.7)	(0.6)	0.1

*Date format is quarter and year in each instance.
The table above provides net sales change as reported and as adjusted to exclude the impact of foreign exchange translation and divestitures (constant currency net sales). “Constant currency net sales" is a non-Generally Accepted Accounting Principles ("GAAP") financial measure, which is defined as net sales excluding the impact of foreign currency translation and divestitures. The current year's functional currency net sales are translated using the prior year's foreign exchange rates. These amounts are then compared to the prior year's sales to calculate the constant currency net sales change. For the divestiture impact, the company adjusted a portion of net sales as the Dynamic Controls business was divested as of March 7, 2020.
Europe - Constant currency net sales decreased in 1Q20 compared to 1Q19 as an increase in respiratory and mobility and seating product sales was more than offset by decreased sales of lifestyle products. Lower lifestyle product net sales continued to be impacted by a delay in the timing of an award for a government tender.
North America - Constant currency net sales for 1Q20 increased compared to 1Q19 as an increase in mobility and seating and respiratory product sales was more than offset by decreased sales of lifestyle products. Mobility and seating product sales grew 4% on a constant currency basis driven by a 16% increase in power mobility product, including the benefit of new product introductions, offset by a decline in manual mobility product.
All Other - Constant currency net sales, which relate entirely to the Asia Pacific region, increased for 1Q20 compared to 1Q19 driven by sales of lifestyle and respiratory products and partially offset by reduced sales of mobility and seating products.

Constant currency net sales of mobility and seating products, which comprise most of the company's clinically complex product portfolio, was 40.7% of net sales in 1Q20 from 40.7% in 1Q19.

MD&A	Gross Profit

GROSS PROFIT

Gross profit increased 130 basis points to 28.8%, attributable to the company's continuous improvement initiatives driving material and freight cost savings, and reduced R&D expense partially offset by unfavorable foreign exchange.

Gross profit drivers by segment:
Europe - Gross profit as a percentage of net sales for 1Q20 increased 0.9 of a percentage point, or $313,000, compared to 1Q19. The increase in gross profit was driven by favorable sales mix and lower freight and R&D costs.
North America - Gross profit as a percentage of net sales for 1Q20 increased 1.5 percentage points, or $1,759,000, compared to 1Q19. The increase in gross profit was driven by lower material and freight costs as well as improved sales mix.
All Other - Gross profit, which primarily relates to the company's Asia Pacific businesses, increased 2.7 percentage points and declined $539,000, compared to 1Q19. The decrease in gross profit dollars was primarily due to unfavorable sales mix and higher material costs offset by reduced warranty and R&D expense.

MD&A	SG&A

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

($ in thousands USD)	1Q20	1Q19	Reported Change	Foreign Exchange Impact	Divestiture % Impact	Constant Currency Change
SG&A Expenses - $	61,738	65,241	(3,503)	299	278	(2,926)
SG&A Expenses - % change			(5.4)	(0.5)	(0.4)	(4.5)
% to net sales	28.3	29.2

SG&A expense excluding the impact of foreign currency translation and divestitures, which is referred to as "constant currency SG&A", decreased for 1Q20 compared to the same period last year primarily due to reduced employment costs and favorable foreign currency transactions.

The divestiture impact is related to a portion of the SG&A expenses related to the Dynamic Controls business divested as of March 7, 2020.

SG&A expense drivers by segment:

Europe - SG&A expenses for 1Q20 decreased $756,000 or 2.6% compared to 1Q19 with foreign currency translation decreasing SG&A expenses by $505,000, or 1.7%. Constant currency SG&A expenses decreased $251,000, or 0.9%. The decreased expense was primarily attributable to lower employment costs, as result of transformation initiatives, and depreciation and amortization expense.

North America - SG&A expenses for 1Q20 decreased 2.2%, or $574,000, compared to 1Q19 with foreign currency translation increasing SG&A expenses by $164,000. Constant currency SG&A expenses decreased $738,000, or 2.8%. driven primarily by transformation initiatives which lowered employment and consulting costs.

All Other - SG&A expenses for 1Q20 decreased by $2,173,000 compared to 1Q19 with foreign currency translation increasing SG&A expenses by $42,000 and divestitures decreasing SG&A expenses by $278,000. All Other includes SG&A related to the Asia Pacific businesses and non-allocated corporate costs. SG&A expenses related to non-allocated corporate costs for 1Q20 decreased 1.0%, or $58,000, compared to 1Q19. The decrease was driven primarily by decreased employment costs, including stock compensation expense. Related to the Asia Pacific businesses, 1Q20 SG&A decreased 60.1%, or $2,115,000, compared to 1Q19 with foreign currency translation increasing SG&A expenses $42,000, or 1.2% and divestitures decreasing SG&A expenses by $278,000 or 7.9%. Constant currency SG&A expenses decreased $1,879,000, or 53.4%, due to favorable foreign currency transactions.

MD&A	Operating Income (Loss)

OPERATING INCOME (LOSS)

($ in thousands USD)	1Q20	1Q19	$ Change	% Change
Europe	6,850	5,782	1,068	18.5
North America	(2,045)	(4,379)	2,334	53.3
All Other	(3,555)	(5,189)	1,634	31.5
Gain on sale of business	9,590	—	9,590	—
Charges related to restructuring	(1,392)	(692)	(700)	(101.2)
Consolidated Operating Income (Loss)	9,448	(4,478)	13,926	311.0

For 1Q20, consolidated operating profitability improved significantly due to a $9,590,000 gain from the divestiture of Dynamic Controls. Excluding the gain recognized on the divestiture, operating loss improved $4,336,000, or nearly 97%, due to reduced SG&A expenses and increased gross profit partially offset by higher restructuring costs.

Operating income (loss) by segment:
Europe - Operating income for 1Q20 improved by $1,068,000, or 18.5%, due to reduced SG&A expenses and improved gross profit, which were partially offset by lower net sales and unfavorable foreign exchange translation of $500,000.

North America - Operating loss for 1Q20 improved by $2,334,000 primarily due to reduced SG&A expenses and improved gross profit due to lower material and freight costs as well as improved product mix.

All Other - Operating loss for All Other includes the operating income of the Asia Pacific businesses, offset by unallocated SG&A expenses and intercompany eliminations, which were flat. Operating loss decreased $1,634,000 primarily driven by an improvement in the Asia Pacific businesses operating profit as a result of reduced SG&A expenses partially offset by lower gross margin.

Charge Related to Restructuring Activities
Restructuring charges totaled $1,392,000 for the first quarter 2020 principally related to severance costs. Restructuring charges were incurred in the Europe ($665,000), North America ($691,000) and All Other ($36,000) segments.

Restructuring charges totaled $692,000 for the first quarter 2019 principally related to severance costs. Restructuring charges were incurred in the Europe ($320,000), North America ($553,000) and All Other $(181,000) segments.

MD&A	Other Items

OTHER ITEMS

Net Gain (Loss) on Convertible Debt Derivatives

($ in thousands USD)	Change in Fair Value - Gain (Loss)
1Q19
Convertible Note Hedge Assets	15,126
Convertible Debt Conversion Liabilities	(15,399)
Net Loss on Convertible Debt Derivatives	(273)

The company recognized a net loss of $273,000 in 1Q19 related to the fair value of convertible debt derivatives. As a result of the company’s receipt of shareholder approval authorizing the company to elect to settle future conversions of its convertible notes in common shares, 2Q19 was the last quarter for which the company recognized any gain or loss on the fair value of its note hedge assets and convertible debt conversion liabilities.

Interest

($ in thousands USD)	1Q20	1Q19	$ Change	% Change
Interest Expense	6,676	7,314	(638)	(8.7)
Interest Income	(60)	(129)	69	(53.5)

The decrease in interest expense for 1Q20 compared to 1Q19 was the result of the repurchase and retirements of $16,000,000 in principal amount of 2021 Notes in 3Q19.

Income Taxes
The company had an effective tax rate of 74.2% on earnings and 16.3% on losses before tax for the three months ended March 31, 2020 and March 31, 2019, respectively, compared to an expected expense for the three months ended March 31, 2020 and an expected benefit for the three months ended March 31, 2019 of 21.0% on the pre-tax earnings and loss for each period. The company's effective tax rates for each of the three months ended March 31, 2020 and March 31, 2019 were unfavorable as compared to the U.S. federal statutory rate expected expense and benefit, respectively, principally due to the negative impact of the company not being able to record tax benefits related to the significant losses in countries which had tax valuation allowances. The effective tax rate was increased for the three months ended March 31, 2020 and March 31, 2019 by certain taxes outside the United States, excluding countries with tax valuation allowances, that were at an effective rate higher than the U.S. statutory rate, except for the gain on the disposition of the Dynamic group which was not taxable locally.  In addition, the company had accrued withholding taxes on earnings of its Chinese subsidiary based on the expectation of not permanently reinvesting those earnings.  The sale of this entity, without such distribution resulted in the reversal of this accrual in the amount of $988,000 for the three months ended March 31, 2020.

As a result of the COVID-19 pandemic and the global impact on business activity, various governments have provided programs to help offset the liquidity pressures and impact on society. The company has taken advantage of some of these programs and will continue to consider other programs as they are announced. To date, the company has determined it will benefit by: 1) deferral of U.S. payroll tax related to employer portion of social security through 2020, to be paid over 2 years, 2) a U.S. business interest limitation increase from 30% to 50% of after-tax income 3) the treatment of qualified improvement property as 15-year property in the U.S., 4) and the deferral of income and indirect tax payments over various periods in other countries around the world where the company operates. The impact on the financial statements for the quarter ended March 31, 2020 was not significant.

MD&A	Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES

The company continues to maintain an adequate liquidity position through its cash balances and unused bank lines of credit (see Long-Term Debt in the Notes to Condensed Consolidated Financial Statements included in this report). Key balances on the company's balance sheet and related metrics:

($ in thousands USD)	March 31, 2020	December 31, 2019	$ Change	% Change
Cash and cash equivalents	98,932	80,063	18,869	23.6
Working capital (1)	80,081	137,220	(57,139)	(41.6)
Total debt (2)	319,704	302,106	17,598	5.8
Long-term debt (2)	231,714	292,744	(61,030)	(20.8)
Total shareholders' equity	304,512	308,516	(4,004)	(1.3)
Credit agreement borrowing availability (3)	9,381	34,516	(25,135)	(72.8)

(1)	Current assets less current liabilities.

(2)
Long-term debt and Total debt include debt issuance costs recognized as a deduction from the carrying amount of debt liability and debt discounts classified as debt as well as long term lease obligations for both operating and financing leases.

(3)
Reflects the combined availability of the company's North American and European asset-based revolving credit facilities. The change in borrowing availability is due to changes in the calculated borrowing base, as well as the borrowing of $21,600,000 on the North America credit facility during 1Q20. Subsequent to 1Q20, the company borrowed an additional $9,200,000 under its European credit facility.

The company's cash and cash equivalents balances were $98,932,000 and $80,063,000 at March 31, 2020 and December 31, 2019, respectively. The increase in cash was the result of normal operations, including the continued investment in our transformation strategy, as well as the borrowing of $21,600,000 on the North America credit facility under the company's credit agreement which provides for an asset-based-lending senior secured revolving credit facility and the proceeds of $14,563,000 from the sale of its former subsidiary Dynamic Controls during the quarter ended March 31, 2020. Subsequent to 1Q20, the company borrowed an additional $9,200,000 under its credit facility. Debt repayments, acquisitions, divestitures, the timing of vendor payments, the timing of customer rebate payments, the granting of extended payment terms to significant national accounts and other activity can have a significant impact on the company's cash flow and borrowings outstanding such that the cash reported at the end of a given period may be materially different than cash levels during a given period. While the company has cash balances in various jurisdictions around the world, there are no material restrictions regarding the use of such cash for dividends within the company, loans or other purposes, except in China where the cash balance, as of March 31, 2020, was $57,000.

The company's total debt outstanding, inclusive of the debt discount related to debentures included in equity as well as the debt discount and fees associated with the company's Convertible Senior Notes due 2021, 2022 and 2024, increased by $17,598,000 to $319,704,000 at March 31, 2020 from $302,106,000 as of December 31, 2019. The increase is primarily driven by borrowing of $21,600,000 on the company's credit agreement which provides for an asset-based-lending senior secured revolving credit facility.

The company may from time to time seek to retire or purchase its convertible senior notes, in open market purchases, privately negotiated transactions or otherwise. Such purchases, if any, will depend on prevailing market conditions, the company’s liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. The company will access government programs to bolster short-term liquidity including the temporary delay of direct and indirect tax payments for 2Q20, with repayment beginning later in the year and into 2021, as well as government based loans, as available.

See "Long-Term Debt" and "Leases and Commitments" in the Notes to Condensed Consolidated Financial Statements for more details regarding the company's convertible notes and credit facilities and lease liabilities, respectively.

The company is actively managing its business to maintain cash flow and liquidity. Based on the company's current expectations, the company believes that its cash balances and available borrowing capacity under its credit facilities should be sufficient to meet working capital needs, capital requirements, and commitments for at least the next twelve months. Notwithstanding the company's expectations, if the company's operating results decrease as the result of pressures on the business due to, for example, the impact of COVID-19, currency fluctuations or regulatory issues or the company's failure to execute its business plans or if the company's transformation takes longer than expected, the company may require additional financing, or may be unable to comply with its obligations under the credit facilities, and its lenders could demand repayment of any amounts outstanding under the company's credit facilities. As the company

MD&A	Liquidity and Capital Resources

cannot predict the duration or scope of the COVID-19 pandemic and its impact on the company’s customers and suppliers, the negative financial impact to the company’s results cannot be reasonably estimated, but could be material.

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

Should interest rates increase, the company expects that it would be able to absorb modest rate increases without any material impact on its liquidity or capital resources. The weighted average interest rate on revolving credit borrowings, excluding capital leases, was 4.74% for the for the three months ended March 31, 2020 and 4.78% for the year ended December 31, 2019. See "Long-Term Debt" in the Notes to the Consolidated Financial Statements for more details regarding the company's credit facilities.

CAPITAL EXPENDITURES

The company estimates that capital investments for 2020 could be approximately $20,000,000 compared to actual capital expenditures of $10,874,000 in 2019. The anticipated increase relates primarily to the company's investments to transform the company. The company believes that its balances of cash and cash equivalents and existing borrowing facilities will be sufficient to meet its operating cash requirements and fund capital expenditures (see "Liquidity and Capital Resources"). However, because the company cannot predict the duration or scope of the COVID-19 pandemic and its impact on the company, the pandemic may cause delay or curtailment of the company’s planned capital expenditures. The Credit Agreement limits the company's annual capital expenditures to $35,000,000.

DIVIDEND POLICY

On February 20, 2020, the company's Board of Directors declared a quarterly cash dividend of $0.0125 per Common Share to shareholders of record as of April 3, 2020, which was paid on April 17, 2020. The company does not pay a regular quarterly dividend on the Class B Common Shares.

MD&A	Cash Flows

CASH FLOWS

The significant reduction in cash used by operating activities for the three months ended March 31, 2020 was driven primarily by an increase to accounts payable and improvement in net loss.
Cash flows provided by investing activities for the first three months of 2020 were higher compared to cash flows used in the same period last year, driven by gross proceeds of $14,563,000 from the sale of its former subsidiary Dynamic Controls in the first quarter of 2020. In addition, the company used $2,113,000 to purchase SAP licenses related to its ERP implementation in the first quarter of 2020.

Cash flows provided by financing activities increased in the first three months of 2020 compared to the same period last year driven primarily by borrowing of $21,600,000 on the North America credit facility under the company's credit agreement which provides for an asset-based-lending senior secured revolving credit facility.

MD&A	Cash Flows

Free cash flow is a non-GAAP financial measure and is reconciled to the corresponding GAAP measure as follows:

($ in thousands USD)	1Q20	1Q19
Net cash used by operating activities	(9,839)	(22,588)
Plus: Sales of property and equipment	4	20
Less: Purchases of property and equipment	(2,121)	(1,812)
Free Cash Flow	(11,956)	(24,380)

Free cash flow for the first three months 2020 and 2019 was negatively impacted by the same items that affected cash flows used by operating activities. Free cash flow is a non-GAAP financial measure that is comprised of net cash used by operating activities plus purchases of property and equipment less proceeds from sales of property and equipment. Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the company and its ability to repay debt or make future investments (including acquisitions, etc.).
Generally, the first half of the year is cash consumptive and impacted by significant disbursements related to annual customer rebate payments which normally occur in the first quarter of the year and earned employee bonuses historically paid in the second quarter of the year. In addition, investment in inventory is typically heavy in the first half of the year with planning around the company's supply chain to fulfill shipments in the second half of the year and can be impacted by footprint rationalization projects. As a result, historically, the company realizes stronger cash flow in the second half of the year versus the first half of the year. However, because the company cannot predict the duration or scope of the COVID-19 pandemic and its negative impact on the company’s cash flow, these historic trends may not apply in 2020 or beyond.

The company's approximate cash conversion days at March 31, 2020, December 31, 2019 and March 31, 2019 were as follows:
For the quarter ended March 31, 2020, days in receivables improved compared to the same period a year ago while days in inventory were substantially more favorable compared to the quarter ended March 31, 2019 due to improved inventory management. Days in accounts payable reflect the company's efforts to manage cash as a result of the business disruption due to the COVI-19 pandemic.

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

ACCOUNTING ESTIMATES AND PRONOUNCEMENTS

CRITICAL ACCOUNTING ESTIMATES

The Consolidated Financial Statements included in the report include accounts of the company and all majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Consolidated Financial Statements and related footnotes. In preparing the financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, thus, actual results could differ from these estimates. Please refer to the Critical Accounting Estimates section within MD&A of company's Annual Report on Form 10-K for the period ending December 31, 2019 as well as the revenue recognition and warranty disclosure below.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For the company’s disclosure regarding recently issued accounting pronouncements, see Accounting Policies - Recent Accounting Pronouncements in the Notes to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

MD&A	Forward-Looking Statements

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that describe future outcomes or expectations that are usually identified by words such as “will,” “should,” “could,” “plan,” “intend,” “expect,” “continue,” “forecast,” “believe,” and “anticipate” and include, for example, statements related to the expected effects on the company’s business of the COVID-19 pandemic; sales and free cash flow trends; the impact of contingency plans and SG&A and investment reductions; the company’s liquidity and working capital expectations; the company’s future financial results; and similar statements. Actual results may differ materially as a result of various risks and uncertainties, including the duration and scope of the COVID-19 pandemic and impact on the demand for the company’s products; the ability of the company to obtain needed raw materials and components from its suppliers; actions that governments, businesses and individuals take in response to the pandemic, including mandatory business closures and restrictions on onsite commercial interactions; the impact of the pandemic and actions taken in response to the pandemic on global and regional economies and economic activity; the pace of recovery when the COVID-19 pandemic subsides; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the effects of steps the company takes to reduce operating costs; the inability of the company to sustain profitable sales growth, achieve anticipated improvements in segment operating performance, convert high inventory levels to cash or reduce its costs to maintain competitive prices for its products; lack of market acceptance of the company's new product innovations; circumstances or developments that may make the company unable to implement or realize the anticipated benefits, or that may increase the costs, of its current and planned business initiatives, in particular the key elements of its enhanced transformation and growth plan such as its new product introductions, additional investments in sales force and demonstration equipment, plant consolidation in Germany, supply chain actions and global information technology outsourcing and ERP implementation activities; possible adverse effects on the company's liquidity, including the company's ability to address future debt maturities, that may result from delays in the implementation of, any failure to realize benefits from, its current and planned business initiatives; adverse changes in government and third-party payor reimbursement levels and practices in the U.S.; adverse impacts of new tariffs or increases in commodity prices or freight costs; regulatory proceedings or the company's failure to comply with regulatory requirements or receive regulatory clearance or approval for the company's products or operations; adverse effects of regulatory or governmental inspections of the company's facilities at any time and governmental investigations or enforcement actions; exchange rate fluctuations; and those other risks and uncertainties expressed in the cautionary statements and risk factors in the company's annual report on Form 10-K, quarterly reports on Form 10-Q and other filings with the Securities and Exchange Commission. The company may not be able to predict and may have little or no control over many factors or events that may influence its future results and, except as required by law, shall have no obligation to update any forward-looking statements.

Financial Statements	Leases and Commitments

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Income (Loss) (unaudited)

(In thousands, except per share data)	Three Months Ended March 31,
	2020	2019
Net sales	$218,440	$223,419
Cost of products sold	155,452	161,964
Gross Profit	62,988	61,455
Selling, general and administrative expenses	61,738	65,241
Gain on sale of business	(9,590)	—
Charges related to restructuring activities	1,392	692
Operating Income (Loss)	9,448	(4,478)
Net loss on convertible debt derivatives	—	273
Interest expense	6,676	7,314
Interest income	(60)	(129)
Earnings (Loss) Before Income Taxes	2,832	(11,936)
Income tax provision	2,100	1,950
Net Earnings (Loss)	$732	$(13,886)
Dividends Declared per Common Share	$0.0125	$0.0125
Net Earnings (Loss) per Share—Basic	$0.02	$(0.42)
Weighted Average Shares Outstanding—Basic	33,784	33,304
Net Earnings (Loss) per Share—Assuming Dilution	$0.02	$(0.42)
Weighted Average Shares Outstanding—Assuming Dilution	33,853	33,317
Net Earnings (Loss)	$732	$(13,886)
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,194)	5,102
Defined Benefit Plans:
Amortization of prior service costs and unrecognized(losses) gains	(169)	26
Deferred tax adjustment resulting from defined benefit plan activity	18	(6)
Valuation reserve associated with defined benefit plan activity	(18)	6
Current period gain on cash flow hedges	(142)	(509)
Deferred tax loss related to gain on cash flow hedges	—	21
Other Comprehensive Income (Loss)	(4,505)	4,640
Comprehensive Loss	$(3,773)	$(9,246)
(Elements as a % of Net Sales)
Net Sales	100.0%	100.0%
Cost of products sold	71.2	72.5
Gross Profit	28.8	27.5
Selling, general and administrative expenses	28.3	29.2
Gain on sale of business	(4.4)	—
Charges related to restructuring activities	0.6	0.3
Operating Income (Loss)	4.3	(2.0)
Net loss on convertible debt derivatives	—	0.1
Interest expense	3.1	3.3
Interest income	—	(0.1)
Earnings (Loss) Before Income Taxes	1.3	(5.3)
Income tax provision	1.0	0.9
Net Earnings (Loss)	0.3%	(6.2)%
See notes to condensed consolidated financial statements.

Financial Statements	Leases and Commitments

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)

	March 31, 2020	December 31, 2019
Assets	(In thousands)
Current Assets
Cash and cash equivalents	$98,932	$80,063
Trade receivables, net	110,068	116,669
Installment receivables, net	595	736
Inventories, net	118,505	120,500
Other current assets	48,563	37,909
Total Current Assets	376,663	355,877
Other Assets	4,346	4,216
Intangibles	26,217	26,447
Property and Equipment, net	47,095	46,607
Financing Lease Assets, net	26,183	26,900
Operating Lease Assets, net	15,619	18,676
Goodwill	372,911	373,403
Total Assets	$869,034	$852,126
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$90,614	$88,003
Accrued expenses	116,134	120,947
Current taxes payable	1,844	345
Current portion of financing lease obligations	2,466	2,514
Current portion of operating lease obligations	6,307	6,790
Short-term debt and current maturities of long-term obligations	79,217	58
Total Current Liabilities	296,582	218,657
Long-Term Debt	165,026	219,464
Finance Lease Long-term Obligations	25,878	26,480
Operating Leases Long-term Obligations	9,207	12,060
Other Long-Term Obligations	67,829	66,949
Shareholders’ Equity
Preferred Shares (Authorized 300 shares; none outstanding)	—	—
Common Shares (Authorized 150,000 shares; 38,501 and 37,609 issued and outstanding at March 31, 2020 and December 31, 2019, respectively)—no par	9,815	9,588
Class B Common Shares (Authorized 12,000 shares; 6 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively)—no par	2	2
Additional paid-in-capital	313,623	312,650
Retained earnings	87,550	87,475
Accumulated other comprehensive income	(1,377)	3,128
Treasury shares (4,042 and 3,953 shares at March 31, 2020 and December 31, 2019, respectively)	(105,101)	(104,327)
Total Shareholders’ Equity	304,512	308,516
Total Liabilities and Shareholders’ Equity	$869,034	$852,126
See notes to condensed consolidated financial statements.

Financial Statements	Leases and Commitments

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (unaudited)

	For the Three Months Ended March 31,
	2020	2019
Operating Activities	(In thousands)
Net earnings (loss)	$732	$(13,886)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain on sale of business	(9,590)	—
Depreciation and amortization	3,407	3,898
Amortization operating lease right of use assets	1,937	2,172
Provision (benefit) for losses on trade and installment receivables	(71)	185
Benefit for deferred income taxes	240	329
Provision for other deferred liabilities	469	234
Provision for equity compensation	1,200	1,430
Loss on disposals of property and equipment	1	54
Amortization of convertible debt discount	2,732	3,099
Amortization of debt fees	475	615
Loss on convertible debt derivatives	—	273
Changes in operating assets and liabilities:
Trade receivables	1,627	3,535
Installment sales contracts, net	26	13
Inventories	(2,930)	(1,588)
Other current assets	(10,934)	(3,957)
Accounts payable	7,950	(4,683)
Accrued expenses	(5,787)	(12,794)
Other long-term liabilities	(1,323)	(1,517)
Net Cash Used by Operating Activities	(9,839)	(22,588)
Investing Activities
Purchases of property and equipment	(2,121)	(1,812)
Proceeds from sale of property and equipment	4	20
Proceeds from sale of business	14,563	—
Change in other long-term assets	(135)	(20)
Other	(2,113)	—
Net Cash Provided (Used) by Investing Activities	10,198	(1,812)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	21,600	—
Capital leases payments	(266)	(866)
Payment of dividends	(414)	(408)
Purchase of treasury stock	(773)	(381)
Net Cash Provided (Used) by Financing Activities	20,147	(1,655)
Effect of exchange rate changes on cash	(1,637)	1,074
Increase (decrease) in cash and cash equivalents	18,869	(24,981)
Cash and cash equivalents at beginning of year	80,063	116,907
Cash and cash equivalents at end of period	$98,932	$91,926
See notes to condensed consolidated financial statements.

Financial Statements	Leases and Commitments

INVACARE CORPORATION AND SUBSIDIARIES
Consolidated Statement of Shareholders' Equity

(In thousands)	Common Stock	Class B Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehen-sive Earnings	Treasury Stock	Total
January 1, 2020 Balance	$9,588	$2	$312,650	$87,475	$3,128	$(104,327)	$308,516
Exercise of stock options	90	—	(90)	—	—	(774)	(774)
Performance awards	—	—	394	—	—	—	394
Restricted stock awards	137	—	669	—	—	—	806
Net earnings	—	—	—	732	—	—	732
Foreign currency translation adjustments	—	—	—	—	(4,194)	—	(4,194)
Unrealized gain on cash flow hedges	—	—	—	—	(142)	—	(142)
Defined benefit plans: Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	(169)	—	(169)
Total comprehensive loss	—	—	—	—	—	—	(3,773)
Dividends	—	—	—	(414)	—	—	(414)
Adoption of credit loss standard	—	—	—	(243)	—	—	(243)
March 31, 2020 Balance	$9,815	$2	$313,623	$87,550	$(1,377)	$(105,101)	$304,512

January 1, 2019 Balance	$9,419	$2	$297,919	$142,447	$12,793	$(103,433)	$359,147
Performance awards	29	—	436	—	—	(348)	117
Non-qualified stock options	—	—	124	—	—	—	124
Restricted stock awards	140	—	701	—	—	(33)	808
Net loss	—	—	—	(13,886)	—	—	(13,886)
Foreign currency translation adjustments	—	—	—	—	5,102	—	5,102
Unrealized gain on cash flow hedges	—	—	—	—	(488)	—	(488)
Defined benefit plans: Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	26	—	26
Total comprehensive loss	—	—	—	—	—	—	(9,246)
Dividends	—	—	—	(408)	—	—	(408)
March 31, 2019 Balance	$9,588	$2	$299,180	$128,153	$17,433	$(103,814)	$350,542
See notes to condensed consolidated financial statements.

Notes to Financial Statements	Accounting Policies

Accounting Policies

Principles of Consolidation:  The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of March 31, 2020 and the results of its operations and changes in its cash flow for the three months ended March 31, 2020 and 2019, respectively. Certain foreign subsidiaries, represented by the European segment, are consolidated using a February 29 quarter end to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the company's financial statements. All significant intercompany transactions are eliminated. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates:  The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates.

Recent Accounting Pronouncements (Already Adopted):
In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Statements." ASU 2016-13 requires a new credit loss standard for most financial assets and certain other instruments. For example, entities are required to use an "expected loss" model that will generally require earlier recognition of allowances for losses for trade receivables. The standard also requires additional disclosures, including disclosures regarding how an entity tracks credit quality. The company adopted ASU 2016-13, effective on January 1, 2020, which resulted in an increase for credit losses of $243,000 with the offsetting impact recorded to retained earnings.

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The guidance in ASU 2017-04 eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new ASU, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The company adopted ASU 2017-04 as of January 1, 2020 with no impact to the company's financial statements upon adoption.

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes," which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. ASU 2019-12 removes the following exceptions: 1) exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income), 2) exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, 3) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign subsidiary becomes a subsidiary and 4) the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The ASU also simplifies other areas of Topic 740 by clarifying and amending existing guidance. The amendments in the ASU will be applied using different approaches depending on what the specific amendments relate to. The company early adopted ASU 2019-12 on a prospective basis as of January 1, 2020 with no impact to the company's financial statements upon adoption.

Notes to Financial Statements	Divested Businesses

Divested Businesses

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
Dynamic Controls is a supplier of power mobility products and respiratory components to the company as well as supplying power mobility products to external customers. Sales in 2020 through the date of disposition were $5,331,000, including intercompany sales of $2,532,000, compared to sales in 2019 of $30,261,000, including intercompany sales of $13,087,000. Earnings before income taxes was approximately $445,000 in 2020, through the date of disposition, compared to $853,000 in 2019, inclusive of intercompany profits on sales to the company.
The transaction was the result of considering options for the products sold by Dynamic Controls which resulted in selling the business to a third-party which can provide access to further technological innovations to further differentiate the company’s power mobility products.
The gross proceeds from the Transaction were $14,563,000, net of taxes and expenses. The company realized a pre-tax gain of $9,590,000 and recorded expenses related to the sale of the business totaling $2,350,000, of which $1,120,000 have been paid as of March 31, 2020.
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
The assets and liabilities of Dynamic Controls as of March 7, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 7, 2020	December 31, 2019
Trade receivables, net	$4,129	$1,804
Inventories, net	3,082	3,008
Other assets	855	933
Property and equipment, net	600	707
Operating lease assets, net	2,127	1,870
Total assets	$10,793	$8,322

Accounts payable	$4,692	$4,501
Accrued expenses	2,473	2,108
Current taxes payable	41	92
Current portion of operating lease obligations	366	393
Long-term obligations	1,019	1,754
Total liabilities	$8,591	$8,848

Trade receivables as of March 7, 2020 includes receivables previously classified as intercompany related to product sold by Dynamic Controls to other Invacare entities.

Notes to Financial Statements	Current Assets

Current Assets

Receivables

Receivables consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Accounts receivable, gross	$131,089	$141,732
Customer rebate reserve	(10,452)	(13,922)
Cash discount reserves	(5,132)	(5,326)
Allowance for doubtful accounts	(4,435)	(4,804)
Other, principally returns and allowances reserves	(1,002)	(1,011)
Accounts receivable, net	$110,068	$116,669

Reserves for customer rebates and cash discounts are recorded as a reduction in revenue and netted against gross accounts receivable. Customer rebates in excess of a given customer's accounts receivable balance are classified in Accrued Expenses. Customer rebates and cash discounts are estimated based on the most likely amount principle as well as historical experience and anticipated performance. In addition, customers have the right to return product within the company’s normal terms policy, and as such the company estimates the expected returns based on an analysis of historical experience and adjusts revenue accordingly. The decrease in customer rebates reserve from December 31, 2019 to March 31, 2020 was primarily the result of rebate payments, the majority of which are paid in the first quarter of each year.

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

The company adopted ASU 2016-13, "Measurement of Credit Losses on Financial Statements" on January 1, 2020. Accordingly, the company is now applying an "expected loss" model that will generally require earlier recognition of allowances for losses for trade receivables. In addition, the company expects more variability in its allowance for doubtful accounts as it previously provided for bad debts based on a specific reserve methodology while the new expected loss methodology requires companies to provide for estimated losses beginning at the time of sale. The adoption of the new standard resulted in an increases in credit losses of $243,000 as disclosed in the Consolidated Statement of Shareholders' Equity.

The company's approach is to separate its receivables into good-standing and collection receivables. Good-standing receivables are assigned to risk pools of high, medium and low. The risk pools are driven by the specifics associated with the geography of origination. Expected loss percentages are calculated and assigned to each risk pool, driven primarily by historical experience. The historical loss percentages are calculated for each risk pool and then judgmentally revised to consider current risk factors as well as consideration of the impact of forecasted events, as applicable. The expected loss percentages are then applied to receivables balances each period to determine the allowance for doubtful accounts.

In North America, excluding Canada, good-standing receivables are assigned to the low risk pool and assigned an expected loss percentage of 1.0% as these receivables are deemed to share the same risk profile and collections efforts are the same. Installment receivables in North America are characterized as collection receivables and thus reserves based on specific analysis of each customer. In Canada, good-standing receivables and installment receivables are deemed low risk and assigned a loss percentage of 0.2%.

In Europe, expected losses are determined by each location in each region. Most locations have a majority of their receivables assigned to the low risk pool, which has an average expected loss percentage of 0.3%. About half of the locations have a portion of their receivables assigned as medium risk with an average expected loss percentage of 0.9%. Only a few locations have any receivables characterized as high risk and the average credit loss percentage for those locations is 2.7%. Collection risk is generally low as payment terms in certain key markets, such as Germany, are immediate and in many locations the ultimate customer is the government.

In the Asia Pacific region, receivables are characterized as low risk, which have an average expected loss percentage of 0.3%. Historical losses are low in this region where the use of credit insurance is often customary.

Notes to Financial Statements	Current Assets

The movement in the receivables allowance for doubtful accounts was as follows (in thousands):

Three Months Ended March 31, 2020
Balance as of beginning of period	$4,804
Current period provision	(217)
Direct write-offs charged against the allowance	(152)
Balance as of end of period	$4,435

The current period provision includes the immaterial impact of the adoption of ASU 2016-03. The company did not make any material changes to the assignment of receivables to the different risk pools or to the expected loss reserves in the quarter. The company is monitoring the impacts of the COVID-19 pandemic and the possibility for an impact on collections but the impact of COVID-19 was principally unknown in the first quarter and there was not a material impact to the company during the first quarter.

For collections receivables, the estimated allowance for uncollectible amounts is based primarily on management’s evaluation of the financial condition of each customer. In addition, as a result of the company's financing arrangement with DLL, a third-party financing company which the company has worked with since 2000, management monitors the collection status of these contracts in accordance with the company’s limited recourse obligations and provides amounts necessary for estimated losses in the allowance for doubtful accounts and establishes reserves for specific customers as needed.

The company writes off uncollectible trade accounts receivable after such receivables are moved to collection status and legal remedies are exhausted. See Concentration of Credit Risk in the Notes to the Consolidated Financial Statements for a description of the financing arrangement. Long-term installment receivables are included in “Other Assets” on the consolidated balance sheet.

Upon adoption of ASU 2016-03, the company recorded a new contingent liability in the amount of $306,000 related to the contingent aspect of the company's guarantee associated with its arrangement with DLL. The contingent liability is recorded applying the same expected loss model used for the trade and installment receivables recorded on the company's books. Specifically, historical loss history is used to determine the expected loss percentage, which is then adjusted judgmentally to consider other factors, as needed.

The company’s U.S. customers electing to finance their purchases can do so using DLL. In addition, the company, prior to 2020, provided financing directly for its Canadian customers for which DLL is not an option, as DLL typically provides financing to Canadian customers only on a limited basis. The installment receivables recorded on the books of the company represent a single portfolio segment of finance receivables to the independent provider channel and long-term care customers. The portfolio segment is comprised of two classes of receivables distinguished by geography and credit quality. The U.S. installment receivables are the first class and represent installment receivables re-purchased from DLL because the customers were in default. Default with DLL is defined as a customer being delinquent by three payments. The Canadian installment receivables represent the second class of installment receivables which were originally financed by the company because third party financing was not available to the HME providers. The Canadian installment receivables were typically financed for twelve months and historically have had a very low risk of default.

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

Notes to Financial Statements	Current Assets

Installment receivables consist of the following (in thousands):

	March 31, 2020			December 31, 2019
	Current	Long- Term	Total	Current	Long- Term	Total
Installment receivables	$1,159	$1,084	$2,243	$1,192	$1,257	$2,449
Less: Unearned interest	(17)	—	(17)	(22)	—	(22)
	1,142	1,084	2,226	1,170	1,257	2,427
Allowance for doubtful accounts	(547)	(986)	(1,533)	(434)	(1,080)	(1,514)
Installment receivables, net	$595	$98	$693	$736	$177	$913

Installment receivables purchased from DLL during the three months ended March 31, 2020 increased the gross installment receivables balance by $286,000, which will be part of the company's 2020 class of installment receivables. No sales of installment receivables were made by the company during the quarter. There was no impact on the allowance for doubtful accounts for installment receivables as a result of the adoption of ASU 2016-03 as the installment receivables in the U.S. are specifically reserved for by account and no adjustment was needed to the allowance for doubtful accounts for Canada installment receivables.

The movement in the installment receivables allowance for doubtful accounts was as follows (in thousands):

	Three Months Ended March 31, 2020	Year Ended December 31, 2019
Balance as of beginning of period	$1,514	$1,542
Current period provision	146	479
Direct write-offs charged against the allowance	(127)	(507)
Balance as of end of period	$1,533	$1,514

Installment receivables by class as of March 31, 2020 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired installment receivables with a related allowance recorded	$1,700	$1,700	$1,531	$—
Canada
Non-Impaired installment receivables with no related allowance recorded	541	524	—	13
Impaired installment receivables with a related allowance recorded	2	2	2	—
Total Canadian installment receivables	543	526	2	13
Total
Non-Impaired installment receivables with no related allowance recorded	541	524	—	13
Impaired installment receivables with a related allowance recorded	1,702	1,702	1,533	—
Total installment receivables	$2,243	$2,226	$1,533	$13

Notes to Financial Statements	Current Assets

Installment receivables by class as of December 31, 2019 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired installment receivables with a related allowance recorded	$1,762	$1,762	$1,497	$—
Canada
Non-Impaired installment receivables with no related allowance recorded	670	648	—	92
Impaired installment receivables with a related allowance recorded	17	17	17	—
Total Canadian installment receivables	687	665	17	92
Total
Non-Impaired installment receivables with no related allowance recorded	670	648	—	92
Impaired installment receivables with a related allowance recorded	1,779	1,779	1,514	—
Total installment receivables	$2,449	$2,427	$1,514	$92

Installment receivables with a related allowance recorded as noted in the table above represent those installment receivables on a non-accrual basis in accordance with ASU 2010-20. As of March 31, 2020, the company had no U.S. installment receivables past due of 90 days or more for which the company is still accruing interest. Individually, all U.S. installment receivables are assigned a specific allowance for doubtful accounts based on management’s review when the company does not expect to receive both the contractual principal and interest payments as specified in the loan agreement. In Canada, the company had an immaterial amount of Canadian installment receivables which were past due of 90 days or more as of December 31, 2019 for which the company was still accruing interest.

The aging of the company’s installment receivables was as follows (in thousands):

	March 31, 2020			December 31, 2019
	Total	U.S.	Canada	Total	U.S.	Canada
Current	$530	$—	$530	$659	$—	$659
0-30 Days Past Due	11	—	11	2	—	2
31-60 Days Past Due	—	—	—	4	—	4
61-90 Days Past Due	—	—	—	—	—	—
90+ Days Past Due	1,702	1,700	2	1,784	1,762	22
	$2,243	$1,700	$543	$2,449	$1,762	$687

Notes to Financial Statements	Current Assets

Inventories

Inventories consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Finished goods	$50,621	$54,064
Raw materials	54,294	54,638
Work in process	13,590	11,798
Inventories, net	$118,505	$120,500

Other Current Assets

Other current assets consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Tax receivables principally value added taxes	$18,706	$16,049
Receivable due from information technology provider	12,852	6,262
Prepaid insurance	2,167	2,918
Derivatives (foreign currency forward exchange contracts)	1,726	838
Prepaid social charges	1,493	1,216
Service contracts	1,406	2,013
Prepaid inventory	780	684
Recoverable income taxes	225	297
Prepaid debt fees	206	207
Prepaid and other current assets	9,002	7,425
Other Current Assets	$48,563	$37,909

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

Notes to Financial Statements	Long-Term Assets

Long-Term Assets

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Cash surrender value of life insurance policies	$2,148	$2,124
Long-term deferred taxes	1,057	928
Deferred financing fees	552	602
Long-term installment receivables	98	177
Investments	86	85
Other	405	300
Other Long-Term Assets	$4,346	$4,216

Property and Equipment
Property and equipment consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Machinery and equipment	$283,000	$296,078
Land, buildings and improvements	32,611	33,054
Furniture and fixtures	9,619	9,898
Leasehold improvements	7,305	9,023
Capitalized Software	6,430	3,509
Property and Equipment, gross	338,965	351,562
Less allowance for depreciation	(291,870)	(304,955)
Property and Equipment, net	$47,095	$46,607

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

In the third quarter of 2018, the company agreed to sell its Isny, Germany location with a net book value at the signing of the agreement of approximately $2,900,000, which is included in Land, buildings and improvements in the table above. In accordance with the agreement, control will not transfer to the buyer until April 2020; however, the company received an advance payment in 2018 of $3,524,000 representing a majority of the proceeds to be received, which was reflected in the investing section of the Consolidated Statement of Cash Flows and classified in Accrued Expenses in the Consolidated Balance Sheets. The company will continue to depreciate the building and expects to record a gain on the transaction when completed in 2020.

Notes to Financial Statements	Long-Term Assets

Goodwill
The change in goodwill from December 31, 2019 to March 31, 2020 was due to foreign currency translation.

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

In consideration of the negative impact of COVID-19 on the global economy, the company performed a review of goodwill for impairment in the first quarter of 2020. While there was no indication of impairment in 2020 related to goodwill for the Europe or Institutional Products Group reporting units, a future potential impairment is possible for these reporting units should actual results differ materially from the company's current forecasted results or market inputs used to determine the discount rate change significantly. Please refer to Goodwill in the company's Annual Report on Form 10-K for the period ending December 31, 2019 for further disclosure regarding the company's impairment analysis review methodology.
Intangibles

The company's intangibles consist of the following (in thousands):

	March 31, 2020		December 31, 2019
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer lists	$50,753	$50,753	$51,108	$51,108
Trademarks	23,328	—	23,479	—
Developed technology	7,480	6,681	7,483	6,642
Patents	5,452	5,452	5,521	5,521
License agreements	2,823	744	2,884	770
Other	1,161	1,150	1,163	1,150
Intangibles	$90,997	$64,780	$91,638	$65,191

All the company’s intangible assets have been assigned definite lives and continue to be amortized over their useful lives, except for trademarks shown above, which have indefinite lives. The changes in intangible balances reflected on the balance sheet from December 31, 2019 to March 31, 2020 were the result of foreign currency translation and amortization.

The company evaluates the carrying value of definite-lived assets annually in the fourth quarter and whenever events or circumstances indicate possible impairment. In consideration of the negative impact of COVID-19 on the global economy, the company performed a review of intangibles for impairment in the first quarter of 2020 and concluded there was no impairment to be recorded. Definite-lived assets are determined to be impaired if the future un-discounted cash flows expected to be generated by the asset are less than the carrying value. Actual impairment amounts for definite-lived assets are then calculated using a discounted cash flow calculation.

Any impairment amounts for indefinite-lived assets are calculated as the difference between the future discounted cash flows expected to be generated by the asset less than the carrying value for the asset.

Amortization expense related to intangibles was $80,000 in the first three months of 2020 and is estimated to be $371,000 in 2020, $390,000 in 2021, $390,000 in 2022, $390,000 in 2023, $352,000 in 2024 and $213,000 in 2025. Amortized intangibles are being amortized on a straight-line basis over remaining lives of 1 to 10 years with most of the intangibles being amortized over an average remaining life of approximately 7 years.

Notes to Financial Statements	Current Liabilities

Current Liabilities

Accrued Expenses

Accrued expenses consist of accruals for the following (in thousands):

	March 31, 2020	December 31, 2019
Salaries and wages	$29,633	$29,725
Taxes other than income taxes, primarily Value Added Taxes	17,670	22,194
IT service contracts	12,850	6,125
Warranty	10,667	11,626
Severance	6,545	7,023
Professional	5,522	6,869
Interest	5,065	3,608
Deferred revenue	4,933	3,173
Freight	4,017	3,744
Advance payment on sale of land & buildings	3,471	3,471
Product liability, current portion	2,970	2,736
Derivative liabilities (foreign currency forward exchange contracts)	2,581	905
Rebates	986	10,743
Insurance	714	699
Supplemental Executive Retirement Program liability	391	391
Rent	346	415
IT licenses	—	2,114
Other items, principally trade accruals	7,773	5,386
Accrued Expenses	$116,134	$120,947

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

Accrued rebates relate to several volume incentive programs the company offers its customers. The company accounts for these rebates as a reduction of revenue when the products are sold. Rebates are netted against gross accounts receivables. If rebates are in excess of such receivables, they are then classified as accrued expenses. The reduction in accrued rebates from December 31, 2019 to March 31, 2020 primarily relates to payments principally made in the first quarter each year.

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

Notes to Financial Statements	Current Liabilities

The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

Balance as of January 1, 2020	$11,626
Warranties provided during the period	1,742
Settlements made during the period	(2,826)
Changes in liability for pre-existing warranties during the period, including expirations	125
Balance as of March 31, 2020	$10,667

Warranty reserves are subject to adjustment in future periods as new developments change the company's estimate of the total cost.

Notes to Financial Statements	Long-Term Liabilities

Long-Term Debt

Debt consists of the following (in thousands):

	March 31, 2020	December 31, 2019
Convertible senior notes at 5.00%, due in February 2021	$57,573	$56,628
Convertible senior notes at 4.50%, due in June 2022	103,499	101,815
Convertible senior notes at 5.00%, due in November 2024	61,325	60,817
Other obligations	21,846	262
	244,243	219,522
Less current maturities of long-term debt	(79,217)	(58)
Long-Term Debt	$165,026	$219,464

The company had outstanding letters of credit of $8,824,000 and $8,827,000 as of March 31, 2020 and December 31, 2019, respectively. There were no borrowings denominated in foreign currencies as of March 31, 2020 and December 31, 2019. The weighted average interest rate on all borrowings, excluding capital leases, was 4.74% for the three months ended March 31, 2020 and 4.78% for the year ended December 31, 2019.

On September 30, 2015, the company entered into an Amended and Restated Revolving Credit and Security Agreement, which was subsequently amended (the “Credit Agreement”) and which matures on January 16, 2021. The Credit Agreement was entered into by and among the company, certain of the company’s direct and indirect U.S. and Canadian subsidiaries and certain of the company’s European subsidiaries (together with the company, the “Borrowers”), certain other of the company’s direct and indirect U.S., Canadian and European subsidiaries (the “Guarantors”), and PNC Bank, National Association (“PNC”), JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited, KeyBank National Association, and Citizens Bank, National Association (the “Lenders”). PNC is the administrative agent (the “Administrative Agent”) and J.P. Morgan Europe Limited is the European agent (the “European Agent”) under the Credit Agreement. In connection with entering into the company's Credit Agreement, the company incurred fees which were capitalized and are being amortized as interest expense. As of March 31, 2020, debt fees yet to be amortized through January 2021 totaled $758,000.

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

The aggregate borrowing availability under the U.S. and Canadian Credit Facility is determined based on a borrowing base formula. The aggregate usage under the U.S. and Canadian Credit Facility may not exceed an amount equal to the sum of (a) 85% of eligible U.S. accounts receivable plus (b) the lesser of (i) 70% of eligible U.S. inventory and eligible foreign in-transit inventory and (ii) 85% of the net orderly liquidation value of eligible U.S. inventory and eligible foreign in-transit inventory (not to exceed $4,000,000), plus (c) the lesser of (i) 85% of the net orderly liquidation value of U.S. eligible machinery and equipment and (ii) $0 as of March 31, 2020 (subject to reduction as provided in the Credit Agreement), plus (d) 85% of eligible Canadian accounts receivable, plus (e) the lesser of (i) 70% of eligible Canadian inventory and (ii) 85% of the net orderly liquidation value of eligible Canadian inventory, less (f) swing loans outstanding under the U.S. and Canadian Credit Facility, less (g) letters of credit issued and undrawn under the U.S. and Canadian Credit Facility, less (h) a $5,000,000 minimum availability reserve, less (i) other reserves required by the Administrative Agent, and in each case subject to the definitions and limitations in the Credit Agreement. As of March 31, 2020, the company was in compliance with all covenant requirements. As of March 31, 2020, the company has borrowings of $21,600,000 and had additional borrowing capacity of $214,000 under the U.S. and Canadian Credit Facility under the Credit Agreement, considering the minimum availability reserve, then-outstanding letters of credit, other reserves and the $7,500,000 dominion trigger amount described

Notes to Financial Statements	Long-Term Liabilities

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

The Credit Agreement contains customary representations, warranties and covenants. Exceptions to the operating covenants in the Credit Agreement provide the company with flexibility to, among other things, enter into or undertake certain sale and leaseback transactions, dispositions of assets, additional credit facilities, sales of receivables, additional indebtedness and intercompany indebtedness, all subject to limitations set forth in the Credit Agreement, as amended. The Credit Agreement also contains a covenant requiring the company to maintain minimum availability under the U.S. and Canadian Credit Facility of not less than the greater of (i) 11.25% of the maximum amount that may be drawn under the U.S. and Canadian Credit Facility for five (5) consecutive business days, or (ii) $5,000,000 on any business day. The company also is subject to dominion triggers under the U.S. and Canadian Credit Facility requiring the company to maintain borrowing capacity of not less than $7,500,000 on any business day or $12,500,000 for five consecutive days in order to avoid triggering full control by an agent for the lenders of the company's cash receipts for application to the company’s obligations under the agreement.

The Credit Agreement contains customary default provisions, with certain grace periods and exceptions, which provide for events of default that include, among other things, failure to pay amounts due, breach of covenants, representations or warranties, bankruptcy, the occurrence of a material adverse effect, exclusion from any medical reimbursement program, and an interruption of any material manufacturing facilities for more than 10 consecutive days. There were $21,600,000 outstanding under the U.S. and Canadian Credit Facility at March 31, 2020.

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

The aggregate borrowing availability for each European Borrower under the European Credit Facility is determined based on a borrowing base formula. The aggregate borrowings of each of the European Borrowers under the European Credit Facility may not exceed an amount equal to (a) 85% of the European Borrower’s eligible accounts receivable, less (b) the European Borrower’s borrowings and swing line loans outstanding under the European Credit Facility, less (c) the European Borrower’s letters of credit issued and undrawn under the European Credit Facility, less (d) a $3,000,000 minimum availability reserve, less (e) other reserves required by the European Agent, and in each case subject to the definitions and limitations in the Credit Agreement. As of March 31, 2020, the aggregate borrowing availability to the European Borrowers under the European Credit Facility was approximately $9,167,000, considering the $3,000,000 minimum availability reserve and the $3,375,000 dominion trigger amount described below.

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

The European Credit Facility is subject to customary default provisions, with certain grace periods and exceptions, consistent with those applicable to the U.S. and Canadian Credit Facility, which provide that events of default include, among other things, failure to pay amounts due, breach of covenants, representations or warranties, cross-default, bankruptcy, the occurrence of a material adverse effect, exclusion from any medical reimbursement program, and an interruption in the operations of any material manufacturing facility for more than 10 consecutive days. The proceeds of the European Credit Facility will be used to finance the working capital and other business needs of the company. There were no borrowings outstanding under the European Credit Facility at March 31, 2020.

Convertible senior notes due 2021

In the first quarter of 2016, the company issued $150,000,000 aggregate principal amount of 5.00% Convertible Senior Notes due 2021 (the “2021 notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2021 notes bear interest at a rate of 5.00% per year payable semi-annually in arrears on February 15 and August 15 of each year, beginning August 15, 2016. The 2021 notes will mature on February 15, 2021, unless repurchased or converted in accordance with their terms prior to such date. Prior to August 15, 2020, the 2021 notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Prior to May 16, 2019, the 2021 notes were convertible, subject to certain conditions, into cash only. On May 16, 2019, the company obtained shareholder approval under applicable New York Stock Exchange rules such that conversion of the 2021 notes may be settled in cash, the company’s common shares or a combination of cash and the company’s common shares, at the company’s election. At December 31, 2019, $61,091,000 aggregate principal amount of the 2021 Notes remained outstanding, following the repurchase of $16,000,000 aggregate principal amount of 2021 Notes for cash in the third quarter of 2019 and the exchange transactions completed in the fourth quarter of 2019, as further discussed below.

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

Holders of the 2021 notes will have the right to require the company to repurchase all or some of their 2021 notes at 100% of their principal, plus any accrued and unpaid interest, upon the occurrence of certain fundamental changes. The initial conversion rate is 60.0492 common shares per $1,000 principal amount of 2021 notes (equivalent to an initial conversion price of approximately $16.65 per common share). Until the company received shareholder approval on May 16, 2019 authorizing it to elect to settle future conversions of the 2021 Notes in common shares, the company separately accounted for the conversion features as a derivative. The derivative was capitalized on the balance sheet as a long-term liability with adjustment to reflect fair value each quarter until the change to the conversion features as a result of the shareholder approval received on May 16, 2019 resulted in the termination of the derivative. The fair value of the convertible debt conversion liability at issuance was $34,480,000. The company recognized a loss of $6,715,000 for the three months ended March 31, 2019 related to the convertible debt conversion liability.

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

generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the 2021 notes. The company evaluated the note hedges under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the note hedges should be accounted for as derivatives. These derivatives were capitalized on the balance sheet as long-term assets and will be adjusted to reflect fair value each quarter. The fair value of the convertible note hedge assets at issuance was $27,975,000. The company recognized a gain of $6,504,000 for the three months ended March 31, 2019 related to the convertible note hedge asset.

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

The liability components of the 2021 notes consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Principal amount of liability component	$61,091	$61,091
Unamortized discount	(3,092)	(3,916)
Debt fees	(426)	(547)
Net carrying amount of liability component	$57,573	$56,628

The unamortized discount of $3,092,000 is to be amortized through February 2021. The effective interest rate on the liability component was 11.1%. Non-cash interest expense of $824,000 was recognized for the three months ended March 31, 2020, compared to $1,785,000 for the three months ended March 31, 2019. Actual interest expense accrued was $745,000 for the three months ended March 31, 2020 compared to $1,875,000 for the three months ended March 31, 2019 based on the stated coupon rate of 5.0%. The 2021 notes were not convertible as of March 31, 2020 nor was the applicable conversion threshold met.

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

Notes to Financial Statements	Long-Term Liabilities

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

Holders of the 2022 notes will have the right to require the company to repurchase all or some of their 2022 notes at 100% of their principal, plus any accrued and unpaid interest, upon the occurrence of certain fundamental changes. The initial conversion rate is 61.6095 common shares per $1,000 principal amount of 2022 notes (equivalent to an initial conversion price of approximately $16.23 per common share). Until the company received shareholder approval on May 16, 2019 authorizing it to elect to settle future conversions of the 2022 Notes in common shares, the company separately accounted for the conversion features as a derivative. The derivative was capitalized on the balance sheet as a long-term liability with adjustment to reflect fair value each quarter until the change to the conversion features as a result of the shareholder approval received on May 16, 2019 resulted in the termination of the derivative. The fair value of the convertible debt conversion liability at issuance was $28,859,000. The company recognized a loss of $8,684,000 for the three months ended March 31, 2019 related to the convertible debt conversion liability.

In connection with the offering of the 2022 notes, the company entered into privately negotiated convertible note hedge transactions with one financial institution (the “option counterparty”). These transactions cover, subject to customary anti-dilution adjustments, the number of the company’s common shares that will initially underlie the 2022 notes, and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the 2022 notes. The company evaluated the note hedges under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the note hedges should be accounted for as derivatives. These derivatives were capitalized on the balance sheet as long-term assets and will be adjusted to reflect fair value each quarter. The fair value of the convertible note hedge assets at issuance was $24,780,000. The company recognized a gain of $8,622,000 for the three months ended March 31, 2019 related to the convertible note hedge asset.

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

The liability components of the 2022 notes consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Principal amount of liability component	$120,000	$120,000
Unamortized discount	(14,566)	(16,027)
Debt fees	(1,935)	(2,158)
Net carrying amount of liability component	$103,499	$101,815

The unamortized discount of $14,566,000 is to be amortized through June 2022. The effective interest rate on the liability component was 10.9%. Non-cash interest expense of $1,460,000 was recognized for the three months ended March 31, 2020 compared to $1,314,000 for the three months ended March 31, 2019. Actual interest expense accrued of $1,350,000 for the three months ended March 31, 2020 compared to $1,350,000 for the three months ended March 31, 2019 based on the stated coupon rate of 4.5%. The 2022 notes were not convertible as of March 31, 2020 nor was the applicable conversion threshold met.

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

Holders of the 2024 notes may convert their 2024 notes at their option at any time prior to the close of business on the business day immediately preceding May 15, 2024 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending December 31, 2019(and only during such calendar quarter), if the last reported sale price of the company’s Common Shares for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2024 notes on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the Indenture) per one thousand U.S. dollar principal amount of 2024 notes for each trading day of such measurement period was less than 98%

of the product of the last reported sale price of the company’s Common Shares and the applicable conversion rate for the 2024 notes on each such trading day; (3) upon the occurrence of specified corporate events described in the Indenture; or (4) if the company calls the 2024 Notes for redemption pursuant to the terms of the Indenture. Holders of the 2024 notes will have the right to require the company to repurchase all or some of their 2024 notes at 100% of their principal, plus any accrued and unpaid interest, upon the occurrence of certain fundamental changes. The initial conversion rate is 67.6819 common shares per $1,000 principal amount of 2024 notes (equivalent to an initial conversion price of approximately $14.78 per common share). On or after May 15, 2024 until the close of business on the second scheduled trading day immediately preceding the maturity of the 2024 Notes, holders may convert their 2024 Notes, at the option of the holder, regardless of the foregoing circumstances.

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

	March 31, 2020	December 31, 2019
Principal amount of liability component	$72,909	$72,909
Unamortized discount	(10,285)	(10,733)
Debt fees	(1,299)	(1,359)
Net carrying amount of liability component	$61,325	$60,817

The unamortized discount of $10,285,000 is to be amortized through November 15, 2024. The effective interest rate on the liability component was 8.77%. Non-cash interest expense of $448,000 was recognized for the three months ended March 31, 2020 in comparison to actual interest expense accrued $911,000 for the three months ended March 31, 2020 based on the stated coupon rate of 5.0%. The 2024 notes were not convertible as of March 31, 2020 nor was the applicable conversion threshold met.

Notes to Financial Statements	Long-Term Liabilities

Other Long-Term Obligations

Other long-term obligations consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Deferred income taxes	$22,894	$23,376
Product liability	14,153	13,414
Pension	7,245	7,006
Deferred gain on sale leaseback	5,741	5,819
Supplemental Executive Retirement Plan liability	5,370	5,433
Deferred compensation	5,089	5,354
Uncertain tax obligation including interest	2,585	2,612
Other	4,752	3,935
Other Long-Term Obligations	$67,829	$66,949

On April 23, 2015, the company entered into a real estate sale leaseback transaction which resulted in the company recording an initial deferred gain of $7,414,000, the majority of which is included in Other Long-Term Obligations and will be recognized over the 20-year life of the leases. The gains realized were $75,000 and $73,000 for the for the three months ended March 31, 2020 and 2019, respectively.

Financial Statements	Leases and Commitments

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

The company leases a portion of its facilities, transportation equipment, data processing equipment and certain other equipment. These leases have terms from 1 to 20 years and provide for renewal options. Generally, the company is required to pay taxes and normal expenses associated with operating the facilities and equipment. As of March 31, 2020, the company is committed under non-cancelable operating leases, which have initial or remaining terms in excess of one year and expire on various dates through 2035.

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

In connection with the transaction, the requirements for sale lease-back accounting were met. Accordingly, the company recorded the sale of the properties, removed the related property and equipment from the company's balance sheet, recognized an initial deferred gain of $7,414,000 and an immediate loss of $257,000 related to one property and recorded new lease liabilities. Specifically, the company recorded four capital leases totaling $32,339,000 and one operating lease related to leased land, which was not a material component of the transaction. The gains on the sales of the properties were required to be deferred and recognized over the life of the leases as the property sold is being leased back. The deferred gain is classified under Other Long-Term Obligations on the Consolidated Balance Sheet. The gains realized were $75,000 for the three months ended March 31, 2020, respectively, compared to $73,000 for the three months ended March 31, 2019, respectively.

In December 2018, the company entered into a 20-year lease agreement in Germany. The lease is not expected to commence until July 2020.
Lease expenses for the three months ended March 31, 2020 and March 31, 2019, respectively, were as follows (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Operating leases	$2,243	$2,409
Variable and short-term leases	921	614
Total operating leases	$3,164	$3,023

Finance lease interest cost	$328	$311
Finance lease depreciation	703	609
Total finance leases	$1,031	$920

Financial Statements	Leases and Commitments

Future minimum operating and finance lease commitments, as of March 31, 2020, are as follows (in thousands):

	Finance Leases	Operating Leases
2020	$2,811	$6,135
2021	3,517	6,474
2022	2,530	4,012
2023	2,477	1,482
2024	2,458	1,103
Thereafter	25,054	1,088
Total future minimum lease payments	38,847	20,294
Amounts representing interest	(10,503)	(4,780)
Present value of minimum lease payments	28,344	15,514
Less: current maturities of lease obligations	(2,466)	(6,307)
Long-term lease obligations	$25,878	$9,207

Supplemental cash flow amounts for the three months ended March 31, 2020 were as follows (in thousands):

Cash Activity: Cash paid in measurement of amounts for lease liabilities	March 31, 2020
Operating Leases	$3,240
Financing Leases	972
Total	$4,212

Non-Cash Activity: Right-of-use assets obtained in exchange for lease obligations	March 31, 2020
Operating Leases	$19
Financing Leases	935
Total	$954

Weighted-average remaining lease terms and discount rates for finance and operating leases are as follows as of March 31, 2020:

March 31, 2020
Weighted-average remaining lease term - finance leases	14.1 years
Weighted-average remaining lease term - operating leases	3.5 years
Weighted-average discount rate - finance leases	3.88%
Weighted-average discount rate - operating leases	7.66%

Notes to Financial Statements	Revenue

Revenue

The company has two revenue streams: product and services. Services include repair, refurbishment, preventive maintenance and rental of product. Services for the North America segment include maintenance and repair of product. Services for the Europe segment include repair, refurbishment and preventive maintenance services. Services in All Other, are in the Asia Pacific region, and include rental and repair of product. The following tables disaggregate the company’s revenues by major source and by reportable segment for the three months ended March 31, 2020 and March 31, 2019 (in thousands):

	Three Months Ended March 31, 2020
	Product	Service	Total
Europe	$117,685	$3,283	$120,968
North America	86,764	207	86,971
Other (Asia/Pacific)	9,322	1,179	10,501
Total	$213,771	$4,669	$218,440
% Split	98%	2%	100%

	Three Months Ended March 31, 2019
	Product	Service	Total
Europe	$121,685	$3,159	$124,844
North America	85,877	367	86,244
Other (Asia/Pacific)	11,104	1,227	12,331
Total	$218,666	$4,753	$223,419
% Split	98%	2%	100%

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

Depending on the terms of the contract, the company may defer the recognition of a portion of the revenue at the end of a reporting period to align with transfer of control of the company’s products to the customer. In addition, to the extent performance obligations are satisfied over time, the company defers revenue recognition until the performance obligations are satisfied. As of March 31, 2020 and December 31, 2019, the company had deferred revenue of $4,933,000 and $3,173,000, respectively, related to outstanding performance obligations.

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

As of March 31, 2020, 6,357 Class B Common Shares remained outstanding. Prior conversions of Class B Common Shares have substantially diminished the significance of the company’s dual class voting structure. As of March 31, 2020, the holders of the Common Shares represented approximately 99.9% of the company’s total outstanding voting power.

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
The Compensation and Management Development Committee of the Board (the “Compensation Committee”), in its discretion, may grant an award under the 2018 Plan to any director or employee of the company or an affiliate. As of March 31, 2020, 825,893 Common Shares were available for future issuance under the 2018 Plan in connection with the following types of awards with respect to the company's Common Shares: incentive stock options, nonqualified stock options, SARs, restricted stock, restricted stock units, unrestricted stock and performance shares. The Compensation Committee also may grant performance units that are payable in cash. The Compensation Committee has the authority to determine which participants will receive awards, the amount of the awards and the other terms and conditions of the awards.

At March 31, 2020, an aggregate of 989,819 Common Shares underlie awards which forfeited or expired unexercised under the 2003 and 2013 Plans and thus are available to be transferred under the 2018 Plan.
The company has submitted an amendment to the 2018 Plan to shareholders for approval at the company’s 2020 annual meeting that, if approved by shareholders, will increase the number of Common Shares authorized for issuance under the 2018 Plan by 3,000,000 additional Common Shares.
The 2018 Plan provides that shares granted come from the company's authorized but unissued Common Shares or treasury shares. In addition, the company's stock-based compensation plans allow employee participants to exchange shares for minimum withholding taxes, which results in the company acquiring treasury shares.

Notes to Financial Statements	Equity Compensation

The amounts of equity-based compensation expense recognized as part of SG&A expenses in All Other in business segments were as follows (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Restricted stock / units	$775	$841
Performance shares / units	425	465
Non-qualified and performance stock options	—	124
Total stock-based compensation expense	$1,200	$1,430

As of March 31, 2020, unrecognized compensation expense related to equity-based compensation arrangements granted under the company's 2018 Plan and previous plans, which is related to non-vested options and shares, was as follows (in thousands):

March 31, 2020
Restricted stock and restricted stock units	$12,832
Performance shares and performance share units	13,743
Total unrecognized stock-based compensation expense	$26,575

Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures and for updated vesting assumptions for the performance share awards (see "Stock Options" and "Performance Shares and Performance Share Units" below). No tax benefits for share-based compensation were realized during the three months ended March 31, 2020 and 2019, respectively, due to a valuation allowance against deferred tax assets. In accordance with ASC 718, any tax benefits resulting from tax deductions in excess of the compensation expense recognized is classified as a component of financing cash flows.

Stock Options

Generally, non-qualified stock option awards have a term of ten years and were granted with an exercise price per share equal to the fair market value of one of the company’s Common Shares on the date of grant. Stock option awards granted in 2017 were performance-based awards and became exercisable based upon achievement of performance goals established by the Compensation Committee and achieved over the 3-year period ended in 2019 and were subject to the Compensation Committee's exercise of negative discretion to reduce the number of options vested based on the progress towards the company's transformation. The company recognized the compensation expense over a weighted-average period of approximately two years.
The following table summarizes information about stock option activity for the three months ended March 31, 2020:

	March 31, 2020		Weighted Average Exercise Price
Options outstanding at January 1, 2020	1,441,202		$18.26
Canceled	(13,882)		21.99
Options outstanding at March 31, 2020	1,427,320		$18.22
Options exercise price range at March 31, 2020	$12.15	to	$33.36
Options exercisable at March 31, 2020	1,427,320
Shares available for grant at March 31, 2020*	825,893

________

*
Shares available for grant under the 2018 Plan as of March 31, 2020 reduced by net restricted stock and restricted stock unit award activity of 936,494 shares and performance share and performance share unit award activity of 1,859,054 shares.

The following table summarizes information about stock options outstanding at March 31, 2020:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at March 31, 2020	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2020	Weighted Average Exercise Price
$ 12.15 – $20.00	786,884	5.5	$12.75	786,884	$12.75
$ 20.01 – $25.00	305,249	1.4	24.45	305,249	24.45
$ 25.01 – $30.00	330,691	0.4	25.28	330,691	25.28
$ 30.01 – $33.36	4,496	1.1	33.36	4,496	33.36
Total	1,427,320	3.5	$18.22	1,427,320	$18.22

Notes to Financial Statements	Equity Compensation

The 2018 Plan provides for a one-year minimum vesting period for stock options and, generally, options must be exercised within ten years from the date granted. No stock options were issued in 2020 or 2019. The performance-based options issued in 2017 vested after the conclusion of the three-year performance period ending December 31, 2019. Based on achievement of performance goals established by the Compensation Committee and the Compensation Committee's exercise of negative discretion to reduce the number of options vested based on the progress towards the company's transformation, the recipients received awards between 100% and 146% of target.

Restricted Stock and Restricted Stock Units

The following table summarizes information about restricted shares and restricted share units (primarily for non-U.S. recipients):

	March 31, 2020	Weighted Average Fair Value
Stock / Units unvested at January 1, 2020	965,085	$11.32
Granted	764,012	7.11
Canceled	(23,424)	11.78
Stock / Units unvested at March 31, 2020	1,705,673	$9.43

The 2018 Plan provides for a one-year minimum vesting period for restricted stock awards, the outstanding restricted stock awards generally vest ratably over the three years after the award date. Unearned restricted stock compensation, determined as the market value of the shares at the date of grant, is being amortized on a straight-line basis over the vesting period.

Performance Shares and Performance Share Units

The following table summarizes information about performance shares and performance share units (for non-U.S. recipients):

	March 31, 2020	Weighted Average Fair Value
Shares / Units unvested at January 1, 2020	753,272	$11.82
Granted	523,329	7.08
Canceled	(17,327)	11.98
Shares / Units unvested at March 31, 2020	1,259,274	$9.85

During the three months ended March 31, 2020, performance shares and performance share units (for non-U.S. recipients) were granted as performance awards with a three-year performance period with payouts based on achievement of certain performance goals. The awards are classified as equity awards as they will be settled in Common Shares upon vesting. The number of shares earned will be determined at the end of the three-year performance period based on achievement of performance criteria for January 1, 2020 through December 31, 2022 established by the Compensation Committee at the time of grant. Recipients will be entitled to receive a number of Common Shares equal to the number of performance shares that vest based upon the levels of achievement which may range between 0% and 150% of the target number of shares with the target being 100% of the initial grant.

The fair value of the performance awards is based on the stock price on the date of grant discounted for the estimated value of dividends foregone as the awards are not eligible for dividends except to the extent vested. The company assesses the probability that the performance targets will be met with expense recognized whenever it is probable that at least the minimum performance criteria will be achieved. Depending upon the company's assessment of the probability of achievement of the goals, the company may not recognize any expense associated with performance awards in a given period, may reverse prior expense recorded or record additional expense to make up for expense not recorded in a prior period. Performance award compensation expense is generally expected to be recognized over three years. Expense is being recognized for the 2018, 2019 and 2020 awards as it is considered probable that the performance goals for those awards will be met.

Notes to Financial Statements	Accumulated Other Comprehensive Income

Accumulated Other Comprehensive Income (Loss) by Component

Changes in accumulated other comprehensive income ("OCI") (in thousands):

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
December 31, 2019	$8,898	$(2,491)	$(3,299)	$20	$3,128
OCI before reclassifications	1,664	(5,858)	(598)	(261)	(5,053)
Amount reclassified from accumulated OCI	—	—	429	119	548
Net current-period OCI	1,664	(5,858)	(169)	(142)	(4,505)
March 31, 2020	$10,562	$(8,349)	$(3,468)	$(122)	$(1,377)

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
December 31, 2018	$12,244	$2,662	$(2,703)	$590	$12,793
OCI before reclassifications	7,447	(2,345)	(141)	(259)	4,702
Amount reclassified from accumulated OCI	—	—	167	(229)	(62)
Net current-period OCI	7,447	(2,345)	26	(488)	4,640
March 31, 2019	$19,691	$317	$(2,677)	$102	$17,433

Reclassifications out of accumulated OCI were as follows (in thousands):

	Amount reclassified from OCI		Affected line item in the Statement of Comprehensive (Income) Loss
	For the Three Months Ended March 31,
	2020	2019
Defined Benefit Plans
Service and interest costs	$429	$167	Selling, General and Administrative
Tax	—	—	Income Taxes
Total after tax	$429	$167

Derivatives
Foreign currency forward contracts hedging sales	$115	$(156)	Net Sales
Foreign currency forward contracts hedging purchases	35	(84)	Cost of Products Sold
Total loss (income) before tax	150	(240)
Tax (benefit)	(31)	11	Income Taxes
Total after tax	$119	$(229)

Notes to Financial Statements	Charges Related to Restructuring Activities

Charges Related to Restructuring Activities

The company's restructuring charges were originally necessitated primarily by continued declines in Medicare and Medicaid reimbursement by the U.S. government, as well as similar healthcare reimbursement pressures abroad, which negatively affect the company's customers (e.g. home health care providers) and continued pricing pressures faced by the company due to the outsourcing by competitors to lower cost locations. Restructuring decisions were also the result of reduced profitability in North America and Asia Pacific. In addition, as a result of the company's transformation strategy, additional restructuring actions were implemented in 2017 and have continued into 2020.

For the three months ended March 31, 2020, charges totaled $1,392,000 which were related to North America ($691,000), Europe ($665,000) and All Other ($36,000). In North America and All Other, costs were incurred related to severance. The European charges were for severance costs $592,000 and contract terminations $73,000. Payments for the three months ended March 31, 2020 were $1,870,000 and the cash payments were funded with company's cash on hand. The 2020 charges are expected to be paid out within twelve months.

For the three months ended March 31, 2019, charges totaled $692,000 which were related to North America ($553,000), Europe ($320,000) and All Other a reversal of ($181,000). In North America, costs were incurred related to severance ($531,000) and contract terminations ($22,000). The European and All Other charges were for severance costs. Payments for the three months ended March 31, 2019 were $1,225,000 and the cash payments were funded with company's cash on hand. Most of the 2019 charges have been paid out.
There have been no material changes in accrued balances related to the charges, either as a result of revisions to the plans or changes in estimates. In addition, the savings anticipated as a result of the company's restructuring plans have been or are expected to be achieved, primarily resulting in reduced salary and benefit costs principally impacting Selling, General and Administrative expenses, and to a lesser extent, Costs of Products Sold. To date, the company's liquidity has not been materially impacted by the restructuring plans. Please refer to Charges Related to Restructuring Activities of company's Annual Report on Form 10-K for the period ending December 31, 2019 for disclosure of restructuring activity prior to 2020.
A progression by reporting segment of the accruals recorded as a result of the restructuring for the three months ended March 31, 2020 is as follows (in thousands):

	Severance	Contract Terminations	Total
December 31, 2019 Balances
North America	$211	$—	$211
Europe	6,406	4	6,410
All Other	406	—	406
Total	7,023	4	7,027
Charges
North America	691	—	691
Europe	592	73	665
All Other	36	—	36
Total	1,319	73	1,392
Payments
North America	(562)	—	(562)
Europe	(959)	(73)	(1,032)
All Other	(276)	—	(276)
Total	(1,797)	(73)	(1,870)
March 31, 2020 Balances
North America	340	—	340
Europe	6,039	4	6,043
All Other	166	—	166
Total	$6,545	$4	$6,549

Notes to Financial Statements	Income Taxes

Income Taxes

The company had an effective tax rate of 74.2% on earnings and 16.3% on losses before tax for the three months ended March 31, 2020 and March 31, 2019, respectively, compared to an expected expense for the three months ended March 31, 2020 and an expected benefit for the three months ended March 31, 2019 of 21.0% on the pre-tax earnings and loss for each period. The company's effective tax rate for each of the three months ended March 31, 2020 and March 31, 2019 were unfavorable as compared to the U.S. federal statutory rate expected expense and benefit, respectively, principally due to the negative impact of the company not being able to record tax benefits related to the significant losses in countries which had tax valuation allowances. The effective tax rate was increased for the three months ended March 31, 2020 and March 31, 2019 by certain taxes outside the United States, excluding countries with tax valuation allowances, that were at an effective rate higher than the U.S. statutory rate, except for the gain on the disposition of the Dynamic group which was not taxable locally. In addition, the company had accrued withholding taxes on earnings of its Chinese subsidiary based on the expectation of not permanently reinvesting those earnings. The sale of this entity, without such distribution resulted in the reversal of this accrual in the amount of $988,000 for the three months ended March 31, 2020.

Notes to Financial Statements	Net Earnings (Loss) Per Common Share

Net Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated.

(In thousands except per share data)	For the Three Months Ended March 31,
	2020	2019
Basic
Average common shares outstanding	33,784	33,304

Net earnings (loss)	$732	$(13,886)

Net earnings (loss) per common share	$0.02	$(0.42)

Diluted
Average common shares outstanding	33,784	33,304
Stock options and awards	69	13
Average common shares assuming dilution	33,853	33,317

Net earnings (loss)	$732	$(13,886)

Net earnings (loss) per common share *	$0.02	$(0.42)

________
* Net loss per common share assuming dilution calculated utilizing weighted average shares outstanding-basic for the periods in which there was a net loss.

At March 31, 2020, 325,299 shares associated with stock options were excluded from the average common shares assuming dilution for the three months ended March 31, 2020 as they were anti-dilutive. At March 31, 2020, the majority of the anti-dilutive shares were granted at an exercise price of $25.24, which was higher than the average fair market value price of $7.75 for the three months ended March 31, 2020.

At March 31, 2019, 332,349 shares associated with stock options were excluded from the average common shares assuming dilution for the three months ended March 31, 2019 as they were anti-dilutive. At March 31, 2019, the majority of the anti-dilutive shares were granted at an exercise price of $25.24, which was higher than the average fair market value price of $7.20 for the three months ended March 31, 2019.

For both the three ended March 31, 2020 and March 31, 2019, respectively, no shares were included in the common shares assuming dilution related to the company's issued warrants as the average market price of the company stock for these periods did not exceed the strike price of the warrants.

Notes to Financial Statements	Concentration of Credit Risk

Concentration of Credit Risk

The company manufactures and distributes durable medical equipment to the home health care, retail and extended care markets. The company performs credit evaluations of its customers’ financial condition. The company utilizes De Lage Landen, Inc. (“DLL”), a third-party financing company, to provide lease financing to Invacare's U.S. customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a recourse obligation of $2,344,000 at March 31, 2020 to DLL for events of default under the contracts, which total $7,446,000 at March 31, 2020. Guarantees, ASC 460, requires the company to record a guarantee liability as it relates to the limited recourse obligation. The company's recourse is re-evaluated by DLL biannually, considers activity between the biannual dates and excludes any receivables purchased by the company from DLL. The company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with Receivables, ASC 310-10-05-4. Credit losses are provided for in the financial statements.

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

The company has historically not recognized any material amount of ineffectiveness related to forward contract cash flow hedges because the company generally limits its hedges to between 50% and 90% of total forecasted transactions for a given entity’s exposure to currency rate changes and the transactions hedged are recurring in nature. Furthermore, most of the hedged transactions are related to intercompany sales and purchases for which settlement occurs on a specific day each month. Forward contracts with a total notional amount in USD of $42,894,000 and $32,152,000 matured for the three months ended March 31, 2020 and March 31, 2019, respectively.

Notes to Financial Statements	Derivatives

Outstanding foreign currency forward exchange contracts qualifying and designated for hedge accounting treatment were as follows (in thousands USD):

	March 31, 2020		December 31, 2019
	Notional Amount	Unrealized Net Gain (Loss)	Notional Amount	Unrealized Net Gain (Loss)
USD / AUD	$2,880	$305	$3,840	$(106)
USD / CAD	2,461	(19)	3,888	32
USD / CNY	892	—	—	—
USD / EUR	92,582	605	110,905	122
USD / GBP	3,047	33	3,972	(8)
USD / NZD	1,170	72	2,760	(166)
USD / SEK	3,503	12	5,062	(38)
USD / MXP	7,240	(905)	6,763	346
EUR / CAD	3,006	(154)	4,151	24
EUR / CHF	7,215	(221)	9,821	10
EUR / GBP	23,281	10	29,824	(216)
EUR / SEK	6,855	(4)	9,493	(46)
EUR / NOK	4,240	80	5,797	15
DKK / SEK	4,209	5	5,936	24
NOK / SEK	3,871	50	5,151	18
	$166,452	$(131)	$207,363	$11

Derivatives Not Qualifying or Designated for Hedge Accounting Treatment

The company utilizes foreign currency forward contracts that are not designated as hedges in accordance with ASC 815. These contracts are entered into to eliminate the risk associated with the settlement of short-term intercompany trading receivables and payables between Invacare Corporation and its foreign subsidiaries. The currency forward contracts are entered into at the same time as the intercompany receivables or payables are created so that upon settlement, the gain/loss on the settlement is offset by the gain/loss on the foreign currency forward contract. No material net gain or loss was realized by the company in 2020 or 2019 related to these contracts and the associated short-term intercompany trading receivables and payables.

Foreign currency forward exchange contracts not qualifying or designated for hedge accounting treatment, as well as ineffective hedges, entered into in 2020 and 2019, respectively, and outstanding were as follows (in thousands USD):

	March 31, 2020		December 31, 2019
	Notional Amount	Gain (Loss)	Notional Amount	Gain (Loss)
AUD / USD	$4,000	$239	$10,000	$(94)
CAD / USD	8,000	(167)	8,000	(50)
EUR / USD	7,000	(342)	10,000	104
DKK / USD	94,900	165	—	—
GBP / USD	—	—	7,000	40
NOK / USD	59,200	(688)	—	—
NZD / USD	835	64	4,500	(101)
AUD / NZD	7,900	5	7,900	23
	$181,835	$(724)	$47,400	$(78)

Notes to Financial Statements	Derivatives

The fair values of the company’s derivative instruments were as follows (in thousands):

	March 31, 2020		December 31, 2019
	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	$1,229	$1,360	$668	$657
Derivatives not designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	497	1,221	170	248
Total derivatives	$1,726	$2,581	$838	$905

The fair values of the company’s foreign currency forward exchange contract assets and liabilities are included in Other Current Assets and Accrued Expenses, respectively in the Consolidated Balance Sheets.

The effect of derivative instruments on Accumulated Other Comprehensive Income (OCI) and the Statement of Comprehensive Income (Loss) and was as follows (in thousands):

Derivatives in ASC 815 cash flow hedge relationships	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended March 31, 2020
Foreign currency forward exchange contracts	$(261)	$(119)	$64
Three months ended March 31, 2019
Foreign currency forward exchange contracts	$(259)	$229	$8

Derivatives not designated as hedging instruments under ASC 815			Amount of Gain (Loss) Recognized in Income on Derivatives
Three months ended March 31, 2020
Foreign currency forward exchange contracts			$(724)
Three months ended March 31, 2019
Foreign currency forward exchange contracts			$(12)

The gains or losses recognized as the result of the settlement of cash flow hedge foreign currency forward contracts are recognized in net sales for hedges of inventory sales and in cost of product sold for hedges of inventory purchases. For the three months ended March 31, 2020, net sales were decreased by $115,000 while cost of product sold was increased by $35,000 for net pre-tax realized loss of $150,000. For the three months ended March 31, 2019, net sales were increased by $156,000 while cost of product sold was decreased by $84,000 for net realized pre-tax gains of $240,000.

A loss of $724,000 was recognized in selling, general and administrative (SG&A) expenses for the three months ended March 31, 2020 compared to a loss of $12,000 for the three months ended March 31, 2019 related to forward contracts not designated as hedging instruments. The forward contracts were entered into to offset gains/losses that were also recorded in SG&A expenses on intercompany trade receivables or payables. The gains/losses on the non-designated hedging instruments were substantially offset by gains/losses on intercompany trade payables.

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
The fair values of the outstanding convertible note derivatives as of March 31, 2020 and their effect on the Statement of Comprehensive Income (Loss) were as follows (in thousands):

		Gain (Loss)
	Fair Value	Three Months Ended
	March 31, 2020	March 31, 2020	March 31, 2019
Convertible 2021 debt conversion long-term liability	$—	$—	$(6,715)
Convertible 2022 debt conversion long-term liability	—	—	(8,684)
Convertible 2021 note hedge long-term asset	—	—	6,504
Convertible 2022 note hedge long-term asset	—	—	8,622
Net fair value and net loss on convertible debt derivatives	$—	$—	$(273)

The 2021 and 2022 convertible debt conversion liability amounts and the 2021 and 2022 note hedge asset amounts are included in Other Long-Term Obligations and Other Long-Term Assets, respectively, in the company's Consolidated Balance Sheets. The 2019 year-to-date changes in the fair values of the convertible debt conversion liabilities and note hedge derivatives were significantly impacted by the change in the company's stock price.

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
The following table provides a summary of the company’s assets and liabilities that are measured on a recurring basis (in thousands):

	Basis for Fair Value Measurements at Reporting Date
	Quoted Prices in Active Markets for Identical Assets / (Liabilities)	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Level I	Level II	Level III
March 31, 2020
Forward exchange contracts—net	—	$(855)	—
December 31, 2019
Forward exchange contracts—net	—	$(67)	—

The carrying values and fair values of the company’s financial instruments are as follows (in thousands):

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$98,932	$98,932	$80,063	$80,063
Other investments	86	86	85	85
Installment receivables, net of reserves	693	693	913	913
Total debt (including current maturities of long-term debt) *	(288,101)	(262,889)	(267,366)	(225,037)
Forward contracts in Other Current Assets	1,726	1,726	838	838
Forward contracts in Accrued Expenses	(2,581)	(2,581)	(905)	(905)

________
* The company's total debt is shown net of discount and fees associated with the Convertible Senior Notes due 2021, 2022 and 2024 on the company's condensed consolidated balance sheet. Accordingly, the fair values of the Convertible Senior Notes due 2021, 2022 and 2024 are included in the long-term debt presented in this table are also shown net of the discount and fees. Total debt amounts also include lease obligations for both operating and financing leases.

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

Total debt: Fair value for the company’s convertible debt is based on quoted market-based estimates as of the end of the period, while the revolving credit facility fair value is based upon an estimate of the market for similar borrowing arrangements. Lease obligations for both operating and financing leases are based on present values of minimum lease payments. The fair values are deemed to be categorized as Level 2 in the fair value hierarchy.

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

The information by segment is as follows (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Revenues from external customers
Europe	$120,968	$124,844
North America	86,971	86,244
All Other (Asia Pacific)	10,501	12,331
Consolidated	$218,440	$223,419
Intersegment revenues
Europe	$4,226	$3,452
North America	20,482	20,537
All Other (Asia Pacific)	2,529	3,127
Consolidated	$27,237	$27,116
Restructuring charges before income taxes
Europe	$665	$320
North America	691	553
All Other	36	(181)
Consolidated	$1,392	$692
Operating income (loss)
Europe	$6,850	$5,782
North America	(2,045)	(4,379)
All Other	(3,555)	(5,189)
Charge expense related to restructuring activities	(1,392)	(692)
Gain on sale of business	9,590	—
Consolidated operating income (loss)	9,448	(4,478)
Net loss on convertible debt derivatives	—	(273)
Net Interest expense	(6,616)	(7,185)
Earnings (loss) before income taxes	$2,832	$(11,936)

Notes to Financial Statements	Business Segments

Net sales by product, are as follows (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Europe
Lifestyle	$58,303	$61,834
Mobility and Seating	52,778	53,731
Respiratory Therapy	4,931	4,510
Other(1)	4,956	4,769
	$120,968	$124,844
North America
Lifestyle	$42,541	$43,003
Mobility and Seating	29,574	28,467
Respiratory Therapy	14,649	14,405
Other(1)	207	369
	$86,971	$86,244
All Other (Asia Pacific)
Mobility and Seating	$5,435	$7,887
Lifestyle	3,132	2,708
Respiratory Therapy	533	172
Other(1)	1,401	1,564
	$10,501	$12,331

Total Consolidated	$218,440	$223,419
   ________________________

(1)	Includes various services, including repair services, equipment rentals and external contracting.

Notes to Financial Statements	Contingencies

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

Notes to Financial Statements	Contingencies

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
For additional information regarding the consent decree, other regulatory matters, and risks and trends that may impact the company’s financial condition or results of operations, please see the following sections of the company's Annual Report on Form 10-K for the year ended December 31, 2019: Item 1. Business - Government Regulation and Item 1A. Risk Factors; Item 3. Legal Proceedings; and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook and - Liquidity and Capital Resources.

Notes to Financial Statements	Market Risk and Controls

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The company is at times exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. Additionally, the company operates internationally and, as a result, is exposed to foreign currency fluctuations. Specifically, the exposure results from intercompany loans, intercompany sales or payments and third-party sales or payments. While the company is exposed to increases in interest rates, including on borrowings under its Credit Agreement, its exposure to the volatility of the current market environment is currently limited until the Credit Agreement expires in 2021. Should the company be required to seek and obtain additional or alternative financing, such financing, if available, may require the company to pay substantially higher interest rates. As discussed elsewhere in this report, the recent outbreak of COVID-19 will negatively impact the company’s business and results of operations. As we cannot predict the duration or scope of the COVID-19 pandemic, the negative financial impact to the company’s results cannot be reasonably estimated, but could be material.

Item 4.    Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures
As of March 31, 2020, an evaluation was performed, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of March 31, 2020, in ensuring that information required to be disclosed by the company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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
For additional information regarding the consent decree, please see the "Contingencies" note to the financial statements contained in Part I of this Quarterly Report on Form 10-Q, the risk factors referred to in Part I, Item 1A of this Quarterly Report on Form 10-Q, and the following sections of the company's Annual Report on Form 10-K for the period ending December 31, 2019: Item 1. Business - Government Regulation; Item 1A. Risk Factors; and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook and - Liquidity and Capital Resources.

Part II	Other Information

Item 1A. Risk Factors
The COVID-19 pandemic has disrupted the company’s operations and could have a material adverse effect on the company’s business.
The company’s business could be materially and adversely affected by the outbreak of a widespread health epidemic. The present coronavirus (or COVID-19) pandemic has disrupted the company’s operations and will affect the company’s business, including as government authorities impose mandatory closures, work-from-home orders and social distancing protocols, and seek voluntary facility closures or impose other restrictions that could materially adversely affect the company’s ability to adequately staff, maintain its operations and obtain raw materials and components from suppliers. Specifically, the company has experienced at least one temporary facility closure, and may experience in the future additional temporary facility closures in response to government mandates in certain jurisdictions in which the company operates and in response to positive diagnoses for COVID-19 in certain facilities for the safety of the company’s associates.

The COVID-19 outbreak could also disrupt the company’s supply chain and materially adversely impact its ability to secure supplies for its facilities and to provide personal protective equipment for its employees, which could materially adversely affect the company’s operations. There may also be long-term effects on the company’s customers in and the economies of affected countries. Even if the coronavirus or other illness does not spread significantly, the perceived risk of infection or health risk may materially adversely affect the company’s business. Any of the foregoing within the countries in which the company or its customers and suppliers operate would severely disrupt the company’s operations and could have a material adverse effect on the company’s business, results of operations, cash flows and financial condition. As the company cannot predict the duration or scope of the COVID-19 pandemic, the negative financial impact to the company’s results cannot be reasonably estimated, but could be material. In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the company’s Annual Report on Form 10-K for the fiscal period ended December 31, 2019.

Part II	Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of common shares made by the company during the three months ended March 31, 2020.

Period			Total Number of Shares Purchased (1)	Avg. Price Paid Per Share $	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
1/1/2020	-	1/31/2020	—	$—	—	2,453,978
2/1/2020	-	2/29/2020	88,703	8.72	—	2,453,978
3/1/2020	-	3/31/2020	—	—	—	2,453,978
Total			88,703	$8.72	—	2,453,978
________

(1)
All 88,703 shares repurchased between January 1, 2020 and March 31, 2020 or were surrendered to the company by employees for minimum tax withholding purposes in conjunction with the vesting of restricted shares awarded to the employees or the exercise of non-qualified options by employees under the company's equity compensation plans.

(2)
In 2001, the Board of Directors authorized the company to purchase up to 2,000,000 Common Shares, excluding any shares acquired from employees or directors as a result of the exercise of options or vesting of restricted shares pursuant to the company’s performance plans. The Board of Directors reaffirmed its authorization of this repurchase program on November 5, 2010, and on August 17, 2011 authorized an additional 2,046,500 shares for repurchase under the plan. To date, the company has purchased 1,592,522 shares under this program, with authorization remaining to purchase 2,453,978 shares. The company purchased no shares pursuant to this Board authorized program during the quarter ended March 31, 2020.

Under the terms of the company's Credit Agreement, repurchases of shares by the company generally are not permitted except in certain limited circumstances in connection with the vesting or exercise of employee equity compensation awards. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, regarding covenants of the company's senior credit facilities with respect to share purchases.

Item 5.    Other Information

Changes to Executive Compensation Program

As previously disclosed on the company’s Form 8-K filed with the SEC on March 27, 2020, as part of their efforts to mitigate the financial and operational impacts of COVID-19, the named executive officers (the “NEOs”) in the company’s most recent proxy statement filed with the SEC had agreed to voluntarily defer payment of (i) 20% of their respective base salaries beginning April 1, 2020, (ii) 100% of their respective annual cash bonuses earned in 2019 and (iii) any base salary increase in 2020. Consistent with the company’s executive compensation practices, annual salary increases are typically effective as of January 1 of the applicable year. On May 5, 2020, in order to further mitigate COVID-19 impacts, the NEOs agreed to reduce their respective base salaries by 10% beginning May 1, 2020 for a period of at least three months, in lieu of continued deferrals of 20% of their respective base salaries after April 30, 2020. To the extent that any other element of an NEO’s executive compensation for 2020 is determined based in part on reference to such NEO’s 2020 base salary rate, the rate used for purposes of such determination will be such

NEO’s base salary as if none of the foregoing reductions or deferrals of salary or salary increases occurred in 2020.

The company entered into letter agreements with each of the NEOs relating to the foregoing arrangements. The foregoing description of the arrangements is a summary and is qualified in its entirety by reference to the form of the letter agreement, which is attached to this Form 10-Q as Exhibit 10.1 and incorporated by reference into this Item 5.

Part II	Other Information

Item 6.    Exhibits

Exhibit No.
10.1	Form of letter agreement with named executive officers dated May 5, 2020
31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification (filed herewith).
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS*	XBRL instance document
101.SCH*	XBRL taxonomy extension schema
101.CAL*	XBRL taxonomy extension calculation linkbase
101.DEF*	XBRL taxonomy extension definition linkbase
101.LAB*	XBRL taxonomy extension label linkbase
101.PRE*	XBRL taxonomy extension presentation linkbase

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

INVACARE CORPORATION

Date:	May 6, 2020	By:	/s/ Kathleen P. Leneghan
Name: Kathleen P. Leneghan
Title: Chief Financial Officer
(As Principal Financial and Accounting Officer and on behalf of the registrant)