Form 10-Q
period 2020-06-30
INVACARE CORP
filed 2020-08-06
CIK 742112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[☒] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒
As of August 3, 2020, the registrant had 34,413,122 Common Shares and 6,357 Class B Common Shares outstanding.

	Item	Page
PART I: FINANCIAL INFORMATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations	2	1
Financial Statements (Unaudited)	1
Condensed Consolidated Statement of Comprehensive Income (Loss) - Three and Six Months Ended June 30, 2020 and June 30, 2019		17
Condensed Consolidated Balance Sheets -June 30, 2020 and December 31, 2019		18
Condensed Consolidated Statement of Cash Flows - Six Months Ended June 30, 2020 and June 30, 2019		19
Condensed Consolidated Statement of Shareholders' Equity - Three and Six Months Ended June 30, 2020 and June 30, 2019		20
Notes to Condensed Consolidated Financial Statements - June 30, 2020		22
Quantitative and Qualitative Disclosures About Market Risk	3	68
Controls and Procedures	4	68

PART II: OTHER INFORMATION
Legal Proceedings	1	69
Risk Factors	1A	70
Unregistered Sales of Equity Securities and Use of Proceeds	2	71
Other Information	5	72
Exhibits	6	73
Signatures		74

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The discussion and analysis presented below is concerned with material changes in financial condition and results of operations between the periods specified in the condensed consolidated balance sheets at June 30, 2020 and December 31, 2019, and in the condensed consolidated statement of comprehensive income (loss) for the three months ended June 30, 2020 and June 30, 2019. All comparisons presented are with respect to the same period last year, unless otherwise stated. This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes that appear elsewhere in this Quarterly Report on Form 10-Q and the MD&A included in the company's Annual Report on Form 10-K for the year ended December 31, 2019. For some matters, SEC filings from prior periods may be useful sources of information.
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
COVID-19 Impact
The company continues to actively monitor the impact of the coronavirus (COVID-19), which negatively impacted the company’s business in the second quarter with regard to reduced net sales on a global basis primarily related to mobility and seating products. In addition, we experienced a decrease in the operating profit of the European segment as a result of a significant decline in net sales related to the pandemic. The company anticipates sequential net sales growth in the third and fourth quarters of 2020, on a consolidated basis, with the resumption of access to clinics for its products. However, these anticipated net sales levels will remain at lower levels than the same periods in 2019. The extent to which the company’s operations will be impacted by the pandemic will depend largely on future developments, which remain highly uncertain and difficult to accurately predict, including new information which may emerge concerning the severity of the pandemic and actions by government authorities to contain COVID-19 or treat its impact, among other things.
As an “essential” business making medical devices, the company has continued to operate in nearly all of its facilities, having taken the recommended public health measures to ensure worker and workplace safety. The company has seen high demand globally for its respiratory products, beds and therapeutic support surfaces. These products are being deployed in the fight against the COVID-19 pandemic in expanded medical facilities to relieve the strain on hospital systems by providing more medical beds and access to purified oxygen needed in respiratory care. The company continues to work to increase its capacity to produce these critical products and resolve global supply chain challenges that are compounded by the effects of the pandemic. As a result, there are practical limits to the extent the company can increase output. In addition, the company continues to take steps to offset cost increases from pandemic-related supply chain disruptions.
The initial stages of the pandemic appropriately focused the provision of healthcare to urgent non-elective care, reducing access to clinicians and healthcare facilities on which other parts of the company’s business rely to engage with customers for product trials and fittings. As a result, and combined with various stay-at-home orders, the company experienced a global decline in quotes for mobility and seating products, and a resultant decline in orders. In the first month of the third quarter of 2020, quotes and orders for mobility and seating products improved in the major markets the company serves. While we believe the decline in demand for mobility and seating product is temporary in nature, the rebound of the business will depend on the restoration of access to healthcare and lifting of public health measures, and will be impacted by several items including government actions and policies related to the pandemic, and the magnitude of the pandemic.
The company continues to optimize its balance sheet for the current environment. In the second quarter of 2020, the

MD&A	Overview

company entered into separate privately negotiated agreements with certain holders to exchange an aggregate of $73,875,000 of its 2021 and 2022 Notes into new 5% Series II Convertible Senior Exchange Notes (the "2024 Series II Notes") of the company. This transaction enhanced our financial flexibility in reducing short-term debt by extending a significant portion of our near-term convertible debt to November 2024. This action, as well as other actions completed in the first half of 2020, as example completing the divestiture of Dynamic Controls and an unsecured loan under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, both of which added to the company's cash balances, borrowing availability under the ABL revolver, and the anticipated generation of Adjusted EBITDA and free cash flow, should provide the company sufficient liquidity to manage the business and meet its obligations.
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
Transformation
The company is executing a multi-year transformation to return the company to profitability by focusing its resources on products and solutions that provide greater healthcare value in clinically complex rehabilitation and post-acute care. The company's transformation and growth plan balances innovative organic growth, product portfolio changes across all regions, and cost improvements in supply chain and administrative functions. Key elements of the enhanced transformation and growth plan are:
•Globally, continue to drive all business segments and product lines based on their potential to achieve a leading market position and to support profitability goals;
•In Europe, leverage centralized innovation and supply chain capabilities while reducing the cost and complexity of a legacy infrastructure;
•In North America, adjust the portfolio to consistently grow profitability amid cost increases by adding new products, reducing costs and continuing to improve customers' experience;
•In Asia Pacific, remain focused on sustainable growth and expansion in the southeast Asia region; and
•Take actions globally to reduce working capital and improve free cash flow.
As it navigates the uncertain business environment resulting from COVID-19, the company continues to allocate more resources to the business units experiencing increased demand and expects to continue taking actions to mitigate the potential negative financial and operational impacts on other parts of the company's business that have declined. In the medium-term, the company still expects to execute on its transformation, such as the previously announced German plant consolidation and the global IT modernization initiative.
Favorable Long-Term Demand
Ultimately, demand for the company's products and services is based on the need to provide care for people with certain conditions. The company's medical devices provide solutions for end-users and caregivers. Therefore, the demand for the company's medical equipment is largely driven by population growth and the incidence of certain conditions where treatment may be supplemented by the company's devices. The company also provides solutions to help equipment providers and residential care operators deliver cost-effective and high-quality care. The company believes that its commercial team, customer relationships, products and solutions, supply chain infrastructure, and strong research and development pipeline will create sustainable and favorable business potential.

MD&A	Net Sales

RESULTS OF OPERATIONS - NET SALES

The company operates in two primary business segments: North America and Europe with each selling the company's primary product categories, which include: lifestyle, mobility and seating and respiratory therapy products. Sales in Asia Pacific are reported in All Other and include products similar to those sold in North America and Europe.

($ in thousands USD)	2Q20*	2Q19	% Change Fav/(Unfav)	Foreign Exchange % Impact	Divestiture % Impact	Constant Currency % Change Fav/(Unfav)
Europe	101,894	133,991	(24.0)	(3.3)	—	(20.7)
North America	86,569	89,553	(3.3)	(0.3)	—	(3.0)
All Other (Asia Pacific)	7,837	12,314	(36.4)	(7.1)	(37.4)	8.1
Consolidated	196,300	235,858	(16.8)	(1.9)	(2.0)	(12.9)

($ in thousands USD)	YTD 2Q20**	YTD 2Q19	Reported % Change	Foreign Exchange % Impact	Divestiture % Impact	Constant Currency % Change Fav/(Unfav)
Europe	222,862	258,835	(13.9)	(2.9)	—	(11.0)
North America	173,540	175,797	(1.3)	(0.2)	—	(1.1)
All Other (Asia/Pacific)	18,338	24,645	(25.6)	(6.2)	(24.1)	4.7
Consolidated	414,740	459,277	(9.7)	(1.9)	(1.3)	(6.5)

* Date format is quarter and year in each instance.
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
Europe - Constant currency net sales decreased $27,786,000 in 2Q20 compared to 2Q19 as a result of the pandemic with public health measures in certain countries severely limiting access to healthcare professionals and institutions needed for certain product selections. The countries which the company has a significant portion of the operations are France, Germany, UK and the Nordic countries. These measures lowered sales for mobility and seating products most significantly, and, to a lesser extent, non-bed lifestyles products. Sales of these products were partially offset by growth in bed, mattresses and respiratory product sales. Constant currency net sales decreased YTD 2Q20 compared to YTD 2Q19 primarily due to the impact of the pandemic.
North America - Constant currency net sales for 2Q20 decreased $2,713,000 compared to 2Q19 with declines in sales of non-bed lifestyle and mobility and seating products, partially offset by increased sales of respiratory and bed and mattress products. The decline in mobility and seating as well as non-bed lifestyle products was significantly impacted by the pandemic with public health measures severely limiting access to healthcare professionals and institutions to provide certain product. While mobility and seating products declined, the majority of the decline was attributable to manual mobility and seating products as power wheelchairs declined by 0.9%. Constant currency net sales decreased YTD 2Q20 compared to YTD 2Q19 with mobility and seating and lifestyles products sales decreases largely offset by an increase in respiratory products sales.
All Other - Constant currency net sales, which relate entirely to the Asia Pacific region, increased $628,000 for 2Q20 compared to 2Q19 driven by increased sales of lifestyle and mobility and seating products, partially offset by reduced sales in respiratory products. Constant currency net sales increased YTD 2Q20 compared to YTD 2Q19 primarily driven by increased sales in lifestyle products, primarily mattress products.

MD&A	Net Sales

Constant currency net sales of mobility and seating products, which comprise most of the company's clinically complex product portfolio, was 35.5% of net sales in 2Q20 from 42.8% in 2Q19 and decreased to 38.2% YTD 2Q20 from 41.8% YTD 2Q19.

This decrease reflects the significant impacts of the pandemic limiting the access to healthcare professionals and institutions needed for certain product selections, specifically for mobility and seating product and non-bed related lifestyle products as well as higher pandemic related respiratory and bed and mattress products during 2Q20.

MD&A	Gross Profit

GROSS PROFIT

Gross profit as a percentage of net sales for 2Q20 increased 130 basis points to 28.9%, attributable to favorable product mix, pricing, continuous improvement initiatives driving material and freight cost savings, and reduced R&D expense partially offset by unfavorable foreign exchange.

Gross profit as a percentage of net sales for YTD 2Q20 increased 130 basis points to 28.8%, attributable to the company's continuous improvement initiatives driving material and freight cost savings, favorable product mix, pricing and reduced R&D expense partially offset by unfavorable foreign exchange.

Gross profit drivers by segment:
Europe - Gross profit as a percentage of net sales for 2Q20 decreased 0.9 of a percentage point and $9,643,000, compared to 2Q19. Gross profit as a percentage of net sales for YTD 2Q20 increased 0.1 of a percentage point or a decrease of $9,331,000, compared to YTD 2Q19. The decrease in gross profit dollars was driven by lower sales and unfavorable foreign exchange.
North America - Gross profit as a percentage of net sales for 2Q20 increased 2.3 percentage points or $2,390,000, compared to 2Q19. Gross profit as a percentage of net sales for YTD 2Q20 increased 1.8 percentage points, or $4,149,000, compared to YTD 2Q19. The increase in gross profit dollars was driven by favorable sales mix including pricing, lower material, freight costs partially offset by increased warranty costs.
All Other - Gross profit primarily relates to the company's Asia Pacific businesses. Gross profit as a percentage of net sales for Asia Pacific increased 11.2 percentage points while gross profit dollars declined $967,000 for Asia Pacific and $1,163,000 for total All Other, compared to 2Q19. Gross profit as a percentage of net sales for Asia Pacific for YTD 2Q20 increased 5.9 percentage points while gross profit dollars declined $1,232,000 for Asian Pacific and $1,701,000 for total All Other, compared to YTD 2Q19. The decrease in gross profit dollars was primarily due to the divestiture of the Dynamic Controls business as of March 7, 2020.

MD&A	SG&A

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

($ in thousands USD)	2Q20	2Q19	Reported Change	Foreign Exchange Impact	Divestiture % Impact	Constant Currency Change
SG&A expenses - $	57,404	68,255	(10,851)	878	1,148	(8,825)
SG&A expenses - % change			(15.9)	(1.0)	(1.7)	(13.2)
% to net sales	29.2	28.9

($ in thousands USD)	YTD 2Q20	YTD 2Q19	Reported Change	Foreign Exchange Impact	Divestiture % Impact	Constant Currency Change
SG&A expenses - $	119,142	133,496	(14,354)	1,177	1,426	(11,751)
SG&A expenses - % change			(10.8)	(0.8)	(1.1)	(8.9)
% to net sales	28.7	29.1

SG&A expenses excluding the impact of foreign currency translation and divestitures, which is referred to as "constant currency SG&A," decreased for 2Q20 and YTD 2Q20 compared to the same periods last year primarily due to reduced employment costs and favorable foreign currency transactions.

The divestiture impact is related to a portion of the SG&A expenses related to the Dynamic Controls business divested as of March 7, 2020.

In general, SG&A expense for 2Q20 was impacted by the pandemic and includes the benefit of programs offered primarily by European countries related to furloughs and reduced workhours as well as general reduction in discretionary spending.

SG&A expense drivers by segment:

Europe - SG&A expenses for 2Q20 decreased $6,347,000 or 19.6% compared to 2Q19 with foreign currency translation decreasing SG&A expenses by $550,000, or 1.7%. Constant currency SG&A expenses decreased $5,797,000, or 17.9%. The decreased expense was primarily attributable to lower employment costs and a gain on the sale of a building of $971,000. Employment costs include the benefit of furloughs and reduced workhours of approximately $2,000,000.

SG&A expense for YTD 2Q20 decreased $7,103,000 or 11.5% compared to YTD 2Q19 with foreign currency translation decreasing SG&A expenses by $1,055,000, or 1.7%. Constant currency SG&A expenses decreased $6,048,000, or 9.8%. The decreased expense was primarily attributable to lower employment costs, gain on the sale of a building and lower depreciation expense.

North America - SG&A expenses for 2Q20 decreased 15.0%, or $3,664,000, compared to 2Q19 with foreign currency translation decreasing SG&A expenses by $206,000. Constant currency SG&A expenses decreased $3,458,000, or 14.2% driven primarily by employment, sales and marketing and product liability costs.

SG&A expenses for YTD 2Q20 decreased 8.3%, or $4,240,000, compared to YTD 2Q19 with foreign currency translation decreasing SG&A expenses by $42,000. Constant currency SG&A expenses decreased $4,198,000, or 8.2% driven primarily by employment and consulting costs.

All Other - SG&A expenses for 2Q20 decreased by $840,000 compared to 2Q19 with foreign currency translation decreasing SG&A expenses by $122,000 and divestitures decreasing SG&A expenses by $1,148,000. Constant currency SG&A expenses increased by $430,000. All Other includes SG&A related to the Asia Pacific businesses and non-allocated corporate costs. SG&A expenses related to non-allocated corporate costs for 2Q20 increased 11.4%, or $1,052,000, compared to 2Q19 driven primarily by increased equity compensation expense. Related to the Asia Pacific businesses, 2Q20 SG&A decreased 48.8%, or $1,892,000, compared to 2Q19 with foreign currency translation decreasing SG&A expenses $122,000, and divestitures decreasing SG&A expenses by $1,148,000 or 29.6%. Constant currency SG&A expenses decreased $622,000, or 22.8%, due to reduced employment costs.

SG&A expense for YTD 2Q20 decreased by $3,011,000 compared to YTD 2Q19 with foreign currency translation decreasing SG&A expenses by $80,000 and divestitures decreasing SG&A expense by $1,426,000. Constant currency SG&A expenses decreased by $1,508,000. SG&A expenses related to non-allocated corporate costs for YTD 2Q20 increased 6.6%, or $996,000, compared to YTD 2Q19 driven

MD&A	SG&A

primarily by increased equity compensation expense. Related to the Asia Pacific businesses, YTD 2Q20 SG&A decreased 54.1%, or $4,007,000, compared to YTD 2Q19 with foreign currency translation decreasing SG&A expenses $80,000, and divestitures decreasing SG&A expenses by $1,426,000, or 1.1%. Constant currency SG&A expenses decreased $2,501,000, or 41.9%, due to employment costs and foreign currency transactions.

MD&A	Operating Income (Loss)

OPERATING INCOME (LOSS)

($ in thousands USD)	2Q20	2Q19	$ Change	% Change	YTD 2Q20	YTD 2Q19	$ Change	% Change
Europe	2,174	5,470	(3,296)	(60.3)	9,024	11,252	(2,228)	(19.8)
North America	4,812	(1,243)	6,055	487.1	2,767	(5,622)	8,389	149.2
All Other	(7,740)	(7,416)	(324)	(4.4)	(11,295)	(12,605)	1,310	10.4
Gain on sale of business	200	—	200	—	9,790	—	9,790	—
Charges related to restructuring	(1,685)	(1,321)	(364)	(27.6)	(3,077)	(2,013)	(1,064)	(52.9)
Consolidated Operating Income (Loss)	(2,239)	(4,510)	2,271	50.4	7,209	(8,988)	16,197	180.2

For 2Q20, consolidated operating loss improved due to reduced SG&A expenses and favorable gross margin as a percentage of sales partially offset by reduced net sales impacted by the pandemic For YTD 2Q20, consolidated operating profitability improved significantly due to a $9,790,000 gain from the divestiture of Dynamic Controls as well as reduced SG&A expenses offset by net sales declines impacted by the pandemic.

Operating income (loss) by segment:
Europe - Operating income for 2Q20 declined by $3,296,000, or 60.3%, due to a $9,643,000 decrease in gross profit from 24.0% lower net sales and unfavorable foreign exchange translation offset by reduced SG&A expenses. Operating income for YTD 2Q20 decreased $2,228,000 compared to YTD 2Q19 due to lower net sales and unfavorable foreign exchange partially offset by reduced SG&A expenses.

North America - Operating income for 2Q20 improved by $6,055,000 primarily due to reduced SG&A expenses and improved gross profit due to lower material and freight costs as well as improved product mix and pricing. Operating income for YTD 2Q20 increased $8,389,000 compared to YTD 2Q19 driven primarily by margin improvements and reduced SG&A expenses.

All Other - Operating loss for All Other includes the operating income of the Asia Pacific businesses, offset by unallocated SG&A expenses and intercompany eliminations, which were flat. Operating loss increased $324,000 primarily driven by increased equity compensation expense partially offset by operating profit improvement in the Asia Pacific business driven by reduced SG&A expense. Operating loss for YTD 2Q20 improved $1,310,000 compared to YTD 2Q19 primarily due to improved operating profit in the Asia Pacific business partially offset by increased equity compensation expense.

Charges Related to Restructuring Activities
Restructuring charges totaled $3,077,000 for YTD 2Q20 principally related to severance costs. Restructuring charges were incurred in the Europe ($2,240,000), North America ($719,000) and All Other ($118,000) segments.

Restructuring charges totaled $2,013,000 for YTD 2Q19 principally related to severance costs. Restructuring charges were incurred in the Europe ($640,000), North America ($1,208,000) and All Other $165,000 segments.

MD&A	Other Items

OTHER ITEMS

Net Gain (Loss) on Convertible Debt Derivatives

($ in thousands USD)	Change in Fair Value Gain (Loss)
	2Q19	YTD 2Q19
Convertible Note Hedge Assets	(5,525)	9,600
Convertible Debt Conversion Liabilities	6,995	(8,403)
Net Gain on Convertible Debt Derivatives	1,470	1,197

The company recognized a net gain of $1,470,000 and $1,197,000 in 2Q19 and YTD 2Q19, respectively related to the fair value of convertible debt derivatives. As a result of the company’s receipt of shareholder approval authorizing the company to elect to settle future conversions of its convertible notes in common shares, 2Q19 was the last quarter for which the company recognized any gain or loss on the fair value of its note hedge assets and convertible debt conversion liabilities.
Loss on debt extinguishment including debt finance changes and fees

($ in thousands USD)	2Q20	2Q19	$ Change	% Change
Loss on debt extinguishment including debt finance fees	6,599	—	6,599	—

($ in thousands USD)	YTD 2Q20	YTD 2Q19	$ Change	% Change
Loss on debt extinguishment including debt finance fees	6,599	—	6,599	—

During the second quarter of 2020, the company entered into separate, privately negotiated agreements with certain holders of its 2021 Notes and certain holders of its 2022 Notes to exchange $35,375,000 in aggregate principal amount of 2021 Notes and $38,500,000 in aggregate principal amount of 2022 notes, for aggregate consideration of $73,875,000 in aggregate principal amount of new 5.00% Series II Convertible Senior Exchange Notes due 2024 (the “Series II Notes”) of the company and $5,593,000 in cash. The result of the exchange was a loss on debt extinguishment including debt and finance fees of $6,599,000.

Interest

($ in thousands USD)	2Q20	2Q19	$ Change	% Change
Interest expense	7,054	7,721	(667)	(8.6)
Interest income	(23)	(119)	96	(80.7)

($ in thousands USD)	YTD 2Q20	YTD 2Q19	$ Change	% Change
Interest expense	13,730	15,035	(1,305)	(8.7)
Interest income	(83)	(248)	165	(66.5)

The decrease in interest expense for 2Q20 and YTD 2Q20 compared to the same periods last year was primarily related to the repurchase and retirement of $16,000,000 in principal amount of 2021 Notes in 3Q19.

Income Taxes
The company had an effective tax rate of 4.7% and 21.9% on losses before tax for the three and six months ended June 30, 2020, respectively, compared to an expected benefit of 21.0% on pre-tax loss for each period. The company had an effective tax rate of 19.5% and 17.8% on losses before tax for the three and six months ended and June 30, 2019, respectively, compared to an expected benefit for the three and six months ended June 30, 2019 of 21.0% on the pre-tax loss for each period. The company's effective tax rate for the three and six months ended June 30, 2020 and June 30, 2019 were unfavorable as compared to the U.S. federal statutory rate expected benefit, principally due to the negative impact of the company not being able to record tax benefits related to the significant losses in countries which had tax valuation allowances. The effective tax rate was increased for the three and six months ended June 30, 2020 and June 30, 2019 by certain taxes outside the United States, excluding countries with tax valuation allowances, that were at an effective rate higher than the U.S. statutory rate, except for the gain on the disposition of the Dynamic group which was not taxable locally. In addition, the company had accrued withholding taxes on earnings of its Chinese subsidiary based on the expectation of not permanently reinvesting those earnings. The sale of this entity, without such distribution resulted in the reversal of this accrual in the amount of $988,000 for the six months ended June 30, 2020.

As a result of the COVID-19 pandemic and the global impact on business activity, various governments have provided programs to help offset the liquidity pressures and impact on society. The company has taken advantage of some of these programs and will continue to consider other programs as they are announced. To date, the company has

MD&A	Other Items

determined it will benefit by: 1) deferral of U.S. payroll tax related to employer portion of social security through 2020, to be paid over 2 years, 2) a U.S. business interest limitation increase from 30% to 50% of after-tax income 3) the treatment of qualified improvement property as 15-year property in the U.S., 4) and the deferral of income and indirect tax payments over various periods in other countries around the world where the company operates. Such programs have deferred approximately $9,900,000 in the second quarter of 2020 as a benefit to cash flows for the period.

MD&A	Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES

The company continues to maintain an adequate liquidity position through its cash balances and bank lines of credit (see Long-Term Debt in the Notes to Condensed Consolidated Financial Statements included in this report). Key balances on the company's balance sheet and related metrics:

($ in thousands USD)	June 30, 2020	December 31, 2019	$ Change	% Change
Cash and cash equivalents	104,192	80,063	24,129	30.1
Working capital (1)	114,154	137,220	(23,066)	(16.8)
Total debt (2)	318,916	283,256	35,660	12.6
Long-term debt (2)	263,607	280,684	(17,077)	(6.1)
Total shareholders' equity	302,146	308,516	(6,370)	(2.1)
Credit agreement gross borrowing availability (3)	26,978	34,516	(7,538)	(21.8)
(1) Current assets less current liabilities.
(2) Long-term debt and Total debt at gross carrying amounts which excludes debt issuance costs and debt discounts classified as debt and includes long-term and total obligations for financing leases.
(3) Reflects the combined availability of the company's North American and European asset-based revolving credit facilities as of June 30, 2020. The change in borrowing availability is due to changes in the calculated borrowing base, primarily due to lower accounts receivable balances as a result of reduced net sales impacted by the pandemic. At June 30, 2020, the company had drawn $20,800,000 on the North American credit facility and $5,921,800 on the European credit facility. Outstanding borrowings are based on credit availability calculated on a month lag related to the European credit facility.

The company's cash and cash equivalents balances were $104,192,000 and $80,063,000 at June 30, 2020 and December 31, 2019, respectively. The increase in cash in the first six months of 2020 is attributable to borrowing of $26,721,800 on the North America and Europe credit facilities under the company's credit agreement which provides for an asset-based-lending senior secured revolving credit facility; the proceeds of $14,563,000 from the sale of Dynamic Controls in March 2020; and an unsecured loan of $10,000,000 pursuant to sections 1102 and 1106 of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. This increase in cash was primarily offset by cash used for operations including the continued investment in our transformation strategy.

In addition in the second quarter of 2020, the company entered into separate privately negotiated agreements with certain holders of its 2021 and 2022 Notes to exchange $35,375,000 in aggregate principal amount of the company's 5.00% Convertible Senior Notes due 2021 (the "2021 Notes") and $38,500,000 in aggregate principal amount of the company's 4.50% Convertible Senior Notes due 2022 (the "2022 Notes"), for aggregate consideration of $73,875,000 in aggregate principal amount of new 5.00% Series II Convertible Senior Exchange Notes due 2024 (the "2024 Series II Notes") of the company and approximately $5,593,000 in cash. The 2024 Series II Notes bear interest at a fixed rate of 5.00% per year payable semi-annually and will mature in November 2024, unless earlier repurchased, redeemed or converted. Prior to May 2024, the 2024 Series II Notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Prior to maturity, the 2024 Series II Notes will be redeemable by the company upon satisfaction of certain conditions and during certain periods. In addition, the principal amount of the 2024 Series II Notes also will accrete at a rate of approximately 4.7% per year commencing June 4, 2020, compounding on a semi-annual basis. The accreted portion of the principal is payable in cash upon maturity if the 2024 Series II Notes do not convert, and does not bear interest. Debt issuance costs of $1,518,000 were capitalized and are being amortized as interest expense through November 2024. These debt issuance costs were capitalized and are being amortized as interest expense through November 2024 of which $1,489,000 have yet to be amortized as of June 30, 2020. The fees paid in the second quarter totaled $1,307,000.

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

MD&A	Liquidity and Capital Resources

The company's total debt outstanding, inclusive of the company's Convertible Senior Notes due 2021, 2022 and 2024 and financing lease obligations, increased by $35,660,000 to $318,916,000 at June 30, 2020 from $283,256,000 as of December 31, 2019. The increase is primarily driven by borrowing on the company's credit agreement of $26,721,800 and loan proceeds related to the CARES Act. The CARES Act funds may be forgivable partially or in full, if certain conditions are met. While the company believes it will utilize the funds for forgivable eligible expenditures under the program, there is no certainty at this time that the loan will be forgiven.

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

In addition during the second quarter of 2020, the company accessed government programs to bolster short-term liquidity including the temporary delay of direct and indirect tax payments, with repayment beginning later in the year and into 2021 and 2022. Such programs have deferred approximately $9,900,000 in the second quarter 2020.

See "Long-Term Debt" and "Leases and Commitments" in the Notes to Condensed Consolidated Financial Statements for more details regarding the company's convertible notes and credit facilities and lease liabilities, respectively.

The company is actively managing its business to maintain cash flow and liquidity. Based on the company's current expectations, the company believes that its cash balances and available borrowing capacity under its credit facilities should be sufficient to meet working capital needs, capital requirements, and commitments for at least the next twelve months. Notwithstanding the company's expectations, if the company's operating results decrease as the result of pressures on the business due to, for example, the impact of COVID-19, currency fluctuations or regulatory issues or the company's failure to execute its business plans or if the company's transformation takes longer than expected, the company may require additional financing, or may be unable to comply with its obligations under the credit facilities, and its lenders could demand repayment of any amounts outstanding under the company's credit facilities. As the company cannot predict the duration or scope of the COVID-19 pandemic and its impact on the company’s customers and suppliers, the negative financial impact to the company’s results cannot be reasonably estimated, but could be material.

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

Should interest rates increase, the company expects that it would be able to absorb modest rate increases without any material impact on its liquidity or capital resources. The weighted average interest rate on revolving credit borrowings, excluding capital leases, was 4.55% and 4.64%, respectively, for the for the three and six months ended June 30, 2020 and 4.78% for the year ended December 31, 2019. See "Long-Term Debt" in the Notes to the Condensed Consolidated Financial Statements for more details regarding the company's credit facilities.

CAPITAL EXPENDITURES

The company estimates that capital investments for 2020 could be approximately $22,000,000 compared to actual capital expenditures of $10,874,000 in 2019. The anticipated increase relates primarily to the company's investments to transform the company, including investments related to the ERP project and new products. The company believes that its balances of cash and cash equivalents and existing borrowing facilities will be sufficient to meet its operating cash requirements and fund capital expenditures (see "Liquidity and Capital Resources"). However, because the company cannot predict the duration or scope of the COVID-19 pandemic and its impact on the company, the pandemic may cause delay or curtailment of the company’s planned capital expenditures. The Credit Agreement limits the company's annual capital expenditures to $35,000,000.

DIVIDEND POLICY

On May 21, 2020, the Board of Directors decided to suspend the quarterly dividend on the company's common shares in light of the impacts of COVID-19 on the business.

MD&A	Cash Flows

CASH FLOWS

The significant reduction in cash used by operating activities for the six months ended June 30, 2020 was driven primarily by a decrease in receivables as a result of reduced sales impacted by the pandemic, an increase to accounts payable and improvement in net loss offset by increased inventories. Inventories increased significantly as a result of the pandemic and the company's long lead supply chain. This inventory should convert to cash in the next few quarters. In addition, 2Q20 operating cash flow benefited from deferred indirect and payroll taxes of $9,900,000. Such deferrals will be paid out in the next four quarters.
Cash flows provided by investing activities for the first six months of 2020 were higher compared to cash flows used in the same period last year, driven by gross proceeds of

$14,563,000 from the sale of its former subsidiary Dynamic Controls in the first quarter of 2020. In addition, the company used $2,113,000 to purchase SAP licenses related to its ERP implementation and capitalized other ERP-related implementation costs in the first six months of 2020.
Cash flows provided by financing activities increased in the first six months of 2020 compared to the same period last year driven primarily by borrowing of $26,721,800 on the North America and Europe credit facility under the company's credit agreement which provides for an asset-based-lending senior secured revolving credit facility as well as an unsecured CARES Act loan. This was offset by cash paid related to the convertible debt amend and extend transaction executed during the second quarter of 2020 of $6,900,000 related to debt fees and payments to note holders.

MD&A	Cash Flows

Free cash flow is a non-GAAP financial measure and is reconciled to the corresponding GAAP measure as follows:

($ in thousands USD)	2Q20	2Q19	YTD 2Q20	YTD 2Q19
Net cash provided (used) by operating activities	6,514	2,735	(3,325)	(19,853)
Plus: Sales of property and equipment	389	44	393	64
Less: Purchases of property and equipment	(8,758)	(2,509)	(10,879)	(4,321)
Free Cash Flow	(1,855)	270	(13,811)	(24,110)

Free cash flow for the first six months 2020 and 2019 was primarily impacted by the same items that affected cash flows used by operating activities. Free cash flow is a non-GAAP financial measure that is comprised of net cash used by operating activities plus purchases of property and equipment less proceeds from sales of property and equipment.
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

The company's approximate cash conversion days at June 30, 2020, December 31, 2019 and June 30, 2019 were as follows:
For the quarter ended June 30, 2020, days in inventory and days in accounts payable were both impacted by the business disruption due to the COVID-19 pandemic. As a result of the company's long lead time supply chain, inventory level increased and accounts payable levels were elevated for the quarter ended June 30, 2020.

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

ACCOUNTING ESTIMATES AND PRONOUNCEMENTS

CRITICAL ACCOUNTING ESTIMATES

The Condensed Consolidated Financial Statements included in the report include accounts of the company and all majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Condensed Consolidated Financial Statements and related footnotes. In preparing the financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, thus, actual results could differ from these estimates. Please refer to the Critical Accounting Estimates section within MD&A of company's Annual Report on Form 10-K for the period ending December 31, 2019 as well as the revenue recognition and warranty disclosure below.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For the company’s disclosure regarding recently issued accounting pronouncements, see Accounting Policies - Recent Accounting Pronouncements in the Notes to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

MD&A	Forward-Looking Statements

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that describe future outcomes or expectations that are usually identified by words such as “will,” “should,” “could,” “plan,” “intend,” “expect,” “continue,” “forecast,” “believe,” and “anticipate” and include, for example, statements related to the expected effects on the company’s business of the COVID-19 pandemic; sales and free cash flow trends; the impact of contingency plans and SG&A and investment reductions; the company’s liquidity and working capital expectations; the company’s future financial results; and similar statements. Actual results may differ materially as a result of various risks and uncertainties, including the duration and scope of the COVID-19 pandemic, the restoration of access to healthcare and lifting of public health measures, and impact on the demand for the company’s products; the ability of the company to obtain needed raw materials and components from its suppliers; actions that governments, businesses and individuals take in response to the pandemic, including mandatory business closures and restrictions on onsite commercial interactions; the impact of the pandemic and actions taken in response to the pandemic on global and regional economies and economic activity; the pace of recovery when the COVID-19 pandemic subsides; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the effects of steps the company takes to reduce operating costs; the inability of the company to sustain profitable sales growth, achieve anticipated improvements in segment operating performance, convert high inventory levels to cash or reduce its costs to maintain competitive prices for its products; lack of market acceptance of the company's new product innovations; circumstances or developments that may make the company unable to implement or realize the anticipated benefits, or that may increase the costs, of its current and planned business initiatives, in particular the key elements of its enhanced transformation and growth plan such as its new product introductions, additional investments in sales force and demonstration equipment, plant consolidation in Germany, supply chain actions and global information technology outsourcing and ERP implementation activities; possible adverse effects on the company's liquidity, including the company's ability to address future debt maturities, that may result from delays in the implementation of, any failure to realize benefits from, its current and planned business initiatives; adverse changes in government and third-party payor reimbursement levels and practices in the U.S.; adverse impacts of new tariffs or increases in commodity prices or freight costs; regulatory proceedings or the company's failure to comply with regulatory requirements or receive regulatory clearance or approval for the company's products or operations; adverse effects of regulatory or governmental inspections of the company's facilities at any time and governmental investigations or enforcement actions; exchange rate fluctuations; and those other risks and uncertainties expressed in the cautionary statements and risk factors in the company's annual report on Form 10-K, quarterly reports on Form 10-Q and other filings with the Securities and Exchange Commission. The company may not be able to predict and may have little or no control over many factors or events that may influence its future results and, except as required by law, shall have no obligation to update any forward-looking statements.

Financial Statements

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Income (Loss) (unaudited)

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$196,300	$235,858	$414,740	$459,277
Cost of products sold	139,650	170,792	295,102	332,756
Gross Profit	56,650	65,066	119,638	126,521
Selling, general and administrative expenses	57,404	68,255	119,142	133,496
Gain on sale of business	(200)	—	(9,790)	—
Charges related to restructuring activities	1,685	1,321	3,077	2,013
Operating Income (Loss)	(2,239)	(4,510)	7,209	(8,988)
Net gain on convertible debt derivatives	—	(1,470)	—	(1,197)
Loss on debt extinguishment including debt finance charges and fees	6,599	—	6,599	—
Interest expense	7,054	7,721	13,730	15,035
Interest income	(23)	(119)	(83)	(248)
Loss Before Income Taxes	(15,869)	(10,642)	(13,037)	(22,578)
Income tax provision	750	2,075	2,850	4,025
Net Loss	$(16,619)	$(12,717)	$(15,887)	$(26,603)
Dividends Declared per Common Share	$—	$0.0125	$0.0125	$0.0250
Net Loss per Share—Basic	$(0.48)	$(0.38)	$(0.47)	$(0.79)
Weighted Average Shares Outstanding—Basic	34,437	33,749	34,111	33,527
Net Loss per Share—Assuming Dilution	$(0.48)	$(0.38)	$(0.47)	$(0.79)
Weighted Average Shares Outstanding—Assuming Dilution	34,479	33,764	34,198	33,539
Net Loss	$(16,619)	$(12,717)	$(15,887)	$(26,603)
Other comprehensive income (loss):
Foreign currency translation adjustments	5,109	(9,086)	915	(3,984)
Defined Benefit Plans:
Amortization of prior service costs and unrecognized (losses) gains	—	(101)	(169)	(75)
Deferred tax adjustment resulting from defined benefit plan activity	(2)	22	16	16
Valuation reserve associated with defined benefit plan activity	2	(22)	(16)	(16)
Current period gain on cash flow hedges	1,030	1,685	888	1,176
Deferred tax loss related to gain on cash flow hedges	(114)	(160)	(114)	(139)
Other Comprehensive Income (Loss)	6,025	(7,662)	1,520	(3,022)
Comprehensive Loss	$(10,594)	$(20,379)	$(14,367)	$(29,625)
(Elements as a % of Net Sales)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	71.1	72.4	71.2	72.5
Gross Profit	28.9	27.6	28.8	27.5
Selling, general and administrative expenses	29.2	28.9	28.7	29.1
Gain on sale of business	(0.1)	—	(2.4)	—
Charges related to restructuring activities	0.9	0.6	0.7	0.4
Operating Income (Loss)	(1.1)	(1.9)	1.7	(2.0)
Net gain on convertible debt derivatives	—	(0.6)	—	(0.3)
Loss on debt extinguishment including debt finance charges and fees	3.4	—	1.6	—
Interest expense	3.6	3.3	3.3	3.3
Interest income	—	(0.1)	—	(0.1)
Loss Before Income Taxes	(8.1)	(4.5)	(3.1)	(4.9)
Income tax provision	0.4	0.9	0.7	0.9
Net Loss	(8.5)%	(5.4)%	(3.8)%	(5.8)%
See notes to condensed consolidated financial statements.

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)

	June 30, 2020	December 31, 2019
Assets	(In thousands)
Current Assets
Cash and cash equivalents	$104,192	$80,063
Trade receivables, net	93,854	116,669
Installment receivables, net	403	736
Inventories, net	148,286	120,500
Other current assets	45,375	37,909
Total Current Assets	392,110	355,877
Other Assets	3,882	4,216
Intangibles	26,178	26,447
Property and Equipment, net	47,557	46,607
Financing Lease Assets, net	25,528	26,900
Operating Lease Assets, net	15,928	18,676
Goodwill	374,957	373,403
Total Assets	$886,140	$852,126
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$105,533	$88,003
Accrued expenses	109,358	120,947
Current taxes payable	1,449	345
Current portion of financing lease obligations	2,341	2,514
Current portion of operating lease obligations	6,307	6,790
Short-term debt and current maturities of long-term obligations	52,968	58
Total Current Liabilities	277,956	218,657
Long-Term Debt	204,158	219,464
Finance Lease Long-Term Obligations	25,376	26,480
Operating Leases Long-Term Obligations	9,580	12,060
Other Long-Term Obligations	66,924	66,949
Shareholders’ Equity
Preferred Shares (Authorized 300 shares; none outstanding)	—	—
Common Shares (Authorized 150,000 shares; 38,596 and 37,609 issued and outstanding at June 30, 2020 and December 31, 2019, respectively)—no par	9,815	9,588
Class B Common Shares (Authorized 12,000 shares; 6 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively)—no par	2	2
Additional paid-in-capital	322,770	312,650
Retained earnings	70,931	87,475
Accumulated other comprehensive income	4,648	3,128
Treasury Shares (4,183 and 3,953 shares at June 30, 2020 and December 31, 2019, respectively)	(106,020)	(104,327)
Total Shareholders’ Equity	302,146	308,516
Total Liabilities and Shareholders’ Equity	$886,140	$852,126
See notes to condensed consolidated financial statements.

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (unaudited)

	For the Six Months Ended June 30,
	2020	2019
Operating Activities	(In thousands)
Net loss	$(15,887)	$(26,603)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain on sale of business	(9,790)	—
Depreciation and amortization	6,660	7,809
Amortization operating lease right of use assets	3,589	4,655
Provision for losses on trade and installment receivables	219	482
(Provision) benefit for deferred income taxes	(91)	36
Provision for other deferred liabilities	493	471
Provision for equity compensation	5,326	4,303
Loss (gain) on disposals of property and equipment	(978)	124
Loss on debt extinguishment including debt finance charges and fees	6,599	—
Amortization of convertible debt discount	5,594	6,665
Amortization of debt fees	942	1,225
Gain on convertible debt derivatives	—	(1,197)
Changes in operating assets and liabilities:
Trade receivables	17,940	(1,087)
Installment sales contracts, net	324	353
Inventories, net	(31,279)	3,772
Other current assets	(7,393)	(2,246)
Accounts payable	22,011	(5,891)
Accrued expenses	(6,708)	(12,208)
Other long-term liabilities	(896)	(516)
Net Cash Used by Operating Activities	(3,325)	(19,853)
Investing Activities
Purchases of property and equipment	(10,879)	(4,321)
Proceeds from sale of property and equipment	393	64
Proceeds from sale of business	14,563	—
Change in other long-term assets	106	(40)
Other	(2,144)	—
Net Cash Provided (Used) by Investing Activities	2,039	(4,297)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	41,937	—
Payments on revolving lines of credit and financing leases	(8,616)	(1,747)
Payment of financing costs	(1,307)	—
Payment of dividends	(414)	(819)
Payments to debt holders	(5,593)	—
Purchase of treasury shares	(1,693)	(860)
Net Cash Provided (Used) by Financing Activities	24,314	(3,426)
Effect of exchange rate changes on cash	1,101	180
Increase (decrease) in cash and cash equivalents	24,129	(27,396)
Cash and cash equivalents at beginning of year	80,063	116,907
Cash and cash equivalents at end of period	$104,192	$89,511
See notes to condensed consolidated financial statements.

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders' Equity

(In thousands)	Common Shares	Class B Shares	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehen-sive Income	Treasury Shares	Total
March 31, 2020 Balance	$9,815	$2	$313,623	$87,550	$(1,377)	$(105,101)	$304,512
Exercise of share options	—	—	—	—	—	(347)	(347)
Performance awards	—	—	1,282	—	—	—	1,282
Restricted share awards	—	—	2,844	—	—	(572)	2,272
Net loss	—	—	—	(16,619)	—	—	(16,619)
Foreign currency translation adjustments	—	—	—	—	5,109	—	5,109
Unrealized gain on cash flow hedges	—	—	—	—	916	—	916
Total comprehensive loss	—	—	—	—	—	—	(10,594)
Exchange of convertible notes	—	—	5,021	—	—	—	5,021
June 30, 2020 Balance	$9,815	$2	$322,770	$70,931	$4,648	$(106,020)	$302,146

March 31, 2019 Balance	$9,588	$2	$299,180	$128,153	$17,433	$(103,814)	$350,542
Performance awards	—	—	534	—	—	—	534
Non-qualified share options	—	—	87	—	—	—	87
Restricted share awards	—	—	2,252	—	—	(479)	1,773
Net loss	—	—	—	(12,717)	—	—	(12,717)
Foreign currency translation adjustments	—	—	—	—	(9,086)	—	(9,086)
Unrealized gain on cash flow hedges	—	—	—	—	1,525	—	1,525
Defined benefit plans: Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	(101)	—	(101)
Total comprehensive loss	—	—	—	—	—	—	(20,379)
Convertible Debt Derivative Adjustment	—	—	(220)	—	—	—	(220)
Dividends	—	—	—	(411)	—	—	(411)
June 30, 2019 Balance	$9,588	$2	$301,833	$115,025	$9,771	$(104,293)	$331,926

See notes to condensed consolidated financial statements.

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
Consolidated Statement of Shareholders' Equity

(In thousands)	Common Shares	Class B Shares	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehen-sive Income	Treasury Shares	Total
January 1, 2020 Balance	$9,588	$2	$312,650	$87,475	$3,128	$(104,327)	$308,516
Exercise of share options	90	—	(90)	—	—	(1,121)	(1,121)
Performance awards	—	—	1,676	—	—		1,676
Restricted share awards	137	—	3,513	—	—	(572)	3,078
Net loss	—	—	—	(15,887)	—	—	(15,887)
Foreign currency translation adjustments	—	—	—	—	915	—	915
Unrealized loss on cash flow hedges	—	—	—	—	774	—	774
Defined benefit plans: Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	(169)	—	(169)
Total comprehensive loss							(14,367)
Exchange of convertible notes	—	—	5,021	—	—	—	5,021
Dividends	—	—	—	(414)	—	—	(414)
Adoption of credit loss standard	—	—	—	(243)	—	—	(243)
June 30, 2020 Balance	$9,815	$2	$322,770	$70,931	$4,648	$(106,020)	$302,146

January 1, 2019 Balance	$9,419	$2	$297,919	$142,447	$12,793	$(103,433)	$359,147
Performance awards	29	—	970	—	—	(348)	651
Non-qualified share options	—	—	211	—	—		211
Restricted share awards	140	—	2,953	—	—	(512)	2,581
Net loss	—	—	—	(26,603)	—	—	(26,603)
Foreign currency translation adjustments	—	—	—	—	(3,984)	—	(3,984)
Unrealized loss on cash flow hedges	—	—	—	—	1,037	—	1,037
Defined benefit plans: Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	(75)	—	(75)
Total comprehensive loss							(29,625)
Convertible debt derivative adjustments	—	—	(220)	—	—	—	(220)
Dividends	—	—	—	(819)	—	—	(819)
June 30, 2019 Balance	$9,588	$2	$301,833	$115,025	$9,771	$(104,293)	$331,926

See notes to condensed consolidated financial statements.

Notes to Financial Statements	Accounting Policies

Accounting Policies

Principles of Consolidation:  The condensed consolidated financial statements include the accounts of the company and its wholly owned subsidiaries and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of June 30, 2020 and the results of its operations and changes in its cash flow for the six months ended June 30, 2020 and 2019, respectively. Certain foreign subsidiaries, represented by the European segment, are consolidated using a May 31 quarter end to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the company's financial statements. All significant intercompany transactions are eliminated. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates:  The condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates.

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

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The guidance in ASU 2017-04 eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new ASU, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The company adopted ASU 2017-04 as of January 1,

2020 with no impact to the company's financial statements upon adoption.

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
Dynamic Controls is a supplier of power mobility products and respiratory components to the company as well as supplying power mobility products to external customers. Sales in 2020 through the date of disposition were $5,331,000, including intercompany sales of $2,532,000, compared to sales for the full year of 2019 of $30,261,000, including intercompany sales of $13,087,000. Income before income taxes was approximately $445,000 in 2020, through the date of disposition, compared to $853,000 in 2019, inclusive of intercompany profits on sales to the company.
The transaction was the result of considering options for the products sold by Dynamic Controls which resulted in selling the business to a third-party which can provide access to further technological innovations to further differentiate the company’s power mobility products.
The gross proceeds from the Transaction were $14,563,000, net of taxes and expenses. The company realized a pre-tax gain of $9,790,000 and recorded expenses related to the sale of the business totaling $2,150,000, of which $1,746,000 have been paid as of June 30, 2020.
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

Notes to Financial Statements	Current Assets

Current Assets

Receivables

Receivables consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Accounts receivable, gross	$113,649	$141,732
Customer rebate reserve	(10,318)	(13,922)
Cash discount reserves	(4,784)	(5,326)
Allowance for doubtful accounts	(4,071)	(4,804)
Other, principally returns and allowances reserves	(622)	(1,011)
Accounts receivable, net	$93,854	$116,669

Reserves for customer rebates and cash discounts are recorded as a reduction in revenue and netted against gross accounts receivable. Customer rebates in excess of a given customer's accounts receivable balance are classified in Accrued Expenses. Customer rebates and cash discounts are estimated based on the most likely amount principle as well as historical experience and anticipated performance. In addition, customers have the right to return product within the company’s normal terms policy, and as such the company estimates the expected returns based on an analysis of historical experience and adjusts revenue accordingly. The decrease in customer rebates reserve from December 31, 2019 to June 30, 2020 was primarily the result of rebate payments, the majority of which are paid in the first quarter of each year.

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

The company adopted ASU 2016-13, "Measurement of Credit Losses on Financial Statements" on January 1, 2020. Accordingly, the company is now applying an "expected loss" model that will generally require earlier recognition of allowances for losses for trade receivables. In addition, the company expects more variability in its allowance for doubtful accounts as it previously provided for bad debts based on a specific reserve methodology while the new expected loss methodology requires companies to provide for estimated losses beginning at the time of sale. The adoption of the new standard resulted in an increases in credit losses of $243,000 as disclosed in the Condensed Consolidated Statement of Shareholders' Equity.

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

Notes to Financial Statements	Current Assets

The movement in the trade receivables allowance for doubtful accounts was as follows (in thousands):

Six Months Ended June 30, 2020
Balance as of beginning of period	$4,804
Current period provision	116
Direct write-offs charged against the allowance	(849)
Balance as of end of period	$4,071

The current period provision includes the immaterial impact of the adoption of ASU 2016-03. The company did not make any material changes to the assignment of receivables to the different risk pools or to the expected loss reserves in the quarter. The company is monitoring the impacts of the COVID-19 pandemic and the possibility for an impact on collections but to date this has not materially impacted 2020.

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

The company writes off uncollectible trade accounts receivable after such receivables are moved to collection status and legal remedies are exhausted. See Concentration of Credit Risk in the Notes to the Condensed Consolidated Financial Statements for a description of the financing arrangement. Long-term installment receivables are included in “Other Assets” on the condensed consolidated balance sheet.

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

Notes to Financial Statements	Current Assets

Installment receivables consist of the following (in thousands):

	June 30, 2020			December 31, 2019
	Current	Long- Term	Total	Current	Long- Term	Total
Installment receivables	$741	$338	$1,079	$1,192	$1,257	$2,449
Less: Unearned interest	(10)	—	(10)	(22)	—	(22)
	731	338	1,069	1,170	1,257	2,427
Allowance for doubtful accounts	(328)	(287)	(615)	(434)	(1,080)	(1,514)
Installment receivables, net	$403	$51	$454	$736	$177	$913

Installment receivables purchased from DLL during the six months ended June 30, 2020 increased the gross installment receivables balance by $286,000, which will be part of the company's 2020 class of installment receivables. No sales of installment receivables were made by the company during the quarter. There was no impact on the allowance for doubtful accounts for installment receivables as a result of the adoption of ASU 2016-03 as the installment receivables in the U.S. are specifically reserved for by account and no adjustment was needed to the allowance for doubtful accounts for Canada installment receivables.

The movement in the installment receivables allowance for doubtful accounts was as follows (in thousands):

	Six Months Ended June 30, 2020	Year Ended December 31, 2019
Balance as of beginning of period	$1,514	$1,542
Current period provision	103	479
Direct write-offs charged against the allowance	(1,002)	(507)
Balance as of end of period	$615	$1,514

Installment receivables by class as of June 30, 2020 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired installment receivables with a related allowance recorded	$741	$741	$613	$—
Canada
Non-Impaired installment receivables with no related allowance recorded	336	326	—	20
Impaired installment receivables with a related allowance recorded	2	2	2	—
Total Canadian installment receivables	338	328	2	20
Total
Non-Impaired installment receivables with no related allowance recorded	336	326	—	20
Impaired installment receivables with a related allowance recorded	743	743	615	—
Total installment receivables	$1,079	$1,069	$615	$20

Notes to Financial Statements	Current Assets

Installment receivables by class as of December 31, 2019 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired installment receivables with a related allowance recorded	$1,762	$1,762	$1,497	$—
Canada
Non-Impaired installment receivables with no related allowance recorded	670	648	—	92
Impaired installment receivables with a related allowance recorded	17	17	17	—
Total Canadian installment receivables	687	665	17	92
Total
Non-Impaired installment receivables with no related allowance recorded	670	648	—	92
Impaired installment receivables with a related allowance recorded	1,779	1,779	1,514	—
Total installment receivables	$2,449	$2,427	$1,514	$92

Installment receivables with a related allowance recorded as noted in the table above represent those installment receivables on a non-accrual basis in accordance with ASU 2010-20. As of June 30, 2020, the company had no U.S. installment receivables past due of 90 days or more for which the company is still accruing interest. Individually, all U.S. installment receivables are assigned a specific allowance for doubtful accounts based on management’s review when the company does not expect to receive both the contractual principal and interest payments as specified in the loan agreement. In Canada, the company had an immaterial amount of Canadian installment receivables which were past due of 90 days or more as of December 31, 2019 for which the company was still accruing interest.

The aging of the company’s installment receivables was as follows (in thousands):

	June 30, 2020			December 31, 2019
	Total	U.S.	Canada	Total	U.S.	Canada
Current	$330	$—	$330	$659	$—	$659
0-30 Days Past Due	3	—	3	2	—	2
31-60 Days Past Due	3	—	3	4	—	4
61-90 Days Past Due	—	—	—	—	—	—
90+ Days Past Due	743	741	2	1,784	1,762	22
	$1,079	$741	$338	$2,449	$1,762	$687

Notes to Financial Statements	Current Assets

Inventories, Net

Inventories consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Finished goods	$64,336	$54,064
Raw materials	69,061	54,638
Work in process	14,889	11,798
Inventories, net	$148,286	$120,500

As a result of COVID-19 which significantly reduced net sales in the second quarter of 2020, and given the company's long lead-time supply chain, inventory levels increased significantly. The company believes such inventory levels will be reduced over the next few quarters with sequential sales growth for the company.

Other Current Assets

Other current assets consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Tax receivables principally value added taxes	$19,318	$16,049
Receivable due from information technology provider	9,687	6,262
Prepaid inventory	2,369	684
Derivatives (foreign currency forward exchange contracts)	2,178	838
Prepaid insurance	1,264	2,918
Service contracts	595	2,013
Prepaid social charges	562	1,216
Recoverable income taxes	228	297
Deferred financing fees	209	207
Prepaid and other current assets	8,965	7,425
Other Current Assets	$45,375	$37,909

In the fourth quarter of 2019, the company entered into an agreement to outsource substantially all of the company’s information technology ("IT") business service activities, including, among other things, support, rationalization and upgrading of the company’s legacy information technology systems and implementation of a global enterprise resource planning system. The agreement provides for reimbursement by the IT provider of IT expenses incurred by the company which are shown as Receivable due from IT provider above. The amount of pass through charges will diminish as IT expenses are recorded directly by the IT provider. In addition, a corresponding current payable is due to the IT provider. See "Accrued Expenses" in the notes to the Condensed Consolidated Financial Statements included elsewhere in this report.

Notes to Financial Statements	Long-Term Assets

Long-Term Assets

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Cash surrender value of life insurance policies	$2,172	$2,124
Deferred income taxes	927	928
Deferred financing fees	512	602
Investments	85	85
Installment receivables	51	177
Other	135	300
Other Long-Term Assets	$3,882	$4,216

Property and Equipment
Property and equipment consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Machinery and equipment	$283,916	$296,078
Land, buildings and improvements	26,276	33,054
Capitalized software	9,949	3,509
Furniture and fixtures	9,552	9,898
Leasehold improvements	7,436	9,023
Property and Equipment, gross	337,129	351,562
Accumulated depreciation	(289,572)	(304,955)
Property and Equipment, net	$47,557	$46,607

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

In the third quarter of 2018, the company agreed to sell its Isny, Germany location with a net book value at the signing of the agreement of approximately $2,900,000, which is included in Land, buildings and improvements in the table above as of December 31, 2019. In accordance with the agreement, control transferred to the buyer in April 2020. The company recorded a gain on the transaction of $971,000.

Notes to Financial Statements	Long-Term Assets

Goodwill
The change in goodwill from December 31, 2019 to June 30, 2020 was due to foreign currency translation.

In accordance with Intangibles—Goodwill and Other, ASC 350, goodwill is tested annually for impairment. The company first estimates the fair value of each reporting unit and compares the calculated fair value to the carrying value of each reporting unit. A reporting unit is defined as an operating segment or one level below. The company has determined that its reporting units are North America / HME, Europe, Institutional Products Group and Asia Pacific.

In consideration of the negative impact of COVID-19 on the global economy, the company performed an interim test of goodwill for impairment in the first quarter of 2020 and no impairment was recorded. For the second quarter of 2020, the company concluded that the facts and circumstances driving the conclusions from the first quarter review had not changed materially. While there was no indication of impairment in the second quarter of 2020 related to goodwill for the Europe or Institutional Products Group reporting units, a future potential impairment is possible for these reporting units should actual results differ materially from the company's current forecasted results or market inputs used to determine the discount rate change significantly. Please refer to Goodwill in the company's Annual Report on Form 10-K for the period ending December 31, 2019 for further disclosure regarding the company's impairment analysis review methodology.
Intangibles

The company's intangibles consist of the following (in thousands):

	June 30, 2020		December 31, 2019
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer lists	$50,985	$50,985	$51,108	$51,108
Trademarks	23,383	—	23,479	—
Developed technology	7,488	6,730	7,483	6,642
Patents	5,496	5,496	5,521	5,521
License agreements	2,850	824	2,884	770
Other	1,162	1,151	1,163	1,150
Intangibles	$91,364	$65,186	$91,638	$65,191

All the company’s intangible assets have been assigned definite lives and continue to be amortized over their useful lives, except for trademarks shown above, which have indefinite lives. The changes in intangible balances reflected on the balance sheet from December 31, 2019 to June 30, 2020 were the result of foreign currency translation and amortization.

The company evaluates the carrying value of definite-lived assets annually in the fourth quarter and whenever events or circumstances indicate possible impairment. In consideration of the negative impact of COVID-19 on the global economy, the company performed a review of intangibles for impairment in the first quarter of 2020 and concluded there was no impairment to be recorded. For the second quarter of 2020, the company concluded that the facts and circumstances driving the conclusions from the first quarter review had not changed materially. Definite-lived assets are determined to be impaired if the future undiscounted cash flows expected to be generated by the asset are less than the carrying value. Actual impairment amounts for definite-
lived assets are then calculated using a discounted cash flow calculation.

Any impairment amounts for indefinite-lived assets are calculated as the difference between the future discounted cash flows expected to be generated by the asset less than the carrying value for the asset.

Amortization expense related to intangibles was $177,000 in the first six months of 2020 and is estimated to be $372,000 in 2020, $390,000 in 2021, $390,000 in 2022, $389,000 in 2023, $355,000 in 2024 and $213,000 in 2025. Amortized intangibles are being amortized on a straight-line basis over remaining lives of 1 to 10 years with most of the intangibles being amortized over an average remaining life of approximately 8 years.

Notes to Financial Statements	Current Liabilities

Current Liabilities

Accrued Expenses

Accrued expenses consist of accruals for the following (in thousands):

	June 30, 2020	December 31, 2019
Salaries and wages	$31,445	$29,725
Taxes other than income taxes, primarily Value Added Taxes	25,220	22,194
Warranty	10,634	11,626
Professional	8,095	6,869
Severance	6,014	7,023
IT service contracts	3,704	6,125
Freight	3,348	3,744
Deferred revenue	2,794	3,173
Rebates	2,767	10,743
Product liability, current portion	2,589	2,736
Interest	2,183	3,608
Derivative liabilities (foreign currency forward exchange contracts)	1,036	905
Insurance	740	699
Rent	405	415
Supplemental Executive Retirement Program liability	391	391
Advance payment on sale of land & buildings	—	3,471
IT licenses	—	2,114
Other items, principally trade accruals	7,993	5,386
Accrued Expenses	$109,358	$120,947

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

Accrued rebates relate to several volume incentive programs the company offers its customers. The company accounts for these rebates as a reduction of revenue when the products are sold. Rebates are netted against gross accounts receivables. If rebates are in excess of such receivables, they are then classified as accrued expenses. The reduction in accrued rebates from December 31, 2019 to June 30, 2020 primarily relates to payments principally made in the first quarter each year.

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

Notes to Financial Statements	Current Liabilities

The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

Balance as of January 1, 2020	$11,626
Warranties provided during the period	3,266
Settlements made during the period	(4,493)
Changes in liability for pre-existing warranties during the period, including expirations	235
Balance as of June 30, 2020	$10,634

Warranty reserves are subject to adjustment in future periods as new developments change the company's estimate of the total cost.

Notes to Financial Statements	Long-Term Liabilities

Long-Term Debt

Debt consists of the following (in thousands):

	June 30, 2020	December 31, 2019
Convertible senior notes at 5.00%, due in February 2021	$24,644	$56,628
Convertible senior notes at 4.50%, due in June 2022	71,454	101,815
Convertible senior notes at 5.00%, due in November 2024	61,908	60,817
Series II Convertible senior notes at 5.00%, due November 2024	62,175	—
Other obligations	36,945	262
	257,126	219,522
Less current maturities of long-term debt	(52,968)	(58)
Long-Term Debt	$204,158	$219,464

On September 30, 2015, the company entered into an Amended and Restated Revolving Credit and Security Agreement, which was subsequently amended (the “Credit Agreement”) and which matures on January 16, 2024. The Credit Agreement was entered into by and among the company, certain of the company’s direct and indirect U.S. and Canadian subsidiaries and certain of the company’s European subsidiaries (together with the company, the “Borrowers”), certain other of the company’s direct and indirect U.S., Canadian and European subsidiaries (the “Guarantors”), and PNC Bank, National Association (“PNC”), JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited, KeyBank National Association, and Citizens Bank, National Association (the “Lenders”). PNC is the administrative agent (the “Administrative Agent”) and J.P. Morgan Europe Limited is the European agent (the “European Agent”) under the Credit Agreement. In connection with entering into the company's Credit Agreement, the company incurred fees which were capitalized and are being amortized as interest expense. As of June 30, 2020, debt fees yet to be amortized through January 2024 totaled $721,000.

The company had outstanding letters of credit and other reserves of $7,938,000 and $8,827,000 as of June 30, 2020 and December 31, 2019, respectively. The company had outstanding borrowings of $20,800,000 under its U.S. and Canadian Credit Facility as of June 30, 2020. The company had outstanding borrowings of $2,219,200 (€2,000,000) under its French Credit Facility and $3,702,600 (£3,000,000) under its UK Credit Facility as of June 30, 2020, together referred to as the European Credit Facility. The company had no borrowings under the Credit Facilities as of December 31, 2019. The weighted average interest rate on all borrowings, excluding capital leases, was 4.64% for the six months ended June 30, 2020 and 4.78% for the year ended December 31, 2019.

U.S. and Canadian Borrowers Credit Facility

For the company's U.S. and Canadian Borrowers, the Credit Agreement provides for an asset-based-lending senior secured revolving credit facility which is secured by substantially all the company’s U.S. and Canadian assets, other than real estate. The Credit Agreement provides the company and the other Borrowers with a credit facility in an aggregate principal amount of $60,000,000, subject to availability based on a borrowing base formula, under a senior secured revolving credit, letter of credit and swing line loan facility (the “U.S. and Canadian Credit Facility”). Up to $20,000,000 of the U.S. and Canadian Credit Facility will be available for issuance of letters of credit. The aggregate principal amount of the U.S. and Canadian Credit Facility may be increased by up to $25,000,000 to the extent requested by the company and agreed to by any Lender or new financial institution approved by the Administrative Agent.

The aggregate borrowing availability under the U.S. and Canadian Credit Facility is determined based on a borrowing base formula. The aggregate usage under the U.S. and Canadian Credit Facility may not exceed an amount equal to the sum of (a) 85% of eligible U.S. accounts receivable plus (b) the lesser of (i) 70% of eligible U.S. inventory and eligible foreign in-transit inventory and (ii) 85% of the net orderly liquidation value of eligible U.S. inventory and eligible foreign in-transit inventory (not to exceed $4,000,000), plus (c) the lesser of (i) 85% of the net orderly liquidation value of U.S. eligible machinery and equipment and (ii) $0 as of June 30, 2020 (subject to reduction as provided in the Credit Agreement), plus (d) 85% of eligible Canadian accounts receivable, plus (e) the lesser of (i) 70% of eligible Canadian inventory and (ii) 85% of the net orderly liquidation value of eligible Canadian inventory, less (f) swing loans outstanding under the U.S. and Canadian Credit Facility, less (g) letters of credit issued and undrawn under the U.S. and Canadian Credit

Notes to Financial Statements	Long-Term Liabilities

Facility, less (h) a $5,000,000 minimum availability reserve, less (i) other reserves required by the Administrative Agent, and in each case subject to the definitions and limitations in the Credit Agreement. As of June 30, 2020, the company was in compliance with all covenant requirements. As of June 30, 2020, the company had borrowings of $20,800,000 on gross borrowing availability of $20,919,000 under the U.S. and Canadian Credit Facility under the Credit Agreement, considering the minimum availability reserve, then-outstanding letters of credit, other reserves and the $7,500,000 dominion trigger amount described below. Borrowings under the U.S. and Canadian Credit Facility are secured by substantially all of the company’s U.S. and Canadian assets, other than real estate.

Interest will accrue on outstanding indebtedness under the Credit Agreement at the LIBOR rate, plus a margin ranging from 2.25% to 2.75%, or at the alternate base rate, plus a margin ranging from 1.25% to 1.75%, as selected by the company. Borrowings under the U.S. and Canadian Credit Facility are subject to commitment fees of 0.25% or 0.375% per year, depending on utilization.

The Credit Agreement contains customary representations, warranties and covenants. Exceptions to the operating covenants in the Credit Agreement provide the company with flexibility to, among other things, enter into or undertake certain sale and leaseback transactions, dispositions of assets, additional credit facilities, sales of receivables, additional indebtedness and intercompany indebtedness, all subject to limitations set forth in the Credit Agreement, as amended. The Credit Agreement also contains a covenant requiring the company to maintain minimum availability under the U.S. and Canadian Credit Facility of not less than the greater of (i) 11.25% of the maximum amount that may be drawn under the U.S. and Canadian Credit Facility for five (5) consecutive business days, or (ii) $6,000,000 on any business day. The company also is subject to dominion triggers under the U.S. and Canadian Credit Facility requiring the company to maintain borrowing capacity of not less than $7,500,000 on any business day in order to avoid triggering full control by an agent for the lenders of the company's cash receipts for application to the company’s obligations under the agreement.

The Credit Agreement contains customary default provisions, with certain grace periods and exceptions, which provide for events of default that include, among other things, failure to pay amounts due, breach of covenants, representations or warranties, bankruptcy, the occurrence of a material adverse effect, exclusion from any medical reimbursement program, and an interruption of any material manufacturing facilities for more than 10 consecutive days. There was $20,800,000 outstanding under the U.S. and Canadian Credit Facility at June 30, 2020.

European Credit Facility

The Credit Agreement also provides for a revolving credit, letter of credit and swing line loan facility which gives the company and the European Borrowers the ability to borrow up to an aggregate principal amount of $30,000,000, with a $5,000,000 sublimit for letters of credit and a $2,000,000 sublimit for swing line loans (the “European Credit Facility”). Up to $15,000,000 of the European Credit Facility will be available to each of Invacare Limited (the “UK Borrower”) and Invacare Poirier SAS (the “French Borrower” and, together with the UK Borrower, the “European Borrowers”). The European Credit Facility matures in January 2024, together with the U.S. and Canadian Credit Facility.

The aggregate borrowing availability for each European Borrower under the European Credit Facility is determined based on a borrowing base formula. The aggregate borrowings of each of the European Borrowers under the European Credit Facility may not exceed an amount equal to (a) 85% of the European Borrower’s eligible accounts receivable, less (b) the European Borrower’s borrowings and swing line loans outstanding under the European Credit Facility, less (c) the European Borrower’s letters of credit issued and undrawn under the European Credit Facility, less (d) a $3,000,000 minimum availability reserve, less (e) other reserves required by the European Agent, and in each case subject to the definitions and limitations in the Credit Agreement. As of June 30, 2020, the company had borrowings of $2,219,200 (€2,000,000) under its French Credit Facility and $3,702,600 (£3,000,000) under its UK Credit Facility as of June 30, 2020, together referred to as the European Credit Facility. As of June 30, 2020, the gross borrowing availability to the European Borrowers under the European Credit Facility was approximately $6,059,000, considering the $3,000,000 minimum availability reserve and the $3,750,000 dominion trigger amount described below.

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

The European Credit Facility is subject to customary representations, warranties and covenants generally consistent with those applicable to the U.S. and Canadian Credit Facility. Exceptions to the operating covenants in the Credit Agreement provide the company with flexibility to, among other things, enter into or undertake certain sale/leaseback transactions, dispositions of assets, additional credit facilities, sales of receivables, additional indebtedness and intercompany indebtedness, all subject to limitations set forth in the Credit Agreement. The Credit Agreement also contains a covenant requiring the European Borrowers to maintain undrawn availability under the European Credit Facility of not less than the greater of (i) 11.25% of the maximum amount that may be drawn under the European Credit Facility for five (5) consecutive business days, or (ii) $3,000,000 on any business day. The European Borrowers also are subject to cash dominion triggers under the European Credit Facility requiring the European Borrower to maintain borrowing capacity of not less than $3,750,000 on any business day in order to avoid triggering full control by an agent for the Lenders of the European Borrower’s cash receipts for application to its obligations under the European Credit Facility.

The European Credit Facility is subject to customary default provisions, with certain grace periods and exceptions, consistent with those applicable to the U.S. and Canadian Credit Facility, which provide that events of default include, among other things, failure to pay amounts due, breach of covenants, representations or warranties, cross-default, bankruptcy, the occurrence of a material adverse effect, exclusion from any medical reimbursement program, and an interruption in the operations of any material manufacturing facility for more than 10 consecutive days. The proceeds of the European Credit Facility will be used to finance the working capital and other business needs of the company. As of June 30, 2020, the company had borrowings of $2,219,200 (€2,000,000) under its French Credit Facility and $3,702,600 (£3,000,000) under its UK Credit Facility as of June 30, 2020, together referred to as the European Credit Facility.

Convertible senior notes due 2021
In the first quarter of 2016, the company issued $150,000,000 aggregate principal amount of 5.00% Convertible Senior Notes due 2021 (the “2021 notes”) in a private offering to qualified institutional buyers pursuant to
Rule 144A under the Securities Act. The 2021 notes bear interest at a rate of 5.00% per year payable semi-annually in arrears on February 15 and August 15 of each year, beginning August 15, 2016. The 2021 notes will mature on February 15, 2021, unless repurchased or converted in accordance with their terms prior to such date. Prior to August 15, 2020, the 2021 notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Prior to May 16, 2019, the 2021 notes were convertible, subject to certain conditions, into cash only. On May 16, 2019, the company obtained shareholder approval under applicable New York Stock Exchange rules such that conversion of the 2021 notes may be settled in cash, the company’s common shares or a combination of cash and the company’s common shares, at the company’s election. At June 30, 2020, $25,716,000 aggregate principal amount of the 2021 Notes remained outstanding, following the repurchase of $16,000,000 aggregate principal amount of 2021 Notes for cash in the third quarter of 2019, the exchange transactions completed in the fourth quarter of 2019 and the second quarter of 2020, as further discussed below.

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

Notes to Financial Statements	Long-Term Liabilities

initial conversion rate is 60.0492 common shares per $1,000 principal amount of 2021 notes (equivalent to an initial conversion price of approximately $16.65 per common share). Until the company received shareholder approval on May 16, 2019 authorizing it to elect to settle future conversions of the 2021 Notes in common shares, the company separately accounted for the conversion features as a derivative. The derivative was capitalized on the balance sheet as a long-term liability with adjustment to reflect fair value each quarter until the change to the conversion features as a result of the shareholder approval received on May 16, 2019 resulted in the termination of the derivative. The fair value of the convertible debt conversion liability at issuance was $34,480,000. The company recognized a gain of $4,504,000 and a loss of $2,210,000 for the three and six months ended June 30, 2019, respectively, related to the convertible debt conversion liability.

In connection with the offering of the 2021 notes, the company entered into privately negotiated convertible note hedge transactions with two financial institutions (the “option counterparties”). These transactions cover, subject to customary anti-dilution adjustments, the number of the company’s common shares that will initially underlie the 2021 notes, and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the 2021 notes. The company evaluated the note hedges under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the note hedges should be accounted for as derivatives. These derivatives were capitalized on the balance sheet as long-term assets and will be adjusted to reflect fair value each quarter. The fair value of the convertible note hedge assets at issuance was $27,975,000. The company recognized a loss of $3,652,000 and a gain of $2,852,000 for the three and six months ended June 30, 2019, respectively, related to the convertible note hedge asset.

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
The liability components of the 2021 notes consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Principal amount of liability component	$25,716	$61,091
Unamortized discount	(944)	(3,916)
Debt fees	(128)	(547)
Net carrying amount of liability component	$24,644	$56,628

The unamortized discount of $944,000 is to be amortized through February 2021. The effective interest rate on the liability component was 11.1%. Non-cash interest expense of $682,000 and $1,506,000 was recognized for the three and six months ended June 30, 2020, respectively, compared to $2,162,000 and $3,947,000 for the three and six months ended June 30, 2019, respectively. Actual interest expense accrued was $631,000 and $1,376,000 for the three and six months ended June 30, 2020, respectively, compared to $1,875,000 and $3,750,000 for the three and six months ended June 30, 2019, respectively, based on the stated coupon rate of 5.0%. The 2021 notes were not convertible as of June 30, 2020 nor was the applicable conversion threshold met.

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

Notes to Financial Statements	Long-Term Liabilities

December 1, 2017. The 2022 notes will mature on June 1, 2022, unless repurchased or converted in accordance with their terms prior to such date. Prior to December 1, 2021, the 2022 notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Prior to May 16, 2019, the 2022 notes were convertible, subject to certain conditions, into cash only. On May 16, 2019, the company obtained shareholder approval under applicable New York Stock Exchange rules such that conversion of the 2022 notes may be settled in cash, the company’s common shares or a combination of cash and the company’s common shares, at the company’s election. At June 30, 2020, $81,500,000 aggregate principal amount of the 2022 Notes remained outstanding, following the exchange transactions completed in the second quarter of 2020, as further discussed below.

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

Holders of the 2022 notes will have the right to require the company to repurchase all or some of their 2022 notes at 100% of their principal, plus any accrued and unpaid interest, upon the occurrence of certain fundamental changes. The initial conversion rate is 61.6095 common shares per $1,000 principal amount of 2022 notes (equivalent to an initial conversion price of approximately $16.23 per common share). Until the company received shareholder approval on May 16, 2019 authorizing it to elect to settle future conversions of the 2022 Notes in common shares, the company separately accounted for the conversion features as a derivative. The derivative was capitalized on the balance sheet as a long-term liability with adjustment to reflect fair value each quarter until the change to the conversion features as a result of the shareholder approval received on May 16, 2019 resulted in the termination of the derivative. The fair value of the convertible debt conversion liability at issuance was $28,859,000. The company recognized a gain of $2,491,000 and loss of $6,193,000 for the three and six months ended June 30, 2019, respectively, related to the convertible debt conversion liability.

In connection with the offering of the 2022 notes, the company entered into privately negotiated convertible note hedge transactions with one financial institution (the “option counterparty”). These transactions cover, subject to customary anti-dilution adjustments, the number of the company’s common shares that will initially underlie the 2022 notes, and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the 2022 notes. The company evaluated the note hedges under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the note hedges should be accounted for as derivatives. These derivatives were capitalized on the balance sheet as long-term assets and will be adjusted to reflect fair value each quarter. The fair value of the convertible note hedge assets at issuance was $24,780,000. The company recognized a loss of $1,873,000 and a gain of $6,748,000 for the three and six months ended June 30, 2019, respectively, related to the convertible note hedge asset.

The company entered into separate, privately negotiated warrant transactions with the option counterparty at a higher strike price relating to the same number of the company’s common shares, subject to customary anti-dilution adjustments, pursuant to which the company sold warrants to the option counterparties. The warrants could have a dilutive effect on the company’s outstanding common shares and the company’s earnings per share to the extent that the price of the company’s common shares exceeds the strike price of those warrants. The initial strike price of the warrants is $21.4375 per share and is subject to certain adjustments under the terms of the warrant transactions. The company evaluated the warrants under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the warrants meet the definition of a derivative, are indexed to the company's own shares and should be classified in shareholder's equity. The amount paid for the warrants and capitalized in shareholder's equity was $14,100,000.

The net proceeds from the offering of the 2022 notes were approximately $115,289,000, after deducting fees and offering expenses of $4,711,000, which were paid in 2017. These debt issuance costs were capitalized and are being amortized as

Notes to Financial Statements	Long-Term Liabilities

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

The liability components of the 2022 notes consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Principal amount of liability component	$81,500	$120,000
Unamortized discount	(8,883)	(16,027)
Debt fees	(1,163)	(2,158)
Net carrying amount of liability component	$71,454	$101,815

The unamortized discount of $8,883,000 is to be amortized through June 2022. The effective interest rate on the liability component was 10.9%. Non-cash interest expense of $1,323,000 and $2,783,000 was recognized for the three and six months ended June 30, 2020, respectively, compared to $1,404,000 and $2,718,000 for the three and six months ended June 30, 2019, respectively. Actual interest expense accrued of $1,220,000 and $2,570,000 for the three and six months ended June 30, 2020, respectively, compared to $1,350,000 and $2,700,000 for the three and six months ended June 30, 2019, respectively, based on the stated coupon rate of 4.5%. The 2022 notes were not convertible as of June 30, 2020 nor was the applicable conversion threshold met.

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

Notes to Financial Statements	Long-Term Liabilities

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
The liability components of the 2024 notes consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Principal amount of liability component	$72,909	$72,909
Unamortized discount	(9,831)	(10,733)
Debt fees	(1,170)	(1,359)
Net carrying amount of liability component	$61,908	$60,817

The unamortized discount of $9,831,000 is to be amortized through November 15, 2024. The effective interest rate on the liability component was 8.77%. Non-cash interest expense of $454,000 and $902,000 was recognized for the three and six months ended June 30, 2020, respectively. Actual interest expense accrued $912,000 and $1,823,000 for the three and six months ended June 30, 2020, respectively, based on the stated coupon rate of 5.0%. The 2024 notes were not convertible as of June 30, 2020 nor was the applicable conversion threshold met.

Series II Convertible senior notes due 2024

During the second quarter of 2020, the company entered into separate, privately negotiated agreements with certain holders of its 2021 Notes and certain holders of its 2022 Notes to exchange $35,375,000 in aggregate principal amount of 2021 Notes and $38,500,000 in aggregate principal amount of 2022 notes, for aggregate consideration of $73,875,000 in aggregate principal amount of new 5.00% Series II Convertible Senior Exchange Notes due 2024 (the “Series II Notes”) of the company and $5,593,000 in cash.

The notes bear interest at a rate of 5.00% per year, payable semi-annually in arrears on May 15 and November 15 of each year, beginning November 15, 2020. The notes will mature on November 15, 2024, unless repurchased, redeemed or converted in accordance with their terms prior to such date. Prior to May 15, 2024, the Series II Notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The Series II Notes may be settled in cash, the company’s common shares or a combination of cash and the company’s common shares, at the company’s election.

Prior to the maturity of the Series II Notes, the company may, at its election, redeem for cash all or part of the Series II Notes, if the last reported sale price of the company’s common shares equals or exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the company provides notice of redemption. The redemption price will be equal to 100% of the accreted principal amount of the Series II Notes to be redeemed, plus any accrued and unpaid interest, if any, on the original principal amount of the New Notes redeemed to, but excluding, the redemption date (subject to certain limited exceptions). No sinking fund is provided for the Series II Notes, which means the company is not required to redeem or retire the Series II Notes periodically.

Holders of the Series II notes may convert their Series II notes at their option at any time prior to the close of business on the business day immediately preceding May 15, 2024 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending June 30, 2020 (and only during such calendar quarter), if the last reported sale price of the company’s Common Shares for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price for the Series II notes on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the Indenture) per one thousand U.S. dollar principal amount of Series II notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of the company’s Common Shares and the applicable conversion rate for the Series II notes on each such trading day; (3) upon the occurrence of specified corporate events described in the Indenture; or (4) if the company calls the Series II Notes for redemption pursuant to the terms of the Indenture. Holders of the Series II notes will have the right to require the company to repurchase all or some of their Series II at 100% of the accreted principal amount, plus any accrued and unpaid interest, upon the occurrence of certain fundamental changes. The initial conversion rate is 67.6819 common shares per $1,000 principal amount of Series II Notes (equivalent to an initial conversion price of approximately $14.78 per common share). On or after May 15, 2024 until the close of business on the second scheduled trading day immediately preceding the maturity of the Series II, holders may convert their Series II, at

Notes to Financial Statements	Long-Term Liabilities

the option of the holder, regardless of the foregoing circumstances.

The principal amount of the Series II Notes also will accrete at a rate of approximately 4.7% per year commencing June 4, 2020, compounding on a semi-annual basis. The accreted portion of the principal is payable in cash upon maturity but does not bear interest and is not convertible into the company’s common shares. The amount accreted as of June 30, 2020 was $254,000.

A loss of $6,599,000 was recorded a part of the exchange transaction, which included the write-off of fees related to portions of the 2021 and 2022 note exchanged. Debt issuance costs of $1,518,000 were capitalized and are being amortized as interest expense through November 2024. In accordance with ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, these debt issuance costs are presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability.

The liability components of the Series II Notes consist of the following (in thousands):

June 30, 2020
Principal amount of liability component - including accretion	$74,129
Unamortized discount	(10,465)
Debt fees	(1,489)
Net carrying amount of liability component	$62,175

The unamortized discount of $10,465,000 is to be amortized through November 15, 2024. The effective interest rate on the liability component was 8.99%. Non-cash interest expense of $403,000 was recognized for the three and six months ended June 30, 2020, respectively. Actual interest expense accrued of $277,000 for the three and six months ended June 30, 2020, respectively, based on the stated coupon rate of 5.0%. The 2024 notes were not convertible as of June 30, 2020 nor was the applicable conversion threshold met.

CARES Act Loan

On May 15, 2020 the company entered into an unsecured loan agreement in the aggregate amount of $10,000,000 pursuant to sections 1102 and 1106 of the Coronavirus Aid, Relief and Economic Security, "CARES," Act which was evidenced by a promissory note, dated May 13, 2020, and bears interest at a fixed rate of 1.00%, payable in monthly payments commencing on December 13, 2020. Payments were subsequently deferred to commence on March 13, 2021. This loan may be forgivable, partially or in full, if certain conditions are met, principally based on having been disbursed for permissible purposes and based on average levels of employment over a designated period of time. The company has recorded $1,570,000 of the amount borrowed in current maturities of long term debt.

Notes to Financial Statements	Long-Term Liabilities

Other Long-Term Obligations

Other long-term obligations consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Deferred income taxes	$22,735	$23,376
Product liability	12,845	13,414
Pension	7,231	7,006
Deferred gain on sale leaseback	5,662	5,819
Supplemental Executive Retirement Plan liability	5,307	5,433
Deferred compensation	4,894	5,354
Uncertain tax obligation including interest	2,606	2,612
Other	5,644	3,935
Other Long-Term Obligations	$66,924	$66,949

On April 23, 2015, the company entered into a real estate sale leaseback transaction which resulted in the company recording an initial deferred gain of $7,414,000, the majority of which is included in Other Long-Term Obligations and will be recognized over the 20-year life of the leases. The gains realized were $76,000 and $151,000 for the for the three and six months ended June 30, 2020, respectively, compared to $73,000 and $146,000 for the three and six months ended June 30, 2019, respectively.

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

The company leases a portion of its facilities, transportation equipment, data processing equipment and certain other equipment. These leases have terms from 1 to 20 years and provide for renewal options. Generally, the company is required to pay taxes and normal expenses associated with operating the facilities and equipment. As of June 30, 2020, the company is committed under non-cancelable operating leases, which have initial or remaining terms in excess of one year and expire on various dates through 2035.

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

In connection with the transaction, the requirements for sale lease-back accounting were met. Accordingly, the company recorded the sale of the properties, removed the related property and equipment from the company's balance sheet, recognized an initial deferred gain of $7,414,000 and an immediate loss of $257,000 related to one property and recorded new lease liabilities. Specifically, the company recorded four capital leases totaling $32,339,000 and one operating lease related to leased land, which was not a material component of the transaction. The gains on the sales of the properties were required to be deferred and recognized over the life of the leases as the property sold is being leased back. The deferred gain is classified under Other Long-Term Obligations on the condensed consolidated balance sheet. The gains realized were $76,000 and $151,000 for the three and six months ended June 30, 2020, respectively, compared to $73,000 and $146,000 for the three and six months ended June 30, 2019, respectively.

In December 2018, the company entered into a 20-year lease agreement in Germany. The lease commenced in July 2020.
Lease expense for the three and six months ended June 30, 2020 and June 30, 2019, respectively, were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Operating leases	$2,041	$3,070	$4,284	$5,479
Variable and short-term leases	938	466	1,859	1,080
Total operating leases	$2,979	$3,536	$6,143	$6,559

Finance lease interest cost	$326	$320	$654	$631
Finance lease depreciation	663	642	1,366	1,251
Total finance leases	$989	$962	$2,020	$1,882

Notes to Financial Statements	Leases and Commitments

Future minimum operating and finance lease commitments, as of June 30, 2020, are as follows (in thousands):

	Finance Leases	Operating Leases
2020	$1,798	$4,264
2021	3,504	7,092
2022	2,594	4,478
2023	2,539	1,795
2024	2,503	1,349
Thereafter	25,440	3,040
Total future minimum lease payments	38,378	22,018
Amounts representing interest	(10,661)	(6,131)
Present value of minimum lease payments	27,717	15,887
Less: current maturities of lease obligations	(2,341)	(6,307)
Long-term lease obligations	$25,376	$9,580
Supplemental cash flow amounts for the six months ended June 30, 2020 were as follows (in thousands):

Cash Activity: Cash paid in measurement of amounts for lease liabilities	June 30, 2020
Operating Leases	$6,410
Financing Leases	1,881
Total	$8,291

Non-Cash Activity: Right-of-use assets obtained in exchange for lease obligations	June 30, 2020
Operating Leases	$1,489
Financing Leases	1,104
Total	$2,593

Weighted-average remaining lease terms and discount rates for finance and operating leases are as follows as of June 30, 2020:

June 30, 2020
Weighted-average remaining lease term - finance leases	14.0 years
Weighted-average remaining lease term - operating leases	4.4 years
Weighted-average discount rate - finance leases	3.82%
Weighted-average discount rate - operating leases	7.87%

Notes to Financial Statements	Revenue

Revenue

The company has two revenue streams: products and services. Services include repair, refurbishment, preventive maintenance and rental of product. Services for the North America segment include maintenance and repair of product. Services for the Europe segment include repair, refurbishment and preventive maintenance services. Services in All Other, are in the Asia Pacific region, and include rental and repair of product. The following tables disaggregate the company’s revenues by major source and by reportable segment for the three and six months ended June 30, 2020 and June 30, 2019 (in thousands):

	Three Months Ended June 30, 2020
	Product	Service	Total
Europe	$99,215	$2,679	$101,894
North America	86,414	155	86,569
Other (Asia/Pacific)	6,815	1,022	7,837
Total	$192,444	$3,856	$196,300
% Split	98%	2%	100%

	Six Months Ended June 30, 2020
	Product	Service	Total
Europe	$216,900	$5,962	$222,862
North America	173,178	362	173,540
Other (Asia/Pacific)	16,137	2,201	18,338
Total	$406,215	$8,525	$414,740
% Split	98%	2%	100%

	Three Months Ended June 30, 2019
	Product	Service	Total
Europe	$130,483	$3,508	$133,991
North America	89,069	484	89,553
Other (Asia/Pacific)	11,091	1,223	12,314
Total	$230,643	$5,215	$235,858
% Split	98%	2%	100%

	Six Months Ended June 30, 2019
	Product	Service	Total
Europe	$252,168	$6,667	$258,835
North America	174,946	851	175,797
Other (Asia/Pacific)	22,195	2,450	24,645
Total	$449,309	$9,968	$459,277
% Split	98%	2%	100%

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

Revenue is recognized when obligations under the terms of a contract with the customer are satisfied; generally, this occurs with the transfer of control of the company’s products and services. Revenue is measured as the amount of consideration expected to be received in exchange for transferring product or providing services. The amount of consideration received and revenue recognized by the company can vary as a result of variable consideration terms included in the contracts related to customer rebates, cash discounts and return policies. Customer rebates and cash discounts are estimated based on the most likely amount principle and these estimates are based on historical experience and anticipated performance. In addition, customers have the right to return product within the company’s normal terms policy, and as such the company estimates the expected returns based on an analysis of historical experience. The company adjusts its estimate of revenue at the earlier of when the most likely amount of consideration it expects to receive changes or when the consideration becomes fixed. The company generally does not expect that there will be significant changes to its estimates of variable consideration (see “Receivables” and "Accrued Expenses" in the Notes to the Condensed Consolidated Financial Statements include elsewhere in this report for more detail).

Depending on the terms of the contract, the company may defer the recognition of a portion of the revenue at the end of a reporting period to align with transfer of control of the company’s products to the customer. In addition, to the extent performance obligations are satisfied over time, the company defers revenue recognition until the performance obligations are satisfied. As of June 30, 2020 and December 31, 2019, the company had deferred revenue of $2,794,000 and $3,173,000, respectively, related to outstanding performance obligations.

Notes to Financial Statements	Equity Compensation

Equity Compensation

The company’s Common Shares have a $0.25 stated value. The Common Shares and the Class B Common Shares generally have identical rights, terms and conditions and vote together as a single class on most issues, except that the Class B Common Shares have ten votes per share, carry a 10% lower cash dividend rate and, in general, can only be transferred to family members or for estate planning purposes. Holders of Class B Common Shares are entitled to convert their shares into Common Shares at any time on a share-for-share basis. When Class B Common Shares are transferred out of a familial relationship, they automatically convert to Common Shares. The Board of Directors suspended further dividends Common Shares and the Class B Common Shares.

As of June 30, 2020, 6,357 Class B Common Shares remained outstanding. Prior conversions of Class B Common Shares have substantially diminished the significance of the company’s dual class voting structure. As of June 30, 2020, the holders of the Common Shares represented approximately 99.9% of the company’s total outstanding voting power.

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
The 2018 Plan uses a fungible share-counting method, under which each Common Share underlying an award of share options or share appreciation rights ("SAR") will count against the number of total shares available under the 2018 Plan as one share; and each Common Share underlying any award other than a share option or a SAR will count against the number of total shares available under the 2018 Plan as two shares. Shares underlying awards made under the 2003
Plan or 2013 Plan that are forfeited or remain unpurchased or undistributed upon termination or expiration of the awards will become available under the 2018 Plan for use in future awards. Any Common Shares that are added back to the 2018 Plan as the result of forfeiture, termination or expiration of an award granted under the 2018 Plan or the 2013 Plan will be added back in the same manner such shares were originally counted against the total number of shares available under the 2018 Plan or 2013 Plan, as applicable. Each Common Share that is added back to the 2018 Plan due to a forfeiture, termination or expiration of an award granted under the 2003 Plan will be added back as one Common Share.
The Compensation and Management Development Committee of the Board (the “Compensation Committee”), in its discretion, may grant an award under the 2018 Plan to any director or employee of the company or an affiliate. As of June 30, 2020, 3,513,468 Common Shares were available for future issuance under the 2018 Plan in connection with the following types of awards with respect to the company's Common Shares: incentive share options, nonqualified share options, SARs, restricted shares, restricted share units, unrestricted shares and performance shares. The Compensation Committee also may grant performance units that are payable in cash. The Compensation Committee has the authority to determine which participants will receive awards, the amount of the awards and the other terms and conditions of the awards. The Common Shares authorized for issuance under the 2018 Plan includes an additional 1,400,000 Common Shares that were approved by shareholders at the company’s 2020 annual meeting on May 21, 2020.

During the quarter the company transferred 1,004,079 shares into the 2018 Plan from the 2003 and 2013 Plans in total. At June 30, 2020, an aggregate of 0 Common Shares underlie awards which forfeited or expired unexercised under the 2003 and 2013 Plans and thus are available to be transferred under the 2018 Plan.
The 2018 Plan provides that shares granted come from the company's authorized but unissued Common Shares or treasury shares. In addition, the company's equity compensation plans allow employee participants to exchange shares for minimum withholding taxes, which results in the company acquiring treasury shares.

Notes to Financial Statements	Equity Compensation

The amounts of equity-based compensation expense recognized as part of SG&A expenses in All Other in business segments were as follows (in thousands):

	For the Six Months Ended June 30,
	2020	2019
Restricted share / units	$3,650	$3,093
Performance shares / units	1,676	999
Non-qualified and performance share options	—	211
Total share-based compensation expense	$5,326	$4,303

As of June 30, 2020, unrecognized compensation expense related to equity-based compensation arrangements granted under the company's 2018 Plan and previous plans, which is related to non-vested options and shares, was as follows (in thousands):

June 30, 2020
Restricted share and restricted share units	$9,262
Performance shares and performance share units	11,961
Total unrecognized share-based compensation expense	$21,223

Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures and for updated vesting assumptions for the performance share awards (see "Share Options" and "Performance Shares and Performance Share Units" below). No tax benefits for share-based compensation were realized during the three and six months ended June 30, 2020 and 2019, respectively, due to a valuation allowance against deferred tax assets. In accordance with ASC 718, any tax benefits resulting from tax deductions in excess of the compensation expense recognized is classified as a component of financing cash flows.

Share Options

Generally, non-qualified share option awards have a term of ten years and were granted with an exercise price per share equal to the fair market value of one of the company’s Common Shares on the date of grant. Share option awards granted in 2017 were performance-based awards and became exercisable based upon achievement of performance goals established by the Compensation Committee and achieved over the three-year period ended in 2019 and were subject to the Compensation Committee's exercise of negative discretion to reduce the number of options vested based on the progress towards the company's transformation. The company recognized the compensation expense over a weighted-average period of approximately two years.
The following table summarizes information about share option activity for the six months ended June 30, 2020:

	June 30, 2020		Weighted Average Exercise Price
Options outstanding at January 1, 2020	1,441,202		$18.26
Canceled	(23,032)		19.95
Options outstanding at June 30, 2020	1,418,170		$18.23
Options exercise price range at June 30, 2020	$12.15	to	$33.36
Options exercisable at June 30, 2020	1,415,170
Shares available for grant at June 30, 2020*	3,513,468
________
 * Shares available for grant under the 2018 Plan as of June 30, 2020 reduced by net restricted share and restricted share unit award activity of 696,358 shares and performance share and performance share unit award activity of 1,859,054 shares.

Notes to Financial Statements	Equity Compensation

The following table summarizes information about stock options outstanding at June 30, 2020:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at June 30, 2020	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2020	Weighted Average Exercise Price
$12.15 – $20.00	780,284	5.3	$12.74	777,059	$12.73
$20.01 – $25.00	302,699	1.1	24.45	302,924	24.45
$25.01 – $30.00	330,691	0.1	25.28	330,691	25.28
$30.01 – $33.36	4,496	0.9	33.36	4,496	33.36
Total	1,418,170	3.2	$18.23	1,415,170	$18.24

The 2018 Plan provides for a one-year minimum vesting period for share options and, generally, options must be exercised within ten years from the date granted. No share options were issued in 2020 or 2019. The performance-based options issued in 2017 vested after the conclusion of the three-year performance period ending December 31, 2019.

Restricted Share and Restricted Share Units

The following table summarizes information about restricted shares and restricted share units (primarily for non-U.S. recipients):

	June 30, 2020	Weighted Average Fair Value
Shares / Units unvested at January 1, 2020	965,085	$11.32
Granted	764,012	7.11
Vested	(448,772)	11.45
Canceled	(94,843)	10.18
Shares / Units unvested at June 30, 2020	1,185,482	$8.65

The 2018 Plan provides for a one-year minimum vesting period for restricted share awards, the outstanding restricted share awards generally vest ratably over the three years after the award date. Unearned restricted share compensation, determined as the market value of the shares at the date of grant, is being amortized on a straight-line basis over the vesting period.

Performance Shares and Performance Share Units

The following table summarizes information about performance shares and performance share units (for non-U.S. recipients):

	June 30, 2020	Weighted Average Fair Value
Shares / Units unvested at January 1, 2020	753,272	$11.82
Granted	523,329	7.08
Canceled	(65,976)	9.48
Shares / Units unvested at June 30, 2020	1,210,625	$9.90

During the six months ended June 30, 2020, performance shares and performance share units (for non-U.S. recipients) were granted as performance awards with a three-year performance period with payouts based on achievement of certain performance goals. The awards are classified as equity awards as they will be settled in Common Shares upon vesting. The number of shares earned will be determined at the end of the three-year performance period based on achievement of performance criteria for January 1, 2020 through December 31, 2022 established by the Compensation Committee at the time of grant. Recipients will be entitled to receive a number of Common Shares equal to the number of performance shares that vest based upon the levels of achievement which may range between 0% and 150% of the target number of shares with the target being 100% of the initial grant.

The fair value of the performance awards is based on the share price on the date of grant discounted for the estimated value of dividends foregone as the awards are not eligible for dividends except to the extent vested. The company assesses the probability that the performance targets will be met with expense recognized whenever it is probable that at least the minimum performance criteria will be achieved. Depending upon the company's assessment of the probability of achievement of the goals, the company may not recognize any expense associated with performance awards in a given period, may reverse prior expense recorded or record additional expense to make up for expense not recorded in a prior period. Performance award compensation expense is generally expected to be recognized over three years. Expense is being recognized for the 2018, 2019 and 2020 awards as it

Notes to Financial Statements	Equity Compensation

is considered probable that the performance goals for those awards will be met.

Notes to Financial Statements	Accumulated Other Comprehensive Income

Accumulated Other Comprehensive Income (Loss) by Component

Changes in accumulated other comprehensive income ("OCI") (in thousands):

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
March 31, 2020	$10,562	$(8,349)	$(3,468)	$(122)	$(1,377)
OCI before reclassifications	5,893	(784)	439	1,422	6,970
Amount reclassified from accumulated OCI	—	—	(439)	(506)	(945)
Net current-period OCI	5,893	(784)	—	916	6,025
June 30, 2020	$16,455	$(9,133)	$(3,468)	$794	$4,648

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
December 31, 2019	$8,898	$(2,491)	$(3,299)	$20	$3,128
OCI before reclassifications	7,557	(6,642)	(159)	1,161	1,917
Amount reclassified from accumulated OCI	—	—	(10)	(387)	(397)
Net current-period OCI	7,557	(6,642)	(169)	774	1,520
June 30, 2020	$16,455	$(9,133)	$(3,468)	$794	$4,648

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
March 31, 2019	$19,691	$317	$(2,677)	$102	$17,433
OCI before reclassifications	(6,569)	(2,517)	(277)	1,881	(7,482)
Amount reclassified from accumulated OCI	—	—	176	(356)	(180)
Net current-period OCI	(6,569)	(2,517)	(101)	1,525	(7,662)
June 30, 2019	$13,122	$(2,200)	$(2,778)	$1,627	$9,771

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
December 31, 2018	$12,244	$2,662	$(2,703)	$590	$12,793
OCI before reclassifications	878	(4,862)	(418)	1,622	(2,780)
Amount reclassified from accumulated OCI	—	—	343	(585)	(242)
Net current-period OCI	878	(4,862)	(75)	1,037	(3,022)
June 30, 2019	$13,122	$(2,200)	$(2,778)	$1,627	$9,771

Notes to Financial Statements	Accumulated Other Comprehensive Income

Reclassifications out of accumulated OCI were as follows (in thousands):

	Amount reclassified from OCI				Affected line item in the Statement of Comprehensive (Income) Loss
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Defined Benefit Plans
Service and interest costs	$(439)	$176	$(10)	$343	Selling, general and administrative expenses
Tax	—	—	—	—	Income tax provision
Total after tax	$(439)	$176	$(10)	$343

Derivatives
Foreign currency forward contracts hedging sales	$(326)	$164	$(211)	$8	Net sales
Foreign currency forward contracts hedging purchases	(265)	(544)	(230)	(628)	Cost of products sold
Total loss (income) before tax	(591)	(380)	(441)	(620)
Tax	85	24	54	35	Income tax provision
Total after tax	$(506)	$(356)	$(387)	$(585)

Notes to Financial Statements	Charges Related to Restructuring Activities

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

For the six months ended June 30, 2020, charges totaled $3,077,000 which were related to North America of $719,000, Europe of $2,240,000 and All Other of $118,000. In North America and All Other, costs were incurred related to severance. The European charges were for severance costs of $1,894,000 and contract terminations of $346,000. Payments for the six months ended June 30, 2020 were $4,086,000 and the cash payments were funded with the company's cash on hand. The 2020 charges are expected to be paid out within twelve months.
For the six months ended June 30, 2019, charges totaled $2,013,000 which were related to North America of
$1,208,000, Europe of $640,000 and All Other of $165,000. In North America, costs were incurred related to severance of $1,164,000 and contract terminations of $44,000. The European and All Other charges were for severance costs. Payments for the six months ended June 30, 2019 were $2,113,000 and the cash payments were funded with company's cash on hand. Most of the 2019 charges have been paid out.
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

A progression by reporting segment of the accruals recorded as a result of the restructuring for the six months ended June 30, 2020 is as follows (in thousands):

	Severance	Contract Terminations	Total
December 31, 2019 Balances
North America	$211	$—	$211
Europe	6,406	4	6,410
All Other	406	—	406
Total	7,023	4	7,027
Charges
North America	691	—	691
Europe	592	73	665
All Other	36	—	36
Total	1,319	73	1,392
Payments
North America	(562)	—	(562)
Europe	(959)	(73)	(1,032)
All Other	(276)	—	(276)
Total	(1,797)	(73)	(1,870)
March 31, 2020 Balances
North America	340	—	340
Europe	6,039	4	6,043
All Other	166	—	166
Total	$6,545	$4	$6,549
Charges
North America	$28	$—	$28
Europe	1,302	273	1,575
All Other	82	—	82
Total	1,412	273	1,685
Payments
North America	(265)	—	(265)
Europe	(1,596)	(273)	(1,869)
All Other	(82)	—	(82)
Total	(1,943)	(273)	(2,216)
June 30, 2020 Balances
North America	103	—	103
Europe	5,745	4	5,749
All Other	166	—	166
Total	$6,014	$4	$6,018

Notes to Financial Statements	Income Taxes

Income Taxes

The company had an effective tax rate of 4.7% and 21.9% on losses before tax for the three and six months ended June 30, 2020, respectively, compared to an expected benefit of 21.0% on the pre-tax loss for each period. The company had an effective tax rate of 19.5% and 17.8% on losses before tax for the three and six months ended and June 30, 2019, respectively, compared to an expected benefit for the three and six months ended June 30, 2019 of 21.0% on the pre-tax loss for each period. The company's effective tax rate for the three and six months ended June 30, 2020 and June 30, 2019 were unfavorable as compared to the U.S. federal statutory rate expected benefit, principally due to the negative impact of the company not being able to record tax benefits related to the significant losses in countries which had tax valuation allowances. The effective tax rate was increased for the three and six months ended June 30, 2020 and June 30, 2019 by certain taxes outside the United States, excluding countries with tax valuation allowances, that were at an effective rate higher than the U.S. statutory rate, except for the gain on the disposition of the Dynamic group which was not taxable locally. In addition, the company had accrued withholding taxes on earnings of its Chinese subsidiary based on the expectation of not permanently reinvesting those earnings. The sale of this entity, without such distribution resulted in the reversal of this accrual in the amount of $988,000 for the six months ended June 30, 2020.

Notes to Financial Statements	Net Earnings (Loss) Per Common Share

Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated.

(In thousands except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Basic
Weighted average common shares outstanding	34,437	33,749	34,111	33,527

Net loss	$(16,619)	$(12,717)	$(15,887)	$(26,603)

Net loss per common share	$(0.48)	$(0.38)	$(0.47)	$(0.79)

Diluted
Weighted average common shares outstanding	34,437	33,749	34,111	33,527
Share options and awards	42	15	87	12
Weighted average common shares assuming dilution	34,479	33,764	34,198	33,539

Net loss	$(16,619)	$(12,717)	$(15,887)	$(26,603)

Net loss per common share *	$(0.48)	$(0.38)	$(0.47)	$(0.79)
________
* Net loss per common share assuming dilution calculated utilizing weighted average shares outstanding-basic for the periods in which there was a net loss.

At June 30, 2020, 325,299 shares associated with shares options were excluded from the average common shares assuming dilution for the three months ended June 30, 2020 as they were anti-dilutive. At June 30, 2020, the majority of the anti-dilutive shares were granted at an exercise price of $25.24, which was higher than the average fair market value price of $6.69 and $7.22 for the three and six months ended June 30, 2020.

At June 30, 2019, 326,799 shares associated with share options were excluded from the average common shares assuming dilution for the three months ended June 30, 2019 as they were anti-dilutive. At June 30, 2019, the majority of the anti-dilutive shares were granted at an exercise price of $25.24, which was higher than the average fair market value price of $6.52 and $6.85 for the three and six months ended June 30, 2019.

For both the three and six months ended June 30, 2020 and June 30, 2019, respectively, no shares were included in the common shares assuming dilution related to the company's issued warrants as the average market price of the company shares for these periods did not exceed the strike price of the warrants.

Notes to Financial Statements	Concentration of Credit Risk

Concentration of Credit Risk

The company manufactures and distributes durable medical equipment to the home health care, retail and extended care markets. The company performs credit evaluations of its customers’ financial condition. The company utilizes De Lage Landen, Inc. (“DLL”), a third-party financing company, to provide lease financing to Invacare's U.S. customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a recourse obligation of $2,557,000 at June 30, 2020 to DLL for events of default under the contracts, which total $8,566,000 at June 30, 2020. Guarantees, ASC 460, requires the company to record a guarantee liability as it relates to the limited recourse obligation. The company's recourse is re-evaluated by DLL biannually, considers activity between the biannual dates and excludes any receivables purchased by the company from DLL. The company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with Receivables, ASC 310-10-05-4. Credit losses are provided for in the financial statements.

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

Derivatives

ASC 815 requires companies to recognize all derivative instruments as either assets or liabilities at fair value. The accounting for changes in fair value of a derivative is dependent upon whether or not the derivative has been designated and qualifies for hedge accounting treatment and the type of hedging relationship. For derivatives designated and qualifying as hedging instruments, the company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.

Cash Flow Hedging Strategy

The company uses derivative instruments in an attempt to manage its exposure to transactional foreign currency exchange risk. Foreign forward exchange contracts are used to manage the price risk associated with forecasted sales denominated in foreign currencies and the price risk associated with forecasted purchases of inventory over the next twelve months.

The company recognizes its derivative instruments as assets or liabilities measured at fair value. A majority of the company’s derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the fair value of the hedged item, if any, is recognized in current earnings during the period of change.

To protect against increases/decreases in forecasted foreign currency cash flows resulting from inventory purchases/sales over the next year, the company utilizes foreign currency forward contracts to hedge portions of its forecasted purchases/sales denominated in foreign currencies. The gains and losses are included in cost of products sold and selling, general and administrative expenses on the condensed consolidated statement of comprehensive income (loss). If it is later determined that a hedged forecasted transaction is unlikely to occur, any prospective gains or losses on the forward contracts would be recognized in earnings. The company does not expect any material amount of hedge ineffectiveness related to forward contract cash flow hedges during the next twelve months.

The company has historically not recognized any material amount of ineffectiveness related to forward contract cash flow hedges because the company generally limits its hedges to between 50% and 90% of total forecasted transactions for a given entity’s exposure to currency rate changes and the transactions hedged are recurring in nature. Furthermore, most of the hedged transactions are related to intercompany sales and purchases for which settlement occurs on a specific day each month. Forward contracts with a total notional amount in USD of $97,763,000 and $71,239,000 matured for the six months ended June 30, 2020 and June 30, 2019, respectively.

Notes to Financial Statements	Derivatives

Outstanding foreign currency forward exchange contracts qualifying and designated for hedge accounting treatment were as follows (in thousands USD):

	June 30, 2020		December 31, 2019
	Notional Amount	Unrealized Net Gain (Loss)	Notional Amount	Unrealized Net Gain (Loss)
USD / AUD	$1,920	$(9)	$3,840	$(106)
USD / CAD	1,623	(12)	3,888	32
USD / CNY	892	—	—	—
USD / EUR	61,494	528	110,905	122
USD / GBP	2,074	108	3,972	(8)
USD / NZD	780	(15)	2,760	(166)
USD / SEK	2,406	(29)	5,062	(38)
USD / MXP	5,573	(427)	6,763	346
EUR / CAD	—	—	4,151	24
EUR / CHF	4,818	(130)	9,821	10
EUR / GBP	15,942	621	29,824	(216)
EUR / SEK	4,262	(68)	9,493	(46)
EUR / NOK	2,897	134	5,797	15
DKK / SEK	2,732	41	5,936	24
NOK / SEK	2,681	157	5,151	18
	$110,094	$899	$207,363	$11

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

Foreign currency forward exchange contracts not qualifying or designated for hedge accounting treatment, as well as ineffective hedges, entered into in 2020 and 2019, respectively, and outstanding were as follows (in thousands USD):

	June 30, 2020		December 31, 2019
	Notional Amount	Gain (Loss)	Notional Amount	Gain (Loss)
AUD / USD	$4,500	$(177)	$10,000	$(94)
CAD / USD	11,000	169	8,000	(50)
EUR / USD	—	—	10,000	104
DKK / USD	94,900	321	—	—
GBP / USD	—	—	7,000	40
NZD / USD	580	(3)	4,500	(101)
EUR / CAD	1,944	(54)	—	—
EUR / GBP	3,500	(47)	—	—
AUD / NZD	7,000	(16)	7,900	23
EUR / SEK	43,000	50	—	—
	$166,424	$243	$47,400	$(78)

The fair values of the company’s derivative instruments were as follows (in thousands):

	June 30, 2020		December 31, 2019
	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	$1,599	$700	$668	$657
Derivatives not designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	579	336	170	248
Total derivatives	$2,178	$1,036	$838	$905

The fair values of the company’s foreign currency forward exchange contract assets and liabilities are included in Other Current Assets and Accrued Expenses, respectively in the condensed consolidated balance sheets.

Notes to Financial Statements	Derivatives

The effect of derivative instruments on Accumulated Other Comprehensive Income (OCI) and the Statement of Comprehensive Income (Loss) and was as follows (in thousands):

Derivatives in ASC 815 cash flow hedge relationships	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended June 30, 2020
Foreign currency forward exchange contracts	$1,422	$506	$(120)
Six months ended June 30, 2020
Foreign currency forward exchange contracts	$1,161	$387	$(56)
Three months ended June 30, 2019
Foreign currency forward exchange contracts	$1,881	$356	$44
Six months ended June 30, 2019
Foreign currency forward exchange contracts	$1,622	$585	$52

Derivatives not designated as hedging instruments under ASC 815			Amount of Gain (Loss) Recognized in Income on Derivatives
Three months ended June 30, 2020
Foreign currency forward exchange contracts			$967
Six months ended June 30, 2020
Foreign currency forward exchange contracts			$243
Three months ended June 30, 2019
Foreign currency forward exchange contracts			$(202)
Six months ended June 30, 2019
Foreign currency forward exchange contracts			$(214)
The gains or losses recognized as the result of the settlement of cash flow hedge foreign currency forward contracts are recognized in net sales for hedges of inventory sales and in cost of product sold for hedges of inventory purchases. For the three and six months ended June 30, 2020, net sales were increased by $326,000 and $211,000 while cost of product sold was decreased by $265,000 and $230,000 for net pre-tax realized gain of $591,000 and $441,000, respectively. For the three and six months ended June 30, 2019, net sales were decreased by $164,000 and $8,000 while cost of product sold was decreased by $544,000 and $628,000 for net realized pre-tax gains of $380,000 and $620,000, respectively.

Gains of $967,000 and $243,000 were recognized in selling, general and administrative (SG&A) expenses for the three and six months ended June 30, 2020 compared to losses of $213,000 and $201,000 for the three and six months ended June 30, 2019 related to forward contracts not designated as hedging instruments. The forward contracts were entered into to offset gains/losses that were also recorded in SG&A expenses on intercompany trade receivables or payables. The gains/losses on the non-designated hedging instruments were substantially offset by gains/losses on intercompany trade payables.

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
During the second quarter of 2017, the company entered into privately negotiated convertible 2022 note hedges and warrants in connection with its sale of $120,000,000 in aggregate principal amount of the company’s 4.50% Convertible Senior Notes due 2022. The 2022 warrants, which increased paid in capital by $14,100,000, are clearly and closely related to the convertible 2022 notes and thus classified as equity. The 2022 note hedge assets and 2022 convertible debt conversion liability were recorded, based on initial fair values, as an asset of $24,780,000 and a liability of $28,859,000, respectively, with the offset to the income statement. See "Long-Term Debt" in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this report for more detail.
The fair values of the outstanding convertible note derivatives as of June 30, 2020 and their effect on the Statement of Comprehensive Income (Loss) were as follows (in thousands):

		Gain (Loss)		Gain (Loss)
	Fair Value	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Convertible 2021 debt conversion long-term liability	$—	$—	$4,504	$—	$(2,210)
Convertible 2022 debt conversion long-term liability	—	—	2,491	—	(6,193)
Convertible 2021 note hedge long-term asset	—	—	(3,652)	—	2,852
Convertible 2022 note hedge long-term asset	—	—	(1,873)	—	6,748
Net fair value and net gain on convertible debt derivatives	$—	$—	$1,470	$—	$1,197
The 2021 and 2022 convertible debt conversion liability amounts and the 2021 and 2022 note hedge asset amounts are included in Other Long-Term Obligations and Other Long-Term Assets, respectively, in the company's condensed consolidated balance sheets. The 2019 year-to-date changes in the fair values of the convertible debt conversion liabilities and note hedge derivatives were significantly impacted by the change in the company's share price.
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
The following table provides a summary of the company’s assets and liabilities that are measured on a recurring basis (in thousands):

	Basis for Fair Value Measurements at Reporting Date
	Quoted Prices in Active Markets for Identical Assets / (Liabilities)	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Level I	Level II	Level III
June 30, 2020
Forward exchange contracts—net	—	$1,142	—
December 31, 2019
Forward exchange contracts—net	—	$(67)	—

The carrying values and fair values of the company’s financial instruments are as follows (in thousands):

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$104,192	$104,192	$80,063	$80,063
Other investments	85	85	85	85
Installment receivables, net of reserves	454	454	913	913
Total debt (including current maturities of long-term debt) *	(300,730)	(282,686)	(267,366)	(225,037)
Forward contracts in Other Current Assets	2,178	2,178	838	838
Forward contracts in Accrued Expenses	(1,036)	(1,036)	(905)	(905)
________
* The company's total debt is shown net of discount and fees associated with the Convertible Senior Notes due in 2021, 2022 and 2024 on the company's condensed consolidated balance sheet. Accordingly, the fair values of the Convertible Senior Notes due in 2021, 2022 and 2024 are included in the long-term debt presented in this table are also shown net of the discount and fees. Total debt amounts also include lease obligations for both operating and financing leases.

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

Notes to Financial Statements	Business Segments

The information by segment is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues from external customers
Europe	$101,894	$133,991	$222,862	$258,835
North America	86,569	89,553	173,540	175,797
All Other (Asia Pacific)	7,837	12,314	18,338	24,645
Consolidated	$196,300	$235,858	$414,740	$459,277
Intersegment revenues
Europe	$4,185	$3,820	$8,411	$7,272
North America	22,249	19,442	42,731	39,979
All Other (Asia Pacific)	—	2,745	2,529	5,872
Consolidated	$26,434	$26,007	$53,671	$53,123
Restructuring charges before income taxes
Europe	$1,575	$320	$2,240	$640
North America	28	655	719	1,208
All Other	82	346	118	165
Consolidated	$1,685	$1,321	$3,077	$2,013
Operating income (loss)
Europe	$2,174	$5,470	$9,024	$11,252
North America	4,812	(1,243)	2,767	(5,622)
All Other	(7,740)	(7,416)	(11,295)	(12,605)
Charge expense related to restructuring activities	(1,685)	(1,321)	(3,077)	(2,013)
Gain on sale of business	200	—	9,790	—
Consolidated operating income (loss)	(2,239)	(4,510)	7,209	(8,988)
Net gain on convertible debt derivatives	—	1,470	—	1,197
Loss on debt extinguishment including debt finance charges and associated fees	(6,599)	—	(6,599)	—
Net Interest expense	(7,031)	(7,602)	(13,647)	(14,787)
Loss before income taxes	$(15,869)	$(10,642)	$(13,037)	$(22,578)

Notes to Financial Statements	Business Segments

Net sales by product, are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Europe
Lifestyle	$52,018	$60,866	$110,321	$122,700
Mobility and Seating	39,646	62,802	92,424	116,533
Respiratory Therapy	5,679	5,446	10,610	9,956
Other(1)	4,551	4,877	9,507	9,646
	$101,894	$133,991	$222,862	$258,835
North America
Lifestyle	$40,502	$44,855	$83,043	$87,858
Mobility and Seating	26,339	29,919	55,913	58,386
Respiratory Therapy	19,572	14,298	34,221	28,703
Other(1)	156	481	363	850
	$86,569	$89,553	$173,540	$175,797
All Other (Asia Pacific)
Mobility and Seating	$2,652	$7,454	$8,087	$15,341
Lifestyle	3,669	2,552	6,801	5,260
Respiratory Therapy	315	716	848	888
Other(1)	1,201	1,592	2,602	3,156
	$7,837	$12,314	$18,338	$24,645

Total Consolidated	$196,300	$235,858	$414,740	$459,277
   ________________________
(1)Includes various services, including repair services, equipment rentals and external contracting.

Notes to Financial Statements	Contingencies

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

Notes to Financial Statements	Contingencies

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

Warranty Matters
The company's warranty reserves are subject to adjustment in future periods based on historical analysis of warranty claims and as new developments occur that may change the company's estimates related to specific product recalls. See Current Liabilities in the Notes to the Condensed Consolidated Financial Statements for the total provision amounts and a reconciliation of the changes in the warranty accrual.
Any of the above contingencies could have an adverse impact on the company's financial condition or results of operations.
For additional information regarding the consent decree, other regulatory matters, and risks and trends that may impact the company’s financial condition or results of operations, please see the following sections of the company's Annual Report on Form 10-K for the year ended December 31, 2019: Item 1. Business - Government Regulation and Item 1A. Risk Factors; Item 3. Legal Proceedings; and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

Notes to Financial Statements	Market Risk and Controls

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The company is at times exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. Additionally, the company operates internationally and, as a result, is exposed to foreign currency fluctuations. Specifically, the exposure results from intercompany loans, intercompany sales or payments and third-party sales or payments. While the company is exposed to increases in interest rates, including on borrowings under its Credit Agreement, its exposure to the volatility of the current market environment is currently limited until the Credit Agreement expires in 2021. Should the company be required to seek and obtain additional or alternative financing, such financing, if available, may require the company to pay substantially higher interest rates. As discussed elsewhere in this report, the COVID-19 pandemic has negatively impacted, and will continue to negatively impact the company’s business and results of operations. As we cannot predict the duration or scope of the COVID-19 pandemic, the negative financial impact to the company’s results cannot be reasonably estimated, but could be material.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures
As of June 30, 2020, an evaluation was performed, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of June 30, 2020, in ensuring that information required to be disclosed by the company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Item 1A. Risk Factors
The COVID-19 pandemic has disrupted the company’s operations and could have a material adverse effect on the company’s business, financial condition and liquidity.
The company’s business could be materially and adversely affected by the outbreak of a widespread health epidemic. The present coronavirus (or COVID-19) pandemic has disrupted the company’s operations and affected the company’s business, including as government authorities impose mandatory closures, work-from-home orders and social distancing protocols, and seek voluntary facility closures or impose other restrictions that could materially adversely affect the company’s ability to adequately staff, maintain its operations and obtain raw materials and components from suppliers. Specifically, the company has experienced at least one temporary facility closure, and may experience in the future additional temporary facility closures in response to government mandates in certain jurisdictions in which the company operates and in response to positive diagnoses for COVID-19 in certain facilities for the safety of the company’s associates.
The COVID-19 outbreak has also disrupted the company’s supply chain and could materially adversely impact its ability to secure supplies for its facilities and to provide personal protective equipment for its employees, which could materially adversely affect the company’s operations. There may also be long-term effects on the company’s customers in and the economies of affected countries.
New and changing government actions to address the COVID-19 pandemic continue to occur on a regular basis. As a result, the countries in which the company’s products are manufactured and distributed are in varying stages of restrictions. Certain jurisdictions have had to re-establish restrictions due to a resurgence in COVID-19 cases. Additionally, although access to healthcare for many of the company’s customers has begun to be restored or increased, such access may be forced to be limited or closed as any new COVID-19 outbreaks occur. Even as government restrictions are lifted and economies gradually reopen, the shape of the economic recovery is uncertain and may continue to negatively impact the Company's results of operations, cash flows and financial position in subsequent quarters. Given this current level of economic and operational uncertainty over the impacts of COVID-19, the ultimate financial impact cannot be reasonably estimated at this time.
The COVID-19 pandemic and similar issues in the future could have a material adverse effect on the company’s ability to operate, results of operations, financial condition and liquidity. In addition, preventive measures the company may voluntarily put in place, may have a material adverse effect on its business for an indefinite period of time, such as the potential shut down of certain locations, decreased employee availability, potential border closures and others. The company’s suppliers and customers may also face these and other challenges, which could lead to continued disruption in the company’s supply chain, as well as decreased customer demand for the company’s products. These issues may also materially affect the company’s future access to its sources of liquidity, particularly its cash flows from operations, financial condition and capitalization. Although these disruptions may continue to occur, the long-term economic impact and near-term financial impacts of such issues, may not be reasonably estimated due to the uncertainty of future developments.
In addition to the foregoing risk factor and the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Part II, Item 1A of the company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020.

Part II	Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of common shares made by the company during the three months ended June 30, 2020.

Period			Total Number of Shares Purchased (1)	Avg. Price Paid Per Share $	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
4/1/2020	-	4/30/2020	39,862	$8.72	—	2,453,978
5/1/2020	-	5/31/2020	101,036	5.66	—	2,453,978
6/1/2020	-	6/30/2020	—	—	—	2,453,978
Total			140,898	$6.53	—	2,453,978
________
(1)All 140,898 shares repurchased between April 1, 2020 and June 30, 2020 or were surrendered to the company by employees for minimum tax withholding purposes in conjunction with the vesting of restricted shares awarded to the employees or the exercise of non-qualified options by employees under the company's equity compensation plans.

(2)In 2001, the Board of Directors authorized the company to purchase up to 2,000,000 Common Shares, excluding any shares acquired from employees or directors as a result of the exercise of options or vesting of restricted shares pursuant to the company’s performance plans. The Board of Directors reaffirmed its authorization of this repurchase program on November 5, 2010, and on August 17, 2011 authorized an additional 2,046,500 shares for repurchase under the plan. To date, the company has purchased 1,592,522 shares under this program, with authorization remaining to purchase 2,453,978 shares. The company purchased no shares pursuant to this Board authorized program during the quarter ended June 30, 2020.

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

Part II	Other Information

Item 5. Other Information

Effective August 1, 2020, Anthony C. LaPlaca, the Company’s Senior Vice President, General Counsel and Secretary, was appointed to serve in the additional capacity of Chief Administrative Officer. Mr. LaPlaca has served as Senior Vice President, General Counsel and Secretary of the Company since January 2009. In connection with Mr. LaPlaca’s appointment as Chief Administrative Officer, his annual base salary rate was increased by approximately 5%, effective August 1, 2020.

Part II	Other Information

Item 6. Exhibits

Exhibit No.
10.1	Promissory Note dated May 13, 2020, between Invacare Corporation and KeyBank National Association
31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification (filed herewith).
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS*	XBRL instance document
101.SCH*	XBRL taxonomy extension schema
101.CAL*	XBRL taxonomy extension calculation linkbase
101.DEF*	XBRL taxonomy extension definition linkbase
101.LAB*	XBRL taxonomy extension label linkbase
101.PRE*	XBRL taxonomy extension presentation linkbase
104	Cover page of the Quarterly Report on Form 10-Q formatted in Inline XBRL.

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

INVACARE CORPORATION

Date:	August 5, 2020	By:	/s/ Kathleen P. Leneghan
Name: Kathleen P. Leneghan
Title: Senior Vice President and Chief Financial Officer
(As Principal Financial and Accounting Officer and on behalf of the registrant)