Form 10-Q
period 2020-09-30
INVACARE CORP
filed 2020-10-29
CIK 742112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[☒] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒
As of October 27, 2020, the registrant had 34,411,688 Common Shares and 6,357 Class B Common Shares outstanding.

	Item	Page
PART I: FINANCIAL INFORMATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations	2	1
Financial Statements (Unaudited)	1
Condensed Consolidated Statement of Comprehensive Income (Loss) - Three and Nine Months Ended September 30, 2020 and September 30, 2019		20
Condensed Consolidated Balance Sheets - September 30, 2020 and December 31, 2019		21
Condensed Consolidated Statement of Cash Flows - Nine Months Ended September 30, 2020 and September 30, 2019		22
Condensed Consolidated Statement of Shareholders' Equity - Three and Nine Months Ended September 30, 2020 and September 30, 2019		23
Notes to Condensed Consolidated Financial Statements - September 30, 2020		25
Quantitative and Qualitative Disclosures About Market Risk	3	73
Controls and Procedures	4	73

PART II: OTHER INFORMATION
Legal Proceedings	1	74
Risk Factors	1A	75
Unregistered Sales of Equity Securities and Use of Proceeds	2	76
Other Information	5	77
Exhibits	6	78
Signatures		79

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The discussion and analysis presented below is concerned with material changes in financial condition and results of operations between the periods specified in the condensed consolidated balance sheets at September 30, 2020 and December 31, 2019, and in the condensed consolidated statement of comprehensive income (loss) for the three and nine months ended September 30, 2020 and September 30, 2019. All comparisons presented are with respect to the same period last year, unless otherwise stated. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes that appear elsewhere in this Quarterly Report on Form 10-Q and the MD&A included in the company's Annual Report on Form 10-K for the year ended December 31, 2019. For some matters, SEC filings from prior periods may be useful sources of information.
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
COVID-19 Impact
The company continues to actively monitor the impact of the coronavirus (COVID-19), which negatively impacted the company’s business in the second and third quarters with regard to reduced net sales on a global basis year-over-year primarily related to mobility and seating products. In addition, we experienced a decrease in the year-to-date operating profit of the European segment as a result of a significant decline in net sales related to the pandemic. The company achieved sequential net sales growth in the third quarter of 2020, primarily driven by the European segment, with the loosening of public health restrictions and resumption of access to clinics and elective care facilities for its products. In addition, the company also anticipates sequential net sales growth in the fourth quarter of 2020. However, these anticipated net sales levels will remain at lower levels than the same periods in 2019. The extent to which the company’s operations will be impacted by the pandemic will depend largely on future developments, which remain highly uncertain and difficult to accurately predict, including, among other things new information which may emerge concerning the severity of the pandemic and actions by government authorities to contain COVID-19 or treat its impact, such as reimposed public health restrictions or restrictions on access to healthcare facilities.
As an “essential” business making medical devices, the company has continued to operate in all of its facilities, having taken the recommended public health measures to ensure worker and workplace safety. The company continues to experience high demand globally for its respiratory products. These products are being deployed in the fight against the COVID-19 pandemic in expanded medical facilities to relieve the strain on hospital systems by providing more medical beds and access to purified oxygen needed in respiratory care. The company continues to work to increase its capacity to produce these critical products and resolve global supply chain challenges that are compounded by the effects of the pandemic. As a result, there are practical limits to the extent the company can increase output. In addition, the company continues to take steps to offset cost increases from pandemic-related supply chain disruptions.
The initial stages of the pandemic appropriately focused the provision of healthcare to urgent non-elective care, reducing access to clinicians and healthcare facilities on which other parts of the company’s business rely to engage with customers for product trials and fittings. As a result, and combined with various stay-at-home orders, the company experienced a global decline in quotes for mobility and seating products, and a resultant decline in orders primarily in the second quarter of 2020. In the third quarter of 2020, quotes and orders for mobility and seating products improved sequentially in the major markets the company serves. We expect that the higher quote volume received in the third quarter of 2020 will be converted to sales during the fourth quarter of 2020 and first quarter of 2021. While we believe the decline in demand for mobility and seating product is

MD&A	Overview

temporary in nature, the rebound of the business will depend on the continued restoration of access to healthcare and loosening of public health measures, and will be impacted by several items including government actions and policies related to the pandemic, and the magnitude of the pandemic.
The company continues to optimize its balance sheet for the current environment. In the third quarter of 2020, the company repurchased $24,466,000 aggregate principal amount of its 2021 Notes. Earlier in the year, the company entered into separate privately negotiated agreements with certain holders to exchange an aggregate of $73,875,000 of its 2021 and 2022 Notes into new 5% Series II Convertible Senior Exchange Notes (the "2024 Series II Notes") of the company. This transaction enhanced our financial flexibility in reducing short-term debt by extending a significant portion of our near-term convertible debt to November 2024. These actions, as well as other actions completed in the first half of 2020, for example completing the divestiture of Dynamic Controls and obtaining an unsecured loan under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, borrowing availability under the ABL revolver, and the anticipated generation of Adjusted EBITDA and free cash flow, should provide the company sufficient liquidity to manage the business and meet its obligations.
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

($ in thousands USD)	3Q20*	3Q19	% Change Fav/(Unfav)	Foreign Exchange % Impact	Divestiture % Impact	Constant Currency % Change Fav/(Unfav)
Europe	116,285	137,371	(15.3)	2.2	—	(17.5)
North America	88,055	87,118	1.1	(0.1)	—	1.2
All Other (Asia Pacific)	7,566	11,285	(33.0)	3.2	(33.1)	(3.1)
Consolidated	211,906	235,774	(10.1)	1.5	(1.6)	(10.0)

($ in thousands USD)	YTD 3Q20**	YTD 3Q19	Reported % Change	Foreign Exchange % Impact	Divestiture % Impact	Constant Currency % Change Fav/(Unfav)
Europe	339,147	396,206	(14.4)	(1.1)	—	(13.3)
North America	261,595	262,915	(0.5)	(0.2)	—	(0.3)
All Other (Asia Pacific)	25,904	35,930	(27.9)	(3.5)	(26.9)	2.5
Consolidated	626,646	695,051	(9.8)	(0.7)	(1.4)	(7.7)

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
"Constant currency sequential net sales," as shown on the next page, is a non-GAAP financial measure in which a given quarter's net sales are compared to the most recent quarter's net sales with each quarter's net sales translated at the foreign exchange rates for the most recent prior quarter. These amounts are then compared to the prior quarter's sales to calculate the constant currency sequential net sales change. Management believes that both financial measures provide meaningful information for evaluating the core operating performance of the company.
Europe - Constant currency net sales decreased $24,030,000, or 17.5% in 3Q20 compared to 3Q19 as sales continued to be significantly impacted by the pandemic and with public health restrictions in certain countries continuing to limit access to healthcare professionals and institutions needed for certain product selections. These measures lowered sales for mobility and seating products and were partially offset by growth in bed systems and respiratory products. The countries which the company has a significant portion of the operations are France, Germany, UK and the Nordic countries. Constant currency net sales decreased 13.3% YTD 3Q20 compared to YTD 3Q19 primarily due to the impact of the pandemic.
North America - Constant currency net sales for 3Q20 increased $1,009,000 or 1.2% compared to 3Q19 driven by respiratory products partially offset with declines in sales of mobility and seating and non-bed lifestyle products. Demand for mobility and seating and non-bed lifestyle products continued to be impacted by the pandemic, with public restrictions limiting access to healthcare professionals and institutions to provide certain products. In addition, both power and manual wheelchair net sales declined given lower levels of quotes for these products in the early part of 2Q20, which would normally convert to sales in 3Q20. Due to higher quote levels in 3Q20, sales of mobility and seating products are expected to recover somewhat in 4Q20. Constant currency net sales decreased YTD 3Q20 or 0.3% compared to YTD 3Q19 with mobility and seating and lifestyle products sales decreases largely offset by an increase in respiratory product sales.

MD&A	Net Sales

All Other - Constant currency net sales, which relate entirely to the Asia Pacific region, decreased $233,000 or 3.1% for 3Q20 compared to 3Q19 driven by declines in mobility and seating products and service revenue partially offset by growth in lifestyle products. Constant currency net sales increased 2.5% YTD 3Q20 compared to YTD 3Q19 primarily driven by increased sales in lifestyle products, primarily mattress products.

($ in thousands USD)	3Q20 at Reported Foreign Exchange Rates	Foreign Exchange Translation Impact	3Q20 at 2Q20 Foreign Exchange Rates	2Q20 at Reported Foreign Exchange Rates	Sequential Growth $	Sequential Growth %
Europe	116,285	(6,276)	110,009	101,894	8,115	8.0
North America	88,055	(342)	87,713	86,569	1,144	1.3
All Other (Asia Pacific)	7,566	(534)	7,032	7,837	(805)	(10.3)
Consolidated	211,906	(7,152)	204,754	196,300	8,454	4.3%

The above table provides net sales at foreign currency exchange rates for the quarters ended September 30 and June 30, 2020, respectively, and net sales for the quarter ended September 30, 2020 translated at the foreign exchange rates for the quarter ended June 30, 2020 with each then compared to each other (constant currency sequential net sales).
Constant currency sequential net sales grew by 4.3% driven primarily by mobility and seating product sales in Europe due to increased access to healthcare professionals and institutions in certain countries.

Europe - Constant currency sequential net sales increased 8.0% driven by a 30.4% increase in mobility and seating products partially offset by lower sales of in lifestyle products, primarily bed and bed-related products, with respiratory product sales flat.

North America - Constant currency sequential net sales increased 1.3% primarily driven by growth in non-bed lifestyle products.

All Other - Constant currency sequential net sales declined 10.3% primarily due to lifestyle products.

MD&A	Net Sales

Constant currency net sales of mobility and seating products, which comprise most of the company's clinically complex product portfolio, decreased to 40.2% of net sales in 3Q20 from 44.5% in 3Q19 and decreased to 38.9% YTD 3Q20 from 42.2% YTD 3Q19.

This decrease reflects the significant impacts of the pandemic limiting the access to healthcare professionals and institutions needed for certain product selections, specifically for mobility and seating product and non-bed related lifestyle products as well as higher pandemic related respiratory and bed and mattress products during 3Q20.

MD&A	Gross Profit

GROSS PROFIT

Gross profit as a percentage of net sales for 3Q20 decreased 40 basis points to 28.3%, primarily attributable to unfavorable manufacturing variances as a result of reduced net sales primarily in Europe partially offset by favorable sales mix including pricing and favorable foreign exchange.

Gross profit as a percentage of net sales for YTD 3Q20 increased 80 basis points to 28.7%, attributable to the company's continuous improvement initiatives driving material and freight cost savings, favorable product mix, including pricing and reduced R&D expense partially offset by unfavorable manufacturing variances and foreign exchange.

Gross profit drivers by segment:
Europe - Gross profit as a percentage of net sales for 3Q20 decreased 2.3 percentage points and $8,103,000, compared to 3Q19 driven by lower sales, unfavorable manufacturing variances and sales mix partially offset by favorable foreign exchange.
Gross profit as a percentage of net sales for YTD 3Q20 decreased 0.7 of a percentage point or a decrease of $17,434,000, compared to YTD 3Q19. The decrease in gross profit dollars was driven by lower sales, unfavorable manufacturing variances and foreign exchange.
North America - Gross profit as a percentage of net sales for 3Q20 increased 1.7 percentage points or $2,634,000, compared to 3Q19 driven by favorable sales mix including pricing, lower material and freight costs partially offset by unfavorable manufacturing variances and warranty costs.
Gross profit as a percentage of net sales for YTD 3Q20 increased 1.9 percentage points, or $6,783,000, compared to YTD 3Q19. The increase in gross profit dollars was driven by favorable sales mix including pricing, lower material, freight costs partially offset by increased warranty costs.
All Other - Gross profit as a percentage of net sales for Asia Pacific increased 6.2 percentage points while gross profit dollars declined $1,227,000 primarily driven by reduced sales and divestiture of the Dynamic Controls business as of March 7, 2020.
Gross profit as a percentage of net sales for Asia Pacific for YTD 3Q20 increased 5.9 percentage points while gross profit dollars declined $2,459,000 primarily attributable to the Dynamic Controls divestiture.
All Other also includes the impact of intercompany profit eliminations for the consolidated company of increased expense of $849,000 for 3Q20 as compared to 3Q19; and $1,318,000 for YTD 3Q20 as compared to YTD 3Q19. This is the result of increased inventory levels.

MD&A	Gross Profit

Gross profit as a percentage of net sales for 3Q20 decreased 60 basis points to 28.3%, attributable to unfavorable sales mix with a return to a more normal product acuity mix, unfavorable manufacturing variances partially offset by reduced material and R&D costs. Gross profit dollars increased primarily in the European segment as a result of sequential net sales growth primarily in mobility and seating products as public health restrictions eased.

MD&A	SG&A

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

($ in thousands USD)	3Q20	3Q19	Reported Change	Foreign Exchange Impact	Divestiture % Impact	Constant Currency Change
SG&A expenses - $	55,530	63,539	(8,009)	(814)	1,020	(7,803)
SG&A expenses - % change			(12.6)	1.5	(1.6)	(12.5)
% to net sales	26.2	26.9

($ in thousands USD)	YTD 3Q20	YTD 3Q19	Reported Change	Foreign Exchange Impact	Divestiture % Impact	Constant Currency Change
SG&A expenses - $	174,672	197,035	(22,363)	364	2,446	(19,553)
SG&A expenses - % change			(11.3)	(0.1)	(1.2)	(10.0)
% to net sales	27.9	28.3

SG&A expenses excluding the impact of foreign currency translation and divestitures, which is referred to as "constant currency SG&A," decreased for 3Q20 and YTD 3Q20 compared to the same periods last year primarily due to reduced employment costs and favorable foreign currency transactions.

The divestiture impact is related to a portion of the SG&A expenses related to the Dynamic Controls business divested as of March 7, 2020.

In general, SG&A expense for 3Q20 was impacted by the pandemic and includes the benefit of programs offered by European countries related to furloughs and reduced workhours as well as a continued general reduction in discretionary spending.

SG&A expense drivers by segment:

Europe - SG&A expenses for 3Q20 decreased $4,338,000 or 14.8% compared to 3Q19 with foreign currency translation increasing SG&A expenses by $819,000, or 2.8%. Constant currency SG&A expenses decreased $5,157,000, or 17.6%. The decreased expense was primarily attributable to lower employment costs. Employment costs and favorable currency transactions.

SG&A expense for YTD 3Q20 decreased $11,440,000 or 12.5% compared to YTD 3Q19 with foreign currency translation decreasing SG&A expenses by $236,000, or 0.3%. Constant currency SG&A expenses decreased $11,204,000, or 12.2%. The decreased expense was primarily attributable to lower employment costs, favorable foreign currency transactions and lower sales and marketing spending.

North America - SG&A expenses for 3Q20 decreased $2,052,000 or 8.5%, compared to 3Q19 with foreign currency translation decreasing SG&A expenses by $69,000. Constant currency SG&A expenses decreased $1,983,000, or 8.2% driven primarily by employment, sales and marketing and product liability costs.

SG&A expenses for YTD 3Q20 decreased $6,291,000 or 8.4%, compared to YTD 3Q19 with foreign currency translation decreasing SG&A expenses by $111,000. Constant currency SG&A expenses decreased $6,180,000, or 8.2% driven primarily by employment and consulting costs.

All Other - SG&A expenses for 3Q20 decreased by $1,619,000 compared to 3Q19 with foreign currency translation increasing SG&A expenses by $64,000 and divestitures decreasing SG&A expenses by $1,020,000. Constant currency SG&A expenses increased by $663,000. All Other includes SG&A related to the Asia Pacific businesses and non-allocated corporate costs. SG&A expenses related to non-allocated corporate costs for 3Q20 decreased 9.6%, or $645,000, compared to 3Q19 driven primarily by decreased consulting and employment costs partially offset by unfavorable foreign currency transactions. Related to the Asia Pacific businesses, constant currency SG&A expenses decreased $18,000, or 0.8%, due to reduced employment costs.

SG&A expense for YTD 3Q20 decreased by $4,632,000 compared to YTD 3Q19 with foreign currency translation decreasing SG&A expenses by $17,000 and divestitures decreasing SG&A expense by $2,446,000. Constant currency SG&A expenses decreased by $2,169,000. SG&A expenses related to non-allocated corporate costs for YTD 3Q20 increased 1.8%, or $350,000, compared to YTD 3Q19 driven primarily by increased equity compensation expense. Related to the Asia Pacific businesses constant currency SG&A expenses decreased $2,519,000, or 30.4%, due to reduced employment costs and foreign currency transactions.

MD&A	SG&A

($ in thousands USD)	3Q20	2Q20	Reported Change	Foreign Exchange Impact	Constant Currency Change
SG&A expenses - $	55,530	57,404	(1,874)	(1,560)	(3,434)
SG&A expenses - % change			(3.3)	(2.7)	(6.0)
% to net sales	26.2	29.2

The above table provides SG&A expenses at reported foreign currency exchange rates for the quarters ended September 30, and June 30, 2020, respectively, and SG&A expenses excluding foreign currency impact for the quarter ended September 30, 2020 by applying foreign exchange rates for the quarter ended June 30, 2020 (constant currency sequential SG&A expenses).
Constant currency sequential SG&A expenses decreased for 3Q20 compared to 2Q20 primarily due to reduced employment costs, including stock compensation expense, and favorable foreign currency transactions.

In general, SG&A expense for 3Q20 includes the benefits offered by European countries related to furloughs and reduced work hours as well as a continued general reduction in discretionary spending, however at a reduced level from 2Q20.

MD&A	Operating Income (Loss)

OPERATING INCOME (LOSS)

($ in thousands USD)	3Q20	3Q19	$ Change	% Change	YTD 3Q20	YTD 3Q19	$ Change	% Change
Europe	7,600	11,365	(3,765)	(33.1)	16,624	22,617	(5,993)	(26.5)
North America	2,992	(1,694)	4,686	276.6	5,759	(7,316)	13,075	178.7
All Other	(6,082)	(5,625)	(457)	(8.1)	(17,377)	(18,230)	853	4.7
Gain on sale of business	—	—	—	—	9,790	—	9,790	—
Charges related to restructuring	(1,580)	(1,628)	48	2.9	(4,657)	(3,641)	(1,016)	(27.9)
Consolidated Operating Income (Loss)	2,930	2,418	512	(21.2)	10,139	(6,570)	16,709	254.3

For 3Q20, consolidated operating income improved due to reduced SG&A expenses offsetting unfavorable gross profit on reduced net sales impacted by the pandemic. For YTD 3Q20, consolidated operating profitability improved significantly due to a $9,790,000 gain from the divestiture of Dynamic Controls as well as reduced SG&A expenses offsetting lower gross profit on net sales declines impacted by the pandemic.

Operating income (loss) by segment:
Europe - Operating income for 3Q20 declined by $3,765,000, or 33.1%, due to a $8,103,000 decrease in gross profit from 15.3% lower net sales offset by favorable foreign exchange translation and reduced SG&A expenses. Operating income for YTD 3Q20 decreased $5,993,000 compared to YTD 3Q19 due to lower net sales and unfavorable foreign exchange partially offset by reduced SG&A expenses.

North America - Operating income for 3Q20 improved by $4,686,000 primarily due to improved gross profit due to lower material and freight costs as well as improved product mix and pricing and reduced SG&A expenses. Operating income for YTD 3Q20 increased $13,075,000 compared to YTD 3Q19 driven primarily by margin improvements and reduced SG&A expenses.

All Other - Operating loss for All Other includes the operating income of the Asia Pacific businesses, offset by unallocated SG&A expenses and intercompany eliminations. Operating loss increased $457,000 primarily driven by divestiture of Dynamic Controls. Operating loss for YTD 3Q20 improved $853,000 compared to YTD 3Q19 primarily due to improved operating profit in the Asia Pacific business partially offset by increased equity compensation expense and the divestiture of Dynamic Controls.

Charges Related to Restructuring Activities
Restructuring charges totaled $4,657,000 for YTD 3Q20 principally related to severance costs. Restructuring charges were incurred in the Europe segment of $3,674,000, North America segment of $865,000, and All Other of $118,000.

Restructuring charges totaled $3,641,000 for YTD 3Q19 principally related to severance costs. Restructuring charges were incurred in the Europe segment of $1,903,000, North America segment of $1,539,000, and All Other of $199,000.

MD&A	Operating Income (Loss)

($ in thousands USD)	3Q20	2Q20	$ Change	% Change
Europe	7,600	2,174	5,426	249.6
North America	2,992	4,812	(1,820)	37.8
All Other	(6,082)	(7,740)	1,658	21.4
Gain on sale of business	—	200	(200)	(100.0)
Charges related to restructuring	(1,580)	(1,685)	105	6.2
Consolidated Operating Income (Loss)	2,930	(2,239)	5,169	230.9

Operating income improved sequentially driven by net sales growth and reduced SG&A expenses.

Operating income (loss) by segment:
Europe - Operating income for 3Q20 increased by $5,426,000, or 249.6%, primarily due to increased gross profit driven by increased net sales including favorable product mix due to higher sales of mobility and seating products and favorable foreign exchange partially offset by unfavorable manufacturing variances.
North America - Operating income for 3Q20 decreased by $1,820,000 primarily due to lower gross margin driven by a return to more normal acuity product mix as well as reduced bed and bed-related net sales which were higher in 2Q20 as a result of the pandemic.
All Other - Operating loss for All Other includes the operating income of the Asia Pacific businesses, offset by unallocated SG&A expenses and intercompany eliminations. Operating loss improved $1,658,000 primarily driven by reduced SG&A expense, primarily stock compensation expense, and lower gross margin in the Asia Pacific business as a result of lower sequential net sales.

MD&A	Other Items

OTHER ITEMS

Net Gain (Loss) on Convertible Debt Derivatives

($ in thousands USD)	Change in Fair Value Gain (Loss)
	3Q19	YTD 3Q19
Convertible Note Hedge Assets	—	9,600
Convertible Debt Conversion Liabilities	—	(8,403)
Net Gain on Convertible Debt Derivatives	—	1,197

The company recognized a net gain of $0 and $1,197,000 in 3Q19 and YTD 3Q19, respectively related to the fair value of convertible debt derivatives. As a result of the company’s receipt of shareholder approval authorizing the company to elect to settle future conversions of its convertible notes in common shares, 2Q19 was the last quarter for which the company recognized any gain or loss on the fair value of its note hedge assets and convertible debt conversion liabilities.
Loss on debt extinguishment including debt finance changes and fees

($ in thousands USD)	3Q20	3Q19
Loss on debt extinguishment including debt finance fees	761	280

During the third quarter of 2020, the company repurchased and retired $24,466,000 its 2021 Notes. The result of the transaction was a loss on debt extinguishment including debt and finance fees of $761,000.

($ in thousands USD)	YTD 3Q20	YTD 3Q19
Loss on debt extinguishment including debt finance fees	7,360	280

During the second quarter of 2020, the company entered into separate, privately negotiated agreements with certain holders of its 2021 Notes and certain holders of its 2022 Notes to exchange $35,375,000 in aggregate principal amount of 2021 Notes and $38,500,000 in aggregate principal amount of 2022 Notes, for aggregate consideration of $73,875,000 in aggregate principal amount of new Series II 2024 Notes of the company and $5,593,000 in cash.

The 2Q20 and 3Q20 transactions resulted in a YTD 3Q20 loss on debt extinguishment including debt and finance fees of $7,360,000.

Interest

($ in thousands USD)	3Q20	3Q19	$ Change	% Change
Interest expense	7,402	6,992	410	5.9
Interest income	(7)	(113)	106	(93.8)

($ in thousands USD)	YTD 3Q20	YTD 3Q19	$ Change	% Change
Interest expense	21,132	22,027	(895)	(4.1)
Interest income	(90)	(361)	271	(75.1)

The increase in interest expense for 3Q20 compared to the same period of prior year was primarily related to the addition of financing leases.

The decrease in interest expense for YTD 3Q20 compared to the same period last year was primarily related to the repurchase and retirement of $16,000,000 in principal amount of 2021 Notes in 3Q19.

Income Taxes
The company had an effective tax rate of 39.2% and 26.8% on losses before tax for the three and nine months ended September 30, 2020, respectively, compared to an expected benefit of 21.0% on pre-tax loss for each period. The company had an effective tax rate of 69.6% and 26.8% on losses before tax for the three and nine months ended and September 30, 2019, respectively, compared to an expected benefit for the three and nine months ended September 30, 2019 of 21.0% on the pre-tax loss for each period. The company's effective tax rate for the three and nine months ended September 30, 2020 and September 30, 2019 were unfavorable as compared to the U.S. federal statutory rate expected benefit, principally due to the negative impact of the company not being able to record tax benefits related to the significant losses in countries which had tax valuation allowances. The effective tax rate was increased for the three and nine months ended September 30, 2020 and September 30, 2019 by certain taxes outside the United States, excluding countries with tax valuation allowances, that were at an effective rate higher than the U.S. statutory rate, except for the gain on the disposition of Dynamic Controls which was not taxable locally. In addition, the company had accrued withholding taxes on earnings of its Chinese subsidiary based on the expectation of not permanently reinvesting those earnings. The sale of this entity, without such distribution resulted in the reversal of this accrual in the amount of $988,000 for the nine months ended September 30, 2020.

MD&A	Other Items

As a result of the COVID-19 pandemic and the global impact on business activity, various governments have provided programs to help offset the liquidity pressures and impact on society. The company has taken advantage of some of these programs and will continue to consider other programs as they are announced. To date, the company has determined it will benefit by: 1) deferral of U.S. payroll tax related to employer portion of social security through 2020, to be paid over 2 years, 2) a U.S. business interest limitation increase from 30% to 50% of after-tax income 3) the treatment of qualified improvement property as 15-year property in the U.S., 4) and the deferral of income and indirect tax payments over various periods in other countries around the world where the company operates. Such programs have resulted in tax deferrals totaling approximately $10,100,000 through September 30, 2020 as a benefit to cash flows for the period.

MD&A	Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES

The company continues to maintain an adequate liquidity position through its cash balances and bank lines of credit (see Long-Term Debt in the Notes to Condensed Consolidated Financial Statements included in this report). Key balances on the company's balance sheet and related metrics:

($ in thousands USD)	September 30, 2020	December 31, 2019	$ Change	% Change
Cash and cash equivalents	86,825	80,063	6,762	8.4
Working capital (1)	145,850	137,220	8,630	6.3
Total debt (2)	340,241	283,256	56,985	20.1
Long-term debt (2)	332,827	280,684	52,143	18.6
Total shareholders' equity	330,489	308,516	21,973	7.1
Credit agreement gross borrowing availability (3)	32,264	34,516	(2,252)	(6.5)
(1)    Current assets less current liabilities.
(2)    Total debt and Long-term debt at gross carrying amounts which excludes debt issuance costs and debt discounts classified as debt and includes long-term and total obligations for financing leases.
(3)    Reflects the combined availability of the company's North American and European asset-based revolving credit facilities as of September 30, 2020. The change in borrowing availability is due to changes in the calculated borrowing base, primarily due to lower accounts receivable balances as a result of reduced net sales impacted by the pandemic. At September 30, 2020, the company had drawn $23,700,000 on the North American credit facility and $8,460,000 on the European credit facility. Outstanding borrowings are based on credit availability calculated on a month lag related to the European credit facility.
The company's cash and cash equivalents balances were $86,825,000 and $80,063,000 at September 30, 2020 and December 31, 2019, respectively. The increase in cash in the first nine months of 2020 is attributable to borrowing of $32,160,000 on the North America and Europe credit facilities under the company's credit agreement which provides for an asset-based-lending senior secured revolving credit facility; the proceeds of $14,563,000 from the sale of Dynamic Controls in March 2020; and an unsecured loan of $10,000,000 pursuant to sections 1102 and 1106 of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act in May 2020. This increase in cash was primarily offset by cash used for continued investment in our transformation strategy and debt related payments.

In the third quarter of 2020, the company repurchased $24,466,000 aggregate principal amount of its 2021 Notes, resulting in a $761,000 loss on debt extinguishment.

In the second quarter of 2020, the company entered into separate privately negotiated agreements with certain holders of its 2021 and 2022 Notes to exchange $35,375,000 in aggregate principal amount of the company's 2021 Notes and $38,500,000 in aggregate principal amount of the company's 2022 Notes, for $73,875,000 in aggregate principal amount of new 2024 Series II Notes approximately $5,593,000 in cash. Debt issuance costs of $1,518,000 were capitalized. These debt issuance costs are being amortized as interest expense through November 2024 of which $1,368,000 have yet to be amortized as of September 30, 2020. The fees paid in the second quarter totaled $1,307,000.

See "Long-Term Debt" in the Notes to the Condensed Consolidated Financial statements included in this report for a summary of the material terms of the Company's long-term indebtedness.

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

The company's total debt outstanding, inclusive of the company's Convertible Senior Notes due 2021, 2022 and 2024 and financing lease obligations, increased by $56,985,000 to $340,241,000 at September 30, 2020 from $283,256,000 as of December 31, 2019. The increase is primarily driven by borrowing on the company's credit agreement of $32,160,000, new financing leases in the third quarter of 2020 and $10,000,000 of loan proceeds obtained pursuant to the CARES Act. The CARES Act funds may be forgivable partially or in full, if certain conditions are met. While the company believes it has utilized the funds for forgivable eligible expenditures under the program, there is no certainty at this time that the loan will be forgiven. The company may from time to time seek to retire or purchase its convertible

MD&A	Liquidity and Capital Resources

senior notes, in open market purchases, privately negotiated transactions or otherwise. Such purchases, if any, will depend on prevailing market conditions, the company’s liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material.

In addition during the second quarter of 2020, the company accessed government programs to bolster short-term liquidity including the temporary delay of direct and indirect tax payments, with repayment beginning later in the year and into 2021 and 2022. Such programs have deferred approximately $10,100,000 of payments through the third quarter of 2020.

See "Long-Term Debt" and "Leases and Commitments" in the Notes to Condensed Consolidated Financial Statements for more details regarding the company's convertible notes and credit facilities and lease liabilities, respectively.

The company is actively managing its business to maintain cash flow and liquidity. As discussed elsewhere in this report, the company has taken several defensive measures to enhance liquidity in response to the COVID-19 pandemic, including reducing expenses, managing capital expenditure, suspending its cash dividend, borrowing substantially all of the amounts available under its credit facilities, obtaining a loan pursuant to the CARES Act and accessing other government programs in the US and Europe. Based on the company's current expectations, the company believes that its cash flow from operations, cash and cash equivalent balances, and available borrowing capacity under its credit facilities should be sufficient to meet working capital needs, capital requirements, and commitments for at least the next twelve months. Notwithstanding the company's expectations, if the company's operating results decrease as the result of pressures on the business due to, for example, the impact of COVID-19, currency fluctuations or regulatory issues or the company's failure to execute its business plans or if the company's transformation takes longer than expected, the company may require additional financing, or may be unable to comply with its obligations under the credit facilities, and its lenders could demand repayment of any amounts outstanding under the company's credit facilities. As the company cannot predict the duration or scope of the COVID-19 pandemic and its impact on the company’s customers and suppliers, the negative financial impact to the company’s results cannot be reasonably estimated, but could be material.

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

While most of the company's debt has fixed interest, should interest rates increase, the company expects that it would be able to absorb modest rate increases without any material impact on its liquidity or capital resources. The weighted average interest rate on revolving credit borrowings, excluding capital leases, was 4.62% and 4.63%, respectively, for the three and nine months ended September 30, 2020 and 4.78% for the year ended December 31, 2019. See "Long-Term Debt" in the Notes to the Condensed Consolidated Financial Statements for more details regarding the company's credit facilities.

CAPITAL EXPENDITURES

The company estimates that capital investments for 2020 could be approximately $23,000,000 compared to actual capital expenditures of $10,874,000 in 2019. The anticipated increase relates primarily to the company's investments to transform the company, including investments related to the ERP project and new products. The company believes that its balances of cash and cash equivalents and existing borrowing facilities will be sufficient to meet its operating cash requirements and fund capital expenditures (see "Liquidity and Capital Resources"). However, because the company cannot predict the duration or scope of the COVID-19 pandemic and its impact on the company, the pandemic may cause delay or curtailment of the company’s planned capital expenditures. The Credit Agreement limits the company's annual capital expenditures to $35,000,000.

DIVIDEND POLICY

On May 21, 2020, the Board of Directors decided to suspend the quarterly dividend on the company's common shares in light of the impacts of COVID-19 on the business.

MD&A	Cash Flows

CASH FLOWS

The significant improvement in cash provided by operating activities for the nine months ended September 30, 2020 was driven primarily by reduced net loss partially offset by increased inventory. Inventories increased significantly as a result of the pandemic and the company's long lead supply chain. This inventory should largely convert to cash over the next few quarters if sales growth progresses as expected. In addition, YTD 3Q20 operating cash flow benefited from deferrals of a total of $10,100,000 of indirect and payroll taxes. Such deferrals will be substantially paid out over the next four quarters.
Cash flows used by investing activities for the first nine months of 2020 were lower compared to cash flows used in the same period last year, driven by gross proceeds of

$14,563,000 from the sale of Dynamic Controls in the first quarter of 2020. In addition, the company used $2,113,000 to purchase SAP licenses related to its ERP implementation and capitalized other ERP-related implementation costs in the first nine months of 2020.
Cash flows provided by financing activities increased in the first nine months of 2020 compared to the same period last year driven primarily by borrowing of $32,160,000 on the North America and Europe credit facility under the company's credit agreement which provides for an asset-based-lending senior secured revolving credit facility as well as an unsecured CARES Act loan of $10,000,000. This was offset by cash paid of $24,466,000 to retire the majority of the company's outstanding 2021 Notes in the third quarter; and $6,900,000 of cash paid in connection with the exchange of 2021 and 2022 Notes for 2024 Series II Notes executed during the second quarter of 2020 for debt fees and payments to note holders.

MD&A	Cash Flows

Free cash flow is a non-GAAP financial measure and is reconciled to the corresponding GAAP measure as follows:

($ in thousands USD)	3Q20	3Q19	YTD 3Q20	YTD 3Q19
Net cash provided (used) by operating activities	4,147	15,121	822	(4,732)
Plus: Sales of property and equipment	3	9	396	73
Less: Purchases of property and equipment	(5,945)	(2,856)	(16,824)	(7,177)
Free Cash Flow	(1,795)	12,274	(15,606)	(11,836)

Free cash flow for the first nine months 2020 and 2019 was primarily impacted by the same items that affected cash flows used by operating activities. Free cash flow is a non-GAAP financial measure that is comprised of net cash used by operating activities plus purchases of property and equipment less proceeds from sales of property and equipment.
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

The company's approximate cash conversion days at September 30, 2020, December 31, 2019 and September 30, 2019 were as follows:
For the quarter ended September 30, 2020, days in inventory and days in accounts payable were both impacted by the business disruption due to the COVID-19 pandemic. As a result of the company's long lead time supply chain, inventory level increased and accounts payable levels were elevated for the quarter ended September 30, 2020.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that describe future outcomes or expectations that are usually identified by words such as “will,” “should,” “could,” “plan,” “intend,” “expect,” “continue,” “forecast,” “believe,” and “anticipate” and include, for example, statements related to the expected effects on the company’s business of the COVID-19 pandemic; sales and free cash flow trends; the impact of contingency plans and SG&A and investment reductions; the company’s liquidity and working capital expectations; the company’s future financial results; and similar statements. Actual results may differ materially as a result of various risks and uncertainties, including the duration and scope of the COVID-19 pandemic, the resumption of access to healthcare including clinics and elective care, and loosening of public health restrictions, or any reimposed restrictions on access to healthcare or tightening of public health restrictions, and impact on the demand for the company’s products; the ability of the company to obtain needed raw materials and components from its suppliers; actions that governments, businesses and individuals take in response to the pandemic, including mandatory business closures and restrictions on onsite commercial interactions; the impact of the pandemic and actions taken in response to the pandemic on global and regional economies and economic activity; the pace of recovery when the COVID-19 pandemic subsides; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the effects of steps the company takes to reduce operating costs; the inability of the company to sustain profitable sales growth, achieve anticipated improvements in segment operating performance, convert high inventory or accounts receivable levels to cash or reduce its costs to maintain competitive prices for its products; lack of market acceptance of the company's new product innovations; circumstances or developments that may make the company unable to implement or realize the anticipated benefits, or that may increase the costs, of its current and planned business initiatives, in particular the key elements of its enhanced transformation and growth plan such as its new product introductions, additional investments in sales force and demonstration equipment, plant consolidation in Germany, supply chain actions and global information technology outsourcing and ERP implementation activities; possible adverse effects on the company's liquidity, including the company's ability to address future debt maturities, that may result from delays in the implementation of, any failure to realize benefits from, its current and planned business initiatives; adverse changes in government and third-party payor reimbursement levels and practices in the U.S.; adverse impacts of new tariffs or increases in commodity prices or freight costs; regulatory proceedings or the company's failure to comply with regulatory requirements or receive regulatory clearance or approval for the company's products or operations; adverse effects of regulatory or governmental inspections of the company's facilities at any time and governmental investigations or enforcement actions; exchange rate fluctuations; and those other risks and uncertainties expressed in the cautionary statements and risk factors in the company's annual report on Form 10-K, quarterly reports on Form 10-Q and other filings with the Securities and Exchange Commission. The company may not be able to predict and may have little or no control over many factors or events that may influence its future results and, except as required by law, shall have no obligation to update any forward-looking statements.

Financial Statements

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Income (Loss) (unaudited)

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$211,906	$235,774	$626,646	$695,051
Cost of products sold	151,866	168,189	446,968	500,945
Gross Profit	60,040	67,585	179,678	194,106
Selling, general and administrative expenses	55,530	63,539	174,672	197,035
Gain on sale of business	—	—	(9,790)	—
Charges related to restructuring activities	1,580	1,628	4,657	3,641
Operating Income (Loss)	2,930	2,418	10,139	(6,570)
Net gain on convertible debt derivatives	—	—	—	(1,197)
Loss on debt extinguishment including debt finance charges and fees	761	280	7,360	280
Interest expense	7,402	6,992	21,132	22,027
Interest income	(7)	(113)	(90)	(361)
Loss Before Income Taxes	(5,226)	(4,741)	(18,263)	(27,319)
Income tax provision	2,050	3,300	4,900	7,325
Net Loss	$(7,276)	$(8,041)	$(23,163)	$(34,644)
Dividends Declared per Common Share	$—	$0.0125	$0.0125	$0.0375
Net Loss per Share—Basic	$(0.21)	$(0.24)	$(0.68)	$(1.03)
Weighted Average Shares Outstanding—Basic	34,419	33,660	34,213	33,571
Net Loss per Share—Assuming Dilution	$(0.21)	$(0.24)	$(0.68)	$(1.03)
Weighted Average Shares Outstanding—Assuming Dilution	34,530	33,668	34,313	33,581
Net Loss	$(7,276)	$(8,041)	$(23,163)	$(34,644)
Other comprehensive income (loss):
Foreign currency translation adjustments	35,944	(9,057)	36,859	(13,041)
Defined Benefit Plans:
Amortization of prior service costs and unrecognized losses	(193)	(201)	(362)	(276)
Deferred tax adjustment resulting from defined benefit plan activity	9	38	25	54
Valuation reserve associated with defined benefit plan activity	(9)	(38)	(25)	(54)
Current period (loss) gain on cash flow hedges	(2,047)	(315)	(1,159)	861
Deferred tax benefit (provision) related to gain on cash flow hedges	285	12	171	(127)
Other Comprehensive Income (Loss)	33,989	(9,561)	35,509	(12,583)
Comprehensive Income (Loss)	$26,713	$(17,602)	$12,346	$(47,227)
(Elements as a % of Net Sales)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	71.7	71.3	71.3	72.1
Gross Profit	28.3	28.7	28.7	27.9
Selling, general and administrative expenses	26.2	26.9	27.9	28.3
Gain on sale of business	—	—	(1.6)	—
Charges related to restructuring activities	0.7	0.7	0.7	0.5
Operating Income (Loss)	1.4	1.0	1.6	(0.9)
Net gain on convertible debt derivatives	—	—	—	(0.2)
Loss on debt extinguishment including debt finance charges and fees	0.4	0.1	1.2	0.04
Interest expense	3.5	3.0	3.4	3.2
Interest income	—	—	—	(0.1)
Loss Before Income Taxes	(2.5)	(2.0)	(2.9)	(3.9)
Income tax provision	1.0	1.4	0.8	1.1
Net Loss	(3.4)%	(3.4)%	(3.7)%	(5.0)%
See notes to condensed consolidated financial statements.

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)

	September 30, 2020	December 31, 2019
Assets	(In thousands)
Current Assets
Cash and cash equivalents	$86,825	$80,063
Trade receivables, net	108,957	116,669
Installment receivables, net	261	736
Inventories, net	145,452	120,500
Other current assets	37,635	37,909
Total Current Assets	379,130	355,877
Other Assets	3,991	4,216
Intangibles	27,770	26,447
Property and Equipment, net	53,112	46,607
Financing Lease Assets, net	65,108	26,900
Operating Lease Assets, net	13,075	18,676
Goodwill	401,665	373,403
Total Assets	$943,851	$852,126
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$93,160	$88,003
Accrued expenses	124,666	120,947
Current taxes payable	2,197	345
Current portion of financing lease obligations	3,352	2,514
Current portion of operating lease obligations	5,843	6,790
Short-term debt and current maturities of long-term obligations	4,062	58
Total Current Liabilities	233,280	218,657
Long-Term Debt	238,202	219,464
Finance Lease Long-Term Obligations	63,950	26,480
Operating Leases Long-Term Obligations	7,182	12,060
Other Long-Term Obligations	70,748	66,949
Shareholders’ Equity
Preferred Shares (Authorized 300 shares; none outstanding)	—	—
Common Shares (Authorized 150,000 shares; 38,596 and 37,609 issued and outstanding at September 30, 2020 and December 31, 2019, respectively)—no par	9,815	9,588
Class B Common Shares (Authorized 12,000 shares; 6 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively)—no par	2	2
Additional paid-in-capital	324,409	312,650
Retained earnings	63,655	87,475
Accumulated other comprehensive income	38,637	3,128
Treasury Shares (4,184 and 3,953 shares at September 30, 2020 and December 31, 2019, respectively)	(106,029)	(104,327)
Total Shareholders’ Equity	330,489	308,516
Total Liabilities and Shareholders’ Equity	$943,851	$852,126
See notes to condensed consolidated financial statements.

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Operating Activities	(In thousands)
Net loss	$(23,163)	$(34,644)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain on sale of business	(9,790)	—
Depreciation and amortization	10,360	11,800
Amortization of operating lease right of use assets	5,284	6,927
Provision for losses on trade and installment receivables	554	923
(Provision) benefit for deferred income taxes	111	(232)
Provision for other deferred liabilities	594	837
Provision for equity compensation	6,965	5,873
Loss (gain) on disposals of property and equipment	(1,066)	186
Loss on debt extinguishment including debt finance charges and fees	7,360	280
Amortization of convertible debt discount	8,629	9,429
Amortization of debt fees	1,329	1,860
Gain on convertible debt derivatives	—	(1,197)
Changes in operating assets and liabilities:
Trade receivables	6,160	1,501
Installment sales contracts, net	532	405
Inventories, net	(22,021)	3,173
Other current assets	1,691	(2,099)
Accounts payable	5,903	(1,226)
Accrued expenses	1,616	(7,749)
Other long-term liabilities	(226)	(779)
Net Cash Provided (Used) by Operating Activities	822	(4,732)
Investing Activities
Purchases of property and equipment	(16,824)	(7,177)
Proceeds from sale of property and equipment	396	73
Proceeds from sale of business	14,563	—
Change in other long-term assets	67	(72)
Other	(2,176)	—
Net Cash Used by Investing Activities	(3,974)	(7,176)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	72,551	—
Repurchases of convertible debt, payments on revolving lines of credit and financing leases	(59,483)	(16,339)
Payment of financing costs	(1,307)	—
Payment of dividends	(414)	(1,234)
Payments to debt holders	(5,593)	—
Purchase of treasury shares	(1,702)	(860)
Net Cash Provided (Used) by Financing Activities	4,052	(18,433)
Effect of exchange rate changes on cash	5,862	(1,526)
Increase (decrease) in cash and cash equivalents	6,762	(31,867)
Cash and cash equivalents at beginning of year	80,063	116,907
Cash and cash equivalents at end of period	$86,825	$85,040
See notes to condensed consolidated financial statements.

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders' Equity (unaudited)

(In thousands)	Common Shares	Class B Shares	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehen-sive Income	Treasury Shares	Total
June 30, 2020 Balance	$9,815	$2	$322,770	$70,931	$4,648	$(106,020)	$302,146
Exercise of share options	—	—	—	—	—	—	—
Performance awards	—	—	818	—	—	—	818
Restricted share awards	—	—	821	—	—	(9)	812
Net loss	—	—	—	(7,276)	—	—	(7,276)
Foreign currency translation adjustments	—	—	—	—	35,944	—	35,944
Unrealized loss on cash flow hedges	—	—	—	—	(1,762)	—	(1,762)
Defined benefit plans: Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	(193)	—	(193)
Total comprehensive income	—	—	—	—	—	—	26,713
September 30, 2020 Balance	$9,815	$2	$324,409	$63,655	$38,637	$(106,029)	$330,489

June 30, 2019 Balance	$9,588	$2	$301,833	$115,025	$9,771	$(104,293)	$331,926
Performance awards	—	—	649	—	—	—	649
Non-qualified share options	—	—	123	—	—	—	123
Restricted share awards	—	—	798	—	—		798
Net loss	—	—	—	(8,041)	—	—	(8,041)
Foreign currency translation adjustments	—	—	—	—	(9,057)	—	(9,057)
Unrealized loss on cash flow hedges	—	—	—	—	(303)	—	(303)
Defined benefit plans: Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	(201)	—	(201)
Total comprehensive loss	—	—	—	—	—	—	(17,602)
Dividends	—	—	—	(415)	—	—	(415)
September 30, 2019 Balance	$9,588	$2	$303,403	$106,569	$210	$(104,293)	$315,479

See notes to condensed consolidated financial statements.

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders' Equity (unaudited)

(In thousands)	Common Shares	Class B Shares	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehen-sive Income	Treasury Shares	Total
January 1, 2020 Balance	$9,588	$2	$312,650	$87,475	$3,128	$(104,327)	$308,516
Exercise of share options	90	—	(90)	—	—	(1,121)	(1,121)
Performance awards	—	—	2,494	—	—		2,494
Restricted share awards	137	—	4,334	—	—	(581)	3,890
Net loss	—	—	—	(23,163)	—	—	(23,163)
Foreign currency translation adjustments	—	—	—	—	36,859	—	36,859
Unrealized loss on cash flow hedges	—	—	—	—	(988)	—	(988)
Defined benefit plans: Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	(362)	—	(362)
Total comprehensive income							12,346
Exchange of convertible notes	—	—	5,021	—	—	—	5,021
Dividends	—	—	—	(414)	—	—	(414)
Adoption of credit loss standard	—	—	—	(243)	—	—	(243)
September 30, 2020 Balance	$9,815	$2	$324,409	$63,655	$38,637	$(106,029)	$330,489

January 1, 2019 Balance	$9,419	$2	$297,919	$142,447	$12,793	$(103,433)	$359,147
Performance awards	29	—	1,619	—	—	(348)	1,300
Non-qualified share options	—	—	334	—	—		334
Restricted share awards	140	—	3,751	—	—	(512)	3,379
Net loss	—	—	—	(34,644)	—	—	(34,644)
Foreign currency translation adjustments	—	—	—	—	(13,041)	—	(13,041)
Unrealized gain on cash flow hedges	—	—	—	—	734	—	734
Defined benefit plans: Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	(276)	—	(276)
Total comprehensive loss							(47,227)
Convertible debt derivative adjustments	—	—	(220)	—	—	—	(220)
Dividends	—	—	—	(1,234)	—	—	(1,234)
September 30, 2019 Balance	$9,588	$2	$303,403	$106,569	$210	$(104,293)	$315,479

See notes to condensed consolidated financial statements.

Notes to Financial Statements	Accounting Policies

Accounting Policies

Principles of Consolidation:  The condensed consolidated financial statements include the accounts of the company and its wholly owned subsidiaries and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of September 30, 2020 and the results of its operations and changes in its cash flow for the nine months ended September 30, 2020 and 2019, respectively. Certain foreign subsidiaries, represented by the European segment, are consolidated using an August 31 quarter end to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the company's financial statements. All significant intercompany transactions are eliminated. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year.

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
The gross proceeds from the Transaction were $14,563,000, net of taxes and expenses. The company realized a pre-tax gain of $9,790,000 and recorded expenses related to the sale of the business totaling $2,150,000, of which $1,789,000 have been paid as of September 30, 2020.
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

Notes to Financial Statements	Current Assets

Current Assets

Receivables

Receivables consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Accounts receivable, gross	$132,809	$141,732
Customer rebate reserve	(13,075)	(13,922)
Cash discount reserves	(5,290)	(5,326)
Allowance for doubtful accounts	(4,697)	(4,804)
Other, principally returns and allowances reserves	(790)	(1,011)
Accounts receivable, net	$108,957	$116,669

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

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Substantially all the company’s receivables are due from health care, medical equipment providers and long-term care facilities predominantly located throughout the United States, Australia, Canada, New Zealand, China and Europe. A significant portion of products sold to providers, both foreign and domestic, are ultimately funded through government reimbursement programs such as Medicare and Medicaid in the U.S. As a consequence, changes in these programs can have an adverse impact on dealer liquidity and profitability.

The company adopted ASU 2016-13, "Measurement of Credit Losses on Financial Statements" on January 1, 2020. Accordingly, the company is now applying an "expected loss" model that will generally require earlier recognition of allowances for losses for trade receivables. In addition, the company expects more variability in its allowance for doubtful accounts as it previously provided for bad debts based on a specific reserve methodology while the new expected loss methodology requires companies to provide for estimated losses beginning at the time of sale. The adoption of the new standard resulted in an increase in credit losses of $243,000 as disclosed in the Condensed Consolidated Statement of Shareholders' Equity.

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

Notes to Financial Statements	Current Assets

The movement in the trade receivables allowance for doubtful accounts was as follows (in thousands):

Nine Months Ended September 30, 2020
Balance as of beginning of period	$4,804
Current period provision	522
Direct write-offs charged against the allowance	(629)
Balance as of end of period	$4,697

The current period provision includes the immaterial impact of the adoption of ASU 2016-03. The company did not make any material changes to the assignment of receivables to the different risk pools or to the expected loss reserves in the quarter. The company is monitoring the impacts of the COVID-19 pandemic and the possibility for an impact on collections, but to date this has not materially impacted 2020.

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

The company’s U.S. customers electing to finance their purchases can do so using DLL. In addition, the company, prior to 2020, provided financing directly for its Canadian customers for which DLL is not an option, as DLL typically provides financing to Canadian customers only on a limited basis. The installment receivables recorded on the books of the company represent a single portfolio segment of finance receivables to the independent provider channel and long-term care customers. The portfolio segment is comprised of two classes of receivables distinguished by geography and credit quality. The U.S. installment receivables are the first class and represent installment receivables repurchased from DLL because the customers were in default. Default with DLL is defined as a customer being delinquent by three payments. The Canadian installment receivables represent the second class of installment receivables which were originally financed by the company because third party financing was not available to the HME providers. The Canadian installment receivables were typically financed for twelve months and historically have had a very low risk of default.

The estimated allowance for uncollectible amounts and evaluation for both classes of installment receivables is based on the company’s quarterly review of the financial condition of each individual customer with the allowance for doubtful accounts adjusted accordingly. Installments are individually and not collectively reviewed. The company assesses the bad debt reserve levels based upon the status of the customer’s adherence to a legally negotiated payment schedule and the company’s ability to enforce judgments, liens, etc.

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

Notes to Financial Statements	Current Assets

Installment receivables consist of the following (in thousands):

	September 30, 2020			December 31, 2019
	Current	Long- Term	Total	Current	Long- Term	Total
Installment receivables	$555	$228	$783	$1,192	$1,257	$2,449
Less: Unearned interest	(3)	—	(3)	(22)	—	(22)
	552	228	780	1,170	1,257	2,427
Allowance for doubtful accounts	(291)	(164)	(455)	(434)	(1,080)	(1,514)
Installment receivables, net	$261	$64	$325	$736	$177	$913

Installment receivables purchased from DLL during the nine months ended September 30, 2020 increased the gross installment receivables balance by $343,000, which will be part of the company's 2020 class of installment receivables. No sales of installment receivables were made by the company during the quarter. There was no impact on the allowance for doubtful accounts for installment receivables as a result of the adoption of ASU 2016-03 as the installment receivables in the U.S. are specifically reserved for by account and no adjustment was needed to the allowance for doubtful accounts for Canada installment receivables.

The movement in the installment receivables allowance for doubtful accounts was as follows (in thousands):

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
Balance as of beginning of period	$1,514	$1,542
Current period provision	32	479
Direct write-offs charged against the allowance	(1,091)	(507)
Balance as of end of period	$455	$1,514

Installment receivables by class as of September 30, 2020 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired installment receivables with a related allowance recorded	$649	$649	$453	$—
Canada
Non-Impaired installment receivables with no related allowance recorded	132	129	—	26
Impaired installment receivables with a related allowance recorded	2	2	2	—
Total Canadian installment receivables	134	131	2	26
Total
Non-Impaired installment receivables with no related allowance recorded	132	129	—	26
Impaired installment receivables with a related allowance recorded	651	651	455	—
Total installment receivables	$783	$780	$455	$26

Notes to Financial Statements	Current Assets

Installment receivables by class as of December 31, 2019 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired installment receivables with a related allowance recorded	$1,762	$1,762	$1,497	$—
Canada
Non-Impaired installment receivables with no related allowance recorded	670	648	—	92
Impaired installment receivables with a related allowance recorded	17	17	17	—
Total Canadian installment receivables	687	665	17	92
Total
Non-Impaired installment receivables with no related allowance recorded	670	648	—	92
Impaired installment receivables with a related allowance recorded	1,779	1,779	1,514	—
Total installment receivables	$2,449	$2,427	$1,514	$92

Installment receivables with a related allowance recorded as noted in the table above represent those installment receivables on a non-accrual basis in accordance with ASU 2010-20. As of September 30, 2020, the company had no U.S. installment receivables past due of 90 days or more for which the company is still accruing interest. Individually, all U.S. installment receivables are assigned a specific allowance for doubtful accounts based on management’s review when the company does not expect to receive both the contractual principal and interest payments as specified in the loan agreement. In Canada, the company had an immaterial amount of Canadian installment receivables which were past due of 90 days or more as of December 31, 2019 for which the company was still accruing interest.

The aging of the company’s installment receivables was as follows (in thousands):

	September 30, 2020			December 31, 2019
	Total	U.S.	Canada	Total	U.S.	Canada
Current	$132	$—	$132	$659	$—	$659
0-30 Days Past Due	—	—	—	2	—	2
31-60 Days Past Due	—	—	—	4	—	4
61-90 Days Past Due	—	—	—	—	—	—
90+ Days Past Due	651	649	2	1,784	1,762	22
	$783	$649	$134	$2,449	$1,762	$687

Notes to Financial Statements	Current Assets

Inventories, Net

Inventories consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Finished goods	$68,599	$54,064
Raw materials	66,093	54,638
Work in process	10,760	11,798
Inventories, net	$145,452	$120,500

As a result of COVID-19 which significantly reduced net sales in the second quarter of 2020, and given the company's long lead-time supply chain, inventory levels increased significantly. The company believes such inventory levels will be reduced over the next few quarters with sequential sales growth for the company.

Other Current Assets

Other current assets consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Tax receivables principally value added taxes	$23,188	$16,049
Receivable due from information technology provider	2,402	6,262
Prepaid inventory	1,392	684
Derivatives (foreign currency forward exchange contracts)	599	838
Service contracts	446	2,013
Prepaid insurance	341	2,918
Deferred financing fees	209	207
Prepaid social charges	95	1,216
Recoverable income taxes	50	297
Prepaid and other current assets	8,913	7,425
Other Current Assets	$37,635	$37,909

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

Notes to Financial Statements	Long-Term Assets

Long-Term Assets

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Cash surrender value of life insurance policies	$2,224	$2,124
Deferred income taxes	1,032	928
Deferred financing fees	461	602
Investments	85	85
Installment receivables	64	177
Other	125	300
Other Long-Term Assets	$3,991	$4,216

Property and Equipment
Property and equipment consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Machinery and equipment	$291,902	$296,078
Land, buildings and improvements	28,088	33,054
Capitalized software	13,787	3,509
Furniture and fixtures	9,866	9,898
Leasehold improvements	8,087	9,023
Property and Equipment, gross	351,730	351,562
Accumulated depreciation	(298,618)	(304,955)
Property and Equipment, net	$53,112	$46,607

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

Goodwill
The change in goodwill from December 31, 2019 to September 30, 2020 was due to foreign currency translation.

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

In consideration of the negative impact of COVID-19 on the global economy, the company performed an interim test of goodwill for impairment in the first quarter of 2020 and no impairment was recorded. For the second and third quarters of 2020, the company concluded that the facts and circumstances driving the conclusions from the first quarter review had not changed materially. While there was no indication of impairment in the second or third quarter of 2020 related to goodwill for the Europe or Institutional Products Group reporting units, a future potential impairment is possible for these reporting units should actual results differ materially from the company's current forecasted results or market inputs used to determine the discount rate change significantly. Please refer to Goodwill in the company's Annual Report on Form 10-K for the period ending December 31, 2019 for further disclosure regarding the company's impairment analysis review methodology.
Intangibles

The company's intangibles consist of the following (in thousands):

	September 30, 2020		December 31, 2019
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer lists	$54,267	$54,267	$51,108	$51,108
Trademarks	25,019	—	23,479	—
Developed technology	7,918	7,150	7,483	6,642
Patents	5,514	5,514	5,521	5,521
License agreements	2,864	891	2,884	770
Other	1,161	1,151	1,163	1,150
Intangibles	$96,743	$68,973	$91,638	$65,191

All the company’s intangible assets have been assigned definite lives and continue to be amortized over their useful lives, except for trademarks shown above, which have indefinite lives. The changes in intangible balances reflected on the balance sheet from December 31, 2019 to September 30, 2020 were the result of foreign currency translation and amortization.

The company evaluates the carrying value of definite-lived assets annually in the fourth quarter and whenever events or circumstances indicate possible impairment. In consideration of the negative impact of COVID-19 on the global economy, the company performed a review of intangibles for impairment in the first quarter of 2020 and concluded there was no impairment to be recorded. For the second and third quarters of 2020, the company concluded that the facts and circumstances driving the conclusions from the first quarter review had not changed materially. Definite-lived assets are determined to be impaired if the future undiscounted cash flows expected to be generated by the asset are less than the carrying value. Actual impairment amounts for definite-
lived assets are then calculated using a discounted cash flow calculation.

Any impairment amounts for indefinite-lived assets are calculated as the difference between the future discounted cash flows expected to be generated by the asset less than the carrying value for the asset.

Amortization expense related to intangibles was $276,000 in the first nine months of 2020 and is expected to be $419,000 in 2020, $390,000 in 2021, $390,000 in 2022, $389,000 in 2023, $355,000 in 2024 and $212,000 in 2025. Amortized intangibles are being amortized on a straight-line basis over remaining lives of 1 to 10 years with most of the intangibles being amortized over an average remaining life of approximately 8 years.

Notes to Financial Statements	Current Liabilities

Current Liabilities

Accrued Expenses

Accrued expenses consist of accruals for the following (in thousands):

	September 30, 2020	December 31, 2019
Salaries and wages	$34,612	$29,725
Taxes other than income taxes, primarily Value Added Taxes	29,830	22,194
Warranty	11,144	11,626
Professional	8,481	6,869
Severance	5,988	7,023
Interest	4,663	3,608
Rebates	4,146	10,743
IT service contracts	3,790	6,125
Freight	3,710	3,744
Deferred revenue	3,436	3,173
Derivative liabilities (foreign currency forward exchange contracts)	2,824	905
Product liability, current portion	2,810	2,736
Insurance	781	699
Rent	568	415
Supplemental Executive Retirement Program liability	391	391
Advance payment on sale of land & buildings	—	3,471
IT licenses	—	2,114
Other items, principally trade accruals	7,492	5,386
Accrued Expenses	$124,666	$120,947

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

Accrued rebates relate to several volume incentive programs the company offers its customers. The company accounts for these rebates as a reduction of revenue when the products are sold. Rebates are netted against gross accounts receivables. If rebates are in excess of such receivables, they are then classified as accrued expenses. The reduction in accrued rebates from December 31, 2019 to September 30, 2020 primarily relates to payments principally made in the first quarter each year.

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

Notes to Financial Statements	Current Liabilities

The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

Balance as of January 1, 2020	$11,626
Warranties provided during the period	4,311
Settlements made during the period	(5,926)
Changes in liability for pre-existing warranties during the period, including expirations	1,133
Balance as of September 30, 2020	$11,144

Warranty reserves are subject to adjustment in future periods as new developments change the company's estimate of the total cost. In the third quarter of 2020, warranty expense includes a provision of $768,000 for a product recall which was related to a component on a respiratory product, recorded in the North America segment.

Notes to Financial Statements	Long-Term Liabilities

Long-Term Debt

Debt consists of the following (in thousands):

	September 30, 2020	December 31, 2019
Convertible senior notes at 5.00%, due in February 2021	$1,224	$56,628
Convertible senior notes at 4.50%, due in June 2022	72,652	101,815
Convertible senior notes Series I at 5.00%, due in November 2024	62,443	60,817
Convertible senior notes Series II at 5.00%, due November 2024	63,556	—
Other obligations	42,389	262
	242,264	219,522
Less current maturities of long-term debt	(4,062)	(58)
Long-Term Debt	$238,202	$219,464

On September 30, 2015, the company entered into an Amended and Restated Revolving Credit and Security Agreement, which was subsequently amended (the “Credit Agreement”) and which matures on January 16, 2024. The Credit Agreement was entered into by and among the company, certain of the company’s direct and indirect U.S. and Canadian subsidiaries and certain of the company’s European subsidiaries (together with the company, the “Borrowers”), certain other of the company’s direct and indirect U.S., Canadian and European subsidiaries (the “Guarantors”), and PNC Bank, National Association (“PNC”), JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited, KeyBank National Association, and Citizens Bank, National Association (the “Lenders”). PNC is the administrative agent (the “Administrative Agent”) and J.P. Morgan Europe Limited is the European agent (the “European Agent”) under the Credit Agreement. In connection with entering into the company's Credit Agreement, the company incurred fees which were capitalized and are being amortized as interest expense. As of September 30, 2020, debt fees yet to be amortized through January 2024 totaled $670,000.

The company had outstanding letters of credit of $7,740,000 and $8,011,000 as of September 30, 2020 and December 31, 2019, respectively. Outstanding letters of credit and other reserves impacting borrowing capacity were $7,653,000 and $8,827,000 as of September 30, 2020 and December 31, 2019, respectively. The company had outstanding borrowings of $23,700,000 under its U.S. and Canadian Credit Facility as of September 30, 2020. The company had outstanding borrowings of $6,322,000 (€5,300,000) under its French Credit Facility and $2,138,000 (£1,600,000) under its UK Credit Facility as of September 30, 2020, together referred to as the European Credit Facility. The company had no borrowings under the Credit Facilities as of December 31, 2019. The weighted average interest rate on all borrowings, excluding financing leases, was 4.63% for the nine months ended September 30, 2020 and 4.78% for the year ended December 31, 2019.

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

The aggregate borrowing availability under the U.S. and Canadian Credit Facility is determined based on a borrowing base formula. The aggregate usage under the U.S. and Canadian Credit Facility may not exceed an amount equal to the sum of (a) 85% of eligible U.S. accounts receivable plus (b) the lesser of (i) 70% of eligible U.S. inventory and eligible foreign in-transit inventory and (ii) 85% of the net orderly liquidation value of eligible U.S. inventory and eligible foreign in-transit inventory (not to exceed $4,000,000), plus (c) the lesser of (i) 85% of the net orderly liquidation value of U.S. eligible machinery and equipment and (ii) $0 as of September 30, 2020 (subject to reduction as provided in the Credit Agreement), plus (d) 85% of eligible Canadian accounts receivable, plus (e) the lesser of (i) 70% of eligible Canadian inventory and (ii) 85% of the net orderly liquidation value of eligible Canadian inventory, less (f) swing loans

Notes to Financial Statements	Long-Term Liabilities

outstanding under the U.S. and Canadian Credit Facility, less (g) letters of credit issued and undrawn under the U.S. and Canadian Credit Facility, less (h) a $3,000,000 minimum availability reserve, less (i) other reserves required by the Administrative Agent, and in each case subject to the definitions and limitations in the Credit Agreement. As of September 30, 2020, the company was in compliance with all covenant requirements. As of September 30, 2020, the company had gross borrowing availability of $23,700,000 under the U.S. and Canadian Credit Facility under the Credit Agreement, considering the minimum availability reserve, then-outstanding letters of credit, other reserves and the $7,500,000 dominion trigger amount described below. Borrowings under the U.S. and Canadian Credit Facility are secured by substantially all of the company’s U.S. and Canadian assets, other than real estate.

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
There was $23,700,000 outstanding under the U.S. and Canadian Credit Facility at September 30, 2020.

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

The aggregate borrowing availability for each European Borrower under the European Credit Facility is determined based on a borrowing base formula. The aggregate borrowings of each of the European Borrowers under the European Credit Facility may not exceed an amount equal to (a) 85% of the European Borrower’s eligible accounts receivable, less (b) the European Borrower’s borrowings and swing line loans outstanding under the European Credit Facility, less (c) the European Borrower’s letters of credit issued and undrawn under the European Credit Facility, less (d) a $3,000,000 minimum availability reserve, less (e) other reserves required by the European Agent, and in each case subject to the definitions and limitations in the Credit Agreement. As of September 30, 2020, the gross borrowing availability to the European Borrowers under the European Credit Facility was $8,564,000, considering the $3,000,000 minimum availability reserve and the $3,750,000 dominion trigger amount described below.

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

The European Credit Facility is subject to customary default provisions, with certain grace periods and exceptions, consistent with those applicable to the U.S. and Canadian Credit Facility, which provide that events of default include, among other things, failure to pay amounts due, breach of covenants, representations or warranties, cross-default, bankruptcy, the occurrence of a material adverse effect, exclusion from any medical reimbursement program, and an interruption in the operations of any material manufacturing facility for more than 10 consecutive days. The proceeds of the European Credit Facility will be used to finance the working capital and other business needs of the company. As of September 30, 2020, the company had borrowings of $6,322,000 (€5,300,000) under its French Credit Facility and $2,138,000 (£1,600,000) under its UK Credit Facility as of September 30, 2020, together referred to as the European Credit Facility.

Convertible senior notes due 2021

In the first quarter of 2016, the company issued $150,000,000 aggregate principal amount of 5.00%
Convertible Senior Notes due 2021 (the “2021 notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2021 notes bear interest at a rate of 5.00% per year payable semi-annually in arrears on February 15 and August 15 of each year, beginning August 15, 2016. The 2021 notes will mature on February 15, 2021, unless repurchased or converted in accordance with their terms prior to such date. Prior to August 15, 2020, the 2021 notes were convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Prior to May 16, 2019, the 2021 notes were convertible, subject to certain conditions, into cash only. On May 16, 2019, the company obtained shareholder approval under applicable New York Stock Exchange rules such that conversion of the 2021 notes may be settled in cash, the company’s common shares or a combination of cash and the company’s common shares, at the company’s election. At September 30, 2020, $1,250,000 aggregate principal amount of the 2021 Notes remained outstanding, following the repurchase of $16,000,000 aggregate principal amount of 2021 Notes for cash in the third quarter of 2019, the exchange transactions completed in the fourth quarter of 2019 and the second quarter of 2020, as further discussed below, and the repurchases of $24,466,000 aggregate principal amount in the third quarter of 2020. The $24,466,000 repurchases in the third quarter of 2020, resulted in a $761,000 loss on debt extinguishment.

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

Holders of the 2021 notes will have the right to require the company to repurchase all or some of their 2021 notes at 100% of their principal, plus any accrued and unpaid interest, upon the occurrence of certain fundamental changes. The initial conversion rate is 60.0492 common shares per $1,000 principal amount of 2021 notes (equivalent to an initial conversion price of approximately $16.65 per common share). Until the company received shareholder approval on May 16, 2019 authorizing it to elect to settle future conversions of the 2021 Notes in common shares, the company separately accounted for the conversion features as a derivative. The derivative was capitalized on the balance sheet as a long-term liability with adjustment to reflect fair value each quarter until the change to the conversion features as a result of the shareholder approval received on May 16, 2019 resulted in the termination of the derivative. The fair value of the convertible debt conversion liability at issuance was $34,480,000. The company recognized a loss of $2,210,000 for the nine months ended September 30, 2019 related to the convertible debt conversion liability.

In connection with the offering of the 2021 notes, the company entered into privately negotiated convertible note hedge transactions with two financial institutions (the “option counterparties”). These transactions cover, subject to customary anti-dilution adjustments, the number of the company’s common shares that will initially underlie the 2021 notes, and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the 2021 notes. The company evaluated the note hedges under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the note hedges should be accounted for as derivatives. These derivatives were capitalized on the balance sheet as long-term assets and will be adjusted to reflect fair value each quarter. The fair value of the convertible note hedge assets at issuance was $27,975,000. The company recognized a gain of $2,852,000 for the nine months ended September 30, 2019 related to the convertible note hedge asset.

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

The net proceeds from the offering of the 2021 notes were approximately $144,034,000, after deducting fees and offering expenses of $5,966,000, which were paid in 2016. These debt issuance costs were capitalized and are being amortized as interest expense through February 2021. Debt issuance costs are presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability. Approximately $5,000,000 of the net proceeds from the offering were used to repurchase the company’s common shares from purchasers of 2021 notes in the offering in privately negotiated transactions. A portion of the net proceeds from the offering were used to pay the cost of the convertible note hedge transactions (after such cost is partially offset by the proceeds to the company from the warrant transactions), with a net cost of $15,600,000.
The liability components of the 2021 notes consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Principal amount of liability component	$1,250	$61,091
Unamortized discount	(22)	(3,916)
Debt fees	(4)	(547)
Net carrying amount of liability component	$1,224	$56,628

The unamortized discount of $22,000 is to be amortized through February 2021. The effective interest rate on the liability component was 11.1%. Non-cash interest expense of $261,000 and $1,767,000 was recognized for the three and nine months ended September 30, 2020, respectively, compared to $1,444,000 and $5,391,000 for the three and nine months ended September 30, 2019, respectively. Actual interest expense accrued was $241,000 and $1,617,000 for the three and nine months ended September 30, 2020, respectively, compared to $1,834,000 and $5,584,000 for the three and nine months ended September 30, 2019, respectively, based on the stated coupon rate of 5.0%. The 2021 notes were not convertible as of September 30, 2020 nor was the applicable conversion threshold met.

Convertible senior notes due 2022

In the second quarter of 2017, the company issued $120,000,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2022 (the “2022 notes”) in a private offering to qualified institutional buyers pursuant to

Notes to Financial Statements	Long-Term Liabilities

Rule 144A under the Securities Act. The 2022 notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on June 1 and December 1 of each year, beginning December 1, 2017. The 2022 notes will mature on June 1, 2022, unless repurchased or converted in accordance with their terms prior to such date. Prior to December 1, 2021, the 2022 notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Prior to May 16, 2019, the 2022 notes were convertible, subject to certain conditions, into cash only. On May 16, 2019, the company obtained shareholder approval under applicable New York Stock Exchange rules such that conversion of the 2022 notes may be settled in cash, the company’s common shares or a combination of cash and the company’s common shares, at the company’s election. At September 30, 2020, $81,500,000 aggregate principal amount of the 2022 Notes remained outstanding, following the exchange transactions completed in the second quarter of 2020, as further discussed below.

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
Until the company received shareholder approval on May 16, 2019 authorizing it to elect to settle future conversions of the 2022 Notes in common shares, the company separately accounted for the conversion features as a derivative. The derivative was capitalized on the balance sheet as a long-term liability with adjustment to reflect fair value each quarter until the change to the conversion features as a result of the shareholder approval received on May 16, 2019 resulted in the termination of the derivative. The fair value of the convertible debt conversion liability at issuance was $28,859,000. The company recognized a loss of $6,193,000 for the nine months ended September 30, 2019 related to the convertible debt conversion liability.

In connection with the offering of the 2022 notes, the company entered into privately negotiated convertible note hedge transactions with one financial institution (the “option counterparty”). These transactions cover, subject to customary anti-dilution adjustments, the number of the company’s common shares that will initially underlie the 2022 notes, and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the 2022 notes. The company evaluated the note hedges under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the note hedges should be accounted for as derivatives. These derivatives were capitalized on the balance sheet as long-term assets and will be adjusted to reflect fair value each quarter. The fair value of the convertible note hedge assets at issuance was $24,780,000. The company recognized a gain of $6,748,000 for the nine months ended September 30, 2019 related to the convertible note hedge asset.

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

The net proceeds from the offering of the 2022 notes were approximately $115,289,000, after deducting fees and offering

Notes to Financial Statements	Long-Term Liabilities

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

The liability components of the 2022 notes consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Principal amount of liability component	$81,500	$120,000
Unamortized discount	(7,837)	(16,027)
Debt fees	(1,011)	(2,158)
Net carrying amount of liability component	$72,652	$101,815

The unamortized discount of $7,837,000 is to be amortized through June 2022. The effective interest rate on the liability component was 10.9%. Non-cash interest expense of $1,046,000 and $3,829,000 was recognized for the three and nine months ended September 30, 2020, respectively, compared to $1,320,000 and $4,038,000 for the three and nine months ended September 30, 2019, respectively. Actual interest expense accrued of $917,000 and $3,487,000 for the three and nine months ended September 30, 2020, respectively, compared to $1,350,000 and $4,050,000 for the three and nine months ended September 30, 2019, respectively, based on the stated coupon rate of 4.5%. The 2022 notes were not convertible as of September 30, 2020 nor was the applicable conversion threshold met.

Convertible senior notes Series I due 2024

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

Holders of the 2024 notes may convert their 2024 notes at their option at any time prior to the close of business on the business day immediately preceding May 15, 2024 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending December 31, 2019 (and only during such calendar quarter), if the last reported sale price of the company’s Common Shares for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2024 notes on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the Indenture) per one thousand U.S. dollar principal amount of 2024 notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of the company’s Common Shares and the applicable conversion rate for the 2024 notes on each such trading day; (3) upon the occurrence of specified corporate events described in the Indenture; or (4) if the company calls the 2024 Notes for redemption pursuant to the terms of the Indenture. Holders of the 2024 notes will have the right to require the company to repurchase all or some of their 2024 notes at 100% of their principal, plus any accrued and unpaid interest, upon the occurrence of certain fundamental changes. The initial conversion rate is 67.6819 common shares per $1,000 principal amount of 2024 notes (equivalent to an initial conversion price of approximately $14.78 per common share). On or after May 15, 2024 until the close of business on the second scheduled trading day immediately preceding the maturity of the 2024 Notes, holders may convert their 2024 Notes, at the option of the holder, regardless of the foregoing circumstances.

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
The liability components of the 2024 notes consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Principal amount of liability component	$72,909	$72,909
Unamortized discount	(9,363)	(10,733)
Debt fees	(1,103)	(1,359)
Net carrying amount of liability component	$62,443	$60,817

The unamortized discount of $9,363,000 is to be amortized through November 15, 2024. The effective interest rate on the liability component was 8.77%. Non-cash interest expense of $468,000 and $1,370,000 was recognized for the three and nine months ended September 30, 2020, respectively. Actual interest expense accrued $912,000 and $2,735,000 for the three and nine months ended September 30, 2020, respectively, based on the stated coupon rate of 5.0%. The 2024 notes were not convertible as of September 30, 2020 nor was the applicable conversion threshold met.

Convertible senior notes Series II due 2024

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

The principal amount of the Series II Notes also will accrete at a rate of approximately 4.7% per year commencing June 4, 2020, compounding on a semi-annual basis. The accreted portion of the principal is payable in cash upon maturity but does not bear interest and is not convertible into the company’s common shares. The amount accreted as of September 30, 2020 was $1,016,000.

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

The liability components of the Series II Notes consist of the following (in thousands):

September 30, 2020
Principal amount of liability component - including accretion	$74,891
Unamortized discount	(9,967)
Debt fees	(1,368)
Net carrying amount of liability component	$63,556

The unamortized discount of $9,967,000 is to be amortized through November 15, 2024. The effective interest rate on the liability component was 8.99%. Non-cash interest expense, including accretion, of $1,260,000 and $1,663,000 was recognized for the three and nine months ended September 30, 2020, respectively. Actual interest expense accrued of $923,000 and $1,200,000 for the three and nine months ended September 30, 2020, respectively, based on the stated coupon rate of 5.0%. The 2024 notes were not convertible as of June 30, 2020 nor was the applicable conversion threshold met.

CARES Act Loan

On May 15, 2020 the company entered into an unsecured loan agreement in the aggregate amount of $10,000,000 pursuant to sections 1102 and 1106 of the Coronavirus Aid, Relief and Economic Security, "CARES," Act which was evidenced by a promissory note, dated May 13, 2020, and bears interest at a fixed rate of 1.00%, payable in monthly payments commencing on December 13, 2020. Payments were subsequently deferred to commence on March 13, 2021. This loan may be forgivable, partially or in full, if certain conditions are met, principally based on having been disbursed for permissible purposes and based on average levels of employment over a designated period of time. No assurance can be given that the company will be granted forgiveness of the loan in whole or in part. The company has recorded $2,816,000 of the amount borrowed in current maturities of long term debt.

Notes to Financial Statements	Long-Term Liabilities

Other Long-Term Obligations

Other long-term obligations consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Deferred income taxes	$24,223	$23,376
Product liability	13,545	13,414
Pension	7,586	7,006
Deferred gain on sale leaseback	5,582	5,819
Deferred compensation	5,318	5,354
Supplemental Executive Retirement Plan liability	5,245	5,433
Uncertain tax obligation including interest	2,660	2,612
Other	6,589	3,935
Other Long-Term Obligations	$70,748	$66,949

On April 23, 2015, the company entered into a real estate sale leaseback transaction which resulted in the company recording an initial deferred gain of $7,414,000, the majority of which is included in Other Long-Term Obligations and will be recognized over the 20-year life of the leases. The gains realized were $77,000 and $228,000 for the for the three and nine months ended September 30, 2020, respectively, compared to $74,000 and $220,000 for the three and nine months ended September 30, 2019, respectively.

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

The company leases a portion of its facilities, transportation equipment, data processing equipment and certain other equipment. These leases have terms from 1 to 20 years and provide for renewal options. Generally, the company is required to pay taxes and normal expenses associated with operating the facilities and equipment. As of September 30, 2020, the company is committed under non-cancelable operating leases, which have initial or remaining terms in excess of one year and expire on various dates through 2035.

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

In connection with the transaction, the requirements for sale lease-back accounting were met. Accordingly, the company recorded the sale of the properties, removed the related property and equipment from the company's balance sheet, recognized an initial deferred gain of $7,414,000 and an immediate loss of $257,000 related to one property and recorded new lease liabilities. Specifically, the company recorded four capital leases totaling $32,339,000 and one operating lease related to leased land, which was not a material component of the transaction. The gains on the sales of the properties were required to be deferred and recognized over the life of the leases as the property sold is being leased back. The deferred gain is classified under Other Long-Term Obligations on the condensed consolidated balance sheet. The gains realized were $77,000 and $228,000 for the three and nine months ended September 30, 2020, respectively, compared to $74,000 and $220,000 for the three and nine months ended September 30, 2019, respectively.

In December 2018, the company entered into a 20-year lease agreement in Germany. The lease commenced in July 2020. The lease increased the company's financing lease obligations by $36,916,000.
Lease expense for the three and nine months ended September 30, 2020 and September 30, 2019, respectively, were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Operating leases	$1,926	$2,696	$6,210	$8,175
Variable and short-term leases	1,077	894	2,936	1,974
Total operating leases	$3,003	$3,590	$9,146	$10,149

Finance lease interest cost	$829	$346	$1,483	$977
Finance lease depreciation	980	706	2,346	1,957
Total finance leases	$1,809	$1,052	$3,829	$2,934

Notes to Financial Statements	Leases and Commitments

Future minimum operating and finance lease commitments, as of September 30, 2020, are as follows (in thousands):

	Finance Leases	Operating Leases
2020	$1,873	$1,842
2021	7,416	6,027
2022	6,487	3,466
2023	6,421	1,407
2024	6,365	890
Thereafter	84,251	786
Total future minimum lease payments	112,813	14,418
Amounts representing interest	(45,511)	(1,393)
Present value of minimum lease payments	67,302	13,025
Less: current maturities of lease obligations	(3,352)	(5,843)
Long-term lease obligations	$63,950	$7,182
Supplemental cash flow amounts for the nine months ended September 30, 2020 were as follows (in thousands):

Cash Activity: Cash paid in measurement of amounts for lease liabilities	September 30, 2020
Operating Leases	$9,407
Financing Leases	3,429
Total	$12,836

Non-Cash Activity: Right-of-use assets obtained in exchange for lease obligations	September 30, 2020
Operating Leases	$2,789
Financing Leases	39,942
Total	$42,731

Weighted-average remaining lease terms and discount rates for finance and operating leases are as follows as of September 30, 2020:

September 30, 2020
Weighted-average remaining lease term - finance leases	17.2 years
Weighted-average remaining lease term - operating leases	3.2 years
Weighted-average discount rate - finance leases	6.32%
Weighted-average discount rate - operating leases	7.74%

Notes to Financial Statements	Revenue

Revenue

The company has two revenue streams: products and services. Services include repair, refurbishment, preventive maintenance and rental of product. Services for the North America segment include maintenance and repair of product. Services for the Europe segment include repair, refurbishment and preventive maintenance services. Services in All Other, are in the Asia Pacific region, and include rental and repair of product. The following tables disaggregate the company’s revenues by major source and by reportable segment for the three and nine months ended September 30, 2020 and September 30, 2019 (in thousands):

	Three Months Ended September 30, 2020
	Product	Service	Total
Europe	$113,043	$3,242	$116,285
North America	87,821	234	88,055
Other (Asia/Pacific)	6,428	1,138	7,566
Total	$207,292	$4,614	$211,906
% Split	98%	2%	100%

	Nine Months Ended September 30, 2020
	Product	Service	Total
Europe	$329,943	$9,204	$339,147
North America	260,999	596	261,595
Other (Asia/Pacific)	22,565	3,339	25,904
Total	$613,507	$13,139	$626,646
% Split	98%	2%	100%

	Three Months Ended September 30, 2019
	Product	Service	Total
Europe	$133,839	$3,532	$137,371
North America	86,761	357	87,118
Other (Asia/Pacific)	10,047	1,238	11,285
Total	$230,647	$5,127	$235,774
% Split	98%	2%	100%

	Nine Months Ended September 30, 2019
	Product	Service	Total
Europe	$386,007	$10,199	$396,206
North America	261,707	1,208	262,915
Other (Asia/Pacific)	32,242	3,688	35,930
Total	$679,956	$15,095	$695,051
% Split	98%	2%	100%

The company's revenues are principally related to the sale of products, approximately 98%, with the remaining 2% related to services including repair, refurbishment, preventive maintenance and rental of product. While the company has a significant amount of contract types, the sales split by contract type is as follows: general terms and conditions (31%), large national customers (26%), governments, principally pursuant to tender contracts (20%) and other customers including buying groups and independent customers (23%).

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

Notes to Financial Statements	Revenue

are satisfied. As of September 30, 2020 and December 31, 2019, the company had deferred revenue of $3,436,000 and $3,173,000, respectively, related to outstanding performance obligations.

Notes to Financial Statements	Equity Compensation

Equity Compensation

The company’s Common Shares have a $0.25 stated value. The Common Shares and the Class B Common Shares generally have identical rights, terms and conditions and vote together as a single class on most issues, except that the Class B Common Shares have ten votes per share, carry a 10% lower cash dividend rate and, in general, can only be transferred to family members or for estate planning purposes. Holders of Class B Common Shares are entitled to convert their shares into Common Shares at any time on a share-for-share basis. When Class B Common Shares are transferred out of a familial relationship, they automatically convert to Common Shares. The Board of Directors suspended further dividends on the Common Shares and the Class B Common Shares.

As of September 30, 2020, 6,357 Class B Common Shares remained outstanding. Prior conversions of Class B Common Shares have substantially diminished the significance of the company’s dual class voting structure. As of September 30, 2020, the holders of the Common Shares represented approximately 99.9% of the company’s total outstanding voting power.

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
The Compensation and Management Development Committee of the Board (the “Compensation Committee”), in its discretion, may grant an award under the 2018 Plan to any director or employee of the company or an affiliate. As of September 30, 2020, 3,513,468 Common Shares were available for future issuance under the 2018 Plan in connection with the following types of awards with respect to the company's Common Shares: incentive share options, nonqualified share options, SARs, restricted shares, restricted share units, unrestricted shares and performance shares. The Compensation Committee also may grant performance units that are payable in cash. The Compensation Committee has the authority to determine which participants will receive awards, the amount of the awards and the other terms and conditions of the awards. The Common Shares authorized for issuance under the 2018 Plan includes an additional 1,400,000 Common Shares that were approved by shareholders at the company’s 2020 annual meeting on May 21, 2020.

In the second quarter of 2020 the company transferred a total of 1,004,079 shares into the 2018 Plan from the 2003 and 2013 Plans. At September 30, 2020, an aggregate of 328,274 Common Shares underlie awards which were forfeited or expired unexercised under the 2003 and 2013 Plans and thus are available to be transferred into the 2018 Plan.
The 2018 Plan provides that shares granted come from the company's authorized but unissued Common Shares or treasury shares. In addition, the company's equity compensation plans allow employee participants to exchange shares for minimum withholding taxes, which results in the company acquiring treasury shares.

Notes to Financial Statements	Equity Compensation

The amounts of equity-based compensation expense recognized as part of SG&A expenses in All Other in business segments were as follows (in thousands):

	For the Nine Months Ended September 30,
	2020	2019
Restricted share / units	$4,471	$3,891
Performance shares / units	2,494	1,648
Non-qualified and performance share options	—	334
Total share-based compensation expense	$6,965	$5,873

As of September 30, 2020, unrecognized compensation expense related to equity-based compensation arrangements granted under the company's 2018 Plan and previous plans, which is related to non-vested shares, was as follows (in thousands):

September 30, 2020
Restricted share and restricted share units	$8,443
Performance shares and performance share units	11,144
Total unrecognized share-based compensation expense	$19,587

Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures and for updated vesting assumptions for the performance share awards (see "Share Options" and "Performance Shares and Performance Share Units" below). No tax benefits for share-based compensation were realized during the three and nine months ended September 30, 2020 and 2019, respectively, due to a valuation allowance against deferred tax assets. In accordance with ASC 718, any tax benefits resulting from tax deductions in excess of the compensation expense recognized is classified as a component of financing cash flows.

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
The following table summarizes information about share option activity for the nine months ended September 30, 2020:

			Weighted Average Exercise Price
Options outstanding at January 1, 2020	1,441,202		$18.26
Canceled	(354,006)		24.88
Options outstanding at September 30, 2020	1,087,196		$16.12
Options exercise price range at September 30, 2020	$12.15	to	$33.36
Options exercisable at September 30, 2020	1,087,196
Shares available for grant at September 30, 2020*	3,513,468
________
 *    Shares available for grant under the 2018 Plan as of September 30, 2020 reduced by net restricted share and restricted share unit award activity of 696,058 shares and performance share and performance share unit award activity of 1,859,054 shares.

Notes to Financial Statements	Equity Compensation

The following table summarizes information about stock options outstanding at September 30, 2020:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at September 30, 2020	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2020	Weighted Average Exercise Price
$12.15 – $20.00	777,159	5.1	$12.74	777,159	$12.73
$20.01 – $25.00	300,149	0.9	24.45	300,149	24.45
$25.01 – $30.00	5,392	0.2	27.82	5,392	27.82
$30.01 – $33.36	4,496	0.6	33.36	4,496	33.36
Total	1,087,196	3.9	$16.12	1,087,196	$16.12

The 2018 Plan provides for a one-year minimum vesting period for share options and, generally, options must be exercised within ten years from the date granted. No share options were issued in 2020 or 2019. The performance-based options issued in 2017 vested after the conclusion of the three-year performance period ending December 31, 2019.

Restricted Share and Restricted Share Units

The following table summarizes information about restricted shares and restricted share units (primarily for non-U.S. recipients):

		Weighted Average Fair Value
Shares / Units unvested at January 1, 2020	965,085	$11.32
Granted	764,012	7.11
Vested	(452,922)	11.47
Canceled	(94,993)	10.19
Shares / Units unvested at September 30, 2020	1,181,182	$8.63

The 2018 Plan provides for a one-year minimum vesting period for restricted share awards, the outstanding restricted share awards generally vest ratably over the three years after the award date. Unearned restricted share compensation, determined as the market value of the shares at the date of grant, is being amortized on a straight-line basis over the vesting period.

Performance Shares and Performance Share Units

The following table summarizes information about performance shares and performance share units (for non-U.S. recipients):

		Weighted Average Fair Value
Shares / Units unvested at January 1, 2020	753,272	$11.82
Granted	523,329	7.08
Canceled	(65,976)	9.48
Shares / Units unvested at September 30, 2020	1,210,625	$9.90

During the nine months ended September 30, 2020, performance shares and performance share units (for non-U.S. recipients) were granted as performance awards with a three-year performance period with payouts based on achievement of certain performance goals. The awards are classified as equity awards as they will be settled in Common Shares upon vesting. The number of shares earned will be determined at the end of the three-year performance period based on achievement of performance criteria for January 1, 2020 through December 31, 2022 established by the Compensation Committee at the time of grant. Recipients will be entitled to receive a number of Common Shares equal to the number of performance shares that vest based upon the levels of achievement which may range between 0% and 150% of the target number of shares with the target being 100% of the initial grant.

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

Notes to Financial Statements	Equity Compensation

period, may reverse prior expense recorded or record additional expense to make up for expense not recorded in a prior period. Performance award compensation expense is generally expected to be recognized over three years. Expense is being recognized for the 2018, 2019 and 2020 awards as it is considered probable that the performance goals for those awards will be met.

Notes to Financial Statements	Accumulated Other Comprehensive Income

Accumulated Other Comprehensive Income (Loss) by Component

Changes in accumulated other comprehensive income ("OCI") (in thousands):

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
June 30, 2020	$16,455	$(9,133)	$(3,468)	$794	$4,648
OCI before reclassifications	35,231	713	281	(2,501)	33,724
Amount reclassified from accumulated OCI	—	—	(474)	739	265
Net current-period OCI	35,231	713	(193)	(1,762)	33,989
September 30, 2020	$51,686	$(8,420)	$(3,661)	$(968)	$38,637

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
December 31, 2019	$8,898	$(2,491)	$(3,299)	$20	$3,128
OCI before reclassifications	42,788	(5,929)	122	(1,340)	35,641
Amount reclassified from accumulated OCI	—	—	(484)	352	(132)
Net current-period OCI	42,788	(5,929)	(362)	(988)	35,509
September 30, 2020	$51,686	$(8,420)	$(3,661)	$(968)	$38,637

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
June 30, 2019	$13,122	$(2,200)	$(2,778)	$1,627	$9,771
OCI before reclassifications	(5,729)	(3,328)	(504)	557	(9,004)
Amount reclassified from accumulated OCI	—	—	303	(860)	(557)
Net current-period OCI	(5,729)	(3,328)	(201)	(303)	(9,561)
September 30, 2019	$7,393	$(5,528)	$(2,979)	$1,324	$210

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
December 31, 2018	$12,244	$2,662	$(2,703)	$590	$12,793
OCI before reclassifications	(4,851)	(8,190)	(922)	2,179	(11,784)
Amount reclassified from accumulated OCI	—	—	646	(1,445)	(799)
Net current-period OCI	(4,851)	(8,190)	(276)	734	(12,583)
September 30, 2019	$7,393	$(5,528)	$(2,979)	$1,324	$210

Notes to Financial Statements	Accumulated Other Comprehensive Income

Reclassifications out of accumulated OCI were as follows (in thousands):

	Amount reclassified from OCI				Affected line item in the Statement of Comprehensive (Income) Loss
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Defined Benefit Plans
Service and interest costs	$(474)	$303	$(484)	$646	Selling, general and administrative expenses
Tax	—	—	—	—	Income tax provision
Total after tax	$(474)	$303	$(484)	$646

Derivatives
Foreign currency forward contracts hedging sales	$(481)	$(197)	$(692)	$(189)	Net sales
Foreign currency forward contracts hedging purchases	1,259	(747)	1,029	(1,375)	Cost of products sold
Total loss (income) before tax	778	(944)	337	(1,564)
Tax	(39)	84	15	119	Income tax provision (benefit)
Total after tax	$739	$(860)	$352	$(1,445)

Notes to Financial Statements	Charges Related to Restructuring Activities

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

For the nine months ended September 30, 2020, charges totaled $4,657,000 which were related to North America of $865,000, Europe of $3,674,000 and All Other of $118,000. In North America and All Other, costs were incurred related to severance. The European charges were for severance costs of $3,328,000 and contract terminations of $346,000 primarily related to the closure of a German manufacturing facility. Payments for the nine months ended September 30, 2020 were $5,692,000 and the cash payments were funded with the company's cash on hand. The 2020 charges are expected to be paid out within twelve months.
For the nine months ended September 30, 2019, charges totaled $3,641,000 which were related to North America of
$1,539,000, Europe of $1,903,000 and All Other of $199,000. In North America, costs were incurred related to severance of $1,495,000 and contract terminations of $44,000. The European and All Other charges were for severance costs. Payments for the nine months ended September 30, 2019 were $4,152,000 and the cash payments were funded with company's cash on hand. Most of the 2019 charges have been paid out.
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

A progression by reporting segment of the accruals recorded as a result of the restructuring for the nine months ended September 30, 2020 is as follows (in thousands):

	Severance	Contract Terminations	Total
December 31, 2019 Balances
North America	$211	$—	$211
Europe	6,406	4	6,410
All Other	406	—	406
Total	7,023	4	7,027
Charges
North America	691	—	691
Europe	592	73	665
All Other	36	—	36
Total	1,319	73	1,392
Payments
North America	(562)	—	(562)
Europe	(959)	(73)	(1,032)
All Other	(276)	—	(276)
Total	(1,797)	(73)	(1,870)
March 31, 2020 Balances
North America	340	—	340
Europe	6,039	4	6,043
All Other	166	—	166
Total	$6,545	$4	$6,549
Charges
North America	$28	$—	$28
Europe	1,302	273	1,575
All Other	82	—	82
Total	1,412	273	1,685
Payments
North America	(265)	—	(265)
Europe	(1,596)	(273)	(1,869)
All Other	(82)	—	(82)
Total	(1,943)	(273)	(2,216)
June 30, 2020 Balances
North America	103	—	103
Europe	5,745	4	5,749
All Other	166	—	166
Total	$6,014	$4	$6,018
Charges
North America	146	—	146
Europe	1,434	—	1,434
All Other	—	—	—
Total	1,580	—	1,580
Payments
North America	(151)	—	(151)
Europe	(1,455)	—	(1,455)
All Other	—	—	—
Total	(1,606)	—	(1,606)

Notes to Financial Statements	Charges Related to Restructuring Activities

	Severance	Contract Terminations	Total
September 30, 2020 Balances
North America	98	—	98
Europe	5,724	4	5,728
All Other	166	—	166
Total	$5,988	$4	$5,992

Notes to Financial Statements	Income Taxes

Income Taxes

The company had an effective tax rate of 39.2% and 26.8% on losses before tax for the three and nine months ended September 30, 2020, respectively, compared to an expected benefit of 21.0% on the pre-tax loss for each period. The company had an effective tax rate of 69.6% and 26.8% on losses before tax for the three and nine months ended and September 30, 2019, respectively, compared to an expected benefit for the three and nine months ended September 30, 2019 of 21.0% on the pre-tax loss for each period. The company's effective tax rate for the three and nine months ended September 30, 2020 and September 30, 2019 were unfavorable as compared to the U.S. federal statutory rate expected benefit, principally due to the negative impact of the company not being able to record tax benefits related to the significant losses in countries which had tax valuation allowances. The effective tax rate was increased for the three and nine months ended September 30, 2020 and September 30, 2019 by certain taxes outside the United States, excluding countries with tax valuation allowances, that were at an effective rate higher than the U.S. statutory rate, except for the gain on the disposition of Dynamic Controls which was not taxable locally. In addition, the company had accrued withholding taxes on earnings of its Chinese subsidiary based on the expectation of not permanently reinvesting those earnings. The sale of this entity, without such distribution resulted in the reversal of this accrual in the amount of $988,000 for the nine months ended September 30, 2020.

Notes to Financial Statements	Net Earnings (Loss) Per Common Share

Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated.

(In thousands except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Basic
Weighted average common shares outstanding	34,419	33,660	34,213	33,571

Net loss	$(7,276)	$(8,041)	$(23,163)	$(34,644)

Net loss per common share	$(0.21)	$(0.24)	$(0.68)	$(1.03)

Diluted
Weighted average common shares outstanding	34,419	33,660	34,213	33,571
Share options and awards	111	8	100	10
Weighted average common shares assuming dilution	34,530	33,668	34,313	33,581

Net loss	$(7,276)	$(8,041)	$(23,163)	$(34,644)

Net loss per common share *	$(0.21)	$(0.24)	$(0.68)	$(1.03)
________
* Net loss per common share assuming dilution calculated utilizing weighted average shares outstanding-basic for the periods in which there was a net loss.

At September 30, 2020, 300,149 shares associated with shares options were excluded from the average common shares assuming dilution for the three and nine months ended September 30, 2020 as they were anti-dilutive. At September 30, 2020, the majority of the anti-dilutive shares were granted at an exercise price of $24.45, which was higher than the average fair market value price of $6.93 and $7.12 for the three and nine months ended September 30, 2020.

At September 30, 2019, 326,799 shares associated with share options were excluded from the average common shares assuming dilution for the three and nine months ended September 30, 2019 as they were anti-dilutive. At September 30, 2019, the majority of the anti-dilutive shares were granted at an exercise price of $25.24, which was higher than the average fair market value price of $5.61 and $6.43 for the three and nine months ended September 30, 2019.

For the three and nine months ended September 30, 2020 and September 30, 2019, respectively, no shares were included in the common shares assuming dilution related to the company's issued warrants as the average market price of the company shares for these periods did not exceed the strike price of the warrants.

Notes to Financial Statements	Concentration of Credit Risk

Concentration of Credit Risk

The company manufactures and distributes durable medical equipment to the home health care, retail and extended care markets. The company performs credit evaluations of its customers’ financial condition. The company utilizes De Lage Landen, Inc. (“DLL”), a third-party financing company, to provide lease financing to Invacare's U.S. customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a recourse obligation of $2,682,000 at September 30, 2020 to DLL for events of default under the contracts, which total $8,262,000 at September 30, 2020. Guarantees, ASC 460, requires the company to record a guarantee liability as it relates to the limited recourse obligation. The company's recourse is reevaluated by DLL biannually, considers activity between the biannual dates and excludes any receivables purchased by the company from DLL. The company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with Receivables, ASC 310-10-05-4. Credit losses are provided for in the financial statements.

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

The company has historically not recognized any material amount of ineffectiveness related to forward contract cash flow hedges because the company generally limits its hedges to between 50% and 90% of total forecasted transactions for a given entity’s exposure to currency rate changes and the transactions hedged are recurring in nature. Furthermore, most of the hedged transactions are related to intercompany sales and purchases for which settlement occurs on a specific day each month. Forward contracts with a total notional amount in USD of $155,783,000 and $110,373,000 matured for the nine months ended September 30, 2020 and September 30, 2019, respectively.

Notes to Financial Statements	Derivatives

Outstanding foreign currency forward exchange contracts qualifying and designated for hedge accounting treatment were as follows (in thousands USD):

	September 30, 2020		December 31, 2019
	Notional Amount	Unrealized Net Gain (Loss)	Notional Amount	Unrealized Net Gain (Loss)
USD / AUD	$960	$(41)	$3,840	$(106)
USD / CAD	1,138	(2)	3,888	32
USD / EUR	17,468	(1,061)	110,905	122
USD / GBP	387	(11)	3,972	(8)
USD / NZD	290	(13)	2,760	(166)
USD / SEK	876	(88)	5,062	(38)
USD / MXN	3,901	(58)	6,763	346
EUR / CAD	915	(42)	4,151	24
EUR / CHF	2,703	(45)	9,821	10
EUR / GBP	6,325	178	29,824	(216)
EUR / SEK	2,330	(72)	9,493	(46)
EUR / NOK	1,490	14	5,797	15
DKK / SEK	1,402	40	5,936	24
NOK / SEK	1,490	53	5,151	18
	$41,675	$(1,148)	$207,363	$11

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

Foreign currency forward exchange contracts not qualifying or designated for hedge accounting treatment, as well as ineffective hedges, entered into in 2020 and 2019, respectively, and outstanding were as follows (in thousands USD):

	September 30, 2020		December 31, 2019
	Notional Amount	Gain (Loss)	Notional Amount	Gain (Loss)
AUD / USD	$6,149	$96	$10,000	$(94)
CAD / USD	8,321	88	8,000	(50)
EUR / USD	11,735	(745)	10,000	104
DKK / USD	15,081	(137)	—	—
GBP / USD	650	(18)	7,000	40
NOK / USD	8,986	(427)	—	—
NZD / USD	309	(9)	4,500	(101)
EUR / CAD	130	(6)	—	—
EUR / GBP	2,086	59	—	—
AUD / NZD	6,438	21	7,900	23
EUR / NOK	80	1	—	—
	$59,965	$(1,077)	$47,400	$(78)

The fair values of the company’s derivative instruments were as follows (in thousands):

	September 30, 2020		December 31, 2019
	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	$334	$1,482	$668	$657
Derivatives not designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	265	1,342	170	248
Total derivatives	$599	$2,824	$838	$905

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

The effect of derivative instruments on Accumulated Other Comprehensive Income (OCI) and the Statement of Comprehensive Income (Loss) and was as follows (in thousands):

Derivatives in ASC 815 cash flow hedge relationships	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended September 30, 2020
Foreign currency forward exchange contracts	$(2,501)	$(739)	$(662)
Nine months ended September 30, 2020
Foreign currency forward exchange contracts	$(1,340)	$(352)	$(718)
Three months ended September 30, 2019
Foreign currency forward exchange contracts	$557	$860	$(2)
Nine months ended September 30, 2019
Foreign currency forward exchange contracts	$2,179	$1,445	$50

Derivatives not designated as hedging instruments under ASC 815			Amount of Gain (Loss) Recognized in Income on Derivatives
Three months ended September 30, 2020
Foreign currency forward exchange contracts			$(1,320)
Nine months ended September 30, 2020
Foreign currency forward exchange contracts			$(1,077)
Three months ended September 30, 2019
Foreign currency forward exchange contracts			$317
Nine months ended September 30, 2019
Foreign currency forward exchange contracts			$103
The gains or losses recognized as the result of the settlement of cash flow hedge foreign currency forward contracts are recognized in net sales for hedges of inventory sales and in cost of product sold for hedges of inventory purchases. For the three and nine months ended September 30, 2020, net sales were increased by $481,000 and $692,000 while cost of product sold was increased by $1,259,000 and $1,029,000 for net pre-tax realized loss of $778,000 and $337,000, respectively. For the three and nine months ended September 30, 2019, net sales were increased by $197,000 and $189,000 while cost of product sold was decreased by $747,000 and $1,375,000 for net realized pre-tax gains of $944,000 and $1,564,000, respectively.

Losses of $1,320,000 and $1,077,000 were recognized in selling, general and administrative (SG&A) expenses for the three and nine months ended September 30, 2020 compared to gains of $317,000 and $103,000 for the three and nine months ended September 30, 2019 related to forward contracts not designated as hedging instruments. The forward contracts were entered into to offset gains/losses that were also recorded in SG&A expenses on intercompany trade receivables or payables. The gains/losses on the non-designated hedging instruments were substantially offset by gains/losses on intercompany trade payables.

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

Notes to Financial Statements	Derivatives

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
The fair values of the outstanding convertible note derivatives as of September 30, 2020 and their effect on the Statement of Comprehensive Income (Loss) were as follows (in thousands):

		Gain (Loss)		Gain (Loss)
	Fair Value	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Convertible 2021 debt conversion long-term liability	$—	$—	$—	$—	$(2,210)
Convertible 2022 debt conversion long-term liability	—	—	—	—	(6,193)
Convertible 2021 note hedge long-term asset	—	—	—	—	2,852
Convertible 2022 note hedge long-term asset	—	—	—	—	6,748
Net fair value and net gain on convertible debt derivatives	$—	$—	$—	$—	$1,197
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
The following table provides a summary of the company’s assets and liabilities that are measured on a recurring basis (in thousands):

	Basis for Fair Value Measurements at Reporting Date
	Quoted Prices in Active Markets for Identical Assets / (Liabilities)	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Level I	Level II	Level III
September 30, 2020
Forward exchange contracts—net	—	$(2,225)	—
December 31, 2019
Forward exchange contracts—net	—	$(67)	—

The carrying values and fair values of the company’s financial instruments are as follows (in thousands):

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$86,825	$86,825	$80,063	$80,063
Other investments	85	85	85	85
Installment receivables, net of reserves	325	325	913	913
Total debt (including current maturities of long-term debt) *	(242,264)	(218,231)	(219,522)	(207,193)
Forward contracts in Other Current Assets	599	599	838	838
Forward contracts in Accrued Expenses	(2,824)	(2,824)	(905)	(905)
________
* The company's total debt is shown net of discount and fees associated with the Convertible Senior Notes due in 2021, 2022 and 2024 on the company's condensed consolidated balance sheet. Accordingly, the fair values of the Convertible Senior Notes due in 2021, 2022 and 2024 are included in the long-term debt presented in this table are also shown net of the discount and fees. Total debt amounts exclude operating and financing leases obligations.

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

Forward contracts: The company operates internationally, and as a result, is exposed to foreign currency fluctuations. Specifically, the exposure includes intercompany loans and third-party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized and accounted for as hedging instruments. The forward contracts are used to hedge the following currencies: AUD, CAD, CHF, DKK, EUR, GBP, MXN, NOK, NZD, SEK and USD. The company does not use derivative financial instruments for speculative purposes. Fair values for the company’s foreign exchange forward contracts are based on quoted market prices for contracts with similar maturities. The company’s forward contracts are included in Other Current Assets or Accrued Expenses in the condensed consolidated balance sheets.

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

Notes to Financial Statements	Business Segments

The information by segment is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues from external customers
Europe	$116,285	$137,371	$339,147	$396,206
North America	88,055	87,118	261,595	262,915
All Other (Asia Pacific)	7,566	11,285	25,904	35,930
Consolidated	$211,906	$235,774	$626,646	$695,051
Intersegment revenues
Europe	$6,027	$3,124	$14,438	$10,396
North America	23,625	21,130	66,356	61,109
All Other (Asia Pacific)	1,116	3,904	3,645	9,776
Consolidated	$30,768	$28,158	$84,439	$81,281
Restructuring charges before income taxes
Europe	$1,434	$1,263	$3,674	$1,903
North America	146	331	865	1,539
All Other	—	34	118	199
Consolidated	$1,580	$1,628	$4,657	$3,641
Operating income (loss)
Europe	$7,600	$11,365	$16,624	$22,617
North America	2,992	(1,694)	5,759	(7,316)
All Other	(6,082)	(5,625)	(17,377)	(18,230)
Charge expense related to restructuring activities	(1,580)	(1,628)	(4,657)	(3,641)
Gain on sale of business	—	—	9,790	—
Consolidated operating income (loss)	2,930	2,418	10,139	(6,570)
Net gain on convertible debt derivatives	—	—	—	1,197
Loss on debt extinguishment including debt finance charges and associated fees	(761)	(280)	(7,360)	(280)
Net Interest expense	(7,395)	(6,879)	(21,042)	(21,666)
Loss before income taxes	$(5,226)	$(4,741)	$(18,263)	$(27,319)

Notes to Financial Statements	Business Segments

Net sales by product, are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Europe
Lifestyle	$50,307	$59,403	$160,628	$182,103
Mobility and Seating	54,851	68,286	147,275	184,819
Respiratory Therapy	6,070	4,919	16,680	14,875
Other(1)	5,057	4,763	14,564	14,409
	$116,285	$137,371	$339,147	$396,206
North America
Lifestyle	$41,845	$43,401	$124,888	$131,259
Mobility and Seating	26,572	31,252	82,485	89,638
Respiratory Therapy	19,405	12,108	53,626	40,811
Other(1)	233	357	596	1,207
	$88,055	$87,118	$261,595	$262,915
All Other (Asia Pacific)
Mobility and Seating	$2,670	$6,645	$10,757	$21,986
Lifestyle	3,375	3,001	10,176	8,261
Respiratory Therapy	195	175	1,043	1,063
Other(1)	1,326	1,464	3,928	4,620
	$7,566	$11,285	$25,904	$35,930

Total Consolidated	$211,906	$235,774	$626,646	$695,051
   ________________________
(1)Includes various services, including repair services, equipment rentals and external contracting.

Notes to Financial Statements	Contingencies

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
The results of regulatory claims, proceedings, investigations, or litigation are difficult to predict. An

Notes to Financial Statements	Contingencies

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The company is at times exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. Additionally, the company operates internationally and, as a result, is exposed to foreign currency fluctuations. Specifically, the exposure results from intercompany loans, intercompany sales or payments and third-party sales or payments. While the company is exposed to increases in interest rates, including on borrowings under its Credit Agreement, its exposure to the volatility of the current market environment is currently limited until the Credit Agreement expires in 2024. Should the company be required to seek and obtain additional or alternative financing, such financing, if available, may require the company to pay substantially higher interest rates. As discussed elsewhere in this report, the COVID-19 pandemic has negatively impacted, and will continue to negatively impact the company’s business and results of operations. As we cannot predict the duration or scope of the COVID-19 pandemic, the negative financial impact to the company’s results cannot be reasonably estimated, but could be material.

Item 4.    Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures
As of September 30, 2020, an evaluation was performed, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of September 30, 2020, in ensuring that information required to be disclosed by the company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Item 1A. Risk Factors
The COVID-19 pandemic has disrupted, and may continue to disrupt, the company’s operations and could have a material adverse effect on the company’s business, financial condition and liquidity.
The company’s business could be materially and adversely affected by the outbreak of a widespread health epidemic. The present coronavirus (or COVID-19) pandemic has disrupted the company’s operations and affected the company’s business due to many factors, including imposition by government authorities of mandatory closures, work-from-home orders and social distancing protocols, and voluntary facility closures or other restrictions that could materially adversely affect the company’s ability to adequately staff and maintain its operations. Specifically, the company had experienced at least one mandatory temporary facility closure, and may experience in the future additional temporary facility closures in response to government mandates in certain jurisdictions in which the company operates and in response to positive diagnoses for COVID-19 in certain facilities for the safety of the company’s associates.
The COVID-19 pandemic has also disrupted the company’s operations and supply chain and could materially adversely impact its ability to secure raw materials, components and supplies for its facilities and to provide personal protective equipment for its employees. There may also be long-term effects on the company’s customers and in the economies of affected countries. The pandemic has caused temporary closure of, or restricted access to, health care provider facilities where the company's products are demonstrated, trialed, fitted and sold. Limitations on non-acute care due to the pandemic have delayed or reduced the ability for end users to gain access to the company's products.
The government actions to address the COVID-19 pandemic continue to change. As a result, the countries in which the company’s products are manufactured and distributed remain in varying stages of restrictions. Certain jurisdictions have had to re-establish restrictions due to a resurgence in COVID-19 cases. Additionally, although access to elective healthcare by patients and access to healthcare for many of the company’s customers has begun to be restored or increased, such access may be forced to be limited or closed if a resurgence of COVID-19 cases occurs. Even as government restrictions have been lifted and economies gradually reopened, the shape of the economic recovery remains uncertain and may continue to negatively impact the company's results of operations, cash flows and financial position in subsequent quarters. Given this current level of economic and operational uncertainty over the impacts of COVID-19, the ultimate financial impact cannot be reasonably estimated at this time.
The COVID-19 pandemic and similar issues in the future could have a material adverse effect on the company’s ability to operate, results of operations, financial condition and liquidity. In addition, public health restrictions and preventive measures the company may voluntarily put in place, could have a material adverse effect on the company's business for an indefinite period of time, such as the potential shut down of certain locations, decreased employee availability, border closures, among others. The company’s suppliers and customers may also face these and other challenges, which could lead to continued disruption in the company’s supply chain, as well as decreased customer demand for the company’s products. These issues may also materially affect the company’s future access to its sources of liquidity, particularly its cash flows from operations, financial condition and capitalization. Although these disruptions may continue to occur, the long-term economic impact and near-term financial impacts of such issues, may not be reasonably estimated due to the uncertainty of future developments.
In addition to the foregoing risk factor and the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Part II, Item 1A of the company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020 and the company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020.

Part II	Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of common shares made by the company during the three months ended September 30, 2020.

Period			Total Number of Shares Purchased (1)	Avg. Price Paid Per Share $	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
7/1/2020	-	7/31/2020	—	$—	—	2,453,978
8/1/2020	-	8/31/2020	1,284	6.80	—	2,453,978
9/1/2020	-	9/30/2020	—	—	—	2,453,978
Total			1,284	$6.80	—	2,453,978
________
(1)All 1,284 shares repurchased between July 1, 2020 and September 30, 2020 were surrendered to the company by employees for minimum tax withholding purposes in conjunction with the vesting of restricted shares awarded to the employees or the exercise of non-qualified options by employees under the company's equity compensation plans.

(2)In 2001, the Board of Directors authorized the company to purchase up to 2,000,000 Common Shares, excluding any shares acquired from employees or directors as a result of the exercise of options or vesting of restricted shares pursuant to the company’s performance plans. The Board of Directors reaffirmed its authorization of this repurchase program on November 5, 2010, and on August 17, 2011 authorized an additional 2,046,500 shares for repurchase under the plan. To date, the company has purchased 1,592,522 shares under this program, with authorization remaining to purchase 2,453,978 shares. The company purchased no shares pursuant to this Board authorized program during the quarter ended September 30, 2020.

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

Item 5.    Other Information

As previously disclosed in March 2020, the named executive officers in the company's most recent proxy statement filed with the SEC, agreed to defer payment of (i) 100% of their respective annual cash bonuses earned in 2019, (ii) 20% of their respective base salaries for April 2020, and (iii) any salary increase in 2020, in order to mitigate the financial and operational impacts of the COVID-19 pandemic. The aggregate amount of deferrals was approximately $2,200,000. The company expects to pay all of these deferred amounts during the fourth quarter of 2020.

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

INVACARE CORPORATION

Date:	October 29, 2020	By:	/s/ Kathleen P. Leneghan
Name: Kathleen P. Leneghan
Title: Senior Vice President and Chief Financial Officer
(As Principal Financial and Accounting Officer and on behalf of the registrant)