Form 10-Q
period 2021-03-31
INVACARE CORP
filed 2021-05-05
CIK 742112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[☒] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒
As of May 3, 2021, the registrant had 34,951,521 Common Shares and 3,667 Class B Common Shares outstanding.

	Item	Page
PART I: FINANCIAL INFORMATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations	2	1
Financial Statements (Unaudited)	1
Condensed Consolidated Statement of Comprehensive Income (Loss) - Three Months Ended March 31, 2021 and March 31, 2020		16
Condensed Consolidated Balance Sheets - March 31, 2021 and December 31, 2020		17
Condensed Consolidated Statement of Cash Flows - Three Months Ended March 31, 2021 and March 31, 2020		18
Condensed Consolidated Statement of Shareholders' Equity - Three Months Ended March 31, 2021 and March 31, 2020		19
Notes to Condensed Consolidated Financial Statements - March 31, 2021		20
Quantitative and Qualitative Disclosures About Market Risk	3	65
Controls and Procedures	4	65

PART II: OTHER INFORMATION
Legal Proceedings	1	66
Unregistered Sales of Equity Securities and Use of Proceeds	2	67
Exhibits	6	68
Signatures		69

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The discussion and analysis presented below is concerned with material changes in financial condition and results of operations between the periods specified in the condensed consolidated balance sheets at March 31, 2021 and December 31, 2020, and in the condensed consolidated statement of comprehensive income (loss) for the three months ended March 31, 2021 and March 31, 2020. All comparisons presented are with respect to the same period last year, unless otherwise stated. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes that appear elsewhere in this Quarterly Report on Form 10-Q and the MD&A included in the company's Annual Report on Form 10-K for the year ended December 31, 2020. For some matters, SEC filings from prior periods may be useful sources of information.
OVERVIEW

OVERVIEW
Invacare is a multi-national company with integrated capabilities to design, manufacture and distribute durable medical devices. The company makes products that help people move, breathe, rest and perform essential hygiene, and with those products the company supports people with congenital, acquired and degenerative conditions. The company's products and solutions are important parts of care for people with a range of challenges, from those who are active and involved in work or school each day and may need additional mobility or respiratory support, to those who are cared for in residential care settings, at home and in rehabilitation centers. The company operates in facilities in North America, Europe and Asia Pacific, which are the result of more than 50 acquisitions made over the company's 40+ year history.
COVID-19 Impact on Access to Healthcare and Global Supply Chain
The company continues to actively monitor the coronavirus (COVID-19) pandemic, which has negatively impacted the business primarily by limiting access to healthcare and disrupting the global supply chain. As a result, and consistent with expectations, the company realized lower net sales in 1Q21 compared to the first quarter of the prior year period, which was not impacted by these factors. The decline in net sales resulted in operational inefficiencies which in turn resulted in reduced profitability.
Demand for the company's products remains high as evidenced by a strong order book and elevated backlog. However, fulfilling orders during the first quarter was challenging due to global supply chain and logistics disruptions. Invacare's products include a large number components, and these disruptions have delayed delivery of components required for final assembly and order fulfillment. Further, certain countries have reinstated shutdowns and stay-at-home orders causing additional assembly and production delays that have also delayed order fulfillment. As a result, backlog has increased in all product categories from December 31, 2020.
While public health restrictions remain, the company anticipates, as vaccination initiatives progress, healthcare access resumes, and more active lifestyles return during the summer months, higher net sales for the balance of 2021 with growth as compared to prior year.
As a result of the company's view that the net sales decline during 1Q21 is temporary, the company has opted not to impose more robust cost containment measures to offset the impact of reduced net sales. The company believes its human capital resources will be essential to facilitate anticipated sales recovery for the remainder of 2021 and to address current backlog and anticipated demand.
The extent to which the company’s operations will be further impacted by the pandemic will depend largely on future developments, which remain highly uncertain and difficult to accurately predict, including, among other things, new information which may emerge concerning the severity of the pandemic; new and growing outbreaks of COVID-19 or new strains of COVID-19; actions by government authorities to contain COVID-19 or treat its impact, such as reimposed public health restrictions or restrictions on access to healthcare facilities; efforts to combat COVID-19, such as vaccine development and distribution; and global supply chain disruption which may impact access to components and products.
As an “essential” business making medical devices, the company has continued to operate in all of its facilities, having taken the recommended public health measures to ensure worker and workplace safety. The company continues to experience high demand globally for its respiratory products. These products are being deployed in the fight against the COVID-19 pandemic to provide access to purified oxygen needed in respiratory care. The company continues to work to increase its capacity to produce these critical products and resolve global supply chain challenges that are compounded

MD&A	Overview

by the effects of the pandemic. As a result, there are practical limits to the extent the company can increase output. In addition, the company continues to take steps to offset cost increases from pandemic-related supply chain disruptions.
The initial stages of the pandemic appropriately focused the provision of healthcare to urgent non-elective care, reducing access to clinicians and healthcare facilities on which other parts of the company’s business rely to engage with customers for product trials and fittings. As a result, and combined with various stay-at-home orders, the company experienced a global decline in quotes for mobility and seating products, and a resultant decline in orders starting primarily in the second quarter of 2020. While the company believes the decline in net sales is temporary in nature, the rebound of the business will depend on the continued restoration of access to healthcare and loosening of public health measures, and will be impacted by several items including government actions and policies related to the pandemic, and the magnitude of the pandemic.
The company continues to optimize its balance sheet for the current environment. In the first quarter of 2021, the company issued $125,000,000 aggregate principal amount of 4.25% convertible senior notes due in 2026 (the "2026 Notes"), purchased related capped calls for the 2026 Notes to minimize potential dilution from the 2026 Notes, repurchased $78,850,000 aggregate principal amount of its 4.50% convertible senior notes due 2022 (the "2022 Notes") and settled $1,250,000 aggregate principal amount of its 5.00% convertible senior notes due 2021 (the "2021 Notes") which matured during the quarter. Borrowings on the company's asset-based lending (ABL) credit facilities were reduced in the first quarter. These transactions enhanced financial flexibility in reducing near-term debt with the proceeds of the new convertible notes maturing in March 2026. These actions, as well as the continued borrowing availability under the ABL revolving credit facilities, and the anticipated generation of Adjusted EBITDA and free cash flow, should provide the company sufficient liquidity to manage the business and meet its obligations.
Strategy
The company has committed to providing medical products that deliver the best clinical value; promote recovery, independence and active lifestyles; and support long-term conditions and palliative care. The company's strategy aligns its resources to produce products and solutions that assist customers and end-users with the most clinically complex needs. By focusing the company's efforts to provide the best possible assistance and outcomes to the people and caregivers who use its products, the company aims to improve its financial condition for sustainable profit and growth. To execute this strategy, the company is undertaking a substantial multi-year business optimization plan.
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
As it navigates the uncertain business environment resulting from COVID-19, the company continues to allocate more resources to the business units experiencing increased demand and expects to continue taking actions to mitigate the potential negative financial and operational impacts on other parts of the company's business that have declined. In the medium-term, the company still expects to execute on its business optimization strategy, such as global IT modernization initiative which is expected to ultimately result in optimization of the operating structure.
Outlook
The company participates in growing durable healthcare markets and serves a persistent need for its products. The company will continue to improve operating efficiency, together with the lifting of public health restrictions and resolution of supply chain disruptions, to yield improved financial performance. As a result, the company continues to expect to grow revenue, profitability, and improve its cash flow performance for the year. As approximately 95% of the company's revenues are generated in the Northern Hemisphere, the company expects sales growth for the remainder of the year assuming the expectation of healthcare access resuming, a return to more active lifestyles in the

MD&A	Overview

warmer months as the pandemic subsides, and amplified by the adoption of new products and pent up demand from the prior year.
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

Cash flow for 2021 is expected to fund one-time payments for severance costs related to the German plant consolidation and funding VAT and other taxes deferred from 2020 as a result of programs implemented by many jurisdictions as result of the pandemic. The company has historically generated negative cash flow performance during the first half of the year. This pattern is expected to continue due to the timing of annual one-time payments such as customer rebates and employee bonuses earned during the prior year, and higher working capital usage from seasonal inventory increases. Quarterly cash flow is anticipated to be impacted by timing of sales growth which will impact accounts receivable collections. The company anticipates spending $20,000,000 on capital expenditures in 2021.
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

($ in thousands USD)	1Q21*	1Q20	% Change Fav/(Unfav)	Foreign Exchange % Impact	Divestiture % Impact	Constant Currency % Change Fav/(Unfav)
Europe	112,775	120,968	(6.8)	8.0	—	(14.8)
North America	75,974	86,971	(12.6)	0.5	—	(13.1)
All Other (Asia Pacific)	7,453	10,501	(29.0)	14.1	(26.7)	(16.4)
Consolidated	196,202	218,440	(10.2)	5.3	(1.3)	(14.2)

* Date format is quarter and year in each instance.

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
The global pandemic continued to impact sales across all segments. Public health restrictions limited access to healthcare professionals and institutions needed for certain product selections and global supply chain disruptions related to transportation and logistics delayed receipt of components and limited conversion of orders to shipments in the quarter. These items impacted each of the regions in 1Q21 and resulted in declines in net sales compared to the same period last year. The company believes the global supply chain disruptions from 1Q21 are temporary, and as these disruptions subside and access to healthcare increases, sales growth should return for the remainder of the year. In addition, the pandemic did not impact 1Q20.
Europe - Constant currency net sales decreased $17,870,000, or 14.8% in 1Q21 compared to 1Q20 as sales continued to be significantly impacted by the pandemic. Shutdown orders in certain countries contributed to decreases in sales of mobility and seating products and lifestyle products, which was slightly offset by growth in respiratory products. Shutdowns impacted the company's operations to various degrees in France, Germany, UK and the Nordic countries.
North America - Constant currency net sales for 1Q21 decreased $11,391,000 or 13.1% compared to 1Q20 driven by declines in sales of mobility and seating and non-bed lifestyle products which more than offset growth in respiratory products.
All Other - Constant currency net sales, which relate entirely to the Asia Pacific region, decreased $1,263,000 or 16.4% for 1Q21 compared to 1Q20 driven by declines in lifestyle products offset by growth in mobility and seating products.

MD&A	Net Sales

Constant currency net sales of mobility and seating products, which comprise most of the company's clinically complex product portfolio, decreased to 35.8% of net sales in 1Q21 from 39.8% in 1Q20.

This decrease reflects the significant impacts of the pandemic, particularly limited access to healthcare professionals and institutions needed for certain product selections, specifically for mobility and seating products and non-bed related lifestyle products. In addition, net sales in 1Q21 were impacted by global supply chain disruptions impacting the availability of components.

MD&A	Gross Profit

GROSS PROFIT

Gross profit as a percentage of net sales for 1Q21 decreased 100 basis points to 27.8%, primarily attributable to unfavorable manufacturing variances as a result of reduced net sales. Gross profit was also impacted by unfavorable product mix. Unfavorable manufacturing variances in 1Q21 were the result of both lower volumes and increased costs due to component shortages and transportation delays which impacted labor costs in several of our manufacturing and assembly locations in Europe and North America.

Gross profit drivers by segment:
Europe - Gross profit as a percentage of net sales for 1Q21 decreased 1.6 percentage points and $3,972,000, compared to 1Q20 driven by lower net sales and unfavorable manufacturing variances as a result of reduced net sales.
North America - Gross profit as a percentage of net sales for 1Q21 was flat while gross profit dollars declined $3,887,000 compared to 1Q20 driven by lower net sales and unfavorable manufacturing variances as a result of reduced net sales.
All Other - Gross profit as a percentage of net sales for Asia Pacific increased 7.3 percentage points while gross profit dollars declined $1,040,000 compared to 1Q20 primarily driven by reduced sales and divestiture of the Dynamic Controls business as of March 7, 2020.
All Other also includes the impact of intercompany profit eliminations for the consolidated company.

MD&A	SG&A

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

($ in thousands USD)	1Q21	1Q20	Reported Change	Foreign Exchange Impact	Divestiture % Impact	Constant Currency Change
SG&A expenses - $	58,821	61,738	(2,917)	3,006	(826)	(5,097)
SG&A expenses - % change			(4.7)	5.0	(1.3)	(8.4)
% to net sales	30.0	28.3

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

The divestiture impact is related to a portion of the SG&A expenses related to the Dynamic Controls business divested on March 7, 2020.

SG&A expenses, excluding the impact of foreign currency translation and divestitures, which is referred to as "constant currency SG&A," decreased for 1Q21 compared to the same period last year primarily due to reduced employment costs and lower sales and marketing expenses partially offset by unfavorable foreign currency transactions.

SG&A expense drivers by segment:

Europe - SG&A expenses for 1Q21 decreased $953,000 or 3.3% compared to 1Q20 with foreign currency translation increasing SG&A expenses by $2,537,000, or 8.8%. Constant currency SG&A expenses decreased $3,490,000, or 12.1%. The decreased expense was primarily attributable to lower employment costs and sales and marketing expenses.

North America - SG&A expenses for 1Q21 decreased $3,557,000 or 13.6%, compared to 1Q20 with foreign currency translation increasing SG&A expenses by $166,000. Constant currency SG&A expenses decreased $3,723,000, or 14.3% driven primarily by employment costs and sales and marketing expenses.

All Other - SG&A expenses for 1Q21 increased by $1,593,000 compared to 1Q20 with foreign currency translation increasing SG&A expenses by $303,000 and divestitures decreasing SG&A expenses by $826,000.
Constant currency SG&A expenses increased by $2,116,000. All Other includes SG&A related to the Asia Pacific businesses and non-allocated corporate costs. SG&A expenses related to non-allocated corporate costs for 1Q21 increased 7.4%, or $397,000, compared to 1Q20 driven primarily by stock compensation expense. Related to the Asia Pacific businesses, constant currency SG&A expenses increased $1,719,000, due to foreign currency transactions.

MD&A	Operating Income (Loss)

OPERATING INCOME (LOSS)

($ in thousands USD)	1Q21	1Q20	$ Change	% Change
Europe	3,832	6,850	(3,018)	(44.1)
North America	(2,375)	(2,045)	(330)	(16.1)
All Other	(5,640)	(3,555)	(2,085)	(58.6)
Gain on sale of business	—	9,590	(9,590)	(100.0)
Charges related to restructuring	(1,552)	(1,392)	(160)	(11.5)
Consolidated Operating Income (Loss)	(5,735)	9,448	(15,183)	(160.7)

For 1Q21, consolidated operating income (loss) declined significantly due to a $9,590,000 gain from the divestiture of Dynamic Controls in the prior year period and lower gross profit on net sales declines impacted by the pandemic, partially offset by lower SG&A expenses.

Operating income (loss) by segment:
Europe - Operating income for 1Q21 declined by $3,018,000, or 44.1%, primarily due to lower gross profit on net sales declines impacted by the pandemic, partially offset by lower SG&A expenses.

North America - Operating loss for 1Q21 increased by $330,000, or 16.1%, primarily due to lower gross profit on net sales declines impacted by the pandemic, partially offset by lower SG&A expenses.

All Other - Operating loss for All Other includes the operating income of the Asia Pacific businesses, offset by unallocated SG&A expenses and intercompany eliminations. Operating loss increased $2,085,000, or 58.6%, primarily driven by foreign currency transactions and divestiture of Dynamic Controls.

Charges Related to Restructuring Activities
Restructuring charges totaled $1,552,000 for 1Q21 compared to $1,392,000 for 1Q20 and were principally related to severance costs. Restructuring charges were incurred in the Europe segment of $730,000 and North America segment of $822,000.

MD&A	Other Items

OTHER ITEMS

Loss on debt extinguishment including debt finance changes and fees

($ in thousands USD)	1Q21	1Q20
Loss on debt extinguishment including debt finance fees	709	—

During the first quarter of 2021, the company repurchased and retired, at par plus accrued interest, $78,850,000 of its 2022 Notes. The result of the transaction was a loss on debt extinguishment including debt and finance fees of $709,000.

Interest

($ in thousands USD)	1Q21	1Q20	$ Change	% Change
Interest expense	5,731	6,676	(945)	(14.2)
Interest income	(1)	(60)	59	(98.3)

The decrease in interest expense for 1Q21 compared to the same period of prior year was primarily related to the adoption of ASU 2020-06 which eliminated interest expense from convertible debt discount amortization upon adoption on January 1, 2021 offset by accretion the company's 5.00% series II convertible senior exchange notes due 2024 (the "Series II 2024 Notes") which started in the second quarter of 2020. Refer to "Accounting Policies" in the Notes to the Condensed Consolidated Financial Statements for discussion of adoption.

Income Taxes
The company had an effective tax rate of 15.4% on losses and 74.2% on earnings before tax for the three months ended March 31, 2021 and March 31, 2020, respectively, compared to an expected benefit for the three months ended March 31, 2021 and an expected expense for the three months ended March 31, 2020 of 21.0% on the pre-tax loss and earnings for each period. The company's effective tax rate for the three months ended March 31, 2021 and March 31, 2020 were unfavorable as compared to the U.S. federal statutory rate, principally due to the negative impact of the company not being able to record tax benefits related to the significant losses in countries which had tax valuation allowances. The effective tax rate was increased for the three months ended March 31, 2021 and March 31, 2020 by certain taxes outside the United States, excluding countries with tax valuation allowances, that were at an effective rate higher than the U.S. statutory rate, except for the gain on the disposition of Dynamic Controls which was not taxable locally for the three months ended March 31, 2020. In addition, the company had accrued withholding taxes on earnings of its Chinese subsidiary based on the expectation of not permanently reinvesting those earnings. The sale of this entity, without such distribution resulted in the reversal of this accrual in the amount of $988,000 for the three months ended March 31, 2020.

As a result of the COVID-19 pandemic and the global impact on business activity, various governments have provided programs to help offset the liquidity pressures and impact on society. The company has taken advantage of some of these programs and will continue to consider other programs as they are announced. To date, the company has determined it has benefited or will benefit from: 1) deferral of U.S. payroll tax related to employer portion of social security from 2020, to be paid over 2 years; 2) a U.S. business interest limitation increase from 30% to 50% of US Federal adjusted taxable income for the 2019 and 2020 tax years; 3) the treatment of qualified improvement property as 15-year property in the U.S.; 4) and the deferral of income and indirect tax payments over various periods in other countries around the world where the company operates. Such programs had resulted in tax deferrals totaling approximately $11,000,000 through December 31, 2020 as a benefit to cash flows for that period then ended. In the first quarter of 2021, approximately $2,800,000 was paid related to the tax deferrals from 2020.

MD&A	Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES

The company continues to maintain an adequate liquidity position through its cash balances and bank lines of credit (refer to Long-Term Debt in the Notes to Condensed Consolidated Financial Statements included in this report) as described below.

Key balances on the company's balance sheet and related metrics:

($ in thousands USD)	March 31, 2021	December 31, 2020	$ Change	% Change
Cash and cash equivalents	86,052	105,298	(19,246)	(18.3)
Working capital (1)	132,048	144,080	(12,032)	(8.4)
Total debt (2)	369,951	339,928	30,023	8.8
Long-term debt (2)	361,527	330,903	30,624	9.3
Total shareholders' equity (3)	282,701	333,846	(51,145)	(15.3)
Credit agreement borrowing availability (4)	31,792	36,509	(4,717)	(12.9)
(1)    Current assets less current liabilities.
(2)    Total debt and Long-term debt include finance leases but exclude debt issuance costs recognized as a deduction from the carrying amount of debt liability and debt discounts in 2020 classified as debt or equity and operating leases.
(3)    1Q21 reflects the adoption of ASU 2020-06 "Debt with Conversion and Other Options" on January 1, 2021 which reduced total shareholders' equity by $25,128,000 and purchase of capped calls, related to the 2026 notes issued in 1Q21, also reduced total shareholders' equity by $18,787,000.
(4)    Reflects the combined availability of the company's North American and European asset-based revolving credit facilities before borrowings. The change in borrowing availability is due to changes in the calculated borrowing base, primarily due to lower accounts receivable balances as a result of reduced net sales impacted by the pandemic. At March 31, 2021, the company had $10,376,000 of borrowings outstanding on the European credit facility and no borrowings outstanding on its North America credit facility. Outstanding borrowings are based on credit availability calculated on a month lag related to the European credit facility.
The company's cash and cash equivalents balances were $86,052,000 and $105,298,000 at March 31, 2021 and December 31, 2020, respectively. The decrease in cash in the first three months of 2021 is primarily attributable to use from operating activities and cash used for continued investment in business improvement initiatives. In the first quarter of 2021, the company issued $125,000,000 principal amount of 2026 Notes, paid $4,608,000 in financing costs, purchased capped calls related to the 2026 Notes for $18,787,000, repurchased $78,850,000 principal amount of 2022 Notes, repaid $1,250,000 principal amount of 2021 Notes and reduced outstanding borrowings under its credit facilities by $21,126,000. The North America and Europe credit facilities under the company's Credit Agreement provides for asset-based-lending senior secured revolving credit facilities.

Refer to "Long-Term Debt" in the Notes to the Condensed Consolidated Financial statements included in this report for a summary of the material terms of the Company's long-term indebtedness.

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

The company's total debt outstanding, inclusive of the company's convertible senior notes due 2022, 2024 and 2026 and finance lease obligations, increased by $30,023,000 to $369,951,000 at March 31, 2021 from $339,928,000 as of December 31, 2020. The increase is primarily driven by issuance of $125,000,000 principal amount of 2026 Notes offset by repayment of $1,250,000 principal amount of 2021 Notes, repurchase of $78,850,000 principal amount of 2022 Notes and reduction of $21,126,000 of outstanding borrowings under the company's credit facilities.

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

MD&A	Liquidity and Capital Resources

The company is actively managing its business to maintain cash flow and liquidity. As discussed elsewhere in this report, the company has taken several defensive measures to enhance liquidity in response to the COVID-19 pandemic, including reducing expenses, managing capital expenditure, suspending its cash dividend, leveraging borrowings available under its credit facilities, raising capital and refinancing its near-term convertible debt, obtaining a loan pursuant to the CARES Act in the second quarter of 2020 and accessing other government programs in the US and Europe which resulted in making payments on value added tax deferrals from 2020 in the first quarter of 2021.

Based on the company's current expectations, the company believes that its cash and cash equivalent balances and available borrowing capacity under its Credit Agreement should be sufficient to meet working capital needs, capital requirements and commitments for at least the next twelve months. Notwithstanding the company's expectations, if the company's operating results decrease as the result of pressures on the business due to, for example, prolonged, or worsening of, negative impacts of the COVID-19 pandemic, currency fluctuations or regulatory issues or the company's failure to execute its business plans or if the company's business improvement actions take longer than expected to materialize, the company may require additional financing, or may be unable to comply with its obligations under the credit facilities, and its lenders could demand repayment of any amounts outstanding under the company's credit facilities. If additional financing is required, there can be no assurance that financing will be available on terms satisfactory to the company, if at all. As the company cannot predict the duration or scope of the COVID-19 pandemic and its impact on the company’s customers and suppliers, the negative financial impact to the company’s results cannot be reasonably estimated, but could be material.

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

While most of the company's debt has fixed interest, should interest rates increase, the company expects that it would be able to absorb modest rate increases without any material impact on its liquidity or capital resources. The weighted average interest rate on revolving credit borrowings, excluding finance leases, was 4.5% for the three months ended March 31, 2021 and 4.6% for the year ended December 31, 2020. Refer to "Long-Term Debt" and "Leases and Commitments" in the Notes to the Condensed Consolidated Financial Statements for more details regarding the company's credit facilities and lease liabilities, respectively.

CAPITAL EXPENDITURES

The company estimates that capital investments for 2021 could be approximately $20,000,000 compared to actual capital expenditures of $22,304,000 in 2020. The continued investment at this level relates primarily to the new ERP system. The company believes that its balances of cash and cash equivalents and existing borrowing facilities will be sufficient to meet its operating cash requirements and fund capital expenditures (refer to "Liquidity and Capital Resources"). The Credit Agreement limits the company's annual capital expenditures to $35,000,000.

DIVIDEND POLICY

On May 21, 2020, the Board of Directors suspended the quarterly dividend on the company's Common Shares in light of the impacts of the COVID-19 pandemic on the business. The Board of Directors suspended the company's regular dividend on the Class B Common Shares starting in Q3 2018. Less than 4,000 Class B Common Shares remain outstanding and suspending the regular Class B dividend allows the company to save on the administrative costs and compliance expenses associated with that dividend. Holders of Class B Common Shares are entitled to convert their shares into Common Shares at any time on a share-for-share basis and would be eligible for any Common Share dividends declared following any such conversion.

MD&A	Cash Flows

CASH FLOWS

The increase in cash used by operating activities for the three months ended March 31, 2021 was driven primarily by reduced profit, increased inventory and reduction of accrued expenses. Inventories increased significantly as a result of the pandemic including supply chain disruptions. This inventory should largely convert to net sales within the next two quarters. Accrued expenses declined as result of payment of severance related to German manufacturing facility consolidation, customer rebate payments and payment of a portion of tax deferrals from 2020.
The year over year change in Cash flows related to investing activities was driven primarily by gross proceeds of $14,563,000 from the sale of Dynamic Controls in the first quarter of 2020.
Cash flows used by financing activities in the first three months of 2021 included the issuance of $125,000,000 principal amount of 2026 Notes, payment of $4,608,000 in financing costs, purchase of capped calls related to the 2026 Notes for $18,787,000, repurchase of $78,850,000 principal amount of 2022 Notes and repayment of $1,250,000 principal amount of 2021 Notes. In addition, the company reduced its outstanding borrowings on its credit facilities by $21,126,000. Cash flows generated by financing activities in the first three months of 2020 were the result of increased borrowings on its credit facilities of $21,600,000. Borrowings on credit facilities are under the company's Credit Agreement which provides an asset-based-lending senior secured revolving credit facilities.

MD&A	Cash Flows

Free cash flow is a non-GAAP financial measure and is reconciled to the corresponding GAAP measure as follows:

($ in thousands USD)	1Q21	1Q20
Net cash used by operating activities	(13,760)	(9,839)
Plus: Sales of property and equipment	23	4
Less: Purchases of property and equipment	(4,118)	(2,121)
Free Cash Flow	(17,855)	(11,956)

Free cash flow for the first three months 2021 and 2020 was primarily impacted by the same items that affected cash flows used by operating activities. Free cash flow is a non-GAAP financial measure that is comprised of net cash used by operating activities plus purchases of property and equipment less proceeds from sales of property and equipment. Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the company and its ability to repay debt or make future investments (including acquisitions, etc.).
Generally, the first half of the year is cash consumptive and impacted by significant disbursements related to annual customer rebate payments which normally occur in the first quarter of the year and earned employee bonuses historically paid in the second quarter of the year. In addition, investment in inventory is typically heavy in the first half of the year with planning around the company's supply chain to fulfill shipments in the second half of the year and can be impacted by footprint rationalization projects. The growth in inventory in 1Q21 was also impacted by supply chain and operations disruptions which prevented the completion and sale of products. Historically, the company realizes stronger cash flow in the second half of the year versus the first half of the year. Given the company's anticipation of net sales growth for the remainder of 2021, seasonality of cash flow is also anticipated to be impacted by working capital needed to support sales growth. However, because the company cannot predict the duration or scope of the COVID-19 pandemic and its negative impact on the company’s cash flow, these historic trends may not apply in 2021 or beyond.

The company's approximate cash conversion days at March 31, 2021, December 31, 2020 and March 31, 2020 were as follows:
For the quarter ended March 31, 2021, days in inventory and days in accounts payable were both impacted by the business disruption due to the COVID-19 pandemic, including supply chain disruptions.

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

ACCOUNTING ESTIMATES AND PRONOUNCEMENTS

CRITICAL ACCOUNTING ESTIMATES

The Condensed Consolidated Financial Statements included in the report include accounts of the company and all majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Condensed Consolidated Financial Statements and related footnotes. In preparing the financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, thus, actual results could differ from these estimates. Refer to the Critical Accounting Estimates section within MD&A of company's Annual Report on Form 10-K for the period ending December 31, 2020.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For the company’s disclosure regarding recently issued accounting pronouncements, see Accounting Policies - Recent Accounting Pronouncements in the Notes to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

MD&A	Forward-Looking Statements

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “could,” “plan,” “intend,” “expect,” “continue,” “believe” and “anticipate,” as well as similar comments, denote forward-looking statements that are subject to inherent uncertainties that are difficult to predict. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties, which include, but are not limited to, the following: the duration and scope of the COVID-19 pandemic, the resumption of access to healthcare, including clinics and elective care, and loosening of public health restrictions, or any reimposed restrictions on access to health care or tightening of public health restrictions which could impact the demand for the company’s products; global shortages in, or increasing costs for, transportation and logistics services and capacity; the inability of the company to obtain needed products, components or raw materials from its suppliers; actions that governments, businesses and individuals take in response to the pandemic, including mandatory business closures and restrictions on onsite commercial interactions; the impact of the pandemic and actions taken in response to the pandemic on global and regional economies and economic activity; the pace of recovery when the COVID-19 pandemic subsides; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the effects of steps the company takes to reduce operating costs; the inability of the company to sustain profitable sales growth, achieve anticipated improvements in segment operating performance, convert high inventory or accounts receivable levels to cash or reduce its costs to maintain competitive prices for its products; lack of market acceptance of the company's new product innovations; circumstances or developments that may make the company unable to implement or realize the anticipated benefits, or that may increase the costs, of its current and planned business initiatives, in particular the key elements of its growth plan such as its new product introductions, additional investments in sales force and demonstration equipment, supply chain actions and global information technology outsourcing and ERP implementation activities, finance and accounting systems outsourcing and other outsourcing activities; possible adverse effects on the company's liquidity, including the company's ability to address future debt maturities; adverse changes in government and other third-party payor reimbursement levels and practices both in the U.S. and in other countries; consolidation of health care providers; increasing pricing pressures in the markets for the company's products; risks of failures in, or disruptions to, legacy IT systems; risks of cybersecurity attack, data breach or data loss and/or delays in or inability to recover or restore data and IT systems; adverse effects of the company's consent decree of injunction with the U.S. Food and Drug Administration (FDA), including but not limited to, compliance costs, inability to rebuild negatively impacted customer relationships, unabsorbed capacity utilization, including fixed costs and overhead; any circumstances or developments that might adversely impact the third-party expert auditor's required audits of the company's quality systems at the facilities impacted by the consent decree, including any possible failure to comply with the consent decree or FDA regulations; regulatory proceedings or the company's failure to comply with regulatory requirements or receive regulatory clearance or approval for the company's products or operations in the United States or abroad; adverse effects of regulatory or governmental inspections of company facilities at any time and governmental enforcement actions; including the investigation of pricing practices at one of the company's former rentals businesses; product liability or warranty claims; product recalls, including more extensive warranty or recall experience than expected; possible adverse effects of being leveraged, including interest rate or event of default risks; exchange rate fluctuations, particularly in light of the relative importance of the company's foreign operations to its overall financial performance and including the existing and potential impacts from Brexit; legal actions, including adverse judgments or settlements of litigation or claims in excess of available insurance limits; tax rate fluctuations; additional tax expense or additional tax exposures, which could affect the company's future profitability and cash flow; uncollectible accounts receivable; risks inherent in managing and operating businesses in many different foreign jurisdictions; decreased availability or increased costs of materials which could increase the company's costs of producing or acquiring the company's products, including the adverse impacts of tariffs and increases in commodity costs or freight costs; heightened vulnerability to a hostile takeover attempt or other shareholder activism; provisions of Ohio law or in the company's debt agreements, charter documents or other agreements that may prevent or delay a change in control, as well as the risks describe in the Annual Report on Form 10-K and from time to time in the company's reports as filed with the Securities and Exchange Commission. Except to the extent required by law, the company does not undertake and specifically declines any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

Financial Statements

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Income (Loss) (unaudited)

(In thousands, except per share data)	Three Months Ended March 31,
	2021	2020
Net sales	$196,202	$218,440
Cost of products sold	141,564	155,452
Gross Profit	54,638	62,988
Selling, general and administrative expenses	58,821	61,738
Gain on sale of business	—	(9,590)
Charges related to restructuring activities	1,552	1,392
Operating Income (Loss)	(5,735)	9,448
Loss on debt extinguishment including debt finance charges and fees	709	—
Interest expense	5,731	6,676
Interest income	(1)	(60)
Earnings (Loss) Before Income Taxes	(12,174)	2,832
Income tax provision	1,870	2,100
Net Income (Loss)	$(14,044)	$732
Dividends Declared per Common Share	$—	$0.0125
Net Income (Loss) per Share—Basic	$(0.41)	$0.02
Weighted Average Shares Outstanding—Basic	34,495	33,784
Net Income (Loss) per Share—Assuming Dilution	$(0.41)	$0.02
Weighted Average Shares Outstanding—Assuming Dilution	35,210	33,853
Net Income (Loss)	$(14,044)	$732
Other comprehensive income (loss):
Foreign currency translation adjustments	5,677	(4,194)
Defined Benefit Plans:
Amortization of prior service costs and unrecognized losses	349	(169)
Deferred tax adjustment resulting from defined benefit plan activity	(58)	18
Valuation reserve associated with defined benefit plan activity	58	(18)
Current period loss on cash flow hedges	(875)	(142)
Deferred tax benefit (provision) related to gain on cash flow hedges	83	—
Other Comprehensive Income (Loss)	5,234	(4,505)
Comprehensive Loss	$(8,810)	$(3,773)
(Elements as a % of Net Sales)
Net sales	100.0%	100.0%
Cost of products sold	72.2	71.2
Gross Profit	27.8	28.8
Selling, general and administrative expenses	30.0	28.3
Gain on sale of business	—	(4.4)
Charges related to restructuring activities	0.8	0.6
Operating Income (Loss)	(2.9)	4.3
Loss on debt extinguishment including debt finance charges and fees	0.4	—
Interest expense	2.9	3.1
Interest income	—	—
Earnings (Loss) Before Income Taxes	(6.2)	1.3
Income tax provision	1.0	1.0
Net Income (Loss)	(7.2)%	0.3%
See notes to condensed consolidated financial statements.

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)

	March 31, 2021	December 31, 2020
Assets	(In thousands)
Current Assets
Cash and cash equivalents	$86,052	$105,298
Trade receivables, net	99,773	108,588
Installment receivables, net	239	379
Inventories, net	132,394	115,484
Other current assets	35,483	44,717
Total Current Assets	353,941	374,466
Other Assets	5,643	5,925
Intangibles, net	28,066	27,763
Property and Equipment, net	57,793	56,243
Finance Lease Assets, net	69,096	64,031
Operating Lease Assets, net	14,053	15,092
Goodwill	407,726	402,461
Total Assets	$936,318	$945,981
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$93,111	$85,424
Accrued expenses	112,278	126,273
Current taxes payable	2,470	3,359
Current portion of long-term debt	4,840	5,612
Current portion of finance lease obligations	3,584	3,405
Current portion of operating lease obligations	5,610	6,313
Total Current Liabilities	221,893	230,386
Long-Term Debt	283,750	239,441
Finance Lease Long-Term Obligations	68,346	63,137
Operating Leases Long-Term Obligations	8,356	8,697
Other Long-Term Obligations	71,272	70,474
Shareholders’ Equity
Preferred Shares (Authorized 300 shares; none outstanding)	—	—
Common Shares (Authorized 150,000 shares; 39,007 and 38,613 issued and outstanding at March 31, 2021 and December 31, 2020, respectively)—no par	9,917	9,816
Class B Common Shares (Authorized 12,000 shares; 4 and 4 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively)—no par	2	2
Additional paid-in-capital	273,982	326,088
Retained earnings	54,164	58,538
Accumulated other comprehensive income	50,670	45,436
Treasury Shares (4,184 and 4,184 shares at March 31, 2021 and December 31, 2020, respectively)	(106,034)	(106,034)
Total Shareholders’ Equity	282,701	333,846
Total Liabilities and Shareholders’ Equity	$936,318	$945,981
See notes to condensed consolidated financial statements.

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (unaudited)

	For the Three Months Ended March 31,
	2021	2020
Operating Activities	(In thousands)
Net income (loss)	$(14,044)	$732
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Gain on sale of business	—	(9,590)
Depreciation and amortization	4,079	3,407
Amortization of operating lease right of use assets	1,634	1,937
Provision for losses on trade and installment receivables	45	(71)
Benefit for deferred income taxes	672	240
Provision (benefit) for other deferred liabilities	(72)	469
Provision for equity compensation	1,580	1,200
Loss (gain) on disposals of property and equipment	—	1
Loss on debt extinguishment including debt finance charges and fees	709	—
Convertible debt discount amortization and accretion	870	2,732
Amortization of debt fees	418	475
Changes in operating assets and liabilities:
Trade receivables	9,768	1,627
Installment sales contracts, net	228	26
Inventories, net	(16,018)	(2,930)
Other current assets	9,761	(10,934)
Accounts payable	6,197	7,950
Accrued expenses	(20,214)	(5,787)
Other long-term liabilities	627	(1,323)
Net Cash Used by Operating Activities	(13,760)	(9,839)
Investing Activities
Purchases of property and equipment	(4,118)	(2,121)
Proceeds from sale of property and equipment	23	4
Proceeds from sale of business	—	14,563
Change in other long-term assets	2	(135)
Other	—	(2,113)
Net Cash Provided (Used) by Investing Activities	(4,093)	10,198
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	125,000	21,600
Repurchases of convertible debt, payments on revolving lines of credit and finance leases	(104,079)	(266)
Payment of financing costs	(4,608)	—
Payment of dividends	—	(414)
Purchases of capped calls	(18,787)	—
Purchases of treasury shares	—	(773)
Net Cash Provided (Used) by Financing Activities	(2,474)	20,147
Effect of exchange rate changes on cash	1,081	(1,637)
Increase (decrease) in cash and cash equivalents	(19,246)	18,869
Cash and cash equivalents at beginning of year	105,298	80,063
Cash and cash equivalents at end of period	$86,052	$98,932
See notes to condensed consolidated financial statements.

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders' Equity (unaudited)

(In thousands)	Common Shares	Class B Shares	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehen-sive Income (Loss)	Treasury Shares	Total
January 1, 2021 Balance	$9,816	$2	$326,088	$58,538	$45,436	$(106,034)	$333,846
Performance awards	—	—	668	—	—	—	668
Restricted share awards	101	—	811	—	—	—	912
Net loss	—	—	—	(14,044)	—	—	(14,044)
Foreign currency translation adjustments	—	—	—	—	5,677	—	5,677
Unrealized loss on cash flow hedges	—	—	—	—	(792)	—	(792)
Defined benefit plans: Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	349	—	349
Total comprehensive loss							(8,810)
Adoption of ASU 2020-06	—	—	(34,798)	9,670	—	—	(25,128)
Purchase of capped calls	$—	$—	(18,787)	$—	$—	$—	(18,787)
March 31, 2021 Balance	$9,917	$2	$273,982	$54,164	$50,670	$(106,034)	$282,701

January 1, 2020 Balance	$9,588	$2	$312,650	$87,475	$3,128	$(104,327)	$308,516
Performance awards	90	—	304	—	—	(774)	(380)
Restricted share awards	137	—	669	—	—	—	806
Net income	—	—	—	732	—	—	732
Foreign currency translation adjustments	—	—	—	—	(4,194)	—	(4,194)
Unrealized loss on cash flow hedges	—	—	—	—	(142)	—	(142)
Defined benefit plans: Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	(169)	—	(169)
Total comprehensive loss							(3,773)
Dividends	—	—	—	(414)	—	—	(414)
Adoption of credit loss standard	—	—	—	(243)	—	—	(243)
March 31, 2020 Balance	$9,815	$2	$313,623	$87,550	$(1,377)	$(105,101)	$304,512

See notes to condensed consolidated financial statements.

Notes to Financial Statements	Accounting Policies

Accounting Policies

Principles of Consolidation:  The condensed consolidated financial statements include the accounts of the company and its wholly owned subsidiaries and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of March 31, 2021 and the results of its operations and changes in its cash flow for the three months ended March 31, 2021 and 2020, respectively. Certain foreign subsidiaries, represented by the European segment, are consolidated using a February 28 quarter end to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the company's financial statements. All significant intercompany transactions are eliminated. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year.

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

The company adopted ASU 2020-06 effective January 1, 2021, using the modified retrospective method, which resulted in the removal of convertible debt discounts of $25,218,000, adjustment of $34,798,000 to additional paid-in-capital and $9,670,000 adjustment to retained earnings. Convertible debt discounts prior to adoption of ASU 2020-06 were amortized over the convertible debt term through interest expense. Subsequent to adoption, convertible debt discounts are not applicable when accounting for debt as a single unit of account. Interest expense for the three months ended March 31, 2020 related to debt discount amortization (which was not recognized in the first quarter of 2021 due to adoption) was $2,732,000 or $0.08 per basic and diluted share. There was no impact of adoption on performance metrics used for short-term or long-term incentive compensation. Accretion specific to the Series II 2024 Notes was unaffected by adoption. Due to the valuation allowance, there was no net impact to income taxes for the adoption. Subsequent to adoption weighted average shares when calculating diluted earnings per share requires the application of the if-converted method for all convertible instruments.

Recent Accounting Pronouncements (Not Yet Adopted):

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

Divested Businesses

On March 7, 2020, the company, completed the sale (the “Transaction”) of its subsidiary, Dynamic Controls, a New Zealand incorporated unlimited company (“Dynamic Controls”), to Allied Motion Christchurch Limited, a New Zealand limited company (the “Purchaser”), pursuant to a Securities Purchase Agreement among the company, Invacare Holdings New Zealand, a New Zealand incorporated unlimited company, and the Purchaser, dated March 6, 2020 (the “Purchase Agreement”). Dynamic Controls was a producer of electronic control systems for powered medical mobility devices, including systems incorporating the LiNX™ technology platform. Dynamic Controls was a component of the All Other Segment.
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
The gross proceeds from the Transaction were $14,563,000, net of taxes and expenses. The company realized a pre-tax gain of $9,790,000 with a remaining accrued expenses balance of $240,000 as of March 31, 2021.
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
The assets and liabilities of Dynamic Controls as of March 7, 2020 consisted of the following (in thousands):

March 7, 2020
Trade receivables, net	$4,129
Inventories, net	3,082
Other assets	855
Property and equipment, net	600
Operating lease assets, net	2,127
Total assets	$10,793

Accounts payable	$4,692
Accrued expenses	2,473
Current taxes payable	41
Current portion of operating lease obligations	366
Long-term obligations	1,019
Total liabilities	$8,591

Trade receivables as of March 7, 2020 includes receivables previously classified as intercompany related to product sold by Dynamic Controls to other Invacare entities.

Notes to Financial Statements	Current Assets

Current Assets

Receivables

Receivables consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Accounts receivable, gross	$118,278	$131,055
Customer rebate reserve	(8,914)	(10,730)
Cash discount reserves	(4,995)	(7,320)
Allowance for doubtful accounts	(4,172)	(4,031)
Other, principally returns and allowances reserves	(424)	(386)
Accounts receivable, net	$99,773	$108,588

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

In North America, excluding Canada, good-standing receivables are assigned to the low risk pool and assigned an expected loss percentage of 1.0% as these receivables are deemed to share the same risk profile and collections efforts are the same. Installment receivables in North America are characterized as collection receivables and thus reserves based on specific analysis of each customer. In Canada, good-standing receivables are deemed low risk and assigned a loss percentage of 0.2%.

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

Notes to Financial Statements	Current Assets

The movement in the trade receivables allowance for doubtful accounts was as follows (in thousands):

Three Months Ended March 31, 2021
Balance as of beginning of period	$4,031
Current period provision	131
Recoveries (direct write-offs), net	10
Balance as of end of period	$4,172

The company did not make any material changes to the assignment of receivables to the different risk pools or to the expected loss reserves in the quarter. The company is monitoring the impacts of the COVID-19 pandemic and the possibility for an impact on collections, but to date this has not materially impacted 2021.

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

The company has recorded a contingent liability in the amount of $407,000 related to the contingent aspect of the company's guarantee associated with its arrangement with DLL. The contingent liability is recorded applying the same expected loss model used for the trade and installment receivables recorded on the company's books. Specifically, historical loss history is used to determine the expected loss percentage, which is then adjusted judgmentally to consider other factors, as needed.

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

Notes to Financial Statements	Current Assets

Installment receivables consist of the following (in thousands):

	March 31, 2021			December 31, 2020
	Current	Long- Term	Total	Current	Long- Term	Total
Installment receivables	$455	$1,057	$1,512	$704	$1,105	$1,809
Allowance for doubtful accounts	(216)	(151)	(367)	(325)	(162)	(487)
Installment receivables, net	$239	$906	$1,145	$379	$943	$1,322

No installment receivables were purchased from DLL during the three months ended March 31, 2021. No sales of installment receivables were made by the company during the quarter.

The movement in the installment receivables allowance for doubtful accounts was as follows (in thousands):

	Three Months Ended March 31, 2021	Year Ended December 31, 2020
Balance as of beginning of period	$487	$1,514
Current period provision (benefit)	(86)	66
Direct write-offs charged against the allowance	(34)	(1,093)
Balance as of end of period	$367	$487

Installment receivables by class as of March 31, 2021 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired installment receivables with a related allowance recorded	$486	$486	$367	$—
Asia Pacific
Non-Impaired installment receivables with no related allowance recorded	1,026	1,026	—	—
Total
Non-Impaired installment receivables with no related allowance recorded	1,026	1,026	—	—
Impaired installment receivables with a related allowance recorded	486	486	367	—
Total installment receivables	$1,512	$1,512	$367	$—

Notes to Financial Statements	Current Assets

Installment receivables by class as of December 31, 2020 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired installment receivables with a related allowance recorded	$615	$615	$487	$—
Asia Pacific
Non-impaired installment receivables with no related allowance recorded	1,194	1,194	—	—
Canada
Non-impaired installment receivables with no related allowance recorded	—	—	—	29
Total
Non-impaired installment receivables with no related allowance recorded	1,194	1,194	—	29
Impaired installment receivables with a related allowance recorded	615	615	487	—
Total installment receivables	$1,809	$1,809	$487	$29

Installment receivables with a related allowance recorded as noted in the table above represent those installment receivables on a non-accrual basis. As of March 31, 2021, the company had no U.S. installment receivables past due of 90 days or more for which the company is still accruing interest. Individually, all U.S. installment receivables are assigned a specific allowance for doubtful accounts based on management’s review when the company does not expect to receive both the contractual principal and interest payments as specified in the loan agreement.

The aging of the company’s installment receivables was as follows (in thousands):

	March 31, 2021			December 31, 2020
	Total	U.S.	Asia Pacific	Total	U.S.	Asia Pacific
Current	$1,026	$—	$1,026	$1,194	$—	$1,194
0-30 days past due	—	—	—	—	—	—
31-60 days past due	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—
90+ days past due	486	486	—	615	615	—
	$1,512	$486	$1,026	$1,809	$615	$1,194

Notes to Financial Statements	Current Assets

Inventories, Net

Inventories consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Finished goods	$60,574	$55,264
Raw materials	57,855	51,174
Work in process	13,965	9,046
Inventories, net	$132,394	$115,484

Other Current Assets

Other current assets consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Tax receivables principally value added taxes	$17,697	$22,500
Receivable due from information technology provider	3,020	2,995
Prepaid insurance	2,746	3,963
Prepaid inventory	2,106	2,700
Recoverable income taxes	816	2,182
Derivatives (foreign currency forward exchange contracts)	723	1,321
Service contracts	573	633
Deferred financing fees	342	208
Prepaid and other current assets	7,460	8,215
Other Current Assets	$35,483	$44,717

In the fourth quarter of 2019, the company entered into an agreement to outsource substantially all of the company’s information technology ("IT") business service activities, including, among other things, support, rationalization and upgrading of the company’s legacy information technology systems and implementation of a global enterprise resource planning system. The agreement provides for reimbursement by the IT provider of IT expenses incurred by the company which are shown as Receivable due from information technology provider above. The amount of pass through charges will diminish as IT expenses are recorded directly by the IT provider. In addition, a corresponding current payable is due to the information technology provider. Refer to "Accrued Expenses" in the notes to the Condensed Consolidated Financial Statements included elsewhere in this report.

Notes to Financial Statements	Long-Term Assets

Long-Term Assets

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Cash surrender value of life insurance policies	$2,325	$2,327
Deferred income taxes	1,617	2,048
Installment receivables	906	943
Deferred financing fees	599	411
Investments	84	85
Other	112	111
Other Long-Term Assets	$5,643	$5,925

Property and Equipment
Property and equipment consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Machinery and equipment	$294,325	$294,045
Land, buildings and improvements	28,761	28,509
Capitalized software	20,514	17,527
Furniture and fixtures	9,957	10,001
Leasehold improvements	8,247	8,194
Property and Equipment, gross	361,804	358,276
Accumulated depreciation	(304,011)	(302,033)
Property and Equipment, net	$57,793	$56,243

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

Goodwill
The change in goodwill from December 31, 2020 to March 31, 2021 was due to foreign currency translation.

In accordance with Intangibles—Goodwill and Other, ASC 350, goodwill is tested annually for impairment or whenever events or changes in circumstances indicate the carrying value of a reporting unit could be above its fair value.
A reporting unit is defined as an operating segment or one level below. The company has determined that its reporting units are North America / HME, Europe, Institutional Products Group and Asia Pacific.

Refer to Goodwill in the company's Annual Report on Form 10-K for the period ending December 31, 2020 for further disclosure regarding the company's impairment analysis review methodology.
Intangibles

The company's intangibles consist of the following (in thousands):

	March 31, 2021		December 31, 2020
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer lists	$55,235	$55,235	$54,502	$54,502
Trademarks	25,509	—	25,112	—
Developed technology	8,019	7,338	7,924	7,204
Patents	5,558	5,558	5,556	5,556
License agreements	2,909	1,042	2,899	979
Other	1,161	1,152	1,162	1,151
Intangibles	$98,391	$70,325	$97,155	$69,392

All the company’s intangible assets have been assigned definite lives and continue to be amortized over their useful lives, except for trademarks shown above, which have indefinite lives.

The changes in intangible balances reflected on the balance sheet from December 31, 2020 to March 31, 2021 were the result of foreign currency translation on historical cost and accumulated amortization.

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

Amortization expense related to intangible assets was $102,000 in the first three months of 2021 and is expected to be $409,000 in 2021, $410,000 in 2022, $410,000 in 2023, $354,000 in 2024, $213,000 in 2025 and $211,000 in
2026. Amortized intangible assets are being amortized on a straight-line basis over remaining lives of 4 to 9 years with a weighted average remaining life of approximately 7 years.

Notes to Financial Statements	Current Liabilities

Current Liabilities

Accrued Expenses

Accrued expenses consist of accruals for the following (in thousands):

	March 31, 2021	December 31, 2020
Salaries and wages	$33,399	$34,029
Taxes other than income taxes, primarily value added taxes	24,705	32,710
Warranty	11,091	10,991
Professional	10,672	7,375
Interest	3,870	2,076
Freight	3,773	3,190
IT service contracts	3,582	3,799
Derivative liabilities (foreign currency forward exchange contracts)	3,399	1,432
Deferred revenue	3,112	3,516
Product liability, current portion	2,698	2,453
Rebates	2,553	8,644
Severance	865	6,249
Insurance	782	878
Rent	583	585
Supplemental Executive Retirement Program liability	391	391
Other items, principally trade accruals	6,803	7,955
Accrued Expenses	$112,278	$126,273

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

Accrued rebates relate to several volume incentive programs the company offers its customers. The company accounts for these rebates as a reduction of revenue when the products are sold. Rebates are netted against gross accounts receivables. If rebates are in excess of such receivables, they are then classified as accrued expenses. The reduction in accrued rebates from December 31, 2020 to March 31, 2021 primarily relates to payments principally made in the first quarter each year.

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

Notes to Financial Statements	Current Liabilities

The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

Balance as of January 1, 2021	$10,991
Warranties provided during the period	1,471
Settlements made during the period	(1,477)
Changes in liability for pre-existing warranties during the period, including expirations	106
Balance as of March 31, 2021	$11,091

Warranty reserves are subject to adjustment in future periods as new developments change the company's estimate of the total cost.

Notes to Financial Statements	Long-Term Liabilities

Long-Term Liabilities

Long-Term Debt

Debt consists of the following (in thousands):

	March 31, 2021	December 31, 2020
Convertible senior notes at 5.00%, due in February 2021	$—	$1,242
Convertible senior notes at 4.50%, due in June 2022	2,627	73,869
Convertible senior notes Series I at 5.00%, due in November 2024	71,939	62,984
Convertible senior notes Series II at 5.00%, due November 2024	75,334	64,919
Convertible senior notes at 4.25%, due in March 2026	117,786	—
Other obligations	20,904	42,039
	288,590	245,053
Less current maturities of long-term debt	(4,840)	(5,612)
Long-Term Debt	$283,750	$239,441

On September 30, 2015, the company entered into an Amended and Restated Revolving Credit and Security Agreement, which was subsequently amended (the “Credit Agreement”) and which matures on January 16, 2024. The Credit Agreement was entered into by and among the company, certain of the company’s direct and indirect U.S. and Canadian subsidiaries and certain of the company’s European subsidiaries (together with the company, the “Borrowers”), certain other of the company’s direct and indirect U.S., Canadian and European subsidiaries (the “Guarantors”), and PNC Bank, National Association (“PNC”), JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited, KeyBank National Association, and Citizens Bank, National Association (the “Lenders”). PNC is the administrative agent (the “Administrative Agent”) and J.P. Morgan Europe Limited is the European agent (the “European Agent”) under the Credit Agreement. In connection with entering into the company's Credit Agreement, the company incurred fees which were capitalized and are being amortized as interest expense. As of March 31, 2021, debt fees yet to be amortized through January 2024 totaled $941,000.

The company had outstanding letters of credit of $8,301,000 and $7,752,000 as of March 31, 2021 and December 31, 2020, respectively. Outstanding letters of credit and other reserves impacting borrowing capacity were $7,570,000 and $7,616,000 as of March 31, 2021 and December 31, 2020, respectively. The company had no outstanding borrowings under its North America Credit Facility as of March 31, 2021. The company had outstanding borrowings of $5,916,000 (€4,900,000) under its French Credit Facility and $4,460,000 (£3,200,000) under its UK Credit Facility as of March 31, 2021, together referred to as the European Credit Facility. The company had outstanding borrowings of $20,000,000 under its North America Credit Facility as of December 31, 2020. The company had outstanding borrowings of $7,636,000 (€6,400,000) under its French Credit Facility and $3,866,000 (£2,900,000) under its UK Credit Facility as of December 31, 2020, together referred to as the European Credit Facility. The weighted average interest rate on all borrowings, excluding finance leases, was 4.5% for the three months ended March 31, 2021 and 4.6% for the year ended December 31, 2020.

North America Borrowers Credit Facility

For the company's North America Borrowers, the Credit Agreement provides for an asset-based-lending senior secured revolving credit facility which is secured by substantially all the company’s U.S. and Canadian assets, other than real estate. The Credit Agreement provides the company and the other Borrowers with a credit facility in an aggregate principal amount of $60,000,000, subject to availability based on a borrowing base formula, under a senior secured revolving credit, letter of credit and swing line loan facility (the “North America Credit Facility”). Up to $20,000,000 of the North America Credit Facility will be available for issuance of letters of credit. The aggregate principal amount of the North America Credit Facility may be increased by up to $25,000,000 to the extent requested by the company and agreed to by any Lender or new financial institution approved by the Administrative Agent.

The aggregate borrowing availability under the North America Credit Facility is determined based on a borrowing base formula. The aggregate usage under the North America

Notes to Financial Statements	Long-Term Liabilities

Credit Facility may not exceed an amount equal to the sum of (a) 85% of eligible U.S. accounts receivable plus (b) the lesser of (i) 70% of eligible U.S. inventory and eligible foreign in-transit inventory and (ii) 85% of the net orderly liquidation value of eligible U.S. inventory and eligible foreign in-transit inventory (not to exceed $4,000,000), plus (c) the lesser of (i) 80% of the net orderly liquidation value of U.S. eligible machinery and equipment and (ii) $0 as of March 31, 2021 (subject to reduction as provided in the Credit Agreement), plus (d) 85% of eligible Canadian accounts receivable, plus (e) the lesser of (i) 70% of eligible Canadian inventory and (ii) 85% of the net orderly liquidation value of eligible Canadian inventory, less (f) swing loans outstanding under the North America Credit Facility, less (g) letters of credit issued and undrawn under the North America Credit Facility, less (h) a $3,000,000 minimum availability reserve, less (i) other reserves required by the Administrative Agent, and in each case subject to the definitions and limitations in the Credit Agreement. As of March 31, 2021, the company was in compliance with all covenant requirements. As of March 31, 2021, the company had gross borrowing base of $38,389,000 and net borrowing availability of $21,070,000 under the North America Credit Facility under the Credit Agreement, considering the minimum availability reserve, then-outstanding letters of credit, other reserves and the $6,750,000 dominion trigger amount described below. Borrowings under the North America Credit Facility are secured by substantially all of the company’s U.S. and Canadian assets, other than real estate.

Interest will accrue on outstanding indebtedness under the Credit Agreement at the LIBOR rate, plus a margin ranging from 2.25% to 2.75%, or at the alternate base rate, plus a margin ranging from 1.25% to 1.75%, as selected by the company. Borrowings under the North America Credit Facility are subject to commitment fees of 0.25% or 0.375% per year, depending on utilization.

The Credit Agreement contains customary representations, warranties and covenants. Exceptions to the operating covenants in the Credit Agreement provide the company with flexibility to, among other things, enter into or undertake certain sale and leaseback transactions, dispositions of assets, additional credit facilities, sales of receivables, additional indebtedness and intercompany indebtedness, all subject to limitations set forth in the Credit Agreement, as amended. The Credit Agreement also contains a covenant requiring the company to maintain minimum availability under the North America Credit Facility of not less than (i) 12.5% of the maximum amount that may be drawn under the North America Credit Facility for five (5) consecutive business days, or (ii) 11.25% of the maximum amount that may be drawn under the North American facility on any business day. The company also is subject to dominion triggers under the North America Credit Facility requiring the company to maintain borrowing capacity of not less than $6,750,000 on any business day or any five consecutive days in order to avoid triggering full control by an agent for the Lenders of the company's cash receipts for application to the company’s obligations under the agreement.

The Credit Agreement contains customary default provisions, with certain grace periods and exceptions, which provide for events of default that include, among other things, failure to pay amounts due, breach of covenants, representations or warranties, bankruptcy, the occurrence of a material adverse effect, exclusion from any medical reimbursement program, and an interruption of any material manufacturing facilities for more than 10 consecutive days. The proceeds of the North America Credit Facility will be used to finance the working capital and other business needs of the company. There was $0 outstanding borrowings under the North America Credit Facility at March 31, 2021.

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

The aggregate borrowing availability for each European Borrower under the European Credit Facility is determined based on a borrowing base formula. The aggregate borrowings of each of the European Borrowers under the European Credit Facility may not exceed an amount equal to (a) 85% of the European Borrower’s eligible accounts receivable, less (b) the European Borrower’s borrowings and swing line loans outstanding under the European Credit Facility, less (c) the European Borrower’s letters of credit issued and undrawn under the European Credit Facility, less (d) a $3,000,000 minimum availability reserve, less (e) other reserves required by the European Agent, and in each case subject to the definitions and limitations in the Credit Agreement. As of March 31, 2021, the gross borrowing base to the European Borrowers under the European Credit Facility was $17,098,000 and the net borrowing availability was $10,722,000, considering the $3,000,000 minimum availability reserve and a $3,375,000 dominion trigger amount described below. Borrowing availability is based on a prior month base in USD. Actual borrowings in GBP and EUR

Notes to Financial Statements	Long-Term Liabilities

fluctuate in USD between date of borrowing and when translated for consolidated reporting.

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

The European Credit Facility is subject to customary representations, warranties and covenants generally consistent with those applicable to the U.S. and Canadian Credit Facility. Exceptions to the operating covenants in the Credit Agreement provide the company with flexibility to, among other things, enter into or undertake certain sale/leaseback transactions, dispositions of assets, additional credit facilities, sales of receivables, additional indebtedness and intercompany indebtedness, all subject to limitations set forth in the Credit Agreement. The Credit Agreement also contains a covenant requiring the European Borrowers to maintain undrawn availability under the European Credit Facility of not less than (i) 12.5% of the maximum amount that may be drawn under the European Credit Facility for five (5) consecutive business days, or (ii) 11.25% of the maximum amount that may be drawn under the European credit facility on any business day. The European Borrowers also are subject to cash dominion triggers under the European Credit Facility requiring the European Borrower to maintain borrowing capacity of not less than $3,750,000 on any business day or $3,375,000 for five consecutive business days in order to avoid triggering full control by an agent for the Lenders of the European Borrower’s cash receipts for application to its obligations under the European Credit Facility.

The European Credit Facility is subject to customary default provisions, with certain grace periods and exceptions, consistent with those applicable to the U.S. and Canadian Credit Facility, which provide that events of default include, among other things, failure to pay amounts due, breach of covenants, representations or warranties, cross-default, bankruptcy, the occurrence of a material adverse effect, exclusion from any medical reimbursement program, and an interruption in the operations of any material manufacturing facility for more than 10 consecutive days. The proceeds of the European Credit Facility will be used to finance the working capital and other business needs of the company. As of March 31, 2021, the company had borrowings of $5,916,000 (€4,900,000) under its French Credit Facility and $4,460,000 (£3,200,000) under its UK Credit Facility as of March 31, 2021, together referred to as the European Credit Facility.

In January 2021, the Credit Agreement was amended to provide for, among other things, the addition of the company's Netherlands subsidiary as a guarantor under the European revolving credit facility, amendments to the restrictive covenants in the Credit Agreement to (1) increase the maximum amount of permitted miscellaneous indebtedness to $30,000,000 from $10,000,000 and (2) permit up to $9,000,000 of financing based on certain European public and government receivables, and terms that, upon the occurrence of certain events related to a transition from the use of LIBOR, permit the agent for the lenders to amend the Credit Agreement to replace the LIBOR rate and/or the Euro rate with a benchmark replacement rate.

In March 2021, the Credit Agreement was further amended to permit the issuance of the 2026 Notes and the capped call transactions entered into by the company in connection with the issuance of the 2026 Notes, as further discussed in the sections below.

Convertible senior notes due 2021

In the first quarter of 2016, the company issued $150,000,000 aggregate principal amount of 5.00% Convertible Senior Notes due 2021 (the “2021 Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2021 Notes bore interest at a rate of 5.00% per year payable semi-annually in arrears on February 15 and August 15 of each year, beginning August 15, 2016. The 2021 Notes matured on February 15, 2021. At maturity, $1,250,000 principal amount of 2021 Notes were outstanding, which the company repaid in cash.

In connection with the offering of the 2021 Notes, the company entered into privately negotiated convertible note hedge transactions with two financial institutions (the “option

Notes to Financial Statements	Long-Term Liabilities

counterparties”). The company evaluated the note hedges under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the note hedges should be accounted for as derivatives. These derivatives were capitalized on the balance sheet as long-term assets and adjusted to reflect fair value each quarter. The fair value of the convertible note hedge assets at issuance was $27,975,000.

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

The net proceeds from the offering of the 2021 Notes were approximately $144,034,000, after deducting fees and offering expenses of $5,966,000, which were paid in 2016. These debt issuance costs were capitalized and were amortized as interest expense through February 2021. Debt issuance costs are presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability.

During the third quarter of 2019, the company used an aggregate of $14,708,000 in cash to repurchase a total amount of $16,000,000 in principal amount of 2021 Notes. After recognizing expenses on unamortized fees and discounts associated with the repurchased 2021 Notes, the repurchases resulted in a net reduction of debt of $14,367,000 and a net loss on the repurchases of $280,000.

During the fourth quarter of 2019, the company entered into separate privately negotiated agreements with certain holders of its 2021 Notes to exchange $72,909,000 in aggregate principal amount of 2021 Notes for aggregate consideration of $72,909,000 in aggregate principal amount of new 5.00% Convertible Senior Exchange Notes due 2024 (the “Series I 2024 Notes”) of the company and $6,928,000 in cash. Refer to "Convertible senior notes Series I due 2024" below for more information. As a result of the exchange transaction in the fourth quarter of 2019 and the repurchase of $16,000,000 in principal amount of 2021 Notes in the third quarter of 2019, a partial unwind of the note hedge options and warrants entered into with the issuance of the 2021 Notes also occurred during the fourth quarter of 2019. Note hedge options outstanding related to the 2021 Notes were reduced from the original number of 300,000 to 138,182 and warrants relating to the 2021 Notes were reduced from the initial number of 9,007,380 to 3,860,624. The partial unwind of the note hedge options and warrants resulted in no net impact to cash or paid in capital.

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

During the third quarter of 2020, the company repurchased $24,466,000 aggregate principal amount of 2021 Notes, resulting in a $761,000 loss on debt extinguishment. As a result of the repurchase of 2021 Notes in the third quarter of 2020 and the exchange of 2021 Notes for new notes in the second quarter of 2020, a partial unwind of the note hedge options and warrants entered into with the issuance of the 2021 Notes also occurred. The partial unwind of the note hedge options and warrants resulted in no net impact to cash or paid-in-capital. Note hedge options outstanding relating to the 2021 Notes were reduced 62,341 and subsequently expired on February 15, 2021. Warrants outstanding on March 31, 2021 were 3,141,943. If exercised, one Common Share is issuable upon exercise of each warrant, but may be adjusted to include additional Common Shares for each warrant under certain circumstances if the relevant share price exceeds the warrant strike price for the relevant measurement period at the time of exercise. Common Shares are reserved for issuance upon exercise of the remaining warrants relating to the 2021 Notes at two Common Shares per warrant. The warrants will begin to expire on May 15, 2021 and then partially expire on each trading day over the 220 trading day period following May 15, 2021.
The liability components of the 2021 Notes consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Principal amount of liability component	$—	$1,250
Unamortized discount	—	(7)
Debt fees	—	(1)
Net carrying amount of liability component	$—	$1,242

Notes to Financial Statements	Long-Term Liabilities

The unamortized discount was reduced to $0 upon adoption of ASU 2020-06, effective January 1, 2021. The effective interest rate on the liability component was 11.1% upon original issuance including consideration of the discount. Non-cash discount interest expense of $824,000 was recognized for the three months ended March 31, 2020. Interest expense of $8,000 was accrued for the three months ended March 31, 2021, compared to $745,000 for the three months ended March 31, 2020 based on the stated coupon rate of 5.0%.

Convertible senior notes due 2022

In the second quarter of 2017, the company issued $120,000,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2022 (the “2022 Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 Notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on June 1 and December 1 of each year, beginning December 1, 2017. The 2022 Notes will mature on June 1, 2022, unless repurchased or converted in accordance with their terms prior to such date. Prior to December 1, 2021, the 2022 Notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Prior to May 16, 2019, the 2022 Notes were convertible, subject to certain conditions, into cash only. On May 16, 2019, the company obtained shareholder approval under applicable New York Stock Exchange rules such that conversion of the 2022 Notes may be settled in cash, the company’s common shares or a combination of cash and the company’s common shares, at the company’s election. At March 31, 2021, $2,650,000 aggregate principal amount of the 2022 Notes remained outstanding, following the exchange transactions completed in the second quarter of 2020 and the repurchase of debt completed in the first quarter of 2021, as further discussed below.

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

Notes to Financial Statements	Long-Term Liabilities

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

There were 120,000 note hedge options relating to the 2022 Notes outstanding at March 31, 2021, but only 2,650 remained available for exercise. Note hedge options related to the 2022 Notes will expire on June 1, 2022.

Warrants relating to the 2022 Notes outstanding on March 31, 2021 were 7,393,141. If exercised, one Common Share is issuance upon exercise of each warrant, but may be adjusted under certain circumstances if the relevant share price exceeds the warrant strike price for the relevant share price exceeds the warrant strike price for the relevant measurement period at the time of exercise. Common Shares are reserved for issuance upon exercise of the remaining warrants relating to the 2022 Notes at two Common Shares per warrant. The warrants will begin to expire on September 1, 2022 and then partially expire on each trading day over the 220 trading day period following September 1, 2022.

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

During the second quarter of 2020, the company entered into separate, privately negotiated agreements with certain holders of its 2021 Notes and certain holders of its 2022 Notes to exchange $35,375,000 in aggregate principal amount of 2021 Notes and $38,500,000 in aggregate principal amount of 2022 Notes, for aggregate consideration of $73,875,000 in aggregate principal amount of new Series II 2024 Notes and $5,593,000 in cash.

During the first quarter of 2021, the company repurchased $78,850,000 in principal amount of 2022 Notes, resulting in a loss on debt extinguishment of $709,000.

The liability components of the 2022 notes consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Principal amount of liability component	$2,650	$81,500
Unamortized discount	—	(6,772)
Debt fees	(23)	(859)
Net carrying amount of liability component	$2,627	$73,869

The unamortized discount was reduced to $0 upon adoption of ASU 2020-06, effective January 1, 2021. The effective interest rate on the liability component was 10.9% upon original issuance including consideration of the discount. Total interest expense subsequent to adoption of ASU 2020-06 includes coupon interest and amortization of debt fees. Non-cash discount interest expense of $1,460,000 was recognized for the three months ended March 31, 2020. Interest expense of $769,000 was accrued for the three months ended March 31, 2021 compared to $1,350,000 for the three months ended March 31, 2020 based on the stated coupon rate of 4.5%. The effective interest rate of the 2022 Notes as of March 31, 2021 was 5.2%. The 2022 Notes were not convertible as of March 31, 2021 nor was the applicable conversion threshold met.

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

The notes bear interest at a rate of 5.00% per year payable semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2020. The notes will mature on November 15, 2024, unless repurchased, redeemed or converted in accordance with their terms prior to such date. Prior to May 15, 2024, the Series I 2024 Notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The Series 2024 Notes may be settled in cash, the company’s common shares

Notes to Financial Statements	Long-Term Liabilities

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

Holders of the Series I 2024 Notes may convert their Series I 2024 Notes at their option at any time prior to the close of business on the business day immediately preceding May 15, 2024 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending December 31, 2019 (and only during such calendar quarter), if the last reported sale price of the company’s common shares for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Series I 2024 Notes on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the Indenture) per one thousand U.S. dollar principal amount of Series I 2024 Notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of the company’s common shares and the applicable conversion rate for the Series I 2024 Notes on each such trading day; (3) upon the occurrence of specified corporate events described in the Indenture; or (4) if the company calls the Series I 2024 Notes for redemption pursuant to the terms of the Indenture. Holders of the Series I 2024 Notes will have the right to require the company to repurchase all or some of their Series I 2024 Notes at 100% of their principal, plus any accrued and unpaid interest, upon the occurrence of certain fundamental changes. The initial conversion rate is 67.6819 common shares per $1,000 principal amount of Series I 2024 Notes (equivalent to an initial conversion price of approximately $14.78 per common share). On or after May 15, 2024 until the close of business on the second scheduled trading day immediately preceding the maturity of the Series I 2024 Notes, holders may convert their Series I 2024 Notes, at the option of the holder, regardless of the foregoing circumstances.

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

The liability components of the Series I 2024 Notes consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Principal amount of liability component	$72,909	$72,909
Unamortized discount	—	(8,888)
Debt fees	(970)	(1,037)
Net carrying amount of liability component	$71,939	$62,984

The unamortized discount was reduced to $0 upon adoption of ASU 2020-06, effective January 1, 2021. The effective interest rate on the liability component was 8.77% upon original issuance including consideration of the discount. Total interest expense subsequent to adoption includes coupon interest and amortization of debt fees. Non-cash discount interest expense of $448,000 was recognized for the three months ended March 31, 2020. Interest expense $911,000 was accrued for the three months ended March 31, 2021 compared to $911,000 for the three months ended March 31, 2020 based on the stated coupon rate of 5.0%. The effective interest rate of the Series I 2024 notes as of March 31, 2021 was 5.4%. The Series I 2024 Notes were not convertible as of March 31, 2021 nor was the applicable conversion threshold met.

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

Notes to Financial Statements	Long-Term Liabilities

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

Prior to the maturity of the Series II 2024 Notes, the company may, at its election, redeem for cash all or part of the Series II 2024 Notes, if the last reported sale price of the company’s common shares equals or exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the company provides notice of redemption. The redemption price will be equal to 100% of the accreted principal amount of the Series II 2024 Notes to be redeemed, plus any accrued and unpaid interest, if any, on the original principal amount of the New Notes redeemed to, but excluding, the redemption date (subject to certain limited exceptions). No sinking fund is provided for the Series II 2024 Notes, which means the company is not required to redeem or retire the Series II 2024 Notes periodically.

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

The principal amount of the Series II 2024 Notes also will accrete at a rate of approximately 4.7% per year commencing June 4, 2020, compounding on a semi-annual basis. The accreted portion of the principal is payable in cash upon maturity but does not bear interest and is not convertible into the company’s common shares. The total amount accreted as of March 31, 2021 was $2,683,000, of which $870,000 was for the three months ended March 31, 2021. Remaining accretion until maturity (at current principal) was $13,939,000 at March 31, 2021.

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

The liability components of the Series II 2024 Notes consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Principal amount of liability component - including accretion	$76,558	$75,688
Unamortized discount	—	(9,461)
Debt fees	(1,224)	(1,308)
Net carrying amount of liability component	$75,334	$64,919

The unamortized discount was reduced to $0 upon adoption of ASU 2020-06, effective January 1, 2021. The effective interest rate on the liability component was 8.99% upon original issuance including consideration of the discount. Total interest expense subsequent to adoption includes coupon interest, accretion and amortization of debt fees. Interest expense for accretion of $870,000 was accrued for the three months ended March 31, 2021. Interest expense of $923,000 was accrued for the three months ended March 31, 2021 based on the stated coupon rate of 5.0%. The effective interest rate of the Series II 2024 Notes as of March 31, 2021 including coupon interest, amortization of debt fees and accretion to maturity was 10.6%. The Series II 2024 Notes were not

Notes to Financial Statements	Long-Term Liabilities

convertible as of March 31, 2021 nor was the applicable conversion threshold met.

Convertible senior notes due 2026

In the first quarter of 2021, the company issued $125,000,000 aggregate principal amount of 4.25% Convertible Senior Notes due 2026 (the “2026 Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act.

The notes bear interest at a rate of 4.25% per year payable semi-annually in arrears on March 15 and September 15 of each year, beginning September 15, 2021. The notes will mature on March 15, 2026, unless repurchased, redeemed or converted in accordance with their terms prior to such date. Prior to September 15, 2025, the 2026 Notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The 2026 Notes may be settled in cash, the company’s common shares or a combination of cash and the company’s common shares, at the company’s election.

The company may not redeem the 2026 Notes prior to March 20, 2024. The company may, at its election, redeem for cash all or part of the 2026 Notes, on or after March 20, 2024, if the last reported sale price of the company’s common shares equals or exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the company provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date (subject to certain limited exceptions). No sinking fund is provided for the 2026 Notes, which means the company is not required to redeem or retire the 2026 Notes periodically.

Holders of the 2026 Notes may convert their 2026 Notes at their option at any time prior to the close of business on the business day immediately preceding September 15, 2025 in multiples of $1,000 principal amount, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending June 30, 2021 (and only during such calendar quarter), if the last reported sale price of the company’s common shares for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price for the 2026 Notes on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the Indenture) per one thousand U.S. dollar principal amount of 2026 Notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of the company’s common shares and the applicable conversion rate for the 2026 Notes on each such trading day; (3) upon the occurrence of specified corporate events described in the Indenture; or (4) if the company calls any or all of the 2026 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date. Holders of the 2026 Notes will have the right to require the company to repurchase all or some of their 2026 Notes at 100% of their principal, plus any accrued and unpaid interest, upon the occurrence of certain fundamental changes. The initial conversion rate is 94.6096 common shares per $1,000 principal amount of 2026 notes (equivalent to an initial conversion price of approximately $10.57 per common share). On or after September 15, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity of the 2026 Notes, holders may convert their 2026 Notes, at the option of the holder, regardless of the foregoing circumstances.

The liability components of the 2026 Notes consist of the following (in thousands):

March 31, 2021
Principal amount of liability component	$125,000
Debt fees	(7,214)
Net carrying amount of liability component	$117,786

Interest expense of $236,000 was accrued for the three months ended March 31, 2021 based on the stated coupon rate of 4.25%. The effective interest rate of the 2026 Notes as of March 31, 2021 was 5.4%. The 2026 Notes were not convertible as of March 31, 2021 nor was the applicable conversion threshold met.

In March 2021, in connection with the pricing of the 2026 Notes, the company entered into capped call transactions (the “Base Capped Call Transactions”) with certain option counterparties the ("Capped Call Transactions"). The company used $18,787,000 of the net proceeds of the private offering of the 2026 Notes to pay the cost of the Capped Call Transactions with the offset recorded to additional paid-in-capital.

The Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the 2026 Notes and/or offset any cash payments the company is required to make in excess of the principal amount of converted notes, as the case may be, in the event that the market price per share of the company’s common shares, as

Notes to Financial Statements	Long-Term Liabilities

measured under the terms of the Capped Call Transactions, is greater than the strike price of the Capped Call Transactions, which is initially $10.57, corresponding to the initial conversion price of the 2026 Notes, subject to anti-dilution adjustments. If, however, the market price per company common share, as measured under the terms of the Capped Call Transactions, exceeds the cap price of the Capped Call Transactions, which is initially $16.58 (subject to adjustments), there would nevertheless be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that such market price exceeds the cap price of the Capped Call Transactions. The Capped Call Transactions expire March 15, 2026, subject to earlier exercise. There were 125,000 capped call options related to the 2026 Notes outstanding on March 31, 2021.

The company will not be required to make any cash payments to the option counterparties upon the exercise of the options that are a part of the Capped Call Transactions, but the company will be entitled to receive from the option counterparties a number of company common shares, an amount of cash or a combination thereof generally based on the amount by which the market price per company common share, as measured under the terms of the Capped Call Transactions, is greater than the strike price of the Capped Call Transactions during the relevant valuation period under the Capped Call Transactions. However, if the market price per Company common share, as measured under the terms of the Capped Call Transactions, exceeds the cap price of the Capped Call Transactions during such valuation period, the number of company common shares and/or the amount of cash the company expects to receive upon exercise of the Capped Call Transactions will be capped based on the amount by which the cap price exceeds the strike price of the Capped Call Transactions.

For any conversions of the 2026 Notes prior to September 15, 2025, a corresponding portion of the relevant Capped Call Transactions may be terminated at the company’s option. Upon any such termination, the company expects to receive from the option counterparties a number of company common shares, or, if the company so elects, subject to certain conditions, an amount of cash, in each case, with a value equal to the fair value of such portion of the relevant Capped Call Transactions being terminated, as calculated in accordance with the terms of the relevant Capped Call Transaction.

The Capped Call Transactions are separate transactions, in each case, entered into by the company with the option counterparties, and are not part of the terms of the 2026 Notes and will not affect any holder’s rights under the 2026 Notes. Holders of the 2026 Notes will not have any rights with respect to the Capped Call Transactions.

CARES Act Loan

On May 15, 2020 the company entered into an unsecured loan agreement in the aggregate amount of $10,000,000 pursuant to sections 1102 and 1106 of the Coronavirus Aid, Relief and Economic Security, "CARES," Act which was evidenced by a promissory note, dated May 13, 2020, and bears interest at a fixed rate of 1.00%. Payments have been deferred to commence in May 2021 under the program. This loan may be forgivable, partially or in full, if certain conditions are met, principally based on having been disbursed for permissible purposes and based on average levels of employment over a designated period of time. No assurance can be given that the company will be granted forgiveness of the loan in whole or in part. The company has recorded $4,461,000 of the amount borrowed in current maturities of long term debt.

Notes to Financial Statements	Long-Term Liabilities

Other Long-Term Obligations

Other long-term obligations consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Deferred income taxes	$23,605	$23,234
Product liability	12,968	12,304
Pension	9,107	9,088
Deferred gain on sale leaseback	5,421	5,502
Supplemental Executive Retirement Plan liability	5,319	5,368
Deferred compensation	5,192	5,318
Uncertain tax obligation including interest	3,135	3,114
Other	6,525	6,546
Other Long-Term Obligations	$71,272	$70,474

On April 23, 2015, the company entered into a real estate sale leaseback transaction which resulted in the company recording an initial deferred gain of $7,414,000, the majority of which is included in Other Long-Term Obligations and will be recognized over the 20-year life of the leases. The gains realized were $78,000 and $75,000 for the three months ended March 31, 2021 and 2020, respectively.

Notes to Financial Statements	Long-Term Liabilities

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

The company leases a portion of its facilities, transportation equipment, data processing equipment and certain other equipment. These leases have terms from 1 to 20 years and provide for renewal options. Generally, the company is required to pay taxes and normal expenses associated with operating the facilities and equipment. As of March 31, 2021, the company is committed under non-cancelable leases, which have initial or remaining terms in excess of one year and expire on various dates through 2040.

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

In connection with the transaction, the requirements for sale lease-back accounting were met. Accordingly, the company recorded the sale of the properties, removed the related property and equipment from the company's balance sheet, recognized an initial deferred gain of $7,414,000 and an immediate loss of $257,000 related to one property and recorded new lease liabilities. Specifically, the company recorded four finance leases totaling $32,339,000 and one operating lease related to leased land, which was not a material component of the transaction. The gains on the sales of the properties were required to be deferred and recognized over the life of the leases as the property sold is being leased back. The deferred gain is classified under Other Long-Term Obligations on the consolidated balance sheet. The gains realized were $78,000 for the three months ended March 31, 2021 compared to $75,000 for the three months ended March 31, 2020.

In December 2018, the company entered into a 20-year lease agreement in Germany. The lease commenced in July 2020. The lease increased the company's finance lease obligation by $36,916,000 and increased the finance lease expense compared to previous periods.

In December of 2020, the company entered into a 12.6-year lease agreement in Germany. The lease increased the company's finance lease obligation by $5,561,000 and increased the finance lease expense compared to previous periods.
Lease expenses for the three months ended March 31, 2021 and March 31, 2020, respectively, were as follows (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Operating leases	$1,962	$2,243
Variable and short-term leases	1,051	921
Total operating leases	$3,013	$3,164

Finance lease interest cost	$1,178	$328
Finance lease depreciation	1,276	703
Total finance leases	$2,454	$1,031

Notes to Financial Statements	Long-Term Liabilities

Future minimum operating and finance lease commitments, as of March 31, 2021, are as follows (in thousands):

	Finance Leases	Operating Leases
2021	$6,714	$5,433
2022	7,051	4,225
2023	6,947	1,967
2024	6,878	1,360
2025	6,821	1,083
Thereafter	81,091	2,319
Total future minimum lease payments	115,502	16,387
Amounts representing interest	(43,572)	(2,421)
Present value of minimum lease payments	71,930	13,966
Less: current maturities of lease obligations	(3,584)	(5,610)
Long-term lease obligations	$68,346	$8,356
Supplemental cash flow amounts for the three months ended March 31, 2021 were as follows (in thousands):

Cash Activity: Cash paid in measurement of amounts for lease liabilities	March 31, 2021
Operating leases	$3,020
Finance leases	2,109
Total	$5,129

Non-Cash Activity: Right-of-use assets obtained in exchange for lease obligations	March 31, 2021
Operating leases	$3,839
Finance leases	5,975
Total	$9,814

Weighted-average remaining lease terms and discount rates for finance and operating leases are as follows as of March 31, 2021:

March 31, 2021
Weighted-average remaining lease term - finance leases	16.5 years
Weighted-average remaining lease term - operating leases	4.7 years
Weighted-average discount rate - finance leases	6.50%
Weighted-average discount rate - operating leases	7.74%

Notes to Financial Statements	Revenue

Revenue

The company has two revenue streams: products and services. Services include repair, refurbishment, preventive maintenance and rental of product. Services for the North America segment include maintenance and repair of products. Services for the Europe segment include repair, refurbishment and preventive maintenance services. Services in All Other, are in the Asia Pacific region, and include rental and repair of products.

The following tables disaggregate the company’s revenues by major source and by reportable segment for the three months ended March 31, 2021 and March 31, 2020 (in thousands):

	Three Months Ended March 31, 2021
	Product	Service	Total
Europe	$109,844	$2,931	$112,775
North America	75,702	272	75,974
All Other	6,178	1,275	7,453
Total	$191,724	$4,478	$196,202
% Split	98%	2%	100%

	Three Months Ended March 31, 2020
	Product	Service	Total
Europe	$117,685	$3,283	$120,968
North America	86,764	207	86,971
All Other	9,322	1,179	10,501
Total	$213,771	$4,669	$218,440
% Split	98%	2%	100%

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

Depending on the terms of the contract, the company may defer the recognition of a portion of the revenue at the end of a reporting period to align with transfer of control of the company’s products to the customer. In addition, to the extent performance obligations are satisfied over time, the company defers revenue recognition until the performance obligations are satisfied. As of March 31, 2021 and December 31, 2020, the company had deferred revenue of $3,112,000 and $3,516,000, respectively, related to outstanding performance obligations.

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

As of March 31, 2021, 3,667 Class B Common Shares remained outstanding. Prior conversions of Class B Common Shares have virtually eliminated the company’s dual class voting structure. As of March 31, 2021, the holders of the Common Shares represented approximately 99.9% of the company’s total outstanding voting power.

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
The Compensation and Management Development Committee of the Board (the “Compensation Committee”), in its discretion, may grant an award under the 2018 Plan to any director or employee of the company or an affiliate. As of March 31, 2021, 905,188 Common Shares were available for future issuance under the 2018 Plan in connection with the following types of awards with respect to the company's Common Shares: incentive stock options, nonqualified stock options, SARs, restricted stock, restricted stock units, unrestricted stock and performance shares. The Compensation Committee also may grant performance units that are payable in cash. The Compensation Committee has the authority to determine which participants will receive awards, the amount of the awards and the other terms and conditions of the awards.

At March 31, 2021, an aggregate of 376,516 Common Shares underlie awards which were forfeited or expired unexercised under the 2003 and 2013 Plans and thus are available to be transferred under the 2018 Plan.

The company has submitted an amendment to the 2018 Plan to shareholders for approval at the company's 2021 annual meeting that, if approved by shareholders, will increase the number of Common Shares authorized for issuance under the 2018 Plan by 2,500,000 additional Common Shares.
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

The amounts of equity-based compensation expense recognized as part of SG&A expenses in All Other in business segment reporting were as follows (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Restricted stock / units	$912	$775
Performance shares / units	668	425
Total stock-based compensation expense	$1,580	$1,200

As of March 31, 2021, unrecognized compensation expense related to equity-based compensation arrangements granted under the company's 2018 Plan and previous plans, which is related to non-vested options and shares, was as follows (in thousands):

March 31, 2021
Restricted stock and restricted stock units	$11,733
Performance shares and performance share units	9,537
Total unrecognized stock-based compensation expense	$21,270

Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures and for updated vesting assumptions for the performance share awards (refer to "Stock Options" and "Performance Shares and Performance Share Units" below). No tax benefits for stock compensation were realized during the three months ended March 31, 2021 and 2020, respectively, due to a valuation allowance against deferred tax assets. In accordance with ASC 718, any tax benefits resulting from tax deductions in excess of the compensation expense recognized is classified as a component of financing cash flows.

Stock Options

Generally, non-qualified stock option awards have a term of ten years and were granted with an exercise price per share equal to the fair market value of the company’s Common Shares on the date of grant. Stock option awards granted in 2017 were performance-based awards which became exercisable based upon achievement of the performance goals established by the Compensation Committee as achieved over a 3-year period end in 2019 which were subject to the Compensation Committee's exercise of negative discretion to reduce the number of options vested based on the progress towards other initiatives.

The following table summarizes information about stock option activity for the three months ended March 31, 2021:

			Weighted Average Exercise Price
Options outstanding at January 1, 2021	1,081,804		$16.07
Forfeited	(38,200)		17.01
Options outstanding at March 31, 2021	1,043,604		$16.03
Options exercise price range at March 31, 2021	$12.15	to	$33.36
Options exercisable at March 31, 2021	1,043,604
Shares available for grant at March 31, 2021*	905,188
________
 *    Shares available for grant under the 2018 Plan as of March 31, 2021 reduced by net restricted stock and restricted stock unit and performance share and performance share unit award activity of 2,671,108 shares.

The following table summarizes information about stock options outstanding at March 31, 2021:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at March 31, 2021	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2021	Weighted Average Exercise Price
$12.15 – $20.00	750,159	4.7	$12.69	750,159	$12.69
$20.01 – $30.00	288,949	0.4	24.45	288,949	24.45
$30.01 – $33.36	4,496	0.1	33.36	4,496	33.36
Total	1,043,604	3.5	$16.03	1,043,604	$16.03

Notes to Financial Statements	Equity Compensation

The 2018 Plan provides for a one-year minimum vesting period for stock options and, generally, options must be exercised within ten years from the date granted. No stock options were issued in 2021 or 2020.

Restricted Stock and Restricted Stock Units

The following table summarizes information about restricted stock and restricted stock units (primarily for non-U.S. recipients):

		Weighted Average Fair Value
Stock / Units unvested at January 1, 2021	1,145,058	$8.62
Granted	617,707	8.48
Forfeited	(8,190)	9.38
Stock / Units unvested at March 31, 2021	1,754,575	$8.57

The restricted awards generally vest ratably over the three years after the award date. Unearned restricted stock compensation, determined as the market value of the shares at the date of grant, is being amortized on a straight-line basis over the vesting period.

Performance Shares and Performance Share Units

The following table summarizes information about performance shares and performance share units (primarily for non-U.S. recipients):

		Weighted Average Fair Value
Shares / Units unvested at January 1, 2021	1,026,785	$8.55
Granted	471,819	8.49
Shares / Units unvested at March 31, 2021	1,498,604	$8.53

During the three months ended March 31, 2021, performance shares and performance share units (for non-U.S. recipients) were granted as performance awards with a three year performance period with payouts based on achievement of certain performance goals. The awards are classified as equity awards as they will be settled in common shares upon vesting. The number of shares earned will be determined at the end of the three-year performance period based on achievement of performance criteria for January 1, 2018 through December 31, 2020, January 1, 2019 through December 31, 2021, January 1, 2020 through December 31, 2022 and January 1, 2021 through December 31, 2023,respectively established by the Compensation Committee at the time of grant. Recipients will be entitled to receive a number of Common Shares equal to the number of performance shares that vest based upon the levels of achievement which may range between 0% and 150% of the target number of shares with the target being 100% of the initial grant.

The fair value of the performance awards is based on the stock price on the date of grant discounted for the estimated value of dividends foregone as the awards are not eligible for dividends except to the extent vested. The grant fair value is further updated each reporting period while variable accounting applies. The company assesses the probability that the performance targets will be met with expense recognized whenever it is probable that at least the minimum performance criteria will be achieved. Depending upon the company's assessment of the probability of achievement of the goals, the company may not recognize any expense associated with performance awards in a given period, may reverse prior expense recorded or record additional expense to recognize the cumulative estimated achievement level of proportionate term of the award. Performance award compensation expense is generally expected to be recognized over three years. The company continues to recognize expense related to the awards granted in 2019, 2020 and 2021 as it is considered probable that the performance goals for those awards will be met.

Notes to Financial Statements	Accumulated Other Comprehensive Income

Accumulated Other Comprehensive Income (Loss) by Component

Changes in accumulated other comprehensive income ("OCI") (in thousands):

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
December 31, 2020	$50,329	$(517)	$(3,674)	$(702)	$45,436
OCI before reclassifications	2,802	2,875	470	(1,218)	4,929
Amount reclassified from accumulated OCI	—	—	(121)	426	305
Net current-period OCI	2,802	2,875	349	(792)	5,234
March 31, 2021	$53,131	$2,358	$(3,325)	$(1,494)	$50,670

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
December 31, 2019	$8,898	$(2,491)	$(3,299)	$20	$3,128
OCI before reclassifications	1,664	(5,858)	(598)	(261)	(5,053)
Amount reclassified from accumulated OCI	—	—	429	119	548
Net current-period OCI	1,664	(5,858)	(169)	(142)	(4,505)
March 31, 2020	$10,562	$(8,349)	$(3,468)	$(122)	$(1,377)

Reclassifications out of accumulated OCI were as follows (in thousands):

	Amount reclassified from OCI		Affected line item in the Statement of Comprehensive (Income) Loss
	For the Three Months Ended March 31,
	2021	2020
Defined Benefit Plans
Service and interest costs	$(121)	$429	Selling, general and administrative expenses
Tax	—	—	Income tax provision
Total after tax	$(121)	$429

Derivatives
Foreign currency forward contracts hedging sales	$22	$115	Net sales
Foreign currency forward contracts hedging purchases	452	35	Cost of products sold
Total loss before tax	474	150
Tax	(48)	(31)	Income tax benefit
Total after tax	$426	$119

Notes to Financial Statements	Charges Related to Restructuring Activities

Charges Related to Restructuring Activities

The company's restructuring charges were originally necessitated primarily by continued declines in Medicare and Medicaid reimbursement by the U.S. government, as well as similar healthcare reimbursement pressures abroad, which negatively affect the company's customers (e.g. home health care providers) and continued pricing pressures faced by the company due to the outsourcing by competitors to lower cost locations. Restructuring decisions were also the result of reduced profitability in each of the segments. Restructuring actions have continued into 2021.

For the three months ended March 31, 2021, charges totaled $1,552,000 which were related to North America of $822,000 and Europe of $730,000. In North America costs were incurred related to severance. The European charges were for severance costs of $454,000 and contract terminations of $276,000, primarily related to the closure of a German manufacturing facility. Payments for the three months ended March 31, 2021 were $6,283,000 and the cash payments were funded with the company's cash on hand. The 2021 charges are expected to be paid out within 24 months.
For the three months ended March 31, 2020, charges totaled $1,392,000 which were related to North America of $691,000, Europe of $665,000 and All Other of $36,000. In North America and All Other, costs were incurred related to severance. The European charges were for severance costs $592,000 and contract terminations $73,000. Payments for the three months ended March 31, 2020 were $1,870,000 and the cash payments were funded with company's cash on hand. Most of the 2020 charges have been paid out.
There have been no material changes in accrued balances related to the charges, either as a result of revisions to the plans or changes in estimates. In addition, the savings anticipated as a result of the company's restructuring plans have been or are expected to be achieved, primarily resulting in reduced salary and benefit costs principally impacting selling, general and administrative expenses, and to a lesser extent, costs of products sold. To date, the company's liquidity has been sufficient to absorb these charges and payments.

Notes to Financial Statements	Charges Related to Restructuring Activities

A progression by reporting segment of the accruals recorded as a result of the restructuring for the three months ended March 31, 2021 is as follows (in thousands):

	Severance	Contract Terminations	Total
December 31, 2020 Balances
North America	$179	$—	$179
Europe	5,904	4	5,908
All Other	166	—	166
Total	6,249	4	6,253
Charges
North America	822	—	822
Europe	454	276	730
All Other	—	—	—
Total	1,276	276	1,552
Payments
North America	(236)	—	(236)
Europe	(6,047)	—	(6,047)
All Other	—	—	—
Total	(6,283)	—	(6,283)
March 31, 2021 Balances
North America	765	—	765
Europe	311	280	591
All Other	166	—	166
Total	$1,242	$280	$1,522

Notes to Financial Statements	Income Taxes

Income Taxes

The company had an effective tax rate of 15.4% on losses and 74.2% on earnings before tax for the three months ended March 31, 2021 and March 31, 2020, respectively, compared to an expected benefit for the three months ended March 31, 2021 and an expected expense for the three months ended March 31, 2020 of 21.0% on the pre-tax loss and earnings for each period. The company's effective tax rate for the three months ended March 31, 2021 and March 31, 2020 were unfavorable as compared to the U.S. federal statutory rate, principally due to the negative impact of the company not being able to record tax benefits related to the significant losses in countries which had tax valuation allowances. The effective tax rate was increased for the three months ended March 31, 2021 and March 31, 2020 by certain taxes outside the United States, excluding countries with tax valuation allowances, that were at an effective rate higher than the U.S. statutory rate, except for the gain on the disposition of Dynamic Controls which was not taxable locally for the three months ended March 31, 2020. In addition, the company had accrued withholding taxes on earnings of its Chinese subsidiary based on the expectation of not permanently reinvesting those earnings. The sale of this entity, without such distribution resulted in the reversal of this accrual in the amount of $988,000 for the three months ended March 31, 2020.

Notes to Financial Statements	Net Income (Loss) Per Common Share

Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net earnings (loss) per common share for the periods indicated.

(In thousands except per share data)	For the Three Months Ended March 31,
	2021	2020
Basic
Weighted average common shares outstanding	34,495	33,784

Net income (loss)	$(14,044)	$732

Net income (loss) per common share	$(0.41)	$0.02

Diluted
Weighted average common shares outstanding	34,495	33,784
Share options and awards	715	69
Weighted average common shares assuming dilution	35,210	33,853

Net income (loss)	$(14,044)	$732

Net income (loss) per common share *	$(0.41)	$0.02
________
* Net income (loss) per common share assuming dilution calculated utilizing weighted average shares outstanding-basic for the periods in which there was a net loss.

At March 31, 2021 and March 31, 2020, shares associated with equity compensation awards of 1,100,648 and 2,366,261, respectively, were excluded from the average common shares assuming dilution as incremental shares were anti-dilutive.

At March 31, 2021, the majority of the anti-dilutive incremental shares were awards granted at an exercise price of $24.45, which was higher than the average fair market value price of $9.32. At March 31, 2020, the majority of the anti-dilutive incremental shares were awards granted at an exercise price of $24.45 or above, which was higher than the average fair market value price of $7.75.

For the three months ended March 31, 2021 and March 31, 2020, respectively, no shares were included in the common shares assuming dilution related to the company's issued warrants as the average market price of the company shares for these periods did not exceed the strike price of the warrants.

Further, upon adoption of ASU 2020-06, effective in 2021 for the company, use of the if-converted earnings per share method is required. However, no shares were included in the common shares assuming dilution for the three months ended March 31, 2021 related to the company's convertible senior notes as conversion prices were above the company's average stock price for the period and other requirements for the notes to be convertible to shares were not met.

Notes to Financial Statements	Concentration of Credit Risk

Concentration of Credit Risk

The company manufactures and distributes durable medical equipment to the home health care, retail and extended care markets. The company performs credit evaluations of its customers’ financial condition. The company utilizes De Lage Landen, Inc. (“DLL”), a third-party financing company, to provide lease financing to Invacare's U.S. customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a recourse obligation of $1,128,000 at March 31, 2021 to DLL for events of default under the contracts, which total $8,951,000 at March 31, 2021. Guarantees, ASC 460, requires the company to record a guarantee liability as it relates to the limited recourse obligation. As such, the company has recorded a liability for this guarantee obligation within accrued expenses. The company's recourse is reevaluated by DLL biannually, considers activity between the biannual dates and excludes any receivables purchased by the company from DLL. The company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with Receivables, ASC 310-10-05-4. Credit losses are provided for in the financial statements.

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

The company has historically not recognized any material amount of ineffectiveness related to forward contract cash flow hedges because the company generally limits its hedges to between 50% and 90% of total forecasted transactions for a given entity’s exposure to currency rate changes and the transactions hedged are recurring in nature. Furthermore, most of the hedged transactions are related to intercompany sales and purchases for which settlement occurs on a specific day each month. Forward contracts with a total notional amount in USD of $26,667,000 and $42,894,000 matured for the three months ended March 31, 2021 and March 31, 2020, respectively.

Notes to Financial Statements	Derivatives

Outstanding foreign currency forward exchange contracts qualifying and designated for hedge accounting treatment were as follows (in thousands USD):

	March 31, 2021		December 31, 2020
	Notional Amount	Unrealized Net Gain (Loss)	Notional Amount	Unrealized Net Gain (Loss)
USD / CHF	1,240	(1)	1,675	(11)
USD / EUR	44,156	(902)	56,187	(636)
USD / GBP	1,892	(97)	2,467	(19)
USD / SEK	2,009	(60)	2,658	(41)
USD / MXN	2,492	258	2,230	334
EUR / CHF	3,847	56	5,037	10
EUR / GBP	14,796	(488)	19,060	44
EUR / SEK	7,586	(96)	10,162	(73)
EUR / NOK	3,532	(116)	4,167	(64)
AUD / NZD	614	(18)	781	(13)
DKK / SEK	2,273	17	3,329	9
NOK / SEK	2,461	(66)	3,431	(50)
AUD / THB	3,888	(260)	4,963	(221)
NZD / THB	1,381	(55)	1,755	(55)
USD / THB	3,114	89	4,152	(56)
EUR / THB	1,034	12	1,332	18
GBP / THB	652	38	842	10
	$96,967	$(1,689)	$124,228	$(814)

Derivatives Not Qualifying or Designated for Hedge Accounting Treatment

The company utilizes foreign currency forward contracts that are not designated as hedges in accordance with ASC 815. These contracts are entered into to eliminate the risk associated with the settlement of short-term intercompany trading receivables and payables between Invacare Corporation and its foreign subsidiaries. The currency forward contracts are entered into at the same time as the intercompany receivables or payables are created so that upon settlement, the gain/loss on the settlement is offset by the gain/loss on the foreign currency forward contract. No material net gain or loss was realized by the company in 2021 or 2020 related to these contracts and the associated short-term intercompany trading receivables and payables.

Notes to Financial Statements	Derivatives

Foreign currency forward exchange contracts not qualifying or designated for hedge accounting treatment, as well as ineffective hedges, entered into in 2021 and 2020, respectively, and outstanding were as follows (in thousands USD):

	March 31, 2021		December 31, 2020
	Notional Amount	Gain (Loss)	Notional Amount	Gain (Loss)
AUD / USD	$5,776	$111	$6,046	$(159)
CAD / USD	13,086	(139)	8,320	88
DKK / USD	8,859	(320)	8,690	207
GBP / USD	16,947	(418)	16,062	338
NOK / USD	9,522	(175)	9,053	264
AUD / NZD	6,497	(46)	6,579	(35)
	$60,687	$(987)	$54,750	$703

The fair values of the company’s derivative instruments were as follows (in thousands):

	March 31, 2021		December 31, 2020
	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	$470	$2,159	$424	$1,238
Derivatives not designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	253	1,240	897	194
Total derivatives	$723	$3,399	$1,321	$1,432

The fair values of the company’s foreign currency forward exchange contract assets and liabilities are included in Other Current Assets and Accrued Expenses, respectively in the Condensed Consolidated Balance Sheets.

The effect of derivative instruments on Accumulated Other Comprehensive Income (OCI) and the Condensed Statement of Comprehensive Income (Loss) was as follows (in thousands):

Derivatives (foreign currency forward exchange contracts) in ASC 815 cash flow hedge relationships	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended March 31, 2021
Foreign currency forward exchange contracts	$(1,218)	$(426)	$—
Three months ended March 31, 2020
Foreign currency forward exchange contracts	$(261)	$(119)	$64

Derivatives (foreign currency forward exchange contracts) not designated as hedging instruments under ASC 815			Amount of Gain (Loss) Recognized in Income on Derivatives
Three months ended March 31, 2021
Foreign currency forward exchange contracts			$(987)
Three months ended March 31, 2020
Foreign currency forward exchange contracts			$(724)

Notes to Financial Statements	Derivatives

The gains or losses recognized as the result of the settlement of cash flow hedge foreign currency forward contracts are recognized in net sales for hedges of inventory sales and in cost of products sold for hedges of inventory purchases. For the three months ended March 31, 2021, net sales were increased by $22,000 while cost of products sold was increased by $452,000 for net pre-tax realized loss of $474,000. For the three months ended March 31, 2020, net sales were decreased by $115,000 while cost of products sold was increased by $35,000 for net realized pre-tax loss of $150,000.

A loss of $987,000 was recognized in selling, general and administrative (SG&A) expenses for the three months ended March 31, 2021 compared to a loss of $724,000 for the three months ended March 31, 2020 related to forward contracts not designated as hedging instruments. The forward contracts were entered into to offset gains/losses that were also recorded in SG&A expenses on intercompany trade receivables or payables. The gains/losses on the non-designated hedging instruments were substantially offset by gains/losses on intercompany trade payables.

The company's derivative agreements provide the counterparties with a right of set off in the event of a default. The right of set off would enable the counterparty to offset any net payment due by the counterparty to the company under the applicable agreement by any amount due by the company to the counterparty under any other agreement. For example, the terms of the agreement would permit a counterparty to a derivative contract that is also a lender under the company's Credit Agreement to reduce any derivative settlement amounts owed to the company under the derivative contract by any amounts owed to the counterparty by the company under the Credit Agreement. In addition, the agreements contain cross-default provisions that could trigger a default by the company under the agreement in the event of a default by the company under another agreement with the same counterparty. The company presents derivatives on a net basis in its financial statements for those subject to provisions that are similar to master netting agreements.

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
The following table provides a summary of the company’s assets and liabilities that are measured on a recurring basis (in thousands):

	Basis for Fair Value Measurements at Reporting Date
	Quoted Prices in Active Markets for Identical Assets / (Liabilities)	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Level I	Level II	Level III
March 31, 2021
Forward exchange contracts—net	—	$(2,676)	—
December 31, 2020
Forward exchange contracts—net	—	$(111)	—

The carrying values and fair values of the company’s financial instruments are as follows (in thousands):

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$86,052	$86,052	$105,298	$105,298
Other investments	84	84	85	85
Installment receivables, net of reserves	1,145	1,145	1,322	1,322
Forward contracts in Other Current Assets	723	723	1,321	1,321
Forward contracts in Accrued Expenses	(3,399)	(3,399)	(1,432)	(1,432)
Total debt (including current maturities of long-term debt) *	(288,590)	(287,592)	(245,053)	(237,948)
2021 Notes	—	—	(1,242)	(1,264)
2022 Notes	(2,627)	(2,480)	(73,869)	(70,633)
Series I 2024 Notes	(71,939)	(70,377)	(62,984)	(60,035)
Series II 2024 Notes	(75,334)	(75,510)	(64,919)	(64,090)
2026 Notes	(117,786)	(118,874)	—	—
Other	(20,904)	(20,351)	(42,039)	(41,926)
________
* The company's total debt is shown net of applicable discounts and fees associated with the convertible senior notes due in 2021, 2022, 2024 and 2026 on the company's condensed consolidated balance sheet. Accordingly, the fair values of the convertible senior notes due in 2021, 2022, 2024 and 2026 included in the long-term debt presented in this table are also shown net of the discounts and fees. Discount balances applicable to the company's convertible senior notes were eliminated upon adoption of ASU 2020-06 on January 1, 2021, but are included in the balances above for the period prior to adoption. Refer to Long-Term Debt footnote for discount balances by convertible senior notes series. Total debt excludes operating and finance leases obligations.

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

Total debt: Fair value for the company’s convertible debt is based on quoted market-based estimates as of the end of the period, while the revolving credit facility fair value is based upon an estimate of the market for similar borrowing arrangements. The fair values are deemed to be categorized as Level 2 in the fair value hierarchy. Other total debt is primarily attributable to credit facilities borrowings where the carrying value reported in the balance approximates its fair value and the CARES Act Loan which utilizes the fair value factor of the 2022 Notes to approximate fair value.

Forward contracts: The company operates internationally, and as a result, is exposed to foreign currency fluctuations. Specifically, the exposure includes intercompany loans and third-party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized and accounted for as hedging instruments. The forward contracts are used to hedge the following currencies: AUD, CAD, CHF, DKK, EUR, GBP, MXN, NOK, NZD, SEK, THB, and USD. The company does not use derivative financial instruments for speculative purposes. Fair values for the company’s foreign exchange forward contracts are based on quoted market prices for contracts with similar maturities. The company’s forward contracts are included in Other Current Assets or Accrued Expenses in the condensed consolidated balance sheets.

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

Segment performance is measured and resources are allocated based on a number of factors, with the primary income or loss measure being segment operating income (loss). Segment operating income (loss) represents net sales less cost of products sold less selling general and administrative expenses. Segment operating income (loss)
excludes unallocated corporate general and administrative expenses not allocated to the segments and intersegment sales and profit eliminations, which are included in All Other. In addition, segment operating income (loss) further excludes charges related to restructuring activities, asset impairment and gain on sale of business (as applicable).

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

Notes to Financial Statements	Business Segments

The information by segment is as follows (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Revenues from external customers
Europe	$112,775	$120,968
North America	75,974	86,971
All Other (Asia Pacific)	7,453	10,501
Consolidated	$196,202	$218,440
Intersegment revenues
Europe	$5,308	$4,226
North America	14,195	20,482
All Other (Asia Pacific)	—	2,529
Consolidated	$19,503	$27,237
Restructuring charges before income taxes
Europe	$730	$665
North America	822	691
All Other	—	36
Consolidated	$1,552	$1,392
Operating income (loss)
Europe	$3,832	$6,850
North America	(2,375)	(2,045)
All Other	(5,640)	(3,555)
Charge expense related to restructuring activities	(1,552)	(1,392)
Gain on sale of business	—	9,590
Consolidated operating income (loss)	(5,735)	9,448
Loss on debt extinguishment including debt finance charges and associated fees	(709)	—
Net interest expense	(5,730)	(6,616)
Earnings (Loss) before income taxes	$(12,174)	$2,832

Notes to Financial Statements	Business Segments

Net sales by product, are as follows (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Europe
Lifestyle	$58,298	$58,303
Mobility and Seating	44,222	52,778
Respiratory Therapy	6,038	4,931
Other(1)	4,217	4,956
	$112,775	$120,968
North America
Lifestyle	$36,185	$42,541
Mobility and Seating	22,733	29,574
Respiratory Therapy	16,784	14,649
Other(1)	272	207
	$75,974	$86,971
All Other (Asia Pacific)
Mobility and Seating	$3,218	$5,435
Lifestyle	2,524	3,132
Respiratory Therapy	282	533
Other(1)	1,429	1,401
	$7,453	$10,501

Total Consolidated	$196,202	$218,440
   ________________________
(1)Includes various services, including repair services, equipment rentals and external contracting.

Notes to Financial Statements	Contingencies

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
Warranty Matters
The company's warranty reserves are subject to adjustment in future periods based on historical analysis of warranty claims and as new developments occur that may change the company's estimates related to specific product recalls. Refer to Current Liabilities in the Notes to the Condensed Consolidated Financial Statements for the total provision amounts and a reconciliation of the changes in the warranty accrual.
Any of the above contingencies could have an adverse impact on the company's financial condition or results of operations.
For additional information regarding the consent decree, other regulatory matters, and risks and trends that may impact the company’s financial condition or results of operations, please see the following sections of the company's Annual Report on Form 10-K for the year ended December 31, 2020: Item 1. Business - Government Regulation and Item 1A. Risk Factors; Item 3. Legal Proceedings; and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

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

Item 4.    Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures
As of March 31, 2021, an evaluation was performed, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of March 31, 2021, in ensuring that information required to be disclosed by the company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

For additional information regarding the consent decree, please see the "Contingencies" note to the financial statements contained in Part I of this Quarterly Report on Form 10-Q, the risk factors referred to in Part I, Item 1A of this Quarterly Report on Form 10-Q, and the following sections of the company's Annual Report on Form 10-K for the period ending December 31, 2020: Item 1. Business - Government Regulation; Item 1A. Risk Factors; and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook and - Liquidity and Capital Resources.

Part II	Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of common shares made by the company during the three months ended March 31, 2021.

Period			Total Number of Shares Purchased (1)	Avg. Price Paid Per Share $	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
1/1/2021	-	1/31/2021	—	$—	—	2,453,978
2/1/2021	-	2/28/2021	—	—	—	2,453,978
3/1/2021	-	3/31/2021	—	—	—	2,453,978
Total			—	$—	—	2,453,978
________
(1)No shares were repurchased between January 1, 2021 and March 31, 2021 or were surrendered to the company by employees for minimum tax withholding purposes in conjunction with the vesting of restricted shares awarded to the employees or the exercise of non-qualified options by employees under the company's equity compensation plans.

(2)In 2001, the Board of Directors authorized the company to purchase up to 2,000,000 Common Shares, excluding any shares acquired from employees or directors as a result of the exercise of options or vesting of restricted shares pursuant to the company’s performance plans. The Board of Directors reaffirmed its authorization of this repurchase program on November 5, 2010, and on August 17, 2011 authorized an additional 2,046,500 shares for repurchase under the plan. To date, the company has purchased 1,592,522 shares under this program, with authorization remaining to purchase 2,453,978 shares. The company purchased no shares pursuant to this Board authorized program during the quarter ended March 31, 2021.

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

Part II	Other Information

Item 6.    Exhibits

Exhibit No.
10.1	Indemnity Agreement
31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification (filed herewith).
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS*	XBRL instance document
101.SCH*	XBRL taxonomy extension schema
101.CAL*	XBRL taxonomy extension calculation linkbase
101.DEF*	XBRL taxonomy extension definition linkbase
101.LAB*	XBRL taxonomy extension label linkbase
101.PRE*	XBRL taxonomy extension presentation linkbase
104	Cover page of the Quarterly Report on Form 10-Q formatted in Inline XBRL.

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

INVACARE CORPORATION

Date:	May 5, 2021	By:	/s/ Kathleen P. Leneghan
Name: Kathleen P. Leneghan
Title: Senior Vice President and Chief Financial Officer
(As Principal Financial and Accounting Officer and on behalf of the registrant)