Form 10-Q
period 2021-06-30
INVACARE CORP
filed 2021-08-04
CIK 742112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[☒] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒
As of August 2, 2021, the registrant had 35,004,368 Common Shares and 3,667 Class B Common Shares outstanding.

	Item	Page
PART I: FINANCIAL INFORMATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations	2	1
Financial Statements (Unaudited)	1
Condensed Consolidated Statement of Comprehensive Income (Loss) - Three and Six Months Ended June 30, 2021 and June 30, 2020		18
Condensed Consolidated Balance Sheets - June 30, 2021 and December 31, 2020		19
Condensed Consolidated Statement of Cash Flows - Six Months Ended June 30, 2021 and June 30, 2020		20
Condensed Consolidated Statement of Shareholders' Equity - Three and Six Months Ended June 30, 2021 and June 30, 2020		21
Notes to Condensed Consolidated Financial Statements - June 30, 2021		23
Quantitative and Qualitative Disclosures About Market Risk	3	70
Controls and Procedures	4	70

PART II: OTHER INFORMATION
Legal Proceedings	1	71
Unregistered Sales of Equity Securities and Use of Proceeds	2	72
Exhibits	6	73
Signatures		74

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The discussion and analysis presented below is concerned with material changes in financial condition and results of operations between the periods specified in the condensed consolidated balance sheets at June 30, 2021 and December 31, 2020, and in the condensed consolidated statement of comprehensive income (loss) for the three and six months ended June 30, 2021 and June 30, 2020. All comparisons presented are with respect to the same period last year, unless otherwise stated. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes that appear elsewhere in this Quarterly Report on Form 10-Q and the MD&A included in the company's Annual Report on Form 10-K for the year ended December 31, 2020. For some matters, SEC filings from prior periods may be useful sources of information.
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
COVID-19 Impact on Access to Healthcare and Global Supply Chain
The company continues to actively monitor the coronavirus (COVID-19) pandemic, which has negatively impacted the business primarily by limiting access to healthcare and disrupting the global supply chain. These factors resulted in operational inefficiencies which in turn burdened profitability.
Demand for the company's products remains high as evidenced by a strong order book and elevated backlog. However, efficiently fulfilling orders during the second quarter continued to be challenging due to global supply chain and logistics disruptions. Invacare's products include a large number components, and these disruptions have delayed delivery of components required for final assembly and order fulfillment and impacted the efficiency of the manufacturing operations. Further, certain countries have reinstated various levels of shutdowns causing additional assembly and production delays that have also delayed order fulfillment. As a result, backlog has increased in all product categories from
December 31, 2020. The incremental backlog at the end of 2Q21 was comparable to the level at the end of 1Q21.
While public health restrictions remain, the company anticipates, as vaccination initiatives progress, healthcare access resumes, and more active lifestyles return during the summer months, higher net sales for the balance of 2021 with growth as compared to prior year.
Sales started to recover in the second quarter of 2021 as certain pandemic restrictions were lifted, but supply chain challenges continued to burden the company's profitability. The company has opted not to impose more robust cost containment measures to offset the impact of reduced profitability. The company believes its human capital resources will be essential to facilitate anticipated sales and profitability recovery for the remainder of 2021 and to address current backlog and anticipated demand.
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
As an “essential” business making medical devices, the company has continued to operate in all of its facilities, having taken the recommended public health measures to ensure worker and workplace safety. The company continues to experience high demand globally for its products. The company continues to work to optimize its capacity to produce these critical products and resolve global supply chain

MD&A	Overview

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
Outlook
The company participates in growing durable healthcare markets and serves a persistent need for its products. The company will continue to improve operating efficiency, together with the lifting of public health restrictions and resolution of supply chain disruptions, to yield improved financial performance. As a result, the company continues to expect to grow revenue, profitability and improve its cash flow performance for the year. As approximately 95% of the company's revenues are generated in the Northern Hemisphere, the company expects sales growth for the remainder of the year assuming the expectation of healthcare access resuming, a return to more active lifestyles in the warmer months as the pandemic subsides and amplified by the adoption of new products and pent up demand from the prior year.
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

MD&A	Overview

improved customer experience and efficiencies have not been considered in the guidance as a result of the anticipated timing to roll out the new system in North America.

Cash flow for 2021 has funded payments for severance costs related to the German plant consolidation and funding value added taxes and other taxes deferred from 2020 as a result of programs implemented by many jurisdictions as result of the pandemic. In addition, with the return to growth in 2Q21, the company has a significant investment in working capital including an increase of $20 million for accounts receivable which should be collected in 3Q21. In addition, inventory levels increased by $11 million during the quarter to mitigate supply chain disruptions and in preparation for the expected sequential sales growth in the latter half of the year. We anticipate this investment in working capital will convert to cash in the second half of 2021.

The company has historically generated negative cash flow performance during the first half of the year. This pattern has continued due to the timing of annual one-time payments such as customer rebates and employee bonuses earned during the prior year, and higher working capital usage from revenue growth and seasonal inventory increases. Quarterly cash flow was impacted by timing of sales growth which impacted accounts receivable collections. The company anticipates spending $20 million on capital expenditures in 2021.
The actions taken by the company earlier this year to optimize the balance sheet for the current environment, as well as the continued borrowing availability under the ABL revolving credit facilities, and the anticipated generation of Adjusted EBITDA and free cash flow, should provide the company sufficient liquidity to manage the business and meet its obligations.
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

($ in thousands USD)	2Q21*	2Q20	% Change Fav/(Unfav)	Foreign Exchange % Impact	Constant Currency % Change Fav/(Unfav)
Europe	121,296	101,894	19.0	12.0	7.0
North America	96,247	86,569	11.2	1.1	10.1
All Other (Asia Pacific)	8,321	7,837	6.2	13.9	(7.7)
Consolidated	225,864	196,300	15.1	7.3	7.8

($ in thousands USD)	YTD 2Q21**	YTD 2Q20	% Change Fav/(Unfav)	Foreign Exchange % Impact	Divestiture % Impact	Constant Currency % Change Fav/(Unfav)
Europe	234,071	222,862	5.0	9.8	—	(4.8)
North America	172,221	173,540	(0.8)	0.7	—	(1.5)
All Other (Asia Pacific)	15,774	18,338	(14.0)	13.3	(15.3)	(12.0)
Consolidated	422,066	414,740	1.8	6.2	(0.7)	(3.7)

* Date format is quarter and year in each instance.
** YTD means the first six months of the year in each instance.
The table above provides net sales change as reported and as adjusted to exclude the impact of foreign exchange translation and divestitures (constant currency net sales). “Constant currency net sales" is a non-Generally Accepted Accounting Principles ("GAAP") financial measure, which is defined as net sales excluding the impact of foreign currency translation and divestitures. The current year's functional currency net sales are translated using the prior year's foreign exchange rates. These amounts are then compared to the prior year's sales to calculate the constant currency net sales change. For the divestiture impact, the company adjusted a portion of net sales as the Dynamic Controls business was divested as of March 7, 2020. Management believes this financial measure provides meaningful information for evaluating the core operating performance of the company.
The company returned to growth in 2Q21, but the global pandemic continued to impact sales across all segments in different ways. Public health restrictions started to ease and increase access to healthcare professionals and institutions needed for certain product selections. Global supply chain disruptions related to transportation and logistics, however, continued to delay receipt of components and limit conversion of orders to sales in the quarter. These factors impacted each of the regions in 2Q21. The company believes the global supply chain disruptions are temporary, and as these disruptions subside and access to healthcare returns, sales growth should continue for the remainder of the year.
Europe - Constant currency net sales increased $7,115,000, or 7.0% in 2Q21 compared to 2Q20 as sales started to recover from pandemic-related challenges led by increased sales in mobility and seating and lifestyle products, reflecting the improving restoration of access to healthcare and the easing of public health restrictions. Constant currency net sales decreased YTD 2Q21 compared to YTD 2Q20. 1Q20 was not affected by the pandemic.
North America - Constant currency net sales for 2Q21 increased $8,767,000 or 10.1% compared to 2Q20 with increased sales across all product categories and led by respiratory products which continued to benefit from pandemic demand and reduced backlog. Growth in mobility & seating and lifestyle product net sales reflected improved access to healthcare professionals and institutions. Constant currency net sales decreased YTD 2Q21 compared to YTD 2Q20 primarily due to the impacts of the pandemic.
All Other - Constant currency net sales, which relate entirely to the Asia Pacific region, decreased $601,000 or 7.7% for 2Q21 compared to 2Q20. Constant currency net sales decreased 12.0% YTD 2Q21 compared to YTD 2Q20 primarily driven by lower lifestyle products sales. Growth in the region was negatively impacted by delayed receipt of product to fulfill existing orders.

MD&A	Net Sales

Constant currency net sales of mobility and seating products, which comprise most of the company's clinically complex product portfolio, increased to 37.3% of constant currency net sales in 2Q21 from 35.0% in 2Q20 and decreased to 36.7% YTD 2Q21 from 37.7% YTD 2Q20 where 1Q20 was not materially affected by the pandemic.

The increased mix percentage of mobility and seating products over the prior year quarter reflects better access to healthcare professionals and institutions needed for the more complex configured products within the mobility and seating portfolio as pandemic restrictions had started to ease in 2Q21.

MD&A	Gross Profit

GROSS PROFIT

Gross profit increased $4,168,000 and gross profit as a percentage of net sales for 2Q21 decreased 200 basis points to 26.9%, primarily attributable to unfavorable operating variances and freight costs, partially offset by favorable product mix. Unfavorable operating variances in 2Q21 were the result of increased costs due to component shortages and transportation delays which impacted labor costs and efficiencies in several of our manufacturing and assembly locations in Europe and North America. The negative impacts of these cost increases, primarily the result of an inefficient workforce impacted by the timing of receipt of inventory, was approximately 160 basis points of gross margin.

Gross profit decreased $4,182,000 and gross profit as a percentage of net sales for YTD 2Q21 decreased 140 basis points to 27.4%, primarily attributable to unfavorable operational variances and freight increases, partially offset by favorable product mix. Unfavorable operating variances for
YTD 2Q21 were the result of increased costs due to component shortages and transportation delays which impacted labor costs and efficiencies in several of our manufacturing and assembly locations in Europe and North America.

Gross profit drivers by segment:
Europe - Gross profit dollars for 2Q21 increased $5,652,000 from higher sales compared to 2Q20. Gross profit as a percentage of net sales was flat compared to 2Q20. Gross profit was positively impacted by favorable product mix and favorable foreign currency offset by unfavorable operating variances and freight costs influenced by continued supply chain disruptions.
Gross profit dollars increased $1,681,000 and gross profit as a percentage of net sales decreased 0.9% for YTD 2Q21 compared to YTD 2Q20. The increase in gross profit dollars was driven by favorable product mix and foreign currency partially offset by unfavorable operating variances and higher freight costs including expediting costs.
North America - Gross profit dollars decreased $897,000 and gross profit as a percentage of net sales decreased 1.6% for 2Q21 compared to 2Q20 driven by unfavorable operating variances and higher freight costs, including expediting costs, partially offset by favorable product mix.
Gross profit dollars decreased $4,783,000 and gross profit as a percentage of net sales decreased 0.8% for YTD 2Q21 compared to YTD 2Q20. The decrease in gross profit dollars was driven by operating variances from lower net sales.
All Other - Asia Pacific gross profit dollars decreased $294,000 and gross profit as a percentage of net sales decreased 5.7% for 2Q21 compared to 2Q20 primarily driven by lower net sales on higher margin products.
Asia Pacific gross profit dollars decreased $1,335,000 and gross profit as a percentage of net sales increased 1.7% for YTD 2Q21 compared to YTD 2Q20. The decrease in gross profit dollars was driven by the divestiture of the Dynamic Controls business as of March 7, 2020.
All Other also includes the impact of intercompany profit eliminations for the consolidated company.

MD&A	SG&A

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

($ in thousands USD)	2Q21	2Q20	Reported Change	Foreign Exchange Impact	Constant Currency Change
SG&A expenses - $	63,765	57,404	6,361	3,371	2,990
SG&A expenses - % change			11.1	5.9	5.2
% to net sales	28.2	29.2

($ in thousands USD)	YTD 2Q21	YTD 2Q20	Reported Change	Foreign Exchange Impact	Divestiture Impact	Constant Currency Change
SG&A expenses - $	122,586	119,142	3,444	6,376	(826)	(2,106)
SG&A expenses - % change			2.9	5.4	(0.7)	(1.8)
% to net sales	29.0	28.7
The table above provides selling, general and administrative (SG&A) expenses change as reported and as adjusted to exclude the impact of foreign exchange translation and divestitures (constant currency SG&A). “Constant currency SG&A" is a non-GAAP financial measure, which is defined as SG&A expenses excluding the impact of foreign currency translation and divestitures. The current year's functional currency SG&A expenses are translated using the prior year's foreign exchange rates. These amounts are then compared to the prior year's SG&A expenses to calculate the constant currency SG&A expenses change. Management believes this financial measure provides meaningful information for evaluating the core operating performance of the company.

The divestiture impact is related to a portion of the SG&A expenses related to the Dynamic Controls business divested on March 7, 2020.

Constant currency SG&A increased for 2Q21 compared to the same period last year primarily due to higher sales and marketing expenses and commissions supporting higher net sales. 2Q20 expense was lower given the negative impact of the pandemic on the business with focused effort to reduce all discretionary spending and also a gain on sale of a building of $971,000 in 2Q20.

Constant currency SG&A decreased for YTD 2Q21 compared to the same period last year primarily due to reduced 2Q21 employment costs and lower sales and marketing expenses partially offset by unfavorable foreign currency transactions. 2Q20 also benefited from a gain on the sale of a building of $971,000.

SG&A expense drivers by segment:

Europe - SG&A expenses for 2Q21 increased $2,834,000 or 10.9% compared to 2Q20 with foreign currency translation increasing SG&A expenses by $2,650,000, or 10.2%. Constant currency SG&A expenses increased $184,000, or 0.7%. 2Q20 also benefited from a gain on the sale of a building of $971,000.
SG&A expenses for YTD 2Q21 increased $1,881,000 or 3.4% compared to YTD 2Q20 with foreign currency translation increasing SG&A expenses by $5,187,000, or 9.4%. Constant currency SG&A expenses decreased $3,306,000, or 6.0%. The decreased expense was primarily attributable to lower employment costs and sales and marketing expenses. 2Q20 also benefited from a gain on the sale of a building of $971,000.
North America - SG&A expenses for 2Q21 increased $2,324,000, or 11.2%, compared to 2Q20 with foreign currency translation increasing SG&A expenses by $333,000, or 1.6%. Constant currency SG&A expenses increased $1,991,000, or 9.6% primarily attributable to sales and marketing, commission and product liability expense related to increased sales.
SG&A expenses for YTD 2Q21 decreased $1,231,000 or 2.6% compared to YTD 2Q20 with foreign currency translation increasing SG&A expenses by $499,000, or 1.1%. Constant currency SG&A expenses decreased $1,730,000, or 3.7%. The decreased expense was primarily attributable to lower employment costs and sales and marketing expenses.

All Other - SG&A expenses for 2Q21 increased $1,203,000 compared to 2Q20 with foreign currency translation increasing SG&A expenses by $388,000. Constant currency SG&A expenses increased by $815,000. All Other includes SG&A related to the Asia Pacific businesses and non-allocated corporate costs. Constant currency SG&A expenses

MD&A	SG&A

related to Asia Pacific businesses for 2Q21 increased 30.8% or $613,000, compared to 2Q20 driven primarily by increased facility and overhead costs attributable to expanding the market in the region and increased sales and marketing costs which were significantly limited in 2Q20 due to the pandemic. Corporate costs increased $202,000 due to higher employment costs, including stock compensation expense.
SG&A expenses for YTD 2Q21 increased $2,794,000 compared to YTD 2Q20 with foreign currency translation increasing SG&A expenses by $690,000 and divestitures decreasing SG&A expenses by $826,000. Constant currency SG&A expenses increased $2,930,000. The increased expense was primarily attributable to higher employment costs and sales and marketing expenses. Constant currency SG&A expenses related to Asia Pacific businesses for YTD 2Q21 increased $2,334,000 or 90.9% compared to YTD 2Q20 driven primarily by costs to expand the market in the region and unfavorable foreign currency transactions. Corporate costs increased $596,000 due to higher employment costs, including stock compensation expense.

MD&A	Operating Income (Loss)

OPERATING INCOME (LOSS)

($ in thousands USD)	2Q21	2Q20	$ Change	% Change	YTD 2Q21	YTD 2Q20	$ Change	% Change
Europe	4,992	2,174	2,818	129.6	8,824	9,024	(200)	(2.2)
North America	1,590	4,812	(3,222)	(67.0)	(785)	2,767	(3,552)	--
All Other	(9,529)	(7,740)	(1,789)	(23.1)	(15,169)	(11,295)	(3,874)	(34.3)
Gain on sale of business	—	200	(200)	(100.0)	—	9,790	(9,790)	(100.0)
Charges related to restructuring	(547)	(1,685)	1,138	67.5	(2,099)	(3,077)	978	31.8
Consolidated Operating Income (Loss)	(3,494)	(2,239)	(1,255)	(56.1)	(9,229)	7,209	(16,438)	(228.0)

For 2Q21, consolidated operating loss increased compared to 2Q20 as higher gross profit was more than offset by higher SG&A expenses. Gross profit benefited from revenue growth partially offset by the negative impact of supply chain disruptions.
For YTD 2Q21 consolidated operating income (loss) declined compared to YTD 2Q20 due to a $9,790,000 gain from the divestiture of Dynamic Controls in the prior year period as well as lower gross profit and higher SG&A expenses.

Operating income (loss) by segment:
Europe - Operating income for 2Q21 increased by $2,818,000, or 129.6%, primarily due to higher gross profit impacted by revenue growth partially offset by higher SG&A expenses. 2Q20 benefited from the sale of a building for a gain of $971,000.
Operating income for YTD 2Q21 decreased $200,000 compared to YTD 2Q20. YTD 2Q20 benefited from the sale of a building for a gain of $971,000.
North America - Operating loss for 2Q21 increased by $3,222,000, or 67.0%, primarily due to higher SG&A expenses and lower gross profit. Gross profit was negatively impacted by supply chain disruptions partially offset by net sales growth.
Operating loss for YTD 2Q21 was $785,000 compared to YTD 2Q20 operating income of $2,767,000 due to lower gross profit impacted by reduced sales and unfavorable costs associated with supply chain disruptions partially offset by lower SG&A expenses.
All Other - Operating loss for All Other includes the operating results of the Asia Pacific businesses, as well as unallocated SG&A expenses and intercompany eliminations. Operating loss increased $1,789,000, or 23.1%, primarily driven by lower gross profit from lower revenue and higher SG&A expenses in the Asia Pacific businesses.
Operating loss for YTD 2Q21 increased $3,874,000 or 34.3% compared to YTD 2Q20 due to higher net SG&A expenses including foreign currency transactions and stock compensation expense, lower revenues in the Asia Pacific region and the divestiture of Dynamic Controls.

Charges Related to Restructuring Activities
Restructuring charges were $547,000 for 2Q21 compared to $1,685,000 for 2Q20 and were principally related to severance costs. Restructuring charges were incurred in the Europe segment of $516,000 and North America segment of $31,000.
Restructuring charges were $2,099,000 for YTD 2Q21 compared to $3,077,000 for YTD 2Q20 and were principally related to severance costs. Restructuring charges were incurred in the Europe segment of $1,246,000 and North America segment were $853,000.

MD&A	Other Items

OTHER ITEMS

Loss on debt extinguishment including debt finance changes and fees

($ in thousands USD)	2Q21	2Q20	$ Change	% Change
Loss on debt extinguishment including debt finance fees	—	6,599	(6,599)	(100.0)

($ in thousands USD)	YTD 2Q21	YTD 2Q20	$ Change	% Change
Loss on debt extinguishment including debt finance fees	709	6,599	(5,890)	(89.3)

During the first quarter of 2021, the company repurchased and retired, at par plus accrued interest, $78,850,000 of its 2022 Notes. The result of the transaction was a loss on debt extinguishment including debt and finance fees of $709,000.

During the second quarter of 2020, the company entered into separate, privately negotiated agreements with certain holders of its 2021 Notes and certain holders of its 2022 Notes to exchange $35,375,000 in aggregate principal amount of 2021 Notes and $38,500,000 in aggregate principal amount of 2022 Notes, for $73,875,000 in aggregate principal amount of new 5.00% Series II Convertible Senior Exchange Notes due 2024 (the "Series II Notes") of the company and $5,593,000 in cash. The result of the exchange was a loss on debt extinguishment including debt and finance fees of $6,599,000.
Interest

($ in thousands USD)	2Q21	2Q20	$ Change	% Change
Interest expense	6,084	7,054	(970)	(13.8)
Interest income	—	(23)	23	(100.0)

($ in thousands USD)	YTD 2Q21	YTD 2Q20	$ Change	% Change
Interest expense	11,815	13,730	(1,915)	(13.9)
Interest income	(1)	(83)	82	(98.8)

The decrease in interest expense for 2Q21 YTD 2Q21 compared to the same period of prior year was primarily related to the adoption of ASU 2020-06 which eliminated interest expense from convertible debt discount amortization upon adoption on January 1, 2021 offset by accretion from the Series II 2024 Notes which commenced in the second quarter of 2020. Refer to "Accounting Policies" in the Notes to the
Condensed Consolidated Financial Statements for discussion of adoption.
Income Taxes
The company had an effective tax rate of 11.7% and 13.7% on losses before tax for the three and six months ended June 30, 2021, respectively, compared to an expected benefit of 21% on the pre-tax loss for each period. The company had an effective tax rate of 4.7% and 21.9% on losses before tax for the three and six months ended June 30, 2020, respectively, compared to an expected benefit of 21.0% on the pre-tax loss for each period. The company's effective tax rate for the three and six months ended June 30, 2021 and June 30, 2020 were unfavorable as compared to the U.S. federal statutory rate, principally due to the negative impact of the company not being able to record tax benefits related to the significant losses in countries which had tax valuation allowances. The effective tax rate was increased for the three and six months ended June 30, 2021 and June 30, 2020 by certain taxes outside the United States, excluding countries with tax valuation allowances, that were at an effective rate higher than the U.S. statutory rate, except for the gain on the disposition of Dynamic Controls which was not taxable locally for the three months ended March 31, 2020. In addition, the company had accrued withholding taxes on earnings of its Chinese subsidiary based on the expectation of not permanently reinvesting those earnings. The sale of this entity, without such distribution resulted in the reversal of this accrual in the amount of $988,000 for the three months ended March 31, 2020.

As a result of the COVID-19 pandemic and the global impact on business activity, various governments have provided programs to help offset the liquidity pressures and impact on society. The company has taken advantage of some of these programs and will continue to consider other programs as they are announced. To date, the company has determined it has benefited or will benefit from: 1) deferral of U.S. payroll tax related to employer portion of social security from 2020, to be paid over 2 years; 2) a U.S. business interest limitation increase from 30% to 50% of US Federal adjusted taxable income for the 2019 and 2020 tax years; 3) the treatment of qualified improvement property as 15-year property in the U.S.; 4) and the deferral of income and indirect tax payments over various periods in other countries around the world where the company operates. Such programs had resulted in tax deferrals totaling approximately $11,000,000 for the twelve months ended December 31, 2020 as a benefit to operating cash flows. For 2Q21 and YTD 2Q21 approximately $700,000 and $3,500,000 was paid related to the tax deferrals from 2020.

MD&A	Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES

The company continues to maintain an adequate liquidity position through its cash balances and bank lines of credit (refer to Long-Term Debt in the Notes to Condensed Consolidated Financial Statements included in this report) as described below.

Key balances on the company's balance sheet and related metrics:

($ in thousands USD)	June 30, 2021	December 31, 2020	$ Change	% Change
Cash and cash equivalents	78,252	105,298	(27,046)	(25.7)
Working capital (1)	138,793	144,080	(5,287)	(3.7)
Total debt (2)	393,260	339,928	53,332	15.7
Long-term debt (2)	376,670	330,903	45,767	13.8
Total shareholders' equity (3)	280,890	333,846	(52,956)	(15.9)
Credit agreement borrowing availability (4)	37,751	36,509	1,242	3.4
(1)    Current assets less current liabilities.
(2)    Total debt and Long-term debt include finance leases but exclude debt issuance costs recognized as a deduction from the carrying amount of debt liability and debt discounts in 2020 classified as debt or equity and operating leases.
(3)    2Q21 reflects the adoption of ASU 2020-06 "Debt with Conversion and Other Options" on January 1, 2021 which reduced total shareholders' equity by $25,128,000 and purchase of capped calls, related to the 2026 notes issued in 1Q21, also reduced total shareholders' equity by $18,787,000.
(4)    Reflects the combined availability of the company's North American and European asset-based revolving credit facilities before borrowings. At June 30, 2021, the company had $13,916,000 of borrowings outstanding on the European credit facility and $19,000,000 of borrowings outstanding on its North America credit facility. Outstanding borrowings are based on credit availability calculated on a month lag related to the European credit facility.
The company's cash and cash equivalents balances were $78,252,000 and $105,298,000 at June 30, 2021 and December 31, 2020, respectively. The decrease in cash in the first six months of 2021 is primarily attributable to use from operating activities and cash used for continued investment in business improvement initiatives. In the first quarter of 2021, the company issued $125,000,000 principal amount of 2026 Notes, paid $5,175,000 in financing costs through June 30, 2021, purchased capped calls related to the 2026 Notes for $18,787,000, repurchased $78,850,000 principal amount of 2022 Notes and repaid $1,250,000 principal amount of 2021 Notes. Cash used by operating activities was partially offset by credit facilities borrowings. The North America and Europe credit facilities under the company's Credit Agreement provides for asset-based-lending senior secured revolving credit facilities.

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

The company's total debt outstanding, inclusive of the company's convertible senior notes due 2022, 2024 and 2026 and finance lease obligations, increased by $53,332,000 to $393,260,000 at June 30, 2021 from $339,928,000 as of December 31, 2020. The increase is primarily driven by issuance of $125,000,000 principal amount of 2026 Notes offset by repayment of $1,250,000 principal amount of 2021 Notes and repurchase of $78,850,000 principal amount of 2022 Notes.

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

The company is actively managing its business to maintain cash flow and liquidity. As discussed elsewhere in this report, the company has taken several defensive measures to enhance liquidity in response to the COVID-19 pandemic, including reducing expenses, managing capital expenditures,

MD&A	Liquidity and Capital Resources

suspending its cash dividend, leveraging borrowings available under its credit facilities, raising capital and refinancing its near-term convertible debt, obtaining a loan pursuant to the CARES Act in the second quarter of 2020 and accessing other government programs in the US and Europe. The company has started making payments on payroll and value added tax deferrals from 2020 in the first and second quarters of 2021.

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

While most of the company's debt has fixed interest, should interest rates increase, the company expects that it would be able to absorb modest rate increases without any material impact on its liquidity or capital resources. The weighted average interest rate on revolving credit borrowings, excluding finance leases, was 4.5% for the three and six months ended June 30, 2021 and 4.6% for the year ended December 31, 2020. Refer to "Long-Term Debt" and "Leases and Commitments" in the Notes to the Condensed Consolidated Financial Statements for more details regarding the company's credit facilities and lease liabilities, respectively.

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

DIVIDEND POLICY

On May 21, 2020, the Board of Directors suspended the quarterly dividend on the company's Common Shares in light of the impacts of the COVID-19 pandemic on the business. The Board of Directors suspended the company's regular dividend on the Class B Common Shares starting in the third quarter of 2018. Less than 4,000 Class B Common Shares remain outstanding and suspending the regular Class B dividend allows the company to save on the administrative costs and compliance expenses associated with that dividend. Holders of Class B Common Shares are entitled to convert their shares into Common Shares at any time on a share-for-share basis and would be eligible for any Common Share dividends declared following any such conversion.

MD&A	Cash Flows

CASH FLOWS

The increase in cash used by operating activities for the six months ended June 30, 2021 was driven primarily by increased working capital to support net sales growth including increased accounts receivable of $10,388,000 and inventory of $27,082,000 partially offset by higher accounts payable. Inventories increased to mitigate supply chain disruptions and in preparation for the expected sequential sales growth in the latter half of the year. This inventory should largely convert to net sales within the next two quarters. In addition, accrued expenses declined as result of payment of severance related to German manufacturing facility consolidation, customer rebate payments and payment of a portion of payroll and value added tax deferrals from 2020 of $3,500,000. 2Q20 operating cash flow benefited from deferred indirect and payroll taxes of $9,900,000.
The year over year change in cash flows related to investing activities was driven primarily by gross proceeds of $14,563,000 from the sale of Dynamic Controls in the first quarter of 2020. ERP-related implementation costs continued to be capitalized for the six months ended June 30, 2021. The company used $2,113,000 to purchase new ERP licenses in the first six months of 2020.
Cash flows provided by financing activities in the first six months of 2021 included the issuance of $125,000,000 principal amount of 2026 Notes, payment of $5,175,000 in financing costs, purchase of capped calls related to the 2026 Notes for $18,787,000, repurchase of $78,850,000 principal amount of 2022 Notes and repayment of $1,250,000 principal amount of 2021 Notes. Cash flows provided by financing activities were higher in the first six months of 2020 compared to 2021 driven primarily from borrowing on the North America and Europe credit facilities and CARES Act loan offset by cash paid related to convertible debt amend and extend transaction executed in the second quarter of 2020 of $6,900,000. Borrowings on credit facilities are under the company's Credit Agreement which provides an asset-based-lending senior secured revolving credit facilities.

MD&A	Cash Flows

Free cash flow is a non-GAAP financial measure and is reconciled to the corresponding GAAP measure as follows:

($ in thousands USD)	2Q21	2Q20	YTD 2Q21	YTD 2Q20
Net cash provided (used) by operating activities	(22,290)	6,514	(36,050)	(3,325)
Plus: Sales of property and equipment	—	389	23	393
Less: Purchases of property and equipment	(4,929)	(8,758)	(9,047)	(10,879)
Free Cash Flow (usage)	(27,219)	(1,855)	(45,074)	(13,811)

Free cash flow for the first six months 2021 and 2020 was primarily impacted by the same items that affected cash flows used by operating activities. Free cash flow is a non-GAAP financial measure that is comprised of net cash provided (used) by operating activities plus purchases of property and equipment less proceeds from sales of property and equipment. Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the company and its ability to repay debt or make future investments (including acquisitions, etc.).
Generally, the first half of the year is cash consumptive and impacted by significant disbursements related to annual customer rebate payments which normally occur in the first quarter of the year and earned employee bonuses historically paid in the second quarter of the year. In addition, investment in inventory is typically heavy in the first half of the year with planning around the company's supply chain to fulfill shipments in the second half of the year and can be impacted by footprint rationalization projects. The growth in inventory in the first half of 2021 was also impacted by supply chain and operations disruptions which prevented the completion and sale of products. As well, inventories increased to mitigate the impact from supply chain disruptions. Historically, the company realizes stronger cash flow in the second half of the year versus the first half of the year. Given the company's anticipation of net sales growth for 2021, seasonality of cash flow will also be impacted by working capital needed to support sales growth as realized in 2Q21 with higher accounts receivable balances. However, because the company cannot predict the duration or scope of the COVID-19 pandemic and its negative impact on the company’s cash flows, these historic trends may not apply in 2021 or beyond.

MD&A	Cash Flows

The company's approximate cash conversion days at June 30, 2021, December 31, 2020 and June 30, 2020 were as follows:
For the quarter ended June 30, 2021, days in inventory and days in accounts payable were both impacted by the business disruption due to the COVID-19 pandemic, including supply chain disruptions. Days in receivables were impacted by timing of revenue recognized during the quarter.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “could,” “plan,” “intend,” “expect,” “continue,” “believe” and “anticipate,” as well as similar comments, denote forward-looking statements that are subject to inherent uncertainties that are difficult to predict. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties, which include, but are not limited to, the following: the duration and scope of the COVID-19 pandemic, the pace of resumption of access to healthcare, including clinics and elective care, and loosening of public health restrictions, or any reimposed restrictions on access to health care or tightening of public health restrictions which could impact the demand for the company’s products; global shortages in, or increasing costs for, transportation and logistics services and capacity; the availability and cost to the company of needed products, components or raw materials from its suppliers; actions that governments, businesses and individuals take in response to the pandemic, including mandatory business closures and restrictions on onsite commercial interactions; the impact of the pandemic and actions taken in response to the pandemic on global and regional economies and economic activity; the pace of recovery when the COVID-19 pandemic subsides; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the effects of steps the company takes to reduce operating costs; the inability of the company to sustain profitable sales growth, achieve anticipated improvements in segment operating performance, convert high inventory or accounts receivable levels to cash or reduce its costs to maintain competitive prices for its products; lack of market acceptance of the company's new product innovations; circumstances or developments that may make the company unable to implement or realize the anticipated benefits, or that may increase the costs, of its current and planned business initiatives, in particular the key elements of its growth plan such as its new product introductions, additional investments in sales force and demonstration equipment, supply chain actions and global information technology outsourcing and ERP implementation activities, finance and accounting systems outsourcing and other outsourcing activities; possible adverse effects on the company's liquidity, including the company's ability to address future debt maturities; adverse changes in government and other third-party payor reimbursement levels and practices both in the U.S. and in other countries; consolidation of health care providers; increasing pricing pressures in the markets for the company's products; risks of failures in, or disruptions to, legacy IT systems; risks of cybersecurity attack, data breach or data loss and/or delays in or inability to recover or restore data and IT systems; adverse effects of the company's consent decree of injunction with the U.S. Food and Drug Administration (FDA), including but not limited to, compliance costs, inability to rebuild negatively impacted customer relationships, unabsorbed capacity utilization, including fixed costs and overhead; any circumstances or developments that might adversely impact the third-party expert auditor's required audits of the company's quality systems at the facilities impacted by the consent decree, including any possible failure to comply with the consent decree or FDA regulations; regulatory proceedings or the company's failure to comply with regulatory requirements or receive regulatory clearance or approval for the company's products or operations in the United States or abroad; adverse effects of regulatory or governmental inspections of company facilities at any time and governmental enforcement actions; including the investigation of pricing practices at one of the company's former rentals businesses; product liability or warranty claims; product recalls, including more extensive warranty or recall experience than expected; possible adverse effects of being leveraged, including interest rate or event of default risks; exchange rate fluctuations, particularly in light of the relative importance of the company's foreign operations to its overall financial performance and including the existing and potential impacts from Brexit; legal actions, including adverse judgments or settlements of litigation or claims in excess of available insurance limits; tax rate fluctuations; additional tax expense or additional tax exposures, which could affect the company's future profitability and cash flow; uncollectible accounts receivable; risks inherent in managing and operating businesses in many different foreign jurisdictions; decreased availability or increased costs of materials which could increase the company's costs of producing or acquiring the company's products, including the adverse impacts of tariffs and increases in commodity costs or freight costs; heightened vulnerability to a hostile takeover attempt or other shareholder activism; provisions of Ohio law or in the company's debt agreements, charter documents or other agreements that may prevent or delay a change in control, as well as the risks describe in the Annual Report on Form 10-K and from time to time in the company's reports as filed with the Securities and Exchange Commission. Except to the extent required by law, the company does not undertake and specifically declines any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

Financial Statements

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Income (Loss) (unaudited)

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$225,864	$196,300	$422,066	$414,740
Cost of products sold	165,046	139,650	306,610	295,102
Gross Profit	60,818	56,650	115,456	119,638
Selling, general and administrative expenses	63,765	57,404	122,586	119,142
Gain on sale of business	—	(200)	—	(9,790)
Charges related to restructuring activities	547	1,685	2,099	3,077
Operating Income (Loss)	(3,494)	(2,239)	(9,229)	7,209
Loss on debt extinguishment including debt finance charges and fees	—	6,599	709	6,599
Interest expense	6,084	7,054	11,815	13,730
Interest income	—	(23)	(1)	(83)
Loss Before Income Taxes	(9,578)	(15,869)	(21,752)	(13,037)
Income tax provision	1,120	750	2,990	2,850
Net Loss	$(10,698)	$(16,619)	$(24,742)	$(15,887)
Dividends Declared per Common Share	$—	$—	$—	$0.0125
Net Loss per Share—Basic	$(0.31)	$(0.48)	$(0.71)	$(0.47)
Weighted Average Shares Outstanding—Basic	34,969	34,437	34,732	34,111
Loss per Share—Assuming Dilution	$(0.31)	$(0.48)	$(0.71)	$(0.47)
Weighted Average Shares Outstanding—Assuming Dilution	35,620	34,479	35,450	34,198
Net Loss	$(10,698)	$(16,619)	$(24,742)	$(15,887)
Other comprehensive income (loss):
Foreign currency translation adjustments	7,038	5,109	12,715	915
Defined Benefit Plans:
Amortization of prior service costs and unrecognized losses	(744)	—	(395)	(169)
Deferred tax adjustment resulting from defined benefit plan activity	(5)	(2)	(63)	16
Valuation reserve associated with defined benefit plan activity	5	2	63	(16)
Current period gain (loss) on cash flow hedges	101	1,030	(774)	888
Deferred tax benefit (provision) related to gain on cash flow hedges	14	(114)	97	(114)
Other Comprehensive Income	6,409	6,025	11,643	1,520
Comprehensive Loss	$(4,289)	$(10,594)	$(13,099)	$(14,367)
(Elements as a % of Net Sales)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	73.1	71.1	72.6	71.2
Gross Profit	26.9	28.9	27.4	28.8
Selling, general and administrative expenses	28.2	29.2	29.0	28.7
Gain on sale of business	—	(0.1)	—	(2.4)
Charges related to restructuring activities	0.2	0.9	0.5	0.7
Operating Income (Loss)	(1.5)	(1.1)	(2.2)	1.7
Loss on debt extinguishment including debt finance charges and fees	—	3.4	0.2	1.6
Interest expense	2.7	3.6	2.8	3.3
Interest income	—	—	—	—
Loss Before Income Taxes	(4.2)	(8.1)	(5.2)	(3.1)
Income tax provision	0.5	0.4	0.7	0.7
Net Loss	(4.7)%	(8.5)%	(5.9)%	(3.8)%
See notes to condensed consolidated financial statements.

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	(unaudited)
	June 30, 2021	December 31, 2020
Assets	(In thousands)
Current Assets
Cash and cash equivalents	$78,252	$105,298
Trade receivables, net	120,710	108,588
Installment receivables, net	176	379
Inventories, net	144,543	115,484
Other current assets	40,000	44,717
Total Current Assets	383,681	374,466
Other Assets	5,795	5,925
Intangibles, net	28,312	27,763
Property and Equipment, net	60,465	56,243
Finance Lease Assets, net	68,529	64,031
Operating Lease Assets, net	14,144	15,092
Goodwill	412,922	402,461
Total Assets	$973,848	$945,981
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$110,373	$85,424
Accrued expenses	109,113	126,273
Current taxes payable	3,459	3,359
Current portion of long-term debt	13,134	5,612
Current portion of finance lease obligations	3,438	3,405
Current portion of operating lease obligations	5,371	6,313
Total Current Liabilities	244,888	230,386
Long-Term Debt	299,473	239,441
Finance Lease Long-Term Obligations	68,276	63,137
Operating Leases Long-Term Obligations	8,598	8,697
Other Long-Term Obligations	71,723	70,474
Shareholders’ Equity
Preferred Shares (Authorized 300 shares; none outstanding)	—	—
Common Shares (Authorized 150,000 shares; 39,401 and 38,613 issued and outstanding at June 30, 2021 and December 31, 2020, respectively)—no par	9,977	9,816
Class B Common Shares (Authorized 12,000 shares; 4 and 4 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively)—no par	2	2
Additional paid-in-capital	278,152	326,088
Retained earnings	43,466	58,538
Accumulated other comprehensive income	57,079	45,436
Treasury Shares (4,397 and 4,184 shares at June 30, 2021 and December 31, 2020, respectively)	(107,786)	(106,034)
Total Shareholders’ Equity	280,890	333,846
Total Liabilities and Shareholders’ Equity	$973,848	$945,981
See notes to condensed consolidated financial statements.

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (unaudited)

	For the Six Months Ended June 30,
	2021	2020
Operating Activities	(In thousands)
Net loss	$(24,742)	$(15,887)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain on sale of business	—	(9,790)
Depreciation and amortization	8,264	6,660
Amortization of operating lease right of use assets	3,201	3,589
Provision for losses on trade and installment receivables	335	219
Provision (benefit) for deferred income taxes	460	(91)
Provision (benefit) for other deferred liabilities	(65)	493
Provision for equity compensation	5,810	5,326
Gain on disposals of property and equipment	(175)	(978)
Loss on debt extinguishment including debt finance charges and fees	709	6,599
Convertible debt discount amortization and accretion	1,747	5,594
Amortization of debt fees	1,035	942
Changes in operating assets and liabilities:
Trade receivables	(10,388)	17,940
Installment sales contracts, net	289	324
Inventories, net	(27,082)	(31,279)
Other current assets	5,770	(7,393)
Accounts payable	22,872	22,011
Accrued expenses	(24,406)	(6,708)
Other long-term liabilities	316	(896)
Net Cash Used by Operating Activities	(36,050)	(3,325)
Investing Activities
Purchases of property and equipment	(9,047)	(10,879)
Proceeds from sale of property and equipment	23	393
Proceeds from sale of business	—	14,563
Change in other long-term assets	(69)	106
Other	—	(2,144)
Net Cash Provided (Used) by Investing Activities	(9,093)	2,039
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	147,539	41,937
Repurchases of convertible debt, payments on revolving lines of credit and finance leases	(105,216)	(8,616)
Payment of financing costs	(5,175)	(1,307)
Payment of dividends	—	(414)
Purchases of capped calls	(18,787)	—
Payments to debt holders	—	(5,593)
Purchases of treasury shares	(1,752)	(1,693)
Net Cash Provided by Financing Activities	16,609	24,314
Effect of exchange rate changes on cash	1,488	1,101
Increase (decrease) in cash and cash equivalents	(27,046)	24,129
Cash and cash equivalents at beginning of year	105,298	80,063
Cash and cash equivalents at end of period	$78,252	$104,192
See notes to condensed consolidated financial statements.

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders' Equity (unaudited)

(In thousands)	Common Shares	Class B Shares	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Total
March 31, 2021 Balance	$9,917	$2	$273,982	$54,164	$50,670	$(106,034)	$282,701
Performance awards	52	—	1,329	—	—	(668)	713
Restricted share awards	8	—	2,841	—	—	(1,084)	1,765
Net loss	—	—	—	(10,698)	—	—	(10,698)
Foreign currency translation adjustments	—	—	—	—	7,038	—	7,038
Unrealized gain on cash flow hedges	—	—	—	—	115	—	115
Defined benefit plans: Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	(744)	—	(744)
Total comprehensive income	—	—	—	—	—	—	(4,289)
June 30, 2021 Balance	$9,977	$2	$278,152	$43,466	$57,079	$(107,786)	$280,890

March 31, 2020 Balance	$9,815	$2	$313,623	$87,550	$(1,377)	$(105,101)	$304,512
Exercise of stock options	—	—	—	—	—	(347)	(347)
Performance awards	—	—	1,282	—	—	—	1,282
Restricted share awards	—	—	2,844	—	—	(572)	2,272
Net loss	—	—	—	(16,619)	—	—	(16,619)
Foreign currency translation adjustments	—	—	—	—	5,109	—	5,109
Unrealized gain on cash flow hedges	—	—	—	—	916	—	916
Total comprehensive loss	—	—	—	—	—	—	(10,594)
Exchange of convertible notes	—	—	5,021	—	—	—	5,021
June 30, 2020 Balance	$9,815	$2	$322,770	$70,931	$4,648	$(106,020)	$302,146

See notes to condensed consolidated financial statements.

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders' Equity (unaudited)

(In thousands)	Common Shares	Class B Shares	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Total
January 1, 2021 Balance	$9,816	$2	$326,088	$58,538	$45,436	$(106,034)	$333,846
Performance awards	52	—	1,997	—	—	(668)	1,381
Restricted share awards	109	—	3,652	—	—	(1,084)	2,677
Net loss	—	—	—	(24,742)	—	—	(24,742)
Foreign currency translation adjustments	—	—	—	—	12,715	—	12,715
Unrealized loss on cash flow hedges	—	—	—	—	(677)	—	(677)
Defined benefit plans: Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	(395)	—	(395)
Total comprehensive loss							(13,099)
Adoption of ASU 2020-06	—	—	(34,798)	9,670	—	—	(25,128)
Purchase of capped calls	$—	$—	(18,787)	$—	$—	$—	(18,787)
June 30, 2021 Balance	$9,977	$2	$278,152	$43,466	$57,079	$(107,786)	$280,890

January 1, 2020 Balance	$9,588	$2	$312,650	$87,475	$3,128	$(104,327)	$308,516
Exercise of share options	90	—	(90)	—	—	(1,121)	(1,121)
Performance awards	—	—	1,676	—	—	—	1,676
Restricted share awards	137	—	3,513	—	—	(572)	3,078
Net loss	—	—	—	(15,887)	—	—	(15,887)
Foreign currency translation adjustments	—	—	—	—	915	—	915
Unrealized gain on cash flow hedges	—	—	—	—	774	—	774
Defined benefit plans: Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	(169)	—	(169)
Total comprehensive loss							(14,367)
Dividends	—	—	—	(414)	—	—	(414)
Exchange of convertible notes	—	—	5,021	—	—	—	5,021
Adoption of credit loss standard	—	—	—	(243)	—	—	(243)
June 30, 2020 Balance	$9,815	$2	$322,770	$70,931	$4,648	$(106,020)	$302,146

See notes to condensed consolidated financial statements.

Notes to Financial Statements	Accounting Policies

Accounting Policies

Principles of Consolidation:  The condensed consolidated financial statements include the accounts of the company and its wholly owned subsidiaries and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of June 30, 2021 and the results of its operations and changes in its cash flow for the six months ended June 30, 2021 and 2020, respectively. Certain foreign subsidiaries, represented by the European segment, are consolidated using a May 31 quarter end to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the company's financial statements. All significant intercompany transactions are eliminated. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year.

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

The company adopted ASU 2020-06 effective January 1, 2021, using the modified retrospective method, which resulted in the removal of convertible debt discounts of $25,218,000, adjustment of $34,798,000 to additional paid-in-capital and $9,670,000 adjustment to retained earnings. Convertible debt discounts prior to adoption of ASU 2020-06 were amortized over the convertible debt term through interest expense. Subsequent to adoption, convertible debt discounts are not applicable when accounting for debt as a single unit of account. Interest expense for the three and six months ended June 30, 2020 related to debt discount amortization (which was not recognized in 2021 due to adoption) were $2,608,000 or $0.08 per basic and diluted share and $5,340,000 or $0.16 per basic and diluted share, respectively. There was no impact of adoption on performance metrics used for short-term or long-term incentive compensation. Accretion specific to the Series II 2024 Notes was unaffected by adoption. Due to the valuation allowance, there was no net impact to income taxes for the adoption. Subsequent to adoption weighted average shares when calculating diluted earnings per share requires the application of the if-converted method for all convertible instruments.

Recent Accounting Pronouncements (Not Yet Adopted):

In March 2020, the FASB issued ASU 2020-04 "Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting," which is intended to provide temporary optional expedients an exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates if certain criteria are met. The guidance may be adopted in any period prior to the guidance expiration on December 31, 2022. The company is currently reviewing the impact of the adoption of ASU 2020-04 but does not expect the adoption to have a material impact on the company's financial statements.

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
The gross proceeds from the Transaction were $14,563,000, net of taxes and expenses. The company realized a pre-tax gain of $9,790,000 with a remaining accrued expenses balance of $148,000 as of June 30, 2021.
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

Notes to Financial Statements	Current Assets

Current Assets

Receivables

Receivables consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Accounts receivable, gross	$144,825	$131,055
Customer rebate reserve	(10,967)	(10,730)
Cash discount reserves	(7,821)	(7,320)
Allowance for doubtful accounts	(4,463)	(4,031)
Other, principally returns and allowances reserves	(864)	(386)
Accounts receivable, net	$120,710	$108,588

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

In Europe, expected losses are determined by each location in each region. Most locations have a majority of their receivables assigned to the low risk pool, which has an average expected loss percentage of 0.5%. About half of the locations have a portion of their receivables assigned as medium risk with an average expected loss percentage of 1.0%. Only a few locations have any receivables characterized as high risk and the average credit loss percentage for those locations is 2.5%. Collection risk is generally low as payment terms in certain key markets, such as Germany, are immediate and in many locations the ultimate customer is the government.

In the Asia Pacific region, receivables are characterized as low risk, which have an average expected loss percentage of 0.3%. Historical losses are low in this region where the use of credit insurance is often customary.

Notes to Financial Statements	Current Assets

The movement in the trade receivables allowance for doubtful accounts was as follows (in thousands):

Six Months Ended June 30, 2021
Balance as of beginning of period	$4,031
Current period provision	423
Recoveries (direct write-offs), net	9
Balance as of end of period	$4,463

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

The company has recorded a contingent liability in the amount of $334,000 related to the contingent aspect of the company's guarantee associated with its arrangement with DLL. The contingent liability is recorded applying the same expected loss model used for the trade and installment receivables recorded on the company's books. Specifically, historical loss history is used to determine the expected loss percentage, which is then adjusted judgmentally to consider other factors, as needed.

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

Notes to Financial Statements	Current Assets

Installment receivables consist of the following (in thousands):

	June 30, 2021			December 31, 2020
	Current	Long-Term	Total	Current	Long-Term	Total
Installment receivables	$404	$1,048	$1,452	$704	$1,105	$1,809
Allowance for doubtful accounts	(228)	(138)	(366)	(325)	(162)	(487)
Installment receivables, net	$176	$910	$1,086	$379	$943	$1,322

No installment receivables were purchased from DLL during the six months ended June 30, 2021. No sales of installment receivables were made by the company during the quarter.

The movement in the installment receivables allowance for doubtful accounts was as follows (in thousands):

	Six Months Ended June 30, 2021	Year Ended December 31, 2020
Balance as of beginning of period	$487	$1,514
Current period provision (benefit)	(88)	66
Direct write-offs charged against the allowance	(33)	(1,093)
Balance as of end of period	$366	$487

Installment receivables by class as of June 30, 2021 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired installment receivables with a related allowance recorded	$427	$427	$366	$—
Asia Pacific
Non-Impaired installment receivables with no related allowance recorded	1,025	1,025	—	—
Total
Non-Impaired installment receivables with no related allowance recorded	1,025	1,025	—	—
Impaired installment receivables with a related allowance recorded	427	427	366	—
Total installment receivables	$1,452	$1,452	$366	$—

Notes to Financial Statements	Current Assets

Installment receivables by class as of December 31, 2020 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired installment receivables with a related allowance recorded	$615	$615	$487	$—
Asia Pacific
Non-impaired installment receivables with no related allowance recorded	1,194	1,194	—	—
Canada
Non-impaired installment receivables with no related allowance recorded	—	—	—	29
Total
Non-impaired installment receivables with no related allowance recorded	1,194	1,194	—	29
Impaired installment receivables with a related allowance recorded	615	615	487	—
Total installment receivables	$1,809	$1,809	$487	$29

Installment receivables with a related allowance recorded as noted in the table above represent those installment receivables on a non-accrual basis. As of June 30, 2021, the company had no U.S. installment receivables past due of 90 days or more for which the company is still accruing interest. Individually, all U.S. installment receivables are assigned a specific allowance for doubtful accounts based on management’s review when the company does not expect to receive both the contractual principal and interest payments as specified in the loan agreement.

The aging of the company’s installment receivables was as follows (in thousands):

	June 30, 2021			December 31, 2020
	Total	U.S.	Asia Pacific	Total	U.S.	Asia Pacific
Current	$1,025	$—	$1,025	$1,194	$—	$1,194
0-30 days past due	—	—	—	—	—	—
31-60 days past due	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—
90+ days past due	427	427	—	615	615	—
	$1,452	$427	$1,025	$1,809	$615	$1,194

Notes to Financial Statements	Current Assets

Inventories, Net

Inventories consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Finished goods	$64,553	$55,264
Raw materials	66,746	51,174
Work in process	13,244	9,046
Inventories, net	$144,543	$115,484

Other Current Assets

Other current assets consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Tax receivables principally value added taxes	$24,077	$22,500
Prepaid inventory and freight	2,320	2,700
Receivable due from information technology provider	2,251	2,995
Prepaid insurance	1,238	3,963
Derivatives (foreign currency forward exchange contracts)	851	1,321
Recoverable income taxes	783	2,182
Service contracts	524	633
Deferred financing fees	355	208
Prepaid and other current assets	7,601	8,215
Other Current Assets	$40,000	$44,717

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

Notes to Financial Statements	Long-Term Assets

Long-Term Assets

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Cash surrender value of life insurance policies	$2,348	$2,327
Deferred income taxes	1,788	2,048
Installment receivables	910	943
Deferred financing fees	553	411
Investments	84	85
Other	112	111
Other Long-Term Assets	$5,795	$5,925

Property and Equipment
Property and equipment consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Machinery and equipment	$296,543	$294,045
Land, buildings and improvements	29,144	28,509
Capitalized software	24,250	17,527
Furniture and fixtures	10,104	10,001
Leasehold improvements	8,371	8,194
Property and Equipment, gross	368,412	358,276
Accumulated depreciation	(307,947)	(302,033)
Property and Equipment, net	$60,465	$56,243

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

Goodwill
The change in goodwill from December 31, 2020 to June 30, 2021 was due to foreign currency translation.

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
Intangibles

The company's intangibles consist of the following (in thousands):

	June 30, 2021		December 31, 2020
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer lists	$55,911	$55,911	$54,502	$54,502
Trademarks	25,848	—	25,112	—
Developed technology	8,103	7,463	7,924	7,204
Patents	5,561	5,561	5,556	5,556
License agreements	2,919	1,105	2,899	979
Other	1,162	1,152	1,162	1,151
Intangibles	$99,504	$71,192	$97,155	$69,392

All the company’s intangible assets have been assigned definite lives and continue to be amortized over their useful lives, except for trademarks shown above, which have indefinite lives.

The changes in intangible balances reflected on the balance sheet from December 31, 2020 to June 30, 2021 were the result of foreign currency translation on historical cost and accumulated amortization.

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

Amortization expense related to intangible assets was $203,000 in the first six months of 2021 and is expected to be $403,000 in 2021, $406,000 in 2022, $406,000 in 2023, $372,000 in 2024, $213,000 in 2025 and $211,000 in
2026. Amortized intangible assets are being amortized on a straight-line basis over remaining lives of 4 to 9 years with a weighted average remaining life of approximately 7 years.

Notes to Financial Statements	Current Liabilities

Current Liabilities

Accrued Expenses

Accrued expenses consist of accruals for the following (in thousands):

	June 30, 2021	December 31, 2020
Salaries and wages	$29,357	$34,029
Taxes other than income taxes, primarily value added taxes	30,584	32,710
Warranty	11,443	10,991
Professional	8,534	7,375
IT service contracts	4,037	3,799
Deferred revenue	3,607	3,516
Interest	3,314	2,076
Derivative liabilities (foreign currency forward exchange contracts)	3,163	1,432
Freight	3,139	3,190
Product liability, current portion	2,693	2,453
Severance	1,059	6,249
Insurance	571	878
Rent	457	585
Supplemental executive retirement program liability	391	391
Rebates	319	8,644
Other items, principally trade accruals	6,445	7,955
Accrued Expenses	$109,113	$126,273

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

Accrued rebates relate to several volume incentive programs the company offers its customers. The company accounts for these rebates as a reduction of revenue when the products are sold. Rebates are netted against gross accounts receivables. If rebates are in excess of such receivables, they are then classified as accrued expenses. The reduction in accrued rebates from December 31, 2020 to June 30, 2021 primarily relates to payments principally made in the first quarter each year, earned from the previous year.

The reduction in accrued severance from December 31, 2020 to June 30, 2021 primarily relates to payments of restructuring costs with respect to the German manufacturing facility consolidation.

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

Notes to Financial Statements	Current Liabilities

The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

Balance as of January 1, 2021	$10,991
Warranties provided during the period	3,616
Settlements made during the period	(3,424)
Changes in liability for pre-existing warranties during the period, including expirations	260
Balance as of June 30, 2021	$11,443

Warranty reserves are subject to adjustment in future periods as new developments change the company's estimate of the total cost.

Notes to Financial Statements	Long-Term Liabilities

Long-Term Liabilities

Long-Term Debt

Debt consists of the following (in thousands):

	June 30, 2021	December 31, 2020
Convertible senior notes at 5.00%, due in February 2021	$—	$1,242
Convertible senior notes at 4.50%, due in June 2022	2,632	73,869
Convertible senior notes Series I at 5.00%, due in November 2024	72,006	62,984
Convertible senior notes Series II at 5.00%, due November 2024	76,296	64,919
Convertible senior notes at 4.25%, due in March 2026	118,121	—
Other obligations	43,552	42,039
	312,607	245,053
Less current maturities of long-term debt	(13,134)	(5,612)
Long-Term Debt	$299,473	$239,441

On September 30, 2015, the company entered into an Amended and Restated Revolving Credit and Security Agreement, which was subsequently amended (the “Credit Agreement”) and which matures on January 16, 2024. The Credit Agreement was entered into by and among the company, certain of the company’s direct and indirect U.S. and Canadian subsidiaries and certain of the company’s European subsidiaries (together with the company, the “Borrowers”), certain other of the company’s direct and indirect U.S., Canadian and European subsidiaries (the “Guarantors”), and PNC Bank, National Association (“PNC”), JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited, KeyBank National Association, and Citizens Bank, National Association (the “Lenders”). PNC is the administrative agent (the “Administrative Agent”) and J.P. Morgan Europe Limited is the European agent (the “European Agent”) under the Credit Agreement. In connection with entering into the company's Credit Agreement, the company incurred fees which were capitalized and are being amortized as interest expense. As of June 30, 2021, debt fees yet to be amortized through January 2024 totaled $908,000.

The company had outstanding letters of credit of $8,379,000 and $7,752,000 as of June 30, 2021 and December 31, 2020, respectively. Outstanding letters of credit and other reserves impacting borrowing capacity were $7,651,000 and $7,616,000 as of June 30, 2021 and December 31, 2020, respectively. The company had $19,000,000 outstanding borrowings under its North America Credit Facility as of June 30, 2021. The company had outstanding borrowings of $8,803,000 (€7,200,000) under its French Credit Facility and $5,113,000 (£3,600,000) under its UK Credit Facility as of June 30, 2021, together referred to as the European Credit Facility. The company had outstanding borrowings of $20,000,000 under its North America Credit Facility as of December 31, 2020. The company had outstanding borrowings of $7,636,000 (€6,400,000) under its French Credit Facility and $3,866,000 (£2,900,000) under its UK Credit Facility as of December 31, 2020, together referred to as the European Credit Facility. The weighted average interest rate on all borrowings, excluding finance leases, was 4.5% for the six months ended June 30, 2021 and 4.6% for the year ended December 31, 2020.

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

Credit Facility may not exceed an amount equal to the sum of (a) 85% of eligible U.S. accounts receivable plus (b) the lesser of (i) 70% of eligible U.S. inventory and eligible foreign in-transit inventory and (ii) 85% of the net orderly liquidation value of eligible U.S. inventory and eligible foreign in-transit inventory (not to exceed $4,000,000), plus (c) the lesser of (i) 80% of the net orderly liquidation value of U.S. eligible machinery and equipment and (ii) $0 as of June 30, 2021 (subject to reduction as provided in the Credit Agreement), plus (d) 85% of eligible Canadian accounts receivable, plus (e) the lesser of (i) 70% of eligible Canadian inventory and (ii) 85% of the net orderly liquidation value of eligible Canadian inventory, less (f) swing loans outstanding under the North America Credit Facility, less (g) letters of credit issued and undrawn under the North America Credit Facility, less (h) a $3,000,000 minimum availability reserve, less (i) other reserves required by the Administrative Agent, and in each case subject to the definitions and limitations in the Credit Agreement. As of June 30, 2021, the company was in compliance with all covenant requirements. As of June 30, 2021, the company had gross borrowing base of $40,889,000 and net borrowing availability of $23,488,000 under the North America Credit Facility under the Credit Agreement, considering the minimum availability reserve, then-outstanding letters of credit, other reserves and the $6,750,000 dominion trigger amount described below. Borrowings under the North America Credit Facility are secured by substantially all of the company’s U.S. and Canadian assets, other than real estate.

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

The Credit Agreement contains customary default provisions, with certain grace periods and exceptions, which provide for events of default that include, among other things, failure to pay amounts due, breach of covenants, representations or warranties, bankruptcy, the occurrence of a material adverse effect, exclusion from any medical reimbursement program, and an interruption of any material manufacturing facilities for more than 10 consecutive days. The proceeds of the North America Credit Facility will be used to finance the working capital and other business needs of the company. There was $19,000,000 of outstanding borrowings under the North America Credit Facility on June 30, 2021.

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

The aggregate borrowing availability for each European Borrower under the European Credit Facility is determined based on a borrowing base formula. The aggregate borrowings of each of the European Borrowers under the European Credit Facility may not exceed an amount equal to (a) 85% of the European Borrower’s eligible accounts receivable, less (b) the European Borrower’s borrowings and swing line loans outstanding under the European Credit Facility, less (c) the European Borrower’s letters of credit issued and undrawn under the European Credit Facility, less (d) a $3,000,000 minimum availability reserve, less (e) other reserves required by the European Agent, and in each case subject to the definitions and limitations in the Credit Agreement. As of June 30, 2021, the gross borrowing base to the European Borrowers under the European Credit Facility was $20,638,000 and the net borrowing availability was $14,263,000, considering the $3,000,000 minimum availability reserve and a $3,375,000 dominion trigger amount described below. Borrowing availability is based on a prior month base in USD. Actual borrowings in GBP and EUR

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

The European Credit Facility is subject to customary default provisions, with certain grace periods and exceptions, consistent with those applicable to the U.S. and Canadian Credit Facility, which provide that events of default include, among other things, failure to pay amounts due, breach of covenants, representations or warranties, cross-default, bankruptcy, the occurrence of a material adverse effect, exclusion from any medical reimbursement program, and an interruption in the operations of any material manufacturing facility for more than 10 consecutive days. The proceeds of the European Credit Facility will be used to finance the working capital and other business needs of the company. As of June 30, 2021, the company had borrowings of $8,803,000 (€7,200,000) under its French Credit Facility and $5,113,000 (£3,600,000) under its UK Credit Facility as of June 30, 2021, together referred to as the European Credit Facility.

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

In connection with the offering of the 2021 Notes, the company entered into privately negotiated convertible note hedge transactions with two financial institutions (the “option counterparties”). The company evaluated the note hedges

Notes to Financial Statements	Long-Term Liabilities

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

During the third quarter of 2020, the company repurchased $24,466,000 aggregate principal amount of 2021 Notes, resulting in a $761,000 loss on debt extinguishment. As a result of the repurchase of 2021 Notes in the third quarter of 2020 and the exchange of 2021 Notes for new notes in the second quarter of 2020, a partial unwind of the note hedge options and warrants entered into with the issuance of the 2021 Notes also occurred. The partial unwind of the note hedge options and warrants resulted in no net impact to cash or paid-in-capital. Note hedge options outstanding relating to the 2021 Notes were reduced 62,341 and subsequently expired on February 15, 2021. The warrants began to expire on May 15, 2021 and then partially expire on each trading day over the 220 trading day period following May 15, 2021. Warrants outstanding on June 30, 2021 were 2,698,318. If exercised, one Common Share is issuable upon exercise of each warrant, but may be adjusted to include additional Common Shares for each warrant under certain circumstances if the relevant share price exceeds the warrant strike price for the relevant measurement period at the time of exercise. Common Shares are reserved for issuance upon exercise of the remaining warrants relating to the 2021 Notes at two Common Shares per warrant.
The liability components of the 2021 Notes consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Principal amount of liability component	$—	$1,250
Unamortized discount	—	(7)
Debt fees	—	(1)
Net carrying amount of liability component	$—	$1,242

Notes to Financial Statements	Long-Term Liabilities

The unamortized discount was reduced to $0 upon adoption of ASU 2020-06, effective January 1, 2021. The effective interest rate on the liability component was 11.1% upon original issuance including consideration of the discount. Non-cash discount interest expense of $682,000 and $1,506,000 was recognized for the three and six months ended June 30, 2020. Interest expense of $0 and $8,000 was accrued for the three and six months ended June 30, 2021, compared to $631,000 and $1,376,000 for the three and six months ended June 30, 2020 based on the stated coupon rate of 5.0%.

Convertible senior notes due 2022

In the second quarter of 2017, the company issued $120,000,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2022 (the “2022 Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 Notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on June 1 and December 1 of each year, beginning December 1, 2017. The 2022 Notes will mature on June 1, 2022, unless repurchased or converted in accordance with their terms prior to such date. Prior to December 1, 2021, the 2022 Notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Prior to May 16, 2019, the 2022 Notes were convertible, subject to certain conditions, into cash only. On May 16, 2019, the company obtained shareholder approval under applicable New York Stock Exchange rules such that conversion of the 2022 Notes may be settled in cash, the company’s common shares or a combination of cash and the company’s common shares, at the company’s election. At June 30, 2021, $2,650,000 aggregate principal amount of the 2022 Notes remained outstanding, following the exchange transactions completed in the second quarter of 2020 and the repurchase of debt completed in the first quarter of 2021, as further discussed below.

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

In connection with the offering of the 2022 Notes, the company entered into privately negotiated convertible note hedge transactions with one financial institution (the “option counterparty”). These transactions cover, subject to customary anti-dilution adjustments, the number of the company’s common shares that will initially underlie the 2022 Notes, and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the 2022 Notes. The company evaluated the note hedges under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the note hedges should be accounted for as derivatives. These derivatives were capitalized on the balance sheet as long-term assets and were adjusted to reflect fair value each quarter. The fair value of the convertible note hedge assets at issuance was $24,780,000.

The company entered into separate, privately negotiated warrant transactions with the option counterparty at a higher strike price relating to the same number of the company’s common shares, subject to customary anti-dilution adjustments, pursuant to which the company sold warrants to the option counterparties. The warrants could have a dilutive

Notes to Financial Statements	Long-Term Liabilities

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

There were 120,000 note hedge options relating to the 2022 Notes outstanding at June 30, 2021, but only 2,650 remained available for exercise. Note hedge options related to the 2022 Notes will expire on June 1, 2022.

Warrants relating to the 2022 Notes outstanding on June 30, 2021 were 7,393,141. If exercised, one common share is issuance upon exercise of each warrant, but may be adjusted under certain circumstances if the relevant share price exceeds the warrant strike price for the relevant share price exceeds the warrant strike price for the relevant measurement period at the time of exercise. Common shares are reserved for issuance upon exercise of the remaining warrants relating to the 2022 Notes at two common shares per warrant. The warrants will begin to expire on September 1, 2022 and then partially expire on each trading day over the 220 trading day period following September 1, 2022.

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

The liability components of the 2022 notes consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Principal amount of liability component	$2,650	$81,500
Unamortized discount	—	(6,772)
Debt fees	(18)	(859)
Net carrying amount of liability component	$2,632	$73,869

The unamortized discount was reduced to $0 upon adoption of ASU 2020-06, effective January 1, 2021. The effective interest rate on the liability component was 10.9% upon original issuance including consideration of the discount. Total interest expense subsequent to adoption of ASU 2020-06 includes coupon interest and amortization of debt fees. Non-cash discount interest expense of $1,323,000 and $2,783,000 was recognized for the three and six months ended June 30, 2020. Interest expense of $30,000 and $799,000 was accrued for the three and six months ended June 30, 2021 compared to $1,220,000 and $2,570,000 for the three and six months ended June 30, 2020 based on the stated coupon rate of 4.5%. The effective interest rate of the 2022 Notes as of June 30, 2021 was 5.2%. The 2022 Notes were not convertible as of June 30, 2021 nor was the applicable conversion threshold met.

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

A loss of $5,885,000 was recorded a part of the exchange transaction, which included the write-off of fees related to the portion of the 2021 Notes exchanged. Debt issuance costs of $1,394,000 were capitalized and are being amortized as interest expense through November 15, 2024. Debt issuance costs are presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability.

The liability components of the Series I 2024 Notes consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Principal amount of liability component	$72,909	$72,909
Unamortized discount	—	(8,888)
Debt fees	(903)	(1,037)
Net carrying amount of liability component	$72,006	$62,984

The unamortized discount was reduced to $0 upon adoption of ASU 2020-06, effective January 1, 2021. The effective interest rate on the liability component was 8.77% upon original issuance including consideration of the discount. Total interest expense subsequent to adoption includes coupon interest and amortization of debt fees. Non-cash discount interest expense of $454,000 and $902,000 was recognized for the three and six months ended June 30, 2020. Interest expense of $911,000 and $1,822,000 was accrued for the three and six months ended June 30, 2021 compared to $912,000 and $1,823,000 for the three and six months ended June 30, 2020 based on the stated coupon rate of 5.0%. The effective interest rate of the Series I 2024 notes as of June 30, 2021 was 5.4%. The Series I 2024 Notes were not convertible as of June 30, 2021 nor was the applicable conversion threshold met.

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

Notes to Financial Statements	Long-Term Liabilities

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

The principal amount of the Series II 2024 Notes also will accrete at a rate of approximately 4.7% per year commencing June 4, 2020, compounding on a semi-annual basis. The accreted portion of the principal is payable in cash upon maturity but does not bear interest and is not convertible into the company’s common shares. The total amount accreted as of June 30, 2021 was $3,560,000, of which $877,000 was for the three months ended June 30, 2021. Remaining accretion until maturity (at current principal) was $13,062,000 at June 30, 2021.

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

The liability components of the Series II 2024 Notes consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Principal amount of liability component - including accretion	$77,435	$75,688
Unamortized discount	—	(9,461)
Debt fees	(1,139)	(1,308)
Net carrying amount of liability component	$76,296	$64,919

The unamortized discount was reduced to $0 upon adoption of ASU 2020-06, effective January 1, 2021. The effective interest rate on the liability component was 8.99% upon original issuance including consideration of the discount. Total interest expense subsequent to adoption includes coupon interest, accretion and amortization of debt fees. Interest expense for accretion of $877,000 and $1,747,000 was accrued for the three and six months ended June 30, 2021. Non-cash interest, including accretion, of $403,000 was recognized for the three and six months ended June 30, 2020. Interest expense of $277,000 was recognized for the three and six months ended June 30, 2020 compared to $924,000 and

Notes to Financial Statements	Long-Term Liabilities

$1,847,000 for the three and six months ended June 30, 2021 based on the stated coupon rate of 5.0%. The effective interest rate of the Series II 2024 Notes as of June 30, 2021 including coupon interest, amortization of debt fees and accretion to maturity was 10.6%. The Series II 2024 Notes were not convertible as of June 30, 2021 nor was the applicable conversion threshold met.

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

Debt issuance costs of $7,305,000 were capitalized and are being amortized as interest expense through March 2026. Debt issuance costs are presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability.

The liability components of the 2026 Notes consist of the following (in thousands):

June 30, 2021
Principal amount of liability component	$125,000
Debt fees	(6,879)
Net carrying amount of liability component	$118,121

Interest expense of $1,328,000 and $1,564,000 was accrued for the three and six months ended June 30, 2021 based on the stated coupon rate of 4.25%. The effective interest rate of the 2026 Notes as of June 30, 2021 was 5.4%. The 2026 Notes were not convertible as of June 30, 2021 nor was the applicable conversion threshold met.

In March 2021, in connection with the pricing of the 2026 Notes, the company entered into capped call transactions (the “Capped Call Transactions”) with certain option counterparties. The company used $18,787,000 of the net

Notes to Financial Statements	Long-Term Liabilities

proceeds of the private offering of the 2026 Notes to pay the cost of the Capped Call Transactions with the offset recorded to additional paid-in-capital.

The Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the 2026 Notes and/or offset any cash payments the company is required to make in excess of the principal amount of converted notes, as the case may be, in the event that the market price per share of the company’s common shares, as measured under the terms of the Capped Call Transactions, is greater than the strike price of the Capped Call Transactions, which is initially $10.57, corresponding to the initial conversion price of the 2026 Notes, subject to anti-dilution adjustments. If, however, the market price per company common share, as measured under the terms of the Capped Call Transactions, exceeds the cap price of the Capped Call Transactions, which is initially $16.58 (subject to adjustments), there would nevertheless be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that such market price exceeds the cap price of the Capped Call Transactions. The Capped Call Transactions expire March 15, 2026, subject to earlier exercise. There were 125,000 capped call options related to the 2026 Notes outstanding on June 30, 2021.

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

CARES Act Loan

On May 15, 2020 the company entered into an unsecured loan agreement in the aggregate amount of $10,000,000 pursuant to sections 1102 and 1106 of the Coronavirus Aid, Relief and Economic Security, "CARES," Act which was evidenced by a promissory note, dated May 13, 2020, and bears interest at a fixed rate of 1.00%. Payments which were to commence in May 2021 under the program, have been deferred until the third quarter of 2021. This loan may be forgivable, partially or in full, if certain conditions are met, principally based on having been disbursed for permissible purposes and based on average levels of employment over a designated period of time. No assurance can be given that the company will be granted forgiveness of the loan upon application in whole or in part. The company has recorded $10,000,000 of the amount borrowed in current maturities of long term debt.

Notes to Financial Statements	Long-Term Liabilities

Other Long-Term Obligations

Other long-term obligations consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Deferred income taxes	$23,843	$23,234
Product liability	12,748	12,304
Pension	9,221	9,088
Deferred compensation	5,823	5,318
Deferred gain on sale leaseback	5,340	5,502
Supplemental executive retirement plan liability	5,271	5,368
Death benefit obligation plan	4,260	4,723
Uncertain tax obligation including interest	3,178	3,114
Other	2,039	1,823
Other Long-Term Obligations	$71,723	$70,474

On April 23, 2015, the company entered into a real estate sale leaseback transaction which resulted in the company recording an initial deferred gain of $7,414,000, the majority of which is included in Other Long-Term Obligations and will be recognized over the 20-year life of the leases. The gains realized were $79,000 and $157,000 for the three and six months ended June 30, 2021 respectively, compared to $76,000 and $151,000 for the three and six months ended June 30, 2020, respectively.

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

The company leases a portion of its facilities, transportation equipment, data processing equipment and certain other equipment. These leases have terms from one to 20 years and provide for renewal options. Generally, the company is required to pay taxes and normal expenses associated with operating the facilities and equipment. As of June 30, 2021, the company is committed under non-cancelable leases, which have initial or remaining terms in excess of one year and expire on various dates through 2040.

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

In connection with the transaction, the requirements for sale lease-back accounting were met. Accordingly, the company recorded the sale of the properties, removed the related property and equipment from the company's balance sheet, recognized an initial deferred gain of $7,414,000 and an immediate loss of $257,000 related to one property and recorded new lease liabilities. Specifically, the company recorded four finance leases totaling $32,339,000 and one operating lease related to leased land, which was not a material component of the transaction. The gains on the sales of the properties were required to be deferred and recognized over the life of the leases as the property sold is being leased back. The deferred gain is classified under Other Long-Term Obligations on the consolidated balance sheet. The gains realized were $79,000 and $157,000 for the three and six months ended June 30, 2021 compared to $76,000 and $151,000 for the three and six months ended June 30, 2020.

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
Lease expenses for the three and six months ended June 30, 2021 and June 30, 2020, respectively, were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Operating leases	$1,819	$2,041	$3,781	$4,284
Variable and short-term leases	1,010	938	2,061	1,859
Total operating leases	$2,829	$2,979	$5,842	$6,143

Finance lease interest cost	$1,163	$326	$2,341	$654
Finance lease depreciation	1,266	663	2,542	1,366
Total finance leases	$2,429	$989	$4,883	$2,020

Notes to Financial Statements	Long-Term Liabilities

Future minimum operating and finance lease commitments, as of June 30, 2021, are as follows (in thousands):

	Finance Leases	Operating Leases
2021	$4,733	$3,860
2022	7,136	4,489
2023	7,035	2,330
2024	6,972	1,687
2025	6,889	1,379
Thereafter	81,722	2,585
Total future minimum lease payments	114,487	16,330
Amounts representing interest	(42,773)	(2,361)
Present value of minimum lease payments	71,714	13,969
Less: current maturities of lease obligations	(3,438)	(5,371)
Long-term lease obligations	$68,276	$8,598
Supplemental cash flow amounts for the six months ended June 30, 2021 were as follows (in thousands):

Cash Activity: Cash paid in measurement of amounts for lease liabilities	June 30, 2021
Operating leases	$5,917
Finance leases	4,211
Total	$10,128

Non-Cash Activity: Right-of-use assets obtained in exchange for lease obligations	June 30, 2021
Operating leases	$4,429
Finance leases	6,156
Total	$10,585

Weighted-average remaining lease terms and discount rates for finance and operating leases are as follows as of June 30, 2021:

June 30, 2021
Weighted-average remaining lease term - finance leases	16.3 years
Weighted-average remaining lease term - operating leases	4.8 years
Weighted-average discount rate - finance leases	6.50%
Weighted-average discount rate - operating leases	7.3%

Notes to Financial Statements	Revenue

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

The following tables disaggregate the company’s revenues by major source and by reportable segment for the three and six months ended June 30, 2021 and June 30, 2020 (in thousands):

	Three Months Ended June 30, 2021
	Product	Service	Total
Europe	$118,165	$3,131	$121,296
North America	95,985	262	96,247
All Other	7,044	1,277	8,321
Total	$221,194	$4,670	$225,864
% Split	98%	2%	100%

	Six Months Ended June 30, 2021
	Product	Service	Total
Europe	$228,009	$6,062	$234,071
North America	171,687	534	172,221
All Other	13,222	2,552	15,774
Total	$412,918	$9,148	$422,066
% Split	98%	2%	100%

	Three Months Ended June 30, 2020
	Product	Service	Total
Europe	$99,215	$2,679	$101,894
North America	86,414	155	86,569
All Other	6,815	1,022	7,837
Total	$192,444	$3,856	$196,300
% Split	98%	2%	100%

	Six Months Ended June 30, 2020
	Product	Service	Total
Europe	$216,900	$5,962	$222,862
North America	173,178	362	173,540
All Other	16,137	2,201	18,338
Total	$406,215	$8,525	$414,740
% Split	98%	2%	100%

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

Notes to Financial Statements	Revenue

Financial Statements include elsewhere in this report for more detail).

Depending on the terms of the contract, the company may defer the recognition of a portion of the revenue at the end of a reporting period to align with transfer of control of the company’s products to the customer. In addition, to the extent performance obligations are satisfied over time, the company defers revenue recognition until the performance obligations are satisfied. As of June 30, 2021 and December 31, 2020, the company had deferred revenue of $3,607,000 and $3,516,000, respectively, related to outstanding performance obligations.

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

As of June 30, 2021, 3,667 Class B Common Shares remained outstanding. Prior conversions of Class B Common Shares have virtually eliminated the company’s dual class voting structure. As of June 30, 2021, the holders of the Common Shares represented approximately 99.9% of the company’s total outstanding voting power.

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
The Compensation and Management Development Committee of the Board (the “Compensation Committee”), in its discretion, may grant an award under the 2018 Plan to any director or employee of the company or an affiliate. As of June 30, 2021, 3,394,164 Common Shares were available for future issuance under the 2018 Plan in connection with the following types of awards with respect to the company's Common Shares: incentive stock options, nonqualified stock options, SARs, restricted stock, restricted stock units, unrestricted stock and performance shares. The Compensation Committee also may grant performance units that are payable in cash. The Compensation Committee has the authority to determine which participants will receive awards, the amount of the awards and the other terms and conditions of the awards. The Common Shares available for future issuance under the 2018 Plan as of June 30, 2021 includes an additional 2,500,000 Common Shares that were added pursuant to an amendment approved by shareholders at the company’s 2021 annual shareholders meeting on May 20, 2021.

At June 30, 2021, an aggregate of 513,688 Common Shares underlie awards which were forfeited or expired unexercised under the 2003 and 2013 Plans and thus are available to be transferred under the 2018 Plan.
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

The amounts of equity-based compensation expense recognized as part of SG&A expenses in All Other in business segment reporting were as follows (in thousands):

	For the Six Months Ended June 30,
	2021	2020
Restricted stock / units	$3,761	$3,650
Performance shares / units	2,049	1,676
Total stock-based compensation expense	$5,810	$5,326

As of June 30, 2021, unrecognized compensation expense related to equity-based compensation arrangements granted under the company's 2018 Plan and previous plans, which is related to non-vested options and shares, was as follows (in thousands):

June 30, 2021
Restricted stock and restricted stock units	$8,922
Performance shares and performance share units	8,205
Total unrecognized stock-based compensation expense	$17,127

Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures and for updated vesting assumptions for the performance share awards (refer to "Stock Options" and "Performance Shares and Performance Share Units" below). No tax benefits for stock compensation were realized during the three and six months ended June 30, 2021 and 2020, respectively, due to a valuation allowance against deferred tax assets. In accordance with ASC 718, any tax benefits resulting from tax deductions in excess of the compensation expense recognized is classified as a component of financing cash flows.

Stock Options

Generally, non-qualified stock option awards have a term of ten years and were granted with an exercise price per share equal to the fair market value of the company’s Common Shares on the date of grant.

The following table summarizes information about stock option activity for the six months ended June 30, 2021:

			Weighted Average Exercise Price
Options outstanding at January 1, 2021	1,081,804		$16.07
Forfeited	(42,696)		18.74
Options outstanding at June 30, 2021	1,039,108		$15.96
Options exercise price range at June 30, 2021	$12.15	to	$24.45
Options exercisable at June 30, 2021	1,039,108
Shares available for grant at June 30, 2021*	3,394,164
________
 *    Shares available for grant under the 2018 Plan as of June 30, 2021 reduced by net restricted stock and restricted stock unit and performance share and performance share unit award activity of 2,671,108 shares.

The following table summarizes information about stock options outstanding at June 30, 2021:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at June 30, 2021	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2021	Weighted Average Exercise Price
$12.15 – $20.00	750,159	4.5	$12.69	750,159	$12.69
$20.01 – $30.00	288,949	0.2	24.45	288,949	24.45
Total	1,039,108	3.3	$15.96	1,039,108	$15.96

Notes to Financial Statements	Equity Compensation

The 2018 Plan provides for a one-year minimum vesting period for stock options and, generally, options must be exercised within ten years from the date granted. No stock options were issued in 2021 or 2020.

Restricted Stock and Restricted Stock Units

The following table summarizes information about restricted stock and restricted stock units (primarily for non-U.S. recipients):

		Weighted Average Fair Value
Stock / Units unvested at January 1, 2021	1,145,058	$8.62
Granted	647,743	8.46
Vested	(550,258)	9.34
Forfeited	(32,864)	8.64
Stock / Units unvested at June 30, 2021	1,209,679	$8.20

The restricted awards generally vest ratably over the three years after the award date. Unearned restricted stock compensation, determined as the market value of the shares at the date of grant, is being amortized on a straight-line basis over the vesting period.

Performance Shares and Performance Share Units

The following table summarizes information about performance shares and performance share units (primarily for non-U.S. recipients):

		Weighted Average Fair Value
Shares / Units unvested at January 1, 2021	1,026,785	$8.55
Granted	471,819	8.49
Shares / Units unvested at June 30, 2021	1,498,604	$8.53

During the six months ended June 30, 2021, performance shares and performance share units (for non-U.S. recipients) were granted as performance awards with a three year performance period with payouts based on achievement of certain performance goals. The awards are classified as equity awards as they will be settled in common shares upon vesting. The number of shares earned will be determined at the end of the three-year performance period based on achievement of performance criteria for January 1, 2018 through December 31, 2020, January 1, 2019 through December 31, 2021, January 1, 2020 through December 31, 2022 and January 1,
2021 through December 31, 2023, respectively established by the Compensation Committee at the time of grant. Recipients will be entitled to receive a number of Common Shares equal to the number of performance shares that vest based upon the levels of achievement which may range between 0% and 150% of the target number of shares with the target being 100% of the initial grant.

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

Notes to Financial Statements	Accumulated Other Comprehensive Income

Accumulated Other Comprehensive Income by Component

Changes in accumulated other comprehensive income ("OCI") (in thousands):

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
March 31, 2021	$53,131	$2,358	$(3,325)	$(1,494)	$50,670
OCI before reclassifications	7,250	(212)	(701)	(369)	5,968
Amount reclassified from accumulated OCI	—	—	(43)	484	441
Net current-period OCI	7,250	(212)	(744)	115	6,409
June 30, 2021	$60,381	$2,146	$(4,069)	$(1,379)	$57,079

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
December 31, 2020	$50,329	$(517)	$(3,674)	$(702)	$45,436
OCI before reclassifications	10,052	2,663	(231)	(1,587)	10,897
Amount reclassified from accumulated OCI	—	—	(164)	910	746
Net current-period OCI	10,052	2,663	(395)	(677)	11,643
June 30, 2021	$60,381	$2,146	$(4,069)	$(1,379)	$57,079

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
March 31, 2020	$10,562	$(8,349)	$(3,468)	$(122)	$(1,377)
OCI before reclassifications	5,893	(784)	439	1,422	6,970
Amount reclassified from accumulated OCI	—	—	(439)	(506)	(945)
Net current-period OCI	5,893	(784)	—	916	6,025
June 30, 2020	$16,455	$(9,133)	$(3,468)	$794	$4,648

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
December 31, 2019	$8,898	$(2,491)	$(3,299)	$20	$3,128
OCI before reclassifications	7,557	(6,642)	(159)	1,161	1,917
Amount reclassified from accumulated OCI	—	—	(10)	(387)	(397)
Net current-period OCI	7,557	(6,642)	(169)	774	1,520
June 30, 2020	$16,455	$(9,133)	$(3,468)	$794	$4,648

Notes to Financial Statements	Accumulated Other Comprehensive Income

Reclassifications out of accumulated OCI were as follows (in thousands):

	Amount reclassified from OCI		Amount reclassified from OCI		Affected line item in the Statement of Comprehensive (Income) Loss
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Defined Benefit Plans
Service and interest costs	$(43)	$(439)	$(164)	$(10)	Selling, general and administrative expenses
Tax	—	—	—	—	Income tax provision
Total after tax	$(43)	$(439)	$(164)	$(10)

Derivatives
Foreign currency forward contracts hedging sales	$159	$(326)	$181	$(211)	Net sales
Foreign currency forward contracts hedging purchases	386	(265)	838	(230)	Cost of products sold
Total (income) loss before tax	545	(591)	1,019	(441)
Tax	(61)	85	(109)	54	Income tax provision
Total after tax	$484	$(506)	$910	$(387)

Notes to Financial Statements	Charges Related to Restructuring Activities

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

For the six months ended June 30, 2021, charges totaled $2,099,000 which were related to North America of $853,000 and Europe of $1,246,000. In North America costs were incurred related to severance. The European charges were for severance costs of $862,000 and contract terminations of $384,000, primarily related to the closure of a German manufacturing facility. Payments for the six months ended June 30, 2021 were $6,824,000 and the cash payments were funded with the company's cash on hand. The 2021 charges are expected to be paid out within 24 months.
For the six months ended June 30, 2020, charges totaled $3,077,000 which were related to North America of $719,000, Europe of $2,240,000 and All Other of $118,000. In North America and All Other, costs were incurred related to severance. The European charges were for severance costs $1,894,000 and contract terminations $346,000. Payments for the six months ended June 30, 2020 were $4,086,000 and the cash payments were funded with company's cash on hand. Most of the 2020 charges have been paid out.
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

A progression by reporting segment of the accruals recorded as a result of the restructuring for the six months ended June 30, 2021 is as follows (in thousands):

	Severance	Contract Terminations	Total
December 31, 2020 Balances
North America	$179	$—	$179
Europe	5,904	4	5,908
All Other	166	—	166
Total	6,249	4	6,253
Charges
North America	822	—	822
Europe	454	276	730
All Other	—	—	—
Total	1,276	276	1,552
Payments
North America	(236)	—	(236)
Europe	(6,047)	—	(6,047)
All Other	—	—	—
Total	(6,283)	—	(6,283)
March 31, 2021 Balances
North America	765	—	765
Europe	311	280	591
All Other	166	—	166
Total	$1,242	$280	$1,522
Charges
North America	$31	$—	$31
Europe	408	108	516
All Other	—	—	—
Total	439	108	547
Payments
North America	(91)	—	(91)
Europe	(234)	(198)	(432)
All Other	(18)	—	(18)
Total	(343)	(198)	(541)
June 30, 2021 Balances
North America	705	—	705
Europe	485	190	675
All Other	148	—	148
Total	$1,338	$190	$1,528

Notes to Financial Statements	Income Taxes

Income Taxes

The company had an effective tax rate of 11.7% and 13.7% on losses before tax for the three and six months ended June 30, 2021, respectively, compared to an expected benefit of 21% on the pre-tax loss for each period. The company had an effective tax rate of 4.7% and 21.9% on losses before tax for the three and six months ended June 30, 2020, respectively, compared to an expected benefit of 21.0% on the pre-tax loss for each period. The company's effective tax rate for the three and six months ended June 30, 2021 and June 30, 2020 were unfavorable as compared to the U.S. federal statutory rate, principally due to the negative impact of the company not being able to record tax benefits related to the significant losses in countries which had tax valuation allowances. The effective tax rate was increased for the three and six months ended June 30, 2021 and June 30, 2020 by certain taxes outside the United States, excluding countries with tax valuation allowances, that were at an effective rate higher than the U.S. statutory rate, except for the gain on the disposition of Dynamic Controls which was not taxable locally for the three months ended March 31, 2020. In addition, the company had accrued withholding taxes on earnings of its Chinese subsidiary based on the expectation of not permanently reinvesting those earnings. The sale of this entity, without such distribution resulted in the reversal of this accrual in the amount of $988,000 for the three months ended March 31, 2020.

Notes to Financial Statements	Net Income (Loss) Per Common Share

Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated.

(In thousands except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Basic
Weighted average common shares outstanding	34,969	34,437	34,732	34,111

Net loss	$(10,698)	$(16,619)	$(24,742)	$(15,887)

Net loss per common share	$(0.31)	$(0.48)	$(0.71)	$(0.47)

Diluted
Weighted average common shares outstanding	34,969	34,437	34,732	34,111
Share options and awards	651	42	718	87
Weighted average common shares assuming dilution	35,620	34,479	35,450	34,198

Net loss	$(10,698)	$(16,619)	$(24,742)	$(15,887)

Net loss per common share *	$(0.31)	$(0.48)	$(0.71)	$(0.47)
________
* Net loss per common share assuming dilution calculated utilizing weighted average shares outstanding-basic for the periods in which there was a net loss.
For the three and six months ended June 30, 2021, shares associated with equity compensation awards of 1,058,264 and 1,056,714, respectively, and for the three and six months June 30, 2020, shares associated with equity compensation awards of 3,140,624 and 2,035,968, respectively, were excluded from the weighted average common shares assuming dilution as incremental shares were anti-dilutive.

At June 30, 2021, the majority of the anti-dilutive incremental shares were awards granted at an exercise price above $24.45, which was higher than the average fair market value price of $8.33 and $8.81 for the three and six months ended June 30, 2021. At June 30, 2020, the majority of the anti-dilutive incremental shares were awards granted at an exercise price above $24.45 or above, which was higher than the average fair market value price of $6.69 and $7.22 for the three and six months ended June 30, 2020.

For the three and six months ended June 30, 2021 and June 30, 2020, respectively, no shares were included in the common shares assuming dilution related to the company's issued warrants as the average market price of the company shares for these periods did not exceed the strike price of the warrants.

Further, upon adoption of ASU 2020-06, effective in 2021 for the company, use of the if-converted earnings per share method is required. However, no shares were included in the weighted average common shares assuming dilution for the three months and six months ended June 30, 2021 related to the company's convertible senior notes as conversion prices were above the company's average stock price for the period and other requirements for the notes to be convertible to shares were not met.

Notes to Financial Statements	Concentration of Credit Risk

Concentration of Credit Risk

The company manufactures and distributes durable medical equipment to the home health care, retail and extended care markets. The company performs credit evaluations of its customers’ financial condition. The company utilizes De Lage Landen, Inc. (“DLL”), a third-party financing company, to provide lease financing to Invacare's U.S. customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a recourse obligation of $1,323,000 at June 30, 2021 to DLL for events of default under the contracts, which total $7,355,000 at June 30, 2021. Guarantees, ASC 460, requires the company to record a guarantee liability as it relates to the limited recourse obligation. As such, the company has recorded a liability for this guarantee obligation within accrued expenses. The company's recourse is reevaluated by DLL biannually, considers activity between the biannual dates and excludes any receivables purchased by the company from DLL. The company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with Receivables, ASC 310-10-05-4. Credit losses are provided for in the financial statements.

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

The company recognizes its derivative instruments as assets or liabilities in the consolidated balance sheet measured at fair value. All the company’s derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the fair value of the hedged item, if any, is recognized in current earnings during the period of change.

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

The company has historically not recognized any material amount of ineffectiveness related to forward contract cash flow hedges because the company generally limits its hedges to between 50% and 90% of total forecasted transactions for a given entity’s exposure to currency rate changes and the transactions hedged are recurring in nature. Furthermore, most of the hedged transactions are related to intercompany sales and purchases for which settlement occurs on a specific day each month. Forward contracts with a total notional amount in USD of $58,115,000 and $97,763,000 matured for the six months ended June 30, 2021 and June 30, 2020, respectively.

Notes to Financial Statements	Derivatives

Outstanding foreign currency forward exchange contracts qualifying and designated for hedge accounting treatment were as follows (in thousands USD):

	June 30, 2021		December 31, 2020
	Notional Amount	Unrealized Net Gain (Loss)	Notional Amount	Unrealized Net Gain (Loss)
USD / CHF	726	(6)	1,675	(11)
USD / EUR	30,181	(956)	56,187	(636)
USD / GBP	1,288	(90)	2,467	(19)
USD / SEK	1,361	(64)	2,658	(41)
USD / MXN	1,649	237	2,230	334
EUR / CHF	2,418	40	5,037	10
EUR / GBP	10,156	(432)	19,060	44
EUR / SEK	5,285	(96)	10,162	(73)
EUR / NOK	2,730	(163)	4,167	(64)
AUD / NZD	166	(3)	781	(13)
DKK / SEK	1,491	19	3,329	9
NOK / SEK	1,561	(82)	3,431	(50)
AUD / THB	—	—	4,963	(221)
NZD / THB	338	(23)	1,755	(55)
USD / THB	—	—	4,152	(56)
EUR / THB	257	12	1,332	18
GBP / THB	163	18	842	10
	$59,770	$(1,589)	$124,228	$(814)

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

Foreign currency forward exchange contracts not qualifying or designated for hedge accounting treatment, as well as ineffective hedges, entered into in 2021 and 2020, respectively, and outstanding were as follows (in thousands USD):

	June 30, 2021		December 31, 2020
	Notional Amount	Gain (Loss)	Notional Amount	Gain (Loss)
USD / AUD	$5,810	$146	$6,046	$(159)
USD / CAD	15,616	(225)	8,320	88
USD / DKK	8,788	(152)	8,690	207
USD / GBP	19,448	(125)	16,062	338
USD / NOK	9,617	(340)	9,053	264
USD / SEK	2,373	34	—	—
AUD / NZD	6,697	23	6,579	(35)
AUD / THB	2,406	(197)	—	—
NZD / THB	507	(35)	—	—
USD / THB	2,076	108	—	—
EUR / THB	382	18	—	—
GBP / THB	240	22	—	—
	$73,960	$(723)	$54,750	$703

The fair values of the company’s derivative instruments were as follows (in thousands):

	June 30, 2021		December 31, 2020
	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	$325	$1,914	$424	$1,238
Derivatives not designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	526	1,249	897	194
Total derivatives	$851	$3,163	$1,321	$1,432

The fair values of the company’s foreign currency forward exchange contract assets and liabilities are included in Other Current Assets and Accrued Expenses, respectively in the Condensed Consolidated Balance Sheets.

The effect of derivative instruments on Accumulated Other Comprehensive Income (OCI) and the Condensed Statement of Comprehensive Income (Loss) was as follows (in thousands):

Notes to Financial Statements	Derivatives

Derivatives (foreign currency forward exchange contracts) in ASC 815 cash flow hedge relationships	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended June 30, 2021
Foreign currency forward exchange contracts	$(369)	$(484)	$(88)
Six months ended June 30, 2021
Foreign currency forward exchange contracts	$(1,587)	$(910)	$(88)
Three months ended June 30, 2020
Foreign currency forward exchange contracts	$1,422	$506	$(120)
Six months ended June 30, 2020
Foreign currency forward exchange contracts	$1,161	$387	$(56)

Derivatives (foreign currency forward exchange contracts) not designated as hedging instruments under ASC 815			Amount of Gain (Loss) Recognized in Income on Derivatives
Three months ended June 30, 2021
Foreign currency forward exchange contracts			$264
Six months ended June 30, 2021
Foreign currency forward exchange contracts			$(723)
Three months ended June 30, 2020
Foreign currency forward exchange contracts			$967
Six months ended June 30, 2020
Foreign currency forward exchange contracts			$243
The gains or losses recognized as the result of the settlement of cash flow hedge foreign currency forward contracts are recognized in net sales for hedges of inventory sales and in cost of products sold for hedges of inventory purchases. For the three and six months ended June 30, 2021, net sales were decreased by $159,000 and $181,000 while cost of products sold was increased by $386,000 and $838,000 for net pre-tax realized losses of $545,000 and $1,019,000, respectively. For the three and six months ended June 30, 2020, net sales were increased by $326,000 and $211,000 while cost of products sold was decreased by $265,000 and $230,000 for net realized pre-tax gains of $591,000 and $441,000, respectively.

A gain of $264,000 and a loss of $723,000 were recognized in selling, general and administrative (SG&A) expenses for the three and six months ended June 30, 2021 compared to gains of $967,000 and $243,000 for the three and six months ended June 30, 2020 related to forward contracts not designated as hedging instruments. The forward contracts were entered into to offset gains/losses that were also recorded in SG&A expenses on intercompany trade receivables or payables. The gains/losses on the non-designated hedging instruments were substantially offset by gains/losses on intercompany trade payables.

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
The following table provides a summary of the company’s assets and liabilities that are measured on a recurring basis (in thousands):

	Basis for Fair Value Measurements at Reporting Date
	Quoted Prices in Active Markets for Identical Assets / (Liabilities)	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Level I	Level II	Level III
June 30, 2021
Forward exchange contracts—net	—	$(2,312)	—
December 31, 2020
Forward exchange contracts—net	—	$(111)	—

The carrying values and fair values of the company’s financial instruments are as follows (in thousands):

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$78,252	$78,252	$105,298	$105,298
Other investments	84	84	85	85
Installment receivables, net of reserves	1,086	1,086	1,322	1,322
Forward contracts in Other current assets	851	851	1,321	1,321
Forward contracts in Accrued expenses	(3,163)	(3,163)	(1,432)	(1,432)
Total debt (including current maturities of long-term debt) *	(312,607)	(310,693)	(245,053)	(237,948)
2021 Notes	—	—	(1,242)	(1,264)
2022 Notes	(2,632)	(2,496)	(73,869)	(70,633)
Series I 2024 Notes	(72,006)	(70,620)	(62,984)	(60,035)
Series II 2024 Notes	(76,296)	(76,429)	(64,919)	(64,090)
2026 Notes	(118,121)	(118,109)	—	—
Other	(43,552)	(43,039)	(42,039)	(41,926)
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

Notes to Financial Statements	Business Segments

The information by segment is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues from external customers
Europe	$121,296	$101,894	$234,071	$222,862
North America	96,247	86,569	172,221	173,540
All Other (Asia Pacific)	8,321	7,837	15,774	18,338
Consolidated	$225,864	$196,300	$422,066	$414,740
Intersegment revenues
Europe	$6,229	$4,185	$11,537	$8,411
North America	16,664	22,249	30,859	42,731
All Other (Asia Pacific)	—	—	—	2,529
Consolidated	$22,893	$26,434	$42,396	$53,671
Restructuring charges before income taxes
Europe	$516	$1,575	$1,246	$2,240
North America	31	28	853	719
All Other	—	82	—	118
Consolidated	$547	$1,685	$2,099	$3,077
Operating income (loss)
Europe	$4,992	$2,174	$8,824	$9,024
North America	1,590	4,812	(785)	2,767
All Other	(9,529)	(7,740)	(15,169)	(11,295)
Charge expense related to restructuring activities	(547)	(1,685)	(2,099)	(3,077)
Gain on sale of business	—	200	—	9,790
Consolidated operating income (loss)	(3,494)	(2,239)	(9,229)	7,209
Loss on debt extinguishment including debt finance charges and associated fees	—	(6,599)	(709)	(6,599)
Net interest expense	(6,084)	(7,031)	(11,814)	(13,647)
Loss before income taxes	$(9,578)	$(15,869)	$(21,752)	$(13,037)

Notes to Financial Statements	Business Segments

Net sales by product, are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Europe
Lifestyle	$61,647	$52,018	$119,945	$110,321
Mobility and Seating	51,903	39,646	96,125	92,424
Respiratory Therapy	3,350	5,679	9,388	10,610
Other(1)	4,396	4,551	8,613	9,507
	$121,296	$101,894	$234,071	$222,862
North America
Lifestyle	$40,100	$40,502	$76,285	$83,043
Mobility and Seating	31,096	26,339	53,829	55,913
Respiratory Therapy	24,789	19,572	41,573	34,221
Other(1)	262	156	534	363
	$96,247	$86,569	$172,221	$173,540
All Other (Asia Pacific)
Mobility and Seating	$2,850	$2,652	$6,068	$8,087
Lifestyle	2,982	3,669	5,506	6,801
Respiratory Therapy	1,050	315	1,332	848
Other(1)	1,439	1,201	2,868	2,602
	$8,321	$7,837	$15,774	$18,338

Total Consolidated	$225,864	$196,300	$422,066	$414,740
   ________________________
(1)Includes various services, including repair services, equipment rentals and external contracting.

Notes to Financial Statements	Contingencies

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
In June 2021, the FDA inspected the company's Corporate and Taylor Street facilities in Elyria and North Ridgeville,

Notes to Financial Statements	Contingencies

Ohio and issued its observations on Form 843. The company has submitted its response to FDA in a timely manner.
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

Item 4.    Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures
As of June 30, 2021, an evaluation was performed, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of June 30, 2021, in ensuring that information required to be disclosed by the company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting
The company is currently implementing a new enterprise resource planning (ERP) system. This project is a multi-year initiative and is intended to improve efficiency and effectiveness of certain financial and business transaction processes, as well as the underlying systems environment. These initiatives are not being implemented in response to any identified internal control deficiency or weakness. During the quarter ended June 30, 2021, the company continued its phased implementation of the new ERP.
Other than the ERP system implementation described above, no other changes in the company’s internal control over financial reporting have occurred during the company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Part II	Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of common shares made by the company during the three months ended June 30, 2021.

Period			Total Number of Shares Purchased (1)	Avg. Price Paid Per Share $	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
4/1/2021	-	4/30/2021	80,280	$8.32	—	2,453,978
5/1/2021	-	5/31/2021	132,224	8.20	—	2,453,978
6/1/2021	-	6/30/2021	—	—	—	2,453,978
Total			212,504	$8.25	—	2,453,978
________
(1)All 212,504 shares repurchased between April 1, 2021 and June 30, 2021 or were surrendered to the company by employees for minimum tax withholding purposes in conjunction with the vesting of restricted shares awarded to the employees or the exercise of non-qualified options by employees under the company's equity compensation plans.

(2)In 2001, the Board of Directors authorized the company to purchase up to 2,000,000 Common Shares, excluding any shares acquired from employees or directors as a result of the exercise of options or vesting of restricted shares pursuant to the company’s performance plans. The Board of Directors reaffirmed its authorization of this repurchase program on November 5, 2010, and on August 17, 2011 authorized an additional 2,046,500 shares for repurchase under the plan. To date, the company has purchased 1,592,522 shares under this program, with authorization remaining to purchase 2,453,978 shares. The company purchased no shares pursuant to this Board authorized program during the quarter ended June 30, 2021.

Under the terms of the company's Credit Agreement, repurchases of shares by the company generally are not permitted except in certain limited circumstances in connection with the vesting or exercise of employee equity compensation awards. Refer to Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, regarding covenants of the company's senior credit facilities with respect to share purchases.

Part II	Other Information

Item 6.    Exhibits

Exhibit No.
10.1	Letter agreement, dated as of April 21, 2021, by and between the company and Rick Cassiday
31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification (filed herewith).
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS*	XBRL instance document
101.SCH*	XBRL taxonomy extension schema
101.CAL*	XBRL taxonomy extension calculation linkbase
101.DEF*	XBRL taxonomy extension definition linkbase
101.LAB*	XBRL taxonomy extension label linkbase
101.PRE*	XBRL taxonomy extension presentation linkbase
104	Cover page of the Quarterly Report on Form 10-Q formatted in Inline XBRL.

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

INVACARE CORPORATION

Date:	August 4, 2021	By:	/s/ Kathleen P. Leneghan
Name: Kathleen P. Leneghan
Title: Senior Vice President and Chief Financial Officer
(As Principal Financial and Accounting Officer and on behalf of the registrant)