Form 10-K
period 2021-12-31
INVACARE CORP
filed 2022-03-09
CIK 742112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————————
FORM 10-K
—————————————————————
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2021, the aggregate market value of the 32,760,013 Common Shares of the Registrant held by non-affiliates was $264,373,305 and the aggregate market value of the 3,667 Class B Common Shares of the Registrant held by non-affiliates was $29,593. While the Class B Common Shares are not listed for public trading on any exchange or market system, shares of that class are convertible into Common Shares at any time on a share-for-share basis. The market values indicated were calculated based upon the last sale price of the Common Shares as reported by The New York Stock Exchange on June 30, 2021, which was $8.07. For purposes of this information, the 2,244,355 Common Shares and 0 Class B Common Shares which were held by Executive Officers and Directors of the Registrant were deemed to be the Common Shares and Class B Common Shares held by affiliates.
As of March 7, 2022, there were 35,052,180 Common Shares and 3,667 Class B Common Shares outstanding.
Documents Incorporated By Reference
Portions of the Registrant's definitive Proxy Statement to be filed in connection with its 2022 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.
Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of December 31, 2021.

INVACARE CORPORATION
2021 ANNUAL REPORT ON FORM 10-K CONTENTS

Table of Contents	Part I
Item 1. Business

Item 1.        Business.

GENERAL

Invacare Corporation (“Invacare,” the “company,” including its subsidiaries, unless otherwise noted) is a leading manufacturer and distributor in its markets for medical equipment used in non-acute care settings. At its core, the company designs, manufactures and distributes medical devices that help people to move, breathe, rest and perform essential hygiene. The company provides clinically complex medical device solutions for congenital (e.g., cerebral palsy, muscular dystrophy, spina bifida), acquired (e.g., stroke, spinal cord injury, traumatic brain injury, post-acute recovery, pressure ulcers) and degenerative (e.g., ALS, multiple sclerosis, chronic obstructive pulmonary disease (COPD), age related, bariatric) conditions. The company's products are an important component of care for people facing a wide range of medical challenges, from those who are active and heading to work or school each day and may need additional mobility or respiratory support, to those who are cared for in residential care settings, at home and in rehabilitation centers. The company sells its products principally to home medical equipment providers, through retail and e-commerce channels, residential care operators, dealers and government health services in North America, Europe and Asia Pacific. Invacare's products are sold through its worldwide distribution network by its sales force, independent manufacturers' representatives, and distributors.

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

The company is a corporation organized under the laws of the State of Ohio in 1971. When the company was first established as a stand-alone enterprise in December 1979, it had $19.5 million in net sales and a limited product line of basic wheelchairs and patient aids. Since then, the company has made approximately fifty acquisitions and, after some recent divestitures to harmonize its portfolio, Invacare's net sales in 2021 were approximately $900 million. Based upon the company's distribution channels, breadth of product lines and net sales, Invacare is a leading company in many of the following medical product categories: custom power wheelchairs; custom manual wheelchairs; electromotive technology to augment wheelchairs and recreational products; recreational adaptive sports products; non-acute bed systems; patient transfer and bathing equipment; and supplementary respiratory therapy devices.

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
The company serves various markets in Eastern Europe, Middle East and Africa. It approaches these markets with the global portfolio of products developed and manufactured elsewhere. Sales in these markets are made somewhat opportunistically to balance changes in demand and specific product requirements. Often, sales in the Middle East and Africa represent episodic tenders as well as in some cases consistent sustained trade over the years. Most of the company's sales in these markets result from business conducted in Western Europe, as well as through dedicated local distributors.

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

Reimbursement

In most markets, the company does not make significant sales directly to end-users. In some markets, such as the United States, the United Kingdom and certain Scandinavian countries, the company sells directly to a government payor. In other markets, the company's customers purchase products to have available for use by, or re-sale to, end-users. These customers then work with end-users to determine what equipment may be needed to address the end-user's particular medical needs. Products are then provided to the end-user, and the company's customer may seek reimbursement on behalf of the end-user or sell the products, as appropriate. Product mix, pricing and payment terms vary by market. The company believes its market position and technical expertise will allow it to respond to ongoing changes in demand and reimbursement.

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
•Custom Manual Wheelchairs. This product category includes products for independent everyday use, outdoor recreation, and casual and competitive sports, such as basketball, racing and tennis. These products are marketed under the Invacare® and Invacare® Top End® brand names. The company markets a premiere line of lightweight, aesthetically-stylish custom manual wheelchairs under the Küschall® brand name. This Küschall family of products was updated during 2020, adding to the traditional features, the new hydroforming technology. This technology forms material specifically to the areas of the highest strength needs using less total material. As a consequence, the rigidity and the driving performance of the chair improve significantly while the weight is reduced. These custom manual wheelchairs feature precision components and outstanding driving performance. The company provides a wide range of mobility solutions for everyday activities for active and passive users. The company's competitive advantages include a wide range of features and functionality and the ability to build purposeful custom wheelchairs, along with components which feature cross compatibility across the portfolio and wheelchairs that collapse to fit into very small spaces for ease of transportability.
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
•Beds. This product category includes a wide variety of Invacare® branded semi-electric and fully-electric bed systems designed for both residential and institutional care for a range of patient sizes. The company's offering includes bed accessories, such as bedside rails, overbed tables and trapeze bars. The company's bed systems introduced the split-spring bed design, which is easier for home medical equipment providers to deliver, assemble and clean than other bed designs. Invacare's bed systems also feature patented universal bed-ends, where the headboard and footboard may be used interchangeably. This enables customers to more efficiently deploy their inventory.
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

GEOGRAPHIC SEGMENTS
Europe
The company's Europe segment operates as an integrated unit across the European, Middle Eastern and African markets with sales and operations throughout Europe. The Europe segment is coordinated with other global business units for new product development, supply chain resources and additional corporate resources. This segment primarily includes mobility and seating; lifestyle; and respiratory therapy product lines. Products are sold through home healthcare providers and government provider agencies. In total, the Europe segment comprised 57.2%, 55.0% and 57.4% of net sales in 2021, 2020 and 2019, respectively.

North America

The company's North America segment comprises sales and operations throughout the United States, Mexico and Canada. This segment primarily includes mobility and seating, lifestyle and respiratory therapy product lines. Products are sold through rehabilitation providers, home healthcare providers, and government provider agencies, such as the U.S. Department of Veterans Affairs. The North America segment represented 39.1%, 40.9% and 37.5% of net sales in 2021, 2020 and 2019, respectively.

All Other

All Other combines sales and services operations supporting customers principally in Australia and New Zealand and increasingly in other regions in the Asia Pacific market. All Other included the Dynamic Controls business, until it was divested in March 2020. All Other represented 3.7%, 4.1% and 5.1% of net sales in 2021, 2020 and 2019, respectively.

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

SALES, MARKETING AND DISTRIBUTION

Europe

The company's European operations primarily conduct manufacturing, marketing and distribution functions in Western Europe and coordinate export sales activities through local distributors for markets in Eastern Europe, Middle East and Africa. The company utilizes an employee sales force and independent distributors. In markets where the company has its own sales force, product sales are made to medical equipment dealers and directly to government agencies. Marketing functions are staffed by central and regional teams to optimize coverage and content. The company operates distribution centers in various locations to optimize cost and delivery performance.
Prior to the pandemic, company representatives attended more than 50 trade shows annually across the European and Middle eastern geographies. With the pandemic, most of these trade shows have been cancelled and the company has changed to webinars and digital events. The company builds brand awareness through a strong presence in social media (LinkedIn, Facebook, Twitter, YouTube, Instagram) and has a dedicated blog. Invacare continues to increase the knowledge and awareness of its products by interacting with its target audience through various digital marketing channels including Facebook, YouTube, blog, Instagram, LinkedIn and inbound email marketing actions, as well as improving the customer experience with its renewed websites. In some European countries, the company sponsors key events and several individual wheelchair athletes and teams. In addition, every year the company conducts numerous marketing campaigns targeted to dealers, therapists, and end users to promote current and new products.

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

In 2021, the North America sales force was primarily organized into three groups of specialized sales professionals focused on complex rehabilitation, post-acute care and respiratory products. Each team is focused on clinically complex products and solutions to support customer needs.

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

The company raises consumer awareness of its products through a strong presence in social and digital media as well as its sponsorship of a variety of wheelchair sporting events and its support of various philanthropic causes benefiting consumers of the company's products. The company's sponsorship of several individual wheelchair athletes and teams continued in 2020, including top-ranked male and female racers and hand cyclists and wheelchair basketball teams. In addition, the company supports disabled veterans with its continuous sponsorship of the National Veterans Wheelchair Games, the largest annual wheelchair sporting event in the world, although the event did not take place in 2020 as a result of the pandemic. These sporting events bring a competitive and recreational sports experience to military veterans who, due to spinal cord injury, neurological conditions or amputation, use various assistive technology devices for their mobility needs.
The company's products are distributed through a network of facilities and directly from some manufacturing sites to optimize cost, inventory and delivery performance.

Table of Contents	Part I
Item 1. Business

All Other

All Other comprises revenue primarily from Australia and New Zealand and to a lesser extent from other regions of the Asia Pacific market. The New Zealand revenues include rental of durable medical equipment. It uses an employee sales force and service representatives to support this revenue. Products are distributed throughout Asia Pacific from a regional distribution center in Thailand, with complex rehabilitation product assembled in Thailand and sourced from global sources via a network of distribution nodes designed to optimize cost, inventory and delivery performance.

Sales and marketing efforts in Asia Pacific region are managed within the region and leveraged from other regions of the company. Sponsorship efforts are focused at the grass roots level and around programs designed to introduce people with disabilities to sports as a pathway to inclusion. While efforts were suspended in 2021 due to the pandemic, historically Invacare Australia sponsored the Summer Down Under Series, which culminated in the Oz Day 10K classic wheelchair race on Australia Day, which the company sponsored in January 2022; Invacare New Zealand sponsored the Halberg Junior Disability Games in 2021 and worked with local organizations to improve access for people with disabilities. Invacare supports a number of sporting organizations in the region, primarily focused on those that introduce people to sports.

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
•AVIVA FX MPS Maxx - Multi-Position Power Standing System is an innovative, highly adjustable system incorporating power standing and a full range

Part I	Table of Contents
Item 1. Business

of power positioning features in a package that offers a unique combination of independence, functionality, and accessibility. ROVI A3 MPS Maxx - Modular Power Standing System is an innovative, highly adjustable system that combines a power standing function with a full range of power positioning options, all in a modular design that provides consumers with a unique combination of independence, functionality, and accessibility.
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
•A new bed and mattress system has been developed based on the NordBed, which was introduced in 2019. The NordBed Kid and the new mattresses are especially developed for children to fulfill their special needs with an aesthetically pleasing design.
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

Table of Contents	Part I
Item 1. Business

or assembled in Europe are sold to external European customers as well as to other internal customers.
North America
The company operates several vertically integrated centers of excellence, i.e., factories, in North America, each with specific capabilities: custom powered wheelchairs, seating products and respiratory therapy products (Elyria, OH); manual and passive manual wheelchairs and patient aids (Reynosa, MX); beds and respiratory therapy products (Sanford, FL); manual recreational and sport wheelchair products (Pinellas Park, FL), passive manual and pediatric wheelchairs (Simi Valley, CA); and seating and positioning systems (Toronto, Canada). Products designed and produced in North American operations are sold in North America and are shipped as finished goods and as subcomponents to internal and external customers globally.

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
•Supplementing manufacturing centers of excellence with R&D, product management and commercial capability to ensure the most efficient use of resources, and further reducing complexity in the portfolio and supply chain.
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

The company believes that continued generation of earnings driven by operational performance, cash balances on hand, borrowings under its asset-based lending senior secured revolving credit facilities and other incurrences of debt, and expected free cash flow will support the company's on-going business improvement plans and enable it to address future debt maturities and other obligations.

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

Part I	Table of Contents
Item 1. Business

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

2012 Consent Decree, Taylor Street and Corporate Facilities

In December 2012, the company became subject to a consent decree of injunction filed by FDA with respect to the company's Corporate Headquarters and its Taylor Street facility's operations in Elyria, Ohio. The consent decree initially limited the company's (i) manufacture and distribution of power and manual wheelchairs, wheelchair components and wheelchair sub-assemblies at or from its Taylor Street manufacturing facility ("Taylor Street Products"), except in verified cases of medical necessity, (ii) design activities related to wheelchairs and power beds that take place at the impacted Elyria facilities and (iii) replacement, service and repair of products already in use and supplied from the Taylor Street manufacturing facility. Under the terms of the consent decree, in order to resume full operations, the company had to successfully complete independent, third-party expert certification audits at the impacted Elyria facilities, comprised of three distinct certification reports separately submitted to, and accepted by, the FDA; submit its own report to the FDA; and
successfully complete a reinspection by the FDA of the company's Corporate and Taylor Street facilities.

On July 24, 2017, following its June 2017 reinspection of the Corporate and Taylor Street facilities, the FDA notified the company that it was in substantial compliance with the Federal Food, Drug and Cosmetic Act ("FDA Act"), FDA regulations and the terms of the consent decree and that the company was permitted to resume full operations at those facilities including the resumption of unrestricted sales of products made in those facilities.

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

In 2018, the company completed the two semi-annual independent expert audits and, in 2019, 2020 and 2021, the company completed the first three annual independent expert audits of the Corporate and Taylor Street facilities, as required under the consent decree, and in each case the facilities were found to remain in compliance with the FDA Act, the FDA regulations and the consent decree. The audit reports have been submitted to FDA.

In 2021, FDA conducted an inspection of the company’s Corporate and Taylor Street facilities from May 25 through June 24, 2021. At the close of the inspection, six FDA Form 483 observations were issued, and the company timely responded to FDA, has diligently taken actions to address FDA’s inspectional observations, and has provided FDA monthly updates on the corrective actions taken to address these observations. On November 18, 2021, the company received a warning letter from the FDA concerning certain of the inspectional observations in the June 2021 FDA Form 483 related to the complaint handling process, the corrective and preventive action (“CAPA”) process, and medical device reporting (“MDR”) associated with oxygen concentrators (the “Warning Letter”). On November 16, 2021, the company received a consent decree non-compliance letter from the FDA concerning the same complaint and CAPA handling matters as in the Warning Letter observations but associated with the Taylor Street products (this letter, together with the Warning Letter, the “FDA Letters”). The

Table of Contents	Part I
Item 1. Business

company timely responded to the FDA Letters, has diligently taken actions to address FDA’s concerns, and has provided FDA with periodic updates on the corrective actions taken to address the matters in the FDA Letters. The company remains committed to resolving the FDA’s concerns; however, it is not possible to predict the outcome or timing of a resolution at this time. There can be no assurance that the FDA will be satisfied with the company’s responses to the FDA Letters, nor any assurance as to the timeframe that may be required for the company to adequately address the FDA’s concerns or whether the matters in the FDA Letters will result in an extension in the duration of the consent decree. See “Item 1A. Risk Factors – Regulatory and Development Risks” for further discussion of potential adverse effects on the company of non-compliance with medical device regulatory requirements. As of the date of filing of this Annual Report on Form 10-K, there has been no impact on the Company’s ability to produce and market its products as a result of the FDA Letters.

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

For additional information regarding the consent decree, refer to the following sections of this Annual Report on Form 10-K: Item 1A. Risk Factors.

Other FDA Matters

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

EEA and UK Regulators

The regulation of the company's products in Europe falls primarily within the United Kingdom ("UK"), Switzerland and the European Economic Area (“EEA”), which consists of the European Union member states, as well as Iceland, Liechtenstein and Norway. Only medical devices that comply with certain conformity requirements of the European Medical Device Regulation ("EMDR") are allowed to be marketed within the EEA. The company's Class I products were required to comply EMDR as of May 2021. The company’s Class IIa and IIb products will be required to comply with the EMDR by no later than the expiration of their respective current European Medical Device Directive ("MDD") certifications, which expire in September 2023. Products that fail to be certified with the EMDR may not be marketed or sold in the European Union. As a result of Brexit, beginning on January 1, 2021, the company's products sold in the UK have been required to be registered with the Medical and Healthcare Products Regulatory Agency ("MHRA"). Products in conformity with the EMDR and MDD may continue to be marked with their CE marking in the UK until June 2023, after which time products must be certified by a UK-recognized Notified Body and comply with UK requirements. On May 26, 2021, the EU Commission announced that the Mutual Recognition Agreement between the European Union and Switzerland, which enabled medical devices approved in the European Union to be marketed in Switzerland, was no longer valid. As a result, medical devices must be separately registered with Swissmedic, the Swiss regulatory authority, and the company must comply with Swiss requirements. The regulatory requirements in the UK and Switzerland continue to evolve and the company is monitoring all changes and updates.

In addition, the national health or social security organizations of certain foreign countries, including those

Part I	Table of Contents
Item 1. Business

outside Europe, require the company's products to be qualified before they can be marketed in those countries.

Other Audit Requirements

Five countries have agreed to work together to harmonize regulations and allow for one single audit to be used to confirm compliance with those countries’ regulations. The five countries that participate include the United States, Canada, Australia, Brazil and Japan. The program is referred to as the Medical Device Single Audit Program, or MDSAP. Under the MDSAP, annual surveillance audits of relevant facilities are conducted by a private organization designated by the MDSAP countries referred to as "Notified Body" which assesses conformity with applicable regulations. Under the EMDR and MDD, Notified Bodies have the right to conduct unannounced audits. Under the EMDR, the company will be subject to annual audits by a Notified Body for its Class IIa and IIb products, which would include on-site audits of the company’s facilities in Elyria, Ohio, and unannounced audits at least once every five years. In addition, the company's facilities in Europe are subject to audits by the applicable medical device regulatory authorities.

Other Quality Accomplishments

In 2021, the company's main facilities in Europe, Asia and North America were again certified as meeting ISO 13485-2016 requirements, a stringent international standard for quality management systems, demonstrating its continued commitment to quality excellence.

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

Table of Contents	Part I
Item 1. Business

launched for power wheelchairs and respiratory devices in 2017 enable customers to more cost effectively provide service and support their end-user customers. The company intends to continue developing solutions that help providers improve profitability and reduce the overall cost of care for payors.

BACKLOG

The company generally manufactures its products to meet near-term demands by shipping from stock or by building to order based on the specialized nature of certain products. As a result, the company does not ordinarily have a substantial backlog of orders for any particular product. However, at the end of 2021, the order backlogs in Europe and North America were at higher levels than normal as a result of strong demand for respiratory products driven by COVID-19 and supply chain constraints due to pandemic-related disruptions in supply chain, transportation and logistics which are affecting access to components and finished products. See “Item 1A. Risk Factors – Risks Associated with the COVID-19 Pandemic.”

HUMAN CAPITAL

As of December 31, 2021, the company had approximately 3,000 employees. The company believes that its employees are integral to its success and strive to create a rewarding culture through commitment to its core values of Integrity, Innovation, Leadership, Excellence and Accountability. The company's compensation programs are designed to attract, retain and motivate employees to be part of the company's success. The company provides wages that are competitive locally and consistent globally to reward employees for performance. The company's long-term incentive program is equity based to align leadership with the interests of shareholders.

Invacare is committed to its Environmental, Social and Governance program and embraces diversity, equity and inclusion. The company believes that an innovative workforce needs to be diverse, with skills and perspectives drawn from a broad spectrum of backgrounds and experiences.

Global and U.S. demographics include:

December 31, 2021 global gender demographics
	Female	Male
Manager Level and Above	25%	75%
Individual Contributors	45%	55%
Manufacturing and Warehouse Associates	31%	69%
Total Invacare	37%	63%

December 31, 2021 U.S. race and ethnicity demographics
	Total U.S.	M&W [1]	IC [2]	Mgr and Above [3]
Black / African American	10%	17%	7%	3%
Asian	2%	3%	1%	4%
Hispanic / Latino	23%	39%	11%	6%
White	63%	38%	79%	85%
Multiracial, Native American and Pacific Islander	2%	3%	2%	2%
[1] Manufacturing and Warehousing
[2] Individual Contributors (below manager who do not supervise others)
[3] Manager and Above

The company focuses on training employees and conducting self-audits to create a safe work environment. As an essential business during the COVID-19 pandemic, the company instituted policies across the organization to help protect employees who continue to work onsite, while at the same time requiring employees to work remotely whenever possible.

FOREIGN OPERATIONS AND EXPORT SALES

The company also markets its products for export to other foreign countries. In 2021, the company's products were sold in over 100 countries. For information relating to net sales, operating income and identifiable assets of the company's foreign operations, refer to Business Segments in the Notes to the Consolidated Financial Statements.

AVAILABLE INFORMATION

The company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments thereto, as well as proxy statements and other documents with the Securities and Exchange Commission (SEC). The SEC maintains a website, http://www.sec.gov, which contains all reports,

Part I	Table of Contents
Item 1. Business

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

Table of Contents	Part I
Item 1. Business

FORWARD-LOOKING INFORMATION

This Form 10-K contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “could,” “plan,” “intend,” “expect,” “continue,” “believe” and “anticipate,” as well as similar comments, denote forward-looking statements that are subject to inherent uncertainties that are difficult to predict. Actual results and events may differ significantly from those expressed or anticipated as a result of various risks and uncertainties, which include, but are not limited to, the following: the duration and scope of the COVID-19 pandemic, the pace of resumption of access to healthcare, including clinics and elective care, and loosening of public health restrictions, or any reimposed restrictions on access to healthcare or tightening of public health restrictions which could impact the demand for the company’s products; global shortages in, or increasing costs for, transportation and logistics services and capacity; the availability and cost of the company needed products, components or raw materials from its suppliers; actions that governments, businesses and individuals take in response to the pandemic, including mandatory business closures and restrictions on onsite commercial interactions; the impact of the pandemic, or political or geopolitical crises such as Russia's recent invasion of Ukraine, and actions taken in response on global and regional economies and economic activity; the pace of recovery when the COVID-19 pandemic subsides; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth, including negative conditions attributable to inflationary economic conditions; the effects of steps the company takes to reduce operating costs; the inability of the company to sustain profitable sales growth, achieve anticipated improvements in segment operating performance, convert high inventory levels to cash or reduce its costs; lack of market acceptance of the company's new product innovations; revised product pricing and/or product surcharges; circumstances or developments that may make the company unable to implement or realize the anticipated benefits, or that may increase the costs, of its current and planned business initiatives, in particular the key elements of its growth plan such as its new product introductions, commercialization plans, additional investments in sales force and demonstration equipment, product distribution strategy in Europe, supply chain actions and global information technology outsourcing and ERP implementation activities; possible adverse effects on the company's liquidity, including the company's ability to address future debt maturities; adverse changes in government and third-party payor reimbursement levels and practices; consolidation of health care providers; increasing pricing pressures in the markets for the company's products; risks of failures in, or disruptions to, legacy IT systems; risks of cybersecurity attack, data breach or data loss and/or delays in or inability to recover or restore data and IT systems; adverse effects of the company's consent decree of injunction with the U.S. Food and Drug Administration (FDA), including but not limited to, compliance costs, inability to rebuild negatively impacted customer relationships, unabsorbed capacity utilization, including fixed costs and overhead; any circumstances or developments that might adversely impact the third-party expert auditor's required audits of the company's quality systems at the facilities impacted by the consent decree, including any possible failure to comply with the consent decree or FDA regulations or the inability to adequately address the matters identified in the FDA Letters; regulatory proceedings or the company's failure to comply with regulatory requirements or receive regulatory clearance or approval for the company's products or operations in the United States or abroad; adverse effects of regulatory or governmental inspections of the company's facilities at any time and governmental enforcement actions; product liability or warranty claims; product recalls, including more extensive warranty or recall experience than expected; possible adverse effects of being leveraged, including interest rate or event of default risks; exchange rate fluctuations, particularly in light of the relative importance of the company's foreign operations to its overall financial performance; legal actions, including adverse judgments or settlements of litigation or claims in excess of available insurance limits; tax rate fluctuations; additional tax expense or additional tax exposures, which could affect the company's future profitability and cash flow; uncollectible accounts receivable; risks inherent in managing and operating businesses in many different foreign jurisdictions; decreased availability or increased costs of materials which could increase the company's costs of producing or acquiring the company's products, including the adverse impacts of tariffs and increases in commodity costs or freight costs; heightened vulnerability to a hostile takeover attempt or other shareholder activism; provisions of Ohio law or in the company's debt agreements, charter documents or other agreements that may prevent or delay a change in control, as well as the risks described elsewhere in this Annual Report on Form 10-K and from time to time in the company's reports as filed with the Securities and Exchange Commission. Except to the extent required by law, the company does not undertake and specifically declines any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

Part I	Table of Contents
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
•The COVID-19 pandemic has contributed to a persistent global shipping and logistics crisis, including shortages in the availability of, and increasing costs for, container shipping and has disrupted, and may continue to disrupt, the company’s ability to obtain critical products, components and raw materials which could have a material, adverse effect on the company’s business, financial condition and liquidity.

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
•The company's industry is highly competitive and the consolidation of customers and competitors could result in a loss of customers or in additional competitive pricing pressures.
•The company's business strategy relies on certain assumptions concerning demographic trends that impact the market for its products. If these assumptions prove to be incorrect, demand for the company's products may be lower than expected.

Risks Related to Financial Results and Liquidity

•The terms of the company's current and future debt facilities and financing arrangements may limit the company's flexibility in operating its business.
•The company's leverage and debt obligations could adversely affect its financial condition, limit its ability to raise additional capital to fund its operations, impact the way it operates its business and prevent it from fulfilling its debt service and other obligations.
•The company may not be able to repay or refinance its convertible notes or other debt obligations, and the issuance of common shares upon conversion of the convertible notes could cause dilution to the company's existing shareholders.
•The company's convertible notes have certain fundamental change and conditional conversion

Table of Contents	Part I
Item 1A. Risk Factors

features which, if triggered, may adversely affect the company's financial condition.

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
•As the company outsources functions, it becomes more dependent on the entities performing those functions. Disruptions or delays at, or lack of performance by, the company’s third-party service providers could adversely impact its operations.

Regulatory and Development Risks

•The company remains subject to a consent decree of injunction with the U.S. Food and Drug Administration, and failure by the company to comply with the consent decree could adversely affect the company.
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
•Inflationary economic conditions have increased, and may continue to increase, the company's costs of producing its products.
•Geopolitical risks, such as those associated with Russia's recent invasion of Ukraine, could result in increased market volatility and uncertainty, which could negatively impact the company's business, financial condition, and results of operations.
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

Part I	Table of Contents
Item 1A. Risk Factors

•Additional tax expense or additional tax exposures could affect the company's future profitability and cash flow.
•The company's net operating losses, foreign tax credits and interest carryforwards may be limited for U.S. federal income tax purposes under Section 382 of the Internal Revenue Code.
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

The present COVID-19 pandemic has disrupted the company’s operations and affected the company’s business, and may continue to do so, due to many factors, including imposition by government authorities of mandatory closures, work-from-home orders, social distancing protocols, increased employee absenteeism due to illness and/or quarantine requirements, and voluntary facility closures or other restrictions that could materially adversely affect the company’s ability to adequately staff and maintain its operations. Specifically, the company experienced at least one mandatory temporary facility closure, and may experience in the future other temporary facility closures, in response to government mandates in certain jurisdictions in which the company operates or in response to positive diagnoses for COVID-19 in certain facilities for the safety of the company’s associates or as a result of employee absenteeism due to infections.

The COVID-19 pandemic has also disrupted, and is expected to continue to disrupt, the company’s operations and the operations of the company's suppliers and may materially adversely impact its ability to secure raw materials, components and supplies for its facilities and to provide personal protective equipment for its employees. There may also be long-term negative effects on the economic well-being of company’s customers and in the economies of affected countries, which may limit their access or expenditures on health care. The pandemic has caused, and may in the future cause, temporary closure of, or restricted access to, health care provider facilities where the company's products are demonstrated, trialed, fitted and sold. Limitations on non-acute care due to the pandemic have delayed or reduced, and if reimposed may in the future delay or reduce, the ability for end users to gain access to the company's products.

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

The COVID-19 pandemic or a similar widespread outbreak of disease in the future could have a material adverse effect on the company’s ability to operate, results of operations, financial condition and liquidity. In addition, public health restrictions and preventive measures the company may voluntarily put in place, could have a material adverse effect on the company's business for an indefinite period of time, such as the potential shut down of certain locations, decreased employee availability and border closures, among others. The pandemic could cause an increasingly competitive labor market due to sustained labor shortages or increased turnover rates within the company's employee base. The company’s suppliers and customers may also face these and other challenges, which could lead to continued disruption in the company’s supply chain, as well as decreased customer demand for the company’s products. These issues may also materially affect the company’s future access to its sources of liquidity, particularly its cash flows from operations, financial condition and capitalization. Although these disruptions are anticipated to continue in 2022, the long-term economic impact and near-term financial impacts of

Table of Contents	Part I
Item 1A. Risk Factors

such issues, may not be reasonably estimated due to the uncertainty of future developments.

The COVID-19 pandemic has contributed to a global shipping and logistics crisis, including shortages in the availability of, and increasing costs for, container shipping and has disrupted, and is expected to continue to disrupt, the company’s ability to obtain critical products, components and raw materials which could have a material, adverse effect on the company’s business, financial condition and liquidity.

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

The impact of COVID-19 may also exacerbate many of the other risks discussed in this Risk Factors section and throughout this report.

Commercial and Operational Risks

If the company's business improvement efforts are ineffective, the company's strategic goals, business plans, financial performance or liquidity could be negatively impacted.

The company has been implementing a multi-year business improvement strategy intended to substantially improve its business and re-orient its resources to a more clinically complex mix of products and solutions. To date, this strategy has included actions to re-orient the company's global commercial team, continue the company's innovation pipeline, shift its product mix, develop and expand its talent, and strengthen its balance sheet. The company also has taken steps to realign infrastructure and processes that are intended to drive efficiency and reduce costs.

The company may not be successful in achieving the full long-term growth and profitability, operating efficiencies and cost reductions, or other benefits expected from these business improvement efforts in a timely manner or at all. The company also may experience business disruptions associated with these activities. Further, the full benefits of the strategy, if realized, may be realized later than expected, the costs of implementing the strategy may be greater than anticipated, and the company may lack adequate cash or capital or may not be able to attract and retain the necessary talent, to complete the improvement actions. In addition, the negative impacts of the COVID-19 pandemic may result in increased costs associated with, and delayed execution of, business improvement initiatives. If these business improvement measures are not successful, the company may undertake additional actions, which could result in future expenses. If the company's business improvement efforts prove ineffective, the company's ability to achieve its strategic goals and business plans, and the company's financial performance, including its ability to repay or refinance its indebtedness and satisfy other obligations, may be materially adversely affected. Under these circumstances, the company may require additional financing, which may be difficult or expensive to obtain, and the company can make no assurances that it would be available on terms acceptable to the company, if at all. Refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." The company also may evaluate and implement changes to its strategic goals and business plans, which may involve restructuring of its operations. If undertaken, any such restructuring may be substantial and involve significant effort and expense, and the company can make no assurances that such efforts, if undertaken, would be successful and result in improvements to the company business performance and financial condition,

If the company is unable to attract and retain critical IT Governance, Project Management and Contract Management competencies it may limit the effectiveness of the company's cost improvement and business efficiency initiatives and adversely affect the company's profitability and growth.

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

Part I	Table of Contents
Item 1A. Risk Factors

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

Table of Contents	Part I
Item 1A. Risk Factors

compensation programs of providers otherwise favor other products, the company's sales revenues, market share and gross margin could be negatively affected, which could have a material adverse effect on the company's results of operations and financial condition.

The company's industry is highly competitive and the consolidation of health care provider customers and the company's competitors could result in a loss of customers or in additional competitive pricing pressures.

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

Risks Related to Financial Results and Liquidity

The terms of the company's current and future debt facilities and financing arrangements may limit the company's flexibility in operating its business.

The company's credit agreement provides the company and certain of the company's U.S., Canadian, U.K. and French subsidiaries with the ability to borrow under senior secured revolving credit, letter of credit and swing line loan facilities. The aggregate borrowing availability under the credit facilities is determined based on borrowing base formulas set forth in the credit agreement. The credit facilities are secured by substantially all the company's domestic and Canadian assets, other than real estate, and by substantially all the personal property assets of the company's U.K. subsidiaries and Netherlands subsidiary. The credit agreement contains customary default provisions, with certain grace periods and exceptions, that include, among other things, failure to pay amounts due, breach of covenants, representations or warranties, bankruptcy, the occurrence of a material adverse effect, exclusion from any medical reimbursement program, and an interruption of any material manufacturing facilities for more than ten consecutive days.

In addition, the company may incur substantial additional debt in the future. Although the terms of the agreements governing existing debt restrict the company's ability to incur additional debt (including secured debt), such restrictions are subject to several exceptions and qualifications and such restrictions and qualifications may be waived or amended, and debt (including secured debt) incurred in compliance with such restrictions and qualifications (as they may be waived or amended) may be substantial. To the extent new debt, in particular secured debt, is added to the company's current debt levels, the substantial leverage risks described above and below would increase.

The restrictive terms of the company's credit agreement and future debt may limit the company's ability to conduct and expand its business and pursue its business strategies. The company's ability to comply with the provisions of its credit agreements and agreements governing future debt can be affected by events beyond its control, including changes in general economic and business conditions, or by government enforcement actions, such as, for example, adverse impacts from the FDA consent decree of injunction. If the company is

Part I	Table of Contents
Item 1A. Risk Factors

unable to comply with the provisions in the credit agreement or other debt, it could result in a default which could trigger acceleration of, or the right to accelerate, the related debt. Because of cross-default provisions in its agreements and instruments governing certain of the company's indebtedness, a default under the credit agreement or other debt could result in a default under, and the acceleration of, certain other company indebtedness. In addition, the company's lenders would be entitled to proceed against the collateral securing the indebtedness.

The company's ability to meet its liquidity needs will depend on many factors, including the operating performance of the business, as well as the company's continued compliance with the covenants under its credit agreement. Refer to "Commercial and Operational Risks - If the company's business improvement efforts are ineffective, the company's strategic goals, business plans, financial performance or liquidity could be negatively impacted." and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Notwithstanding the company's expectations, if the company's operating results decline, the company may be unable to comply with the financial covenants, and its lenders could demand repayment of the amounts outstanding under the company's credit facility.

The company also has an agreement with De Lage Landen, Inc. (“DLL”), a third-party financing company, to provide financing to the company's U.S. customers. Either party could terminate this agreement with 180 days' notice or 90 days' notice by DLL upon the occurrence of certain events. Should this agreement be terminated, the company's borrowing needs under the credit agreement could increase.

The company's leverage and debt obligations could adversely affect its financial condition, limit its ability to raise additional capital to fund its operations, impact the way it operates its business and prevent it from fulfilling its debt service and other obligations.

The company has significant outstanding indebtedness and may incur significant additional debt in the future. As of December 31, 2021, the company had outstanding, $2,650,000 aggregate principal amount of 4.50% Convertible Senior Notes that mature in June 2022 (the “2022 Notes”), $72,909,000 aggregate principal amount of 5.00% Series I Convertible Senior Notes that mature in November 2024 (the “Series I 2024 Notes”), $79,222,000 aggregate principal and accretion amount of 5.00% Series II Convertible Senior Notes that mature in November 2024 (the "Series II 2024 Notes") and $125,000,000 aggregate principal amount of 4.25% Convertible Senior Notes that mature in March 2026 (the “2026 Notes”). The company has an Amended and
Restated Credit Agreement providing for asset-based lending senior secured revolving credit facilities which mature in January 2024 with outstanding indebtedness at December 31, 2021 of $35,502,000.

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

The company’s ability to satisfy its debt and other obligations will depend principally upon its future operating performance. As a result, prevailing economic conditions and financial, business, legal and regulatory and other factors, many of which are beyond the company’s control, may affect its ability to make payments on its debt and other obligations. If it does not generate sufficient cash flow to satisfy its debt and other obligations, the company may have to undertake alternative financing plans, such as refinancing or restructuring its debt, exchanging debt for equity, selling assets, seeking additional capital or reducing or delaying capital investments. The company’s ability to restructure or refinance its debt will depend on the capital markets and the company’s financial condition at the time. Restructuring or refinancing indebtedness could require the company to issue additional debt (including secured debt), pay additional fees and interest, issue potentially dilutive additional equity, further encumber certain of the company’s assets, agree to covenants that could restrict its future operations and pay related transaction fees and expenses. Any such measures would require agreements with counterparties, including potentially the company’s existing creditors, and may not be successful on attractive terms or otherwise. Whether or not successful, any such measures may have a negative impact on the company’s financial condition and results of operations, including on the market price of the company’s common stock and debt securities.

Table of Contents	Part I
Item 1A. Risk Factors

Refer to Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

The company may not be able to repay or refinance its convertible notes, and the issuance of common shares upon conversion of the convertible notes could cause dilution to the company's existing shareholders.

As of December 31, 2021, the company had outstanding $2,650,000, $72,909,000, $79,222,000 and $125,000,000 aggregate principal amount (with accretion in the case of the Series II 2024 Notes) of its 2022 Notes, Series I 2024 Notes, its Series II 2024 Notes and 2026 Notes, respectively. Prior to the close of business on the business day immediately preceding December 1, 2021 (with respect to the 2022 Notes) and prior to the close of business on the business day preceding May 15, 2024 (with respect to the Series I 2024 Notes and Series II 2024 Notes), the notes will be convertible only upon satisfaction of certain conditions. Holders may convert their 2022 Notes at their option at any time after December 1, 2021 until the close of business on the second scheduled trading day immediately preceding June 1, 2022, holders may convert their Series I 2024 and Series II 2024 Notes at their option at any time after May 15, 2024 until the close of business on the second scheduled trading day immediately preceding November 15, 2024 and holders may convert their 2026 Notes at their option at any time after September 15, 2025 until the close of business on the second scheduled trading day immediately preceding March 15, 2026.

Any use of cash upon conversion or maturity of the notes could adversely affect the company’s liquidity, and the company may not have enough available cash or be able to obtain financing at the time it is required to pay cash in settlement of notes being converted or maturing. Furthermore, the company may seek to refinance the 2022 Notes, the Series I 2024, the Series II 2024 Notes and/or the 2026 Notes prior to maturity, and there is no assurance that the company will be able to do so on attractive terms or at all.

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

If a fundamental change occurs under the company's 2022 Notes, Series I 2024, Series II 2024 Notes or its 2026 Notes the holders of the notes may require the company to purchase for cash any or all of the notes. A fundamental change includes a delisting of the company's common stock from eligible securities exchanges, subject to certain exceptions. Certain fundamental changes are beyond the control of the company. However, there can be no assurance that the company will have sufficient funds at the time of the fundamental change to purchase all of the notes delivered for purchase, and it may not be able to arrange necessary financing on acceptable terms, if at all. Likewise, if one of the conversion contingencies of the notes is triggered, holders of notes will be entitled to convert the notes at any time during specified periods. If the company desires to settle any portion of any converted notes through the payment of cash, there can be no assurance that it will have sufficient funds to purchase all of the notes delivered for purchase, and the company may not be able to arrange necessary financing on acceptable terms, if at all. If the company elects to settle any converted notes through the issuance of common shares, it would have a dilutive effect on shareholders’ interests.

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

In addition, whether following a fundamental change or otherwise, the counterparties to the company’s convertible note hedge and warrant transactions and capped call transactions or their respective affiliates may modify their initial hedge positions by entering into or unwinding various derivatives contracts with respect to the company’s common shares and/or purchasing or selling common shares or other securities of the company in secondary market transactions prior to the maturity of the notes. This activity could cause, or prevent what would otherwise be a significant change in the market price of the company’s common shares.

Part I	Table of Contents
Item 1A. Risk Factors

Risks Related to Information Technology and Reliance on Third Parties

Any major disruption or failure of the company’s information technology systems, or its failure to successfully implement new technology effectively, could adversely affect the company.

The company relies on various information technology systems to manage its operations. The company has outsourced substantially all of its information technology services to Birlasoft Solutions, Inc. The company has contracted with Birlasoft to implement, over a multi-year period, modifications and upgrades to the company's systems, including making changes to legacy systems, replacing legacy systems with successor systems with new functionality and acquiring new systems with new functionality. Among other projects, the company has engaged Birlasoft to assist in implementing a new enterprise resource planning ("ERP") system across the company. These activities subject the company to inherent risks associated with replacing and upgrading these systems, including impairment of its ability to fulfill customer orders, potential disruption of its internal control structure, additional administration and operating expenses, reliance on Birlasoft providing sufficiently skilled personnel to implement and operate the new systems, demands on management time, and other risks and costs of delays or difficulties in transitioning to new or upgraded systems or of integrating new or upgraded systems into the company’s current systems. If any of these inherent risks develop or if Birlasoft’s capabilities prove to be insufficient to successfully implement and operate the new systems, implementation may be substantially delayed, the assistance of alternative service providers may be engaged, the company’s business may be disrupted, and costs may substantially increase. Even if successfully implemented, the new systems may not result in productivity improvements at a level that outweighs the risks and burdens of implementation, or at all. In addition, the difficulties with implementing new or upgraded technology systems may cause disruptions in its business operations. Any of these developments may have an adverse effect on the company's business and operations.

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

Table of Contents	Part I
Item 1A. Risk Factors

As part of its actions to improve business efficiency, the company has sought opportunities to provide essential business services in a more cost-effective manner. In some cases, this results in the outsourcing of functions or parts of functions that can be performed more effectively by external service providers. For example, the company has recently outsourced a significant portion of its information technology functions to Birlasoft Solutions Inc. While the company believes it conducts appropriate diligence before entering into agreements with any outsourcing entity, the failure of one or more of such entities to meet the company’s performance standards and expectations, including with respect to service levels, data security, compliance with data protection and privacy laws, providing services on a timely basis or providing services at the prices the company expects, may have an adverse effect on the company’s results of operations or financial condition. In addition, the company could face increased costs or disruption associated with finding replacement vendors or hiring new employees in order to return these services in-house. The company may outsource other functions in the future, which would increase its reliance on third parties.

Regulatory and Development Risks

The company remains subject to a consent decree of injunction with the U.S. Food and Drug Administration, and failure by the company to comply with the consent decree could adversely affect the company.

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

The consent decree will continue in effect for a minimum of five years from July 24, 2017, during which time the company's Corporate and Taylor Street facilities must complete two semi-annual audits in the first year and then four annual audits in the next four years performed by an independent company retained audit firm. The expert audit firm will determine whether the facilities remain in continuous compliance with the FDA Act, regulations and the terms of the consent decree. Thus far, the two semi-annual audits and the first three annual audits have been completed successfully. The FDA has the authority to inspect these facilities and any other FDA registered facility, at any time.

In 2021, FDA conducted an inspection of the company’s Corporate and Taylor Street facilities from May 25 through June 24, 2021. At the close of the inspection, six FDA Form 483 observations were issued, and the company timely responded to FDA, has diligently taken actions to address FDA’s inspectional observations, and has provided FDA monthly updates on the corrective actions taken to address these observations. On November 18, 2021, the company received a warning letter from the FDA, which we refer to as the Warning Letter, concerning certain of the inspectional observations in the June 2021 FDA Form 483 related to the complaint handling process, the corrective and preventive action, or CAPA, process, and medical device reporting, or MDR, associated with oxygen concentrators. On November 16, 2021, the company received a consent decree non-compliance letter from the FDA concerning the same complaint and CAPA handling matters as in the Warning Letter observations but associated with the Taylor Street products, which letter we refer to together with the Warning Letter as the FDA Letters. The company timely responded to the FDA Letters, has diligently taken actions to address FDA’s concerns, and has provided FDA with periodic updates on the corrective actions taken to address the matters in the FDA Letters. The company remains committed to resolving the FDA’s concerns; however, it is not possible to predict the outcome or timing of a resolution at this time. There can be no assurance that the FDA will be satisfied with the company’s responses to the FDA Letters, nor any assurance as to the timeframe that may be required for the company to adequately address the FDA’s concerns or whether the matters in the FDA Letters will result in an extension in the duration of the consent decree. See “Item 1. Business – Government Regulation– 2012 Consent Decree, Taylor Street and Corporate Facilities” for further discussion of the FDA Letters.

Part I	Table of Contents
Item 1A. Risk Factors

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

Table of Contents	Part I
Item 1A. Risk Factors

the company's business, financial condition, liquidity and results of operations. In November 2021, the company received the FDA Letters. See the preceding risk factor “–The company remains subject to a consent decree of injunction with the U.S. Food and Drug Administration, and failure by the company to comply with the consent decree could adversely affect the company” and “Item 1. Business – Government Regulation – 2012 Consent Decree, Taylor Street and Corporate Facilities.”

As part of its regulatory function, the FDA routinely inspects the facilities of medical device companies and has continued to actively inspect the company's facilities, other than through the processes established under the consent decree. The company expects that the FDA will from time to time, inspect substantially all the company's domestic and foreign FDA-registered operational facilities and may do so repeatedly. The results of regulatory claims, proceedings or investigations are difficult to predict. An unfavorable resolution or outcome of any matter that may arise out of any FDA inspection of the company's facilities, including, for example, the matters in the FDA Letters, could materially and adversely affect the company's business, financial condition, liquidity and results of operations.

In many of the foreign countries in which the company manufactures or markets its products, the company is subject to extensive medical device regulations that are similar to those of the FDA, including those in Europe. The regulation of the company's products in Europe falls primarily within the United Kingdom ("UK") and the European Economic Area, which consists of the European Union member states, as well as Iceland, Liechtenstein and Norway. Only medical devices that comply with certain conformity requirements of the European Medical Device Regulation ("EMDR") are allowed to be marketed within the European Economic Area and the United Kingdom. The company's Class I products were required to comply with the EMDR as of May 2021. Class IIa and IIb products are required to comply with the EMDR by no later than the expiration of their respective current Medical Device Directive ("MDD") certifications, which will begin to expire in September 2023. Products that fail to be certified with the EMDR may not be marketed or sold in the European Union. As a result of Brexit, beginning on January 1, 2021, the company's products sold in Great Britain have been required to be registered with the Medical and Healthcare Products Regulatory Agency ("MHRA") and the company is required to appoint an Authorized Representative ("AR") in the UK. Products in conformity with the MDD may continue to be marked with their CE marking in the UK until June 2023, after which time products must be certified by a UK recognized Notified Body. In addition, beginning May 26, 2021, the company's products sold in Switzerland have been required to be registered with Swissmedic and the company is required to appoint an AR in Switzerland. In addition, the national health or social security organizations of certain foreign countries, including those outside Europe, require the company's products to be qualified before they can be marketed in those countries. Failure to receive, or delays in the receipt of, relevant foreign qualifications in the European Economic Area, the UK, Switzerland or other foreign countries could have a material adverse effect on the company's business. The company and its products are subject to registration requirements and regulations in various states and political subdivisions inside and outside of the United States. Failure by the company to comply with these requirements and regulations could have an adverse effect on the company or its business.

Under the EMDR and MDD, Notified Bodies have the right to conduct unannounced audits. Under the EMDR, the company will be subject to annual audits by a Notified Body for its Class IIa and IIb products, which would include on-site audits of the company's facilities in Elyria, Ohio and unannounced audits at least once every five years. In addition, the relevant regulatory authorities in various European countries may conduct audits of the company's facilities. Any significant findings from any such audits may impact the company's ability to manufacture or market certain products in those markets, or result in other unfavorable outcomes, that could materially and adversely affect the company's business.

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

Part I	Table of Contents
Item 1A. Risk Factors

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

Litigation involving patents and other intellectual property rights is common in the company's industry, and other companies within the company's industry have used intellectual property litigation in an attempt to gain a competitive advantage. The company has been a party to lawsuits involving patents or other intellectual property. If the company were to receive an adverse judgment in any such proceeding, a court or a similar foreign governing body could invalidate or render unenforceable the company's owned or licensed patents, require the company to pay significant damages, seek licenses and/or pay ongoing royalties to third parties, require the company to redesign its products, or prevent the company from manufacturing, using or selling its products, any of which could have an adverse effect on the company's results of operations and financial condition. The company has brought actions against third parties for infringement of the company's intellectual property rights. The company may not succeed in these actions. The defense and prosecution of intellectual property actions and lawsuits in the courts, proceedings before the U.S. Patent and Trademark Office or its foreign equivalents and related legal and administrative proceedings are both costly and time consuming. Protracted litigation to defend, prosecute or enforce the company's intellectual property rights could seriously detract from the time the company's management would otherwise devote to running its business. Intellectual property litigation relating to the company's products could cause its customers or potential customers to defer or limit their purchase or use of the affected products until resolution of the litigation.

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

Table of Contents	Part I
Item 1A. Risk Factors

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

The company purchases raw materials, fabricated components, some finished goods and services from a variety of suppliers. Raw materials such as plastics, steel and aluminum, purchased electronics and other components are considered key raw materials. Where appropriate, the company employs contracts with its suppliers, both domestic and international. From time to time, however, the prices, availability, or quality of these materials fluctuate due to global market demands, import duties and tariffs, delays or interruptions in production or delivery, including ongoing shipping and logistics disruptions exacerbated by the COVID-19 pandemic or economic conditions, which could impair the company's ability to procure necessary materials or increase the cost of these materials. For example, global shortages of microprocessors for production of printed circuit boards have had, and may continue to have, an adverse effect on the company's ability to produce its products. Inflationary and other increases in costs of these materials have occurred in the past and may recur from time to time. In addition, freight costs associated with shipping and receiving product and sales are impacted by fluctuations in the cost of oil and gas. In addition, freight and transportation costs have been negatively impacted by the pandemic. A reduction in the supply or increase in the cost or change in quality of those materials or transportation costs, could impact the company's ability to manufacture its products and could increase the cost of production, which could negatively impact the company's revenues and profitability. For example, the tariffs on steel and aluminum on a wide range of products and components imported from China imposed by the U.S. as well as material cost increases imposed by domestic suppliers influenced by the tariffs, have had, and may continue to have, a significant adverse effect on the company's cost of product. The company is attempting to mitigate the adverse impacts of these tariffs, through identifying long-term alternative supply chain opportunities and other actions, including tariff exemptions which expired on January 1, 2021. The company's actions to date have greatly reduced the impact of tariffs. However, if the company is unsuccessful in mitigating the impact of tariffs in the future, its revenues, profitability and results of operations may continue to be adversely affected.

Inflationary economic conditions have increased, and may continue to increase, the company’s costs of producing its products.

The company’s products are manufactured using various metals and other commodity-based materials, including, steel and aluminum. Additionally, the company uses certain component parts, such as microprocessors, which may be in short supply and difficult or costly to obtain. Freight and labor costs also are significant elements of the company’s production costs. Inflationary economic conditions increase these various costs. If the company is unable to mitigate inflationary increases through customer pricing actions, alternative supply arrangements or other cost reduction initiatives, its profitability may be adversely affected.

The company has fixed-price contracts with certain of its customers, which could subject the company to losses if it has cost overruns. While fixed price contracts enable the company to benefit from performance improvements, cost reductions and efficiencies, they also subject the company to the risk of reduced margins or incurring losses if the company is unable to achieve estimated costs and revenues. This risk is further exacerbated when inflationary economic conditions persist.

Geopolitical risks, such as those associated with Russia’s recent invasion of Ukraine, could result in increased market volatility and uncertainty, which could negatively impact the company’s business, financial condition, and results of operations.

The uncertain nature, magnitude, and duration of hostilities stemming from Russia’s recent military invasion of Ukraine, including the potential effects of sanctions limitations, retaliatory cyber-attacks on the world economy and markets, and potential shipping delays, have

Part I	Table of Contents
Item 1A. Risk Factors

contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect the company’s business. As a result of Russia’s invasion of Ukraine, the United States, the United Kingdom and the European Union governments, among others, have developed coordinated economic and financial sanctions packages. As the invasion of Ukraine continues, there can be no certainty regarding whether such governments or other governments will impose additional sanctions, or other economic or military measures against Russia.

The impact the invasion of Ukraine, including economic sanctions or additional war or military conflict, as well as potential responses to them by Russia, is currently unknown and they could adversely affect the company’s business, supply chain, suppliers or customers. In addition, the continuation of the invasion of Ukraine by Russia could lead to other disruptions, instability and volatility in global markets and industries that could negatively impact the company’s operations. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, the availability of raw materials, supplies, freight and labor, currency exchange rates and financial markets, all of which could impact the company’s business, financial condition and results of operations.

The company's ability to manage an effective supply chain is a key success factor.

The company needs to manage its supply chain efficiently from sourcing to manufacturing and distribution. Successful supply chain management is based on building strong supplier relationships, built on conforming, quality products delivered on-time and at a fair price and operating efficiency. Cost reduction efforts depend on the company's execution of global and regional product platforms that create leverage in sourcing. If the company's supply chain management or cost reduction optimization efforts are ineffective, or if the supply chain continues to be adversely affected by disruption due to shortages, trade barriers or other factors, such as the COVID-19 pandemic, the company's revenues and profitability can be negatively impacted.

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
•the potential effects of geopolitical conflicts, such as the military conflict between Russia and Ukraine, including retaliatory and regulatory actions, in response to such conflicts;
•difficulties associated with managing a large organization spread throughout various countries;

Table of Contents	Part I
Item 1A. Risk Factors

•difficulties in enforcing intellectual property rights and weaker intellectual property rights protection in some countries;
•required compliance with a variety of foreign laws and regulations; and
•differing consumer product preferences.

The factors described above also could disrupt the company's product manufacturing and assembling operations or its key suppliers located outside of the United States or increase the cost to the company of conducting those operations or using those suppliers. For example, the company relies on its manufacturing operation in Mexico and suppliers in China and other countries to produce its products or components, and the global COVID-19 pandemic resulted in interruptions in production and supply of components and product on a global basis. Disruptions in, or increased costs related to, the company's foreign operations, particularly in Mexico, may impact the company's revenues and profitability. The factors described above also or the failure of the company to adequately comply with regulatory and legal requirements in foreign countries could adversely affect the company’s ability to sell its products in those foreign countries or could subject the company to fines, penalties, or other adverse legal or regulatory enforcement.

The impact of "Brexit" may adversely affect the company.

In 2020, the United Kingdom (“UK”) exited the European Union (the “EU”) and subsequently entered into a Free Trade Agreement with the EU. The company markets its main products in the UK, has contracts with the UK government and manufactures mattresses, seating and upholstery products in the UK. Changes in customs and value added tax accounting requirements have led to increased costs and logistical difficulties in delivering products into the UK. The company’s operations in the UK are subject to UK regulatory requirements, which may diverge from EU requirements over time and lead to increased compliance costs. Brexit may increase the company's foreign exchange risk should the exchange rates between the British Pound and other currencies such as the U.S. Dollar and Euro materially change. The company has taken actions to mitigate such risks associated with Brexit but there is no assurance that its efforts will be entirely successful. If the company's mitigation efforts are not sufficient, the company's financial results could be adversely affected.

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

The company is subject to ongoing medical device reporting regulations that require the company to report to the FDA or similar governmental authorities in other countries if the company's products cause, or contribute to, death or serious injury, or if they malfunction and would be likely to cause, or contribute to, death or serious injury if the malfunction were to recur. If a deficiency, defect in design or manufacturing or defect in labeling is discovered, the company may voluntarily elect to recall or correct the company's products. In addition, the FDA and similar regulatory authorities in other countries could force the company to do a field correction or recall of the company's products in the event of material deficiencies or defects in design or manufacturing. A government mandated or voluntary recall or field correction by the company could occur for various reasons, such as component failures, manufacturing errors or design defects, including defects in labeling. Any recall or field correction could divert managerial and financial resources and could harm the company's reputation with its customers, product users and the health care professionals that use, prescribe and recommend the company's products. The company could have product recalls or field actions that result in significant costs to the company in the future, and these actions could have a material adverse effect on the company's business. The company could have difficulty in implementing product recalls or field corrections in countries in which the company lacks adequate resources, facilities or personnel, and the failure to comply with the recall or field correction requirements of foreign governmental authorities could have an adverse impact on the company.

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

Currency exchange rates are subject to fluctuation due to, among other things, changes in local, regional or global economic conditions, the imposition of currency exchange restrictions and unexpected changes in regulatory or taxation environments. The predominant currency used by the company's subsidiaries outside the U.S. to transact business is the functional currency used for each subsidiary. Through the company's international operations, the company is exposed to foreign currency fluctuations, and changes in exchange rates can have a significant impact on net sales and elements of cost. The company conducts a significant number of transactions in currencies other than the U.S. dollar. In addition, because certain of the company's costs and revenues are denominated in other currencies, such as those from its European operations, the company's results of operations are exposed to foreign exchange rate fluctuations as the financial results of those operations are translated from local currency into U.S. dollars upon consolidation. For example, in prior years, the devaluation of the Euro had a negative impact on the translation of company's European segment net income into U.S. dollars, and the foreign currency impact of Brexit in the U.K. had a negative impact on acquisition of dollar and Euro denominated goods in the U.K. If other countries also exit the European Union, similar negative impacts may result. In addition, in light of the military conflict between Russia and Ukraine and the resulting tensions between the European Union, other European countries, as well as the United States, with Russia, any resulting material change to the valuation of the Euro relative to the U.S. dollar could adversely impact the company's operating results.

The company uses foreign exchange forward contracts primarily to help reduce its exposure to transactional exchange rate risk. Despite the company's efforts to mitigate these risks, however, the company's revenues and profitability may be materially adversely affected by exchange rate fluctuations. The company does not have any similar arrangements that mitigate the company's exposure to foreign exchange translation risk and does not believe that any meaningful arrangement to do so is available to the company.

The company also is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The company does at times use interest rate swap contracts to mitigate its exposure to interest rate fluctuations, but those efforts may not adequately protect the company from significant interest rate risks. Interest on some of the company's debt was based on the London Interbank Offered Rate (LIBOR) and

Table of Contents	Part I
Item 1A. Risk Factors

has transitioned to being based primarily on the Secured Overnight Financing Rate (SOFR). These interest rates have been historically low. Increases in SOFR could have a significant impact on the company's reported interest expense, to the extent that the company has outstanding borrowings subject to SOFR-based interest rates.

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

The company's net operating losses, foreign tax credits and interest carryforwards may be limited for U.S. federal income tax purposes under Section 382 of the Internal Revenue Code.

If a corporation with net operating losses, foreign tax credit carryforwards and interest carryforwards ("Tax Attributes Carryforwards") undergoes an "ownership change" within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), then such corporation's use of such "pre-change" Tax Attributes Carryforwards to offset income incurred following such ownership change generally will be subject to an annual limitation specified in Section 382. Such limitation also may apply to certain losses or deductions that are "built-in" (i.e., attributable to periods prior to the ownership change, but not yet taken into account for tax purposes) as of the date of the ownership change that are subsequently recognized. An ownership change generally occurs when there is either (i) a shift in ownership involving one or more "5% shareholders," or (ii) and "equity structure shift" and, as a result, the percentage of stock of such corporation owned by one or more 5% shareholders (based on value) has increased by more than 50 percentage points over the lowest percentage stock of such corporation owned by shareholders during the "testing period" (generally the three years preceding the testing date). If the use of the company's Tax Attributes Carryforwards to offset income is subject to such an annual limitation, it is possible that cash flows, business operations or financial condition could be adversely affected. Based on information that is publicly available, the company believes that a Section 382 ownership change has not occurred as of December 31, 2021. We will update our analysis prior to using our tax attributes.

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

Part I	Table of Contents
Item 1A. Risk Factors

The inability to attract and retain, or loss of the services of, the company's key management and personnel could adversely affect its ability to operate the company's business.

The company's future success will depend, in part, upon the continued service of key managerial, engineering, marketing, sales and technical and operational personnel. In addition, the company's future success will depend on its ability to continue to attract and retain highly qualified personnel, including personnel experienced in sales, supply chain, marketing and manufacturing of medical equipment and in quality systems and regulatory affairs. If the company is not successful in retaining its current personnel or in hiring or retaining qualified personnel in the future, the company's business may be adversely affected. The company's future success depends, to a significant extent, on the abilities and efforts of its executive officers and other members of its management team, such as the company's Chairman, President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, as well as other members of its management team. The company had significant turnover in personnel in recent years and has had years in which annual bonuses and incentive compensation have not been earned and paid, and as a result, the company cannot be certain it can adequately recruit, hire and retain personnel or that its executive officers and other key employees will continue in their respective capacities for any period of time, and these employees may be difficult to replace. If the company loses the services of any of its management team or other key personnel, the company's business may be adversely affected.

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

Table of Contents	Part I
Item 1B. Unresolved Staff Comments

Item 1B.    Unresolved Staff Comments.

None.

Part I	Table of Contents
Item 2. Properties

Item 2.        Properties.

The company owns or leases its manufacturing facilities, warehouses and offices and believes that these facilities are well maintained, adequately insured and suitable for their present and intended uses. Information concerning certain leased facilities of the company as of December 31, 2021 is set forth in Leases and Commitments in the Notes to the Consolidated Financial Statements of the company included in this report. The company's corporate headquarters is in Elyria, Ohio and a summary of the company's materially important properties by segment is as follows:

	Owned		Leased
	Number	Square Feet	Number	Square Feet
Manufacturing Facilities
Europe	2	305,146	5	520,452
North America	1	152,256	10	481,656
	3	457,402	15	1,002,108

Warehouse and Office Facilities
Europe	2	33,444	29	371,527
North America	—	—	8	256,897
All Other (Asia Pacific)	—	—	4	32,724
	2	33,444	41	661,148

Table of Contents	Part I
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

In November 2021, the company received a Warning Letter from the FDA concerning certain of the June 2021 FDA Form 483 inspectional observations related to the complaint handling, CAPA and MDR processes, associated with oxygen concentrators. The company also received a consent decree non-compliance letter from the FDA concerning the same complaint and CAPA handling matters as in the Warning Letter but associated with the Taylor Street products. The company timely responded to the FDA Letters, has diligently taken actions to address FDA’s concerns, and has provided FDA with periodic updates on the corrective actions taken to address the matters in the FDA Letters. The company remains committed to resolving the FDA’s concerns; however, it is not possible to predict the outcome or timing of a resolution at this time. There can be no assurance that the FDA will be satisfied with the company’s responses to the FDA Letters, nor any assurance as to the timeframe that may be required for the company to adequately address the FDA’s concerns or whether the matters in the FDA Letters will result in an extension in the duration of the consent decree. See “Item 1A. Risk Factors Regulatory and Development Risks –The company remains subject to a consent decree of injunction with the U.S. Food and Drug Administration, and failure by the company to comply with the consent decree could adversely affect the company” and “Item 1. Business – Government Regulation – 2012 Consent Decree, Taylor Street and Corporate Facilities.”

Additional information regarding the consent decree and the FDA Letters is included in Item 1. Business - Government Regulation; Item 1A. Risk Factors.

Item 4.        Mine Safety Disclosures.
None.

Part I	Table of Contents
Executive Officers of the Registrant

Executive Officers of the Registrant*
The following table sets forth the names of the executive officers of the company, each of whom serves at the pleasure of the Board of Directors, as well as certain other information.

Name	Age	Position
Matthew E. Monaghan	54	Chairman, President and Chief Executive Officer
Kathleen P. Leneghan	58	Senior Vice President and Chief Financial Officer
Anthony C. LaPlaca	63	Senior Vice President, General Counsel, Chief Administrative Officer and Secretary
Geoffrey P. Purtill	52	Senior Vice President and General Manager, Europe, Middle East & Africa and Asia Pacific
Joost Beltman	53	Senior Vice President and General Manager, North America
Angela Goodwin	57	Senior Vice President and Chief Information Technology Officer
Rick A. Cassiday	56	Senior Vice President and Chief Human Resources Officer
*    The description of executive officers is included pursuant to Instruction 3 to Section (b) of Item 401 of Regulation S-K.
Matthew E. Monaghan serves as the company’s President and Chief Executive Officer since April 2015 and was appointed Chairman of the Board in May 2015. Prior to joining Invacare, Mr. Monaghan served as a business unit leader at Zimmer Holdings (now Zimmer Biomet NYSE: ZBH), a major orthopedic implant company, serving first as Vice President and General Manager of the company’s Global Hips business (December 2009 to January 2014) and later as Senior Vice President of Hips and Reconstructive Research (January 2014 until joining Invacare). While at Zimmer, Mr. Monaghan was responsible for the Hip Division’s new product development, engineering, marketing, clinical studies, quality, regulatory affairs and results of the shared sales and supply chain functions. Later, those responsibilities also included directing global research for various areas of material, process and product innovation. Prior to joining Zimmer in 2009, Mr. Monaghan spent eight years as an operating executive for two leading private equity firms, Texas Pacific Group (TPG) and Cerberus Capital Management, where he led acquisitions and operational improvements of portfolio companies, including medical device, personal insurance, branded apparel and consumer products companies. For the first 13 years of his career, Mr. Monaghan held various engineering, financial and management positions at General Electric (NYSE:GE). Since November 2016, Mr. Monaghan has served as a director of Syneos Health (NASDAQ:SYNH), formerly known as INC Research, a contract research and contract commercial organization serving the needs of biopharmaceutical clients.

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

Anthony C. LaPlaca serves as Senior Vice President, General Counsel, Chief Administrative Officer and Secretary of the company and oversees legal affairs, corporate governance, compliance and regulatory affairs. Prior to joining the company in October 2008, Mr. LaPlaca served as Vice President and General Counsel of Bendix Commercial Vehicle Systems LLC, Elyria, Ohio, a member of the Knorr-Bremse group, a supplier of commercial vehicle safety systems, since 2002. Prior to that, he served as Vice President and General Counsel of Honeywell Transportation & Power Systems and General Counsel to Honeywell Commercial Vehicle Systems LLC. Before joining Honeywell's predecessor, AlliedSignal Inc. in 1997, Mr. LaPlaca practiced law at a Cleveland-based national law firm for 13 years, the last 3 years of which as a partner in the firm.

Geoffrey P. Purtill serves as the company's Senior Vice President and General Manager, EMEA and APAC since December 2021 and leads the company's global strategy efforts. Previously, he served for 11 years as Vice President and General Manager of the company's Asia Pacific region. Prior to joining the company, Mr. Purtill held various sales, category management and supply chain leadership roles at Johnson & Johnson and Nestle. Mr. Purtill spent 14 years in the Australian Army where he was a Captain in the Intelligence Corps.

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

Table of Contents	Part I
Executive Officers of the Registrant

Angela Goodwin serves as Senior Vice President and Chief Information Technology Officer of the company since March 2019. Prior to joining Invacare, Ms. Goodwin served as CIO for Fresenius Kabi, a global healthcare company specializing in pharmaceutical and technological innovations for critically and chronically ill patients from 2012 to 2018. Prior to that, she was CIO of Fenwal, Inc., a global blood technology company supporting transfusion and cell therapies from 2009 to 2012. Ms. Goodwin has over 30 years of global IT leadership experience.

Rick A. Cassiday serves as the company's Senior Vice President and Chief Human Resources Officer since June 2021. He is responsible for leading the human capital strategy globally at the company. Prior to joining the company, Mr. Cassiday served for more than five years as Corporate Vice President and Chief Human Resources Officer for Guardian Industries, a global leader in architectural glass manufacturing. Prior to that he was employed for 26 years at The Dow Chemical Company serving in various roles of increasing responsibility in global Human Resources.

Part II	Table of Contents
Items 5 - 6

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Invacare's Common Shares, without par value, trade on the New York Stock Exchange (NYSE) under the symbol “IVC.” Ownership of the company's Class B Common Shares (which are not listed on the NYSE or any other established trading market) cannot be transferred, except, in general, to family members without first being converted into Common Shares. Class B Common Shares may be converted into Common Shares at any time on a share-for-share basis. The number of record holders of the company Common Shares and Class B Common Shares at March 7, 2022 was 1,780 and 15, respectively.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Invacare Corporation, the S&P 500 Index, the Russell 2000 Index, and S&P Healthcare Equipment & Supplies Index

$300
$250
$200
$150
$100
$50
$0
12/16
12/17
12/18
12/19
12/20
12/21
Period Ending
Invacare Corporation
S&P 500
Russell 2000
S&P Healthcare Equipment & Supplies

	12/16	12/17	12/18	12/19	12/20	12/21
Invacare Corporation	$100.00	$129.49	$33.14	$70.13	$69.82	$21.22
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
Russell 2000	100.00	114.65	102.02	128.06	153.62	176.39
S&P Healthcare Equipment & Supplies	100.00	131.16	152.15	194.46	229.39	262.93
Copyright© 2021 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2021 Russell Investment Group. All rights reserved.

The graph assumes $100 invested on December 31, 2016 in the Common Shares of Invacare Corporation, S&P 500 Index, Russell 2000 Index and the S&P Healthcare Equipment & Supplies Index, including reinvestment of dividends, through December 31, 2021.

Table of Contents	Part II
Items 5 - 6

The following table presents information with respect to repurchases of common shares made by the company during the three months ended December 31, 2021.

Period			Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
10/1/2021	-	10/31/21	—	$ __	—	2,453,978
11/1/2021	-	11/30/21	452	4.24	—	2,453,978
12/1/2021	-	12/31/21	—	—	—	2,453,978
Total			452	$4.24	—	2,453,978
________________________
(1)All 452 shares repurchased between October 1, 2021 and December 31, 2021 were surrendered to the company by employees for minimum tax withholding purposes in conjunction with the vesting of restricted shares awarded to the employees or exercise of non-qualified options under the company's equity compensation plans.

(2)In 2001, the Board of Directors authorized the company to purchase up to 2,000,000 Common Shares, excluding any shares acquired from employees or directors as a result of the exercise of options or vesting of restricted shares pursuant to the company's performance plans. The Board of Directors reaffirmed its authorization of this repurchase program on November 5, 2010, and on August 17, 2011 authorized an additional 2,046,500 shares for repurchase under the plan. To date, the company has purchased 1,592,522 shares under this program, with authorization remaining to purchase 2,453,978 shares. The company purchased no shares pursuant to this Board authorized program during 2021.

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

The equity compensation plan information required under Item 201(d) of Regulation S-K is incorporated by reference to the information under the caption "Equity Compensation Plan Information" in the company's definitive Proxy Statement on Schedule 14A for the 2022 Annual Meeting of Shareholders.

Item 6.        [Reserved]

Part II	Table of Contents
Management Discussion & Analysis - Overview

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW
Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes that appear elsewhere in this Annual Report on Form 10-K.

Invacare is a multi-national company with integrated capabilities to design, manufacture and distribute durable medical devices. The company makes products that help people move, breathe, rest and perform essential hygiene, and with those products the company supports people with congenital, acquired and degenerative conditions. The company's products and solutions are important parts of care for people with a range of challenges, from those who are active and involved in work or school each day and may need additional mobility or respiratory support, to those who are cared for in residential care settings, at home and in rehabilitation centers. The company operates in facilities in North America, Europe and Asia Pacific, which are the result of dozens of acquisitions made over the company's forty-two-year history. Some of these acquisitions have been combined into integrated operating units, while others have remained relatively independent.

COVID-19 Impact

The company continues to actively monitor the impact of the pandemic, which negatively impacted the company’s business in 2021 with regard to supply chain disruptions as it impacted both input costs and availability of components, resulting in reduced net sales on a global basis year-over-year and compressed gross margins. While the company took actions to mitigate the negative impact of higher input costs, the benefit of those actions continue to lag the impact from the supply chain disruptions, influenced by timing of pricing actions becoming effective. The company realized growth in its mobility and seating product category in 2021 as compared to 2020 as a result of improved access to healthcare and loosening of public health restrictions during the year. However, demand has not returned to pre-pandemic levels.

The company continues to experience high demand globally for its respiratory products which are being deployed in the fight against the COVID-19 pandemic. The company continues to work to increase its capacity to produce these critical products and resolve global supply chain challenges that are compounded by the effects of the pandemic. However, the company has and continues to experience availability issues with electronic components which may limit the ability to increase output and meet this demand. In addition, the company has continued to experience cost increases from pandemic-related supply chain disruptions.

The company experienced Omicron-related impacts during the first quarter of 2022 across its employee, production and supplier base, with the extent of the disruptions varying by country. The company experienced absenteeism early in the quarter as a result of Omicron which caused temporary inefficiencies in operations, and which have since subsided.

The extent to which the company’s operations will be impacted by the pandemic will depend largely on future developments, which remain highly uncertain and difficult to accurately predict, including, among other things, new information which may emerge concerning the severity of the pandemic and actions by government authorities to contain COVID-19 or treat its impact, such as reimposed public health restrictions or restrictions on access to healthcare facilities. In addition, supply chain disruptions continue to negatively impact the global economy and may affect the business including availability and cost of components and freight, which may have a negative impact on the company and results of operations, if mitigation actions are not effective.

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

Cost pressures on the business impacted by supply chain disruptions and inflationary economic conditions are anticipated to continue in 2022. While the company has implemented actions to mitigate these cost increases, additional actions may be needed to drive profitability and

Table of Contents	Part II
Management Discussion & Analysis - Overview

cash. These actions may include further restructuring actions including organization optimization, supply chain rationalization, and product line rationalization for those product categories which do not deliver adequate profitability given the higher cost inputs being incurred. These actions are anticipated to result in restructuring costs, to the extent implemented, during 2022.

The company's business optimization actions balance product portfolio changes across all regions and cost improvements in supply chain and administrative functions. Key elements of the global business optimization plans are:
•Continue to drive all business segments and product lines based on their potential to achieve a leading market position and to support profitability goals;
•Simplify the organization to leverage a reduced cost structure while allocating resources to the business units or product categories which deliver improved financial returns;
•Product rationalization and discontinuation with consideration of cost increases incurred by the company and those anticipated to continue. Adjust the product portfolio to consistently grow profitability amid cost increases by adding new products, reducing costs and continuing to improve customer experiences; and,
•Take actions globally to reduce working capital and improve free cash flow.

As it navigates the uncertain business environment resulting from the pandemic, the company continues to allocate more resources to the business units experiencing increased demand and expects to continue taking actions to mitigate the potential negative financial and operational impacts on other parts of the business that have declined. In the medium-term, the company still expects to execute on its business optimization strategy, such as the global IT modernization initiative which is intended to optimize the operating structure.

In 2021, the company made significant progress to improve future financial performance and strengthened its overall business profile by taking actions such as:

•Introduced a new modern ERP, including e-commerce capabilities, in North America for non-configured products which is anticipated to improve the customer experience and deliver long-term cost savings;
•Launched innovative new products designed to drive incremental sales growth and expand margins;
•Implemented mitigation actions to offset higher material, freight and labor costs; and,
•Increased balance sheet flexibility with the issuance of new convertible notes which allowed the company to retire nearly all of its 2022 convertible notes and extend the overall debt maturity profile to 2026.

The company made substantial progress in 2021 with more work to be done in 2022. The company intends to continue to make significant investments in its business improvement initiatives with a focus on improving profitability and free cash flow generation. As a result, the company may take actions which may reduce sales in certain areas, refocus resources away from less profitable activities, and look at its global infrastructure for opportunities to further optimize the business. As part of the company’s efforts to streamline its operations and focus its resources on core product lines that provide the greatest value and financial returns, the company continuously evaluates opportunities and activities, including potential divestitures, which it considers from time to time, particularly if they involve businesses or assets outside of the company’s primary areas of focus.

Outlook
The company participates in durable healthcare markets and serves a persistent need for its products. By continuing to drive for improved operating efficiency, the company expects to grow revenue and profit, and improve its cash flow performance into the future.

Cost pressures on the business due to supply chain disruptions and inflationary economic conditions are anticipated to continue into 2022. The company continues to see higher input costs related to freight and materials, increasing the challenges to schedule deliveries of key components, including electronic components for respiratory and mobility and seating products. While the company has implemented actions to mitigate these cost increases, additional restructuring actions may be implemented to drive profit and improve cash flows. These restructuring actions may include organization simplification and supply chain rationalization. These actions are expected to include organization and supply chain changes and a narrowing of the product portfolio for those items which no longer meet customer or business needs. These actions are anticipated to take effect in 2022, with key initiatives being finalized during the second quarter. In addition, as part of its restructuring plans, the company anticipates incurring additional costs related to its restructuring actions.

Part II	Table of Contents
Management Discussion & Analysis - Overview

Revenues for 2022 are not anticipated to increase, largely as a result of product rationalization and discontinuations which may not be completely mitigated by the pricing actions implemented by the business. In addition, sales volumes may be adversely impacted by customers reactions to the company's mitigation actions.

The company anticipates profit and free cash flow to improve for the full year compared to the prior year and sequentially for the last three quarters of the year as these expected profit improvement actions take effect.

The company recognizes that these near-term external factors, as well as cost associated with restructuring actions, may require balance sheet action, including additional financing to support working capital requirements. The company will continue to take actions to optimize its business as required to operate in the present landscape.

Consistent with historical patterns, the company anticipates 1Q22 revenues to be sequentially lower. The company experienced Omicron-related impacts during 1Q22 across its employee, production and supplier bases, causing temporary inefficiencies in operations, which have since subsided. In addition, the company anticipates 1Q22 will continue to be challenged by inflation, supply chain disruptions and component availability. As a result, gross margins are expected to be temporarily impacted. While the company has taken steps to mitigate higher input costs from freight and materials, the benefit of these actions is expected to lag the impact of cost changes. SG&A expense is expected to be higher in the first half of the year compared to the second half based on the timing of restructuring actions. The company also anticipates unfavorable foreign exchange headwinds due to changes in foreign currency rates compared to 2021.

Taken together, the company anticipates negative profitability for 1Q22, a decline compared to the prior year, ahead of sequential improvements for the balance of the year. As pricing and restructuring actions become effective, the company anticipates profit and cash flow to improve sequentially for the last three quarters of the year.

The company has historically had negative free cash flow during the first half of the year due to a confluence of company and industry seasonal patterns. This pattern is expected to continue due to the timing of annual payments such as customer rebates, higher working capital usage from seasonal inventory increases, and decreases in accounts payable. The absence of these payments in other parts of the year along with seasonally stronger sales in the second half of the year, and the benefits of the anticipated restructuring and cost mitigation actions are expected to drive more favorable free cash flow performance in the second half of the year. The company will continue to manage working capital and the balance sheet to support normal operating needs and to fund restructuring actions. The company anticipates spending approximately $20 million on capital expenditures in 2022.

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
Results of Operations

RESULTS OF OPERATIONS

NET SALES

2021 Versus 2020

($ in thousands USD)	2021	2020	% Change Fav/(Unfav)	Foreign Exchange % Impact	Divestiture % Impact	Constant Currency % Change Fav/(Unfav)
Europe	499,118	468,041	6.6	5.8	—	0.8
North America	340,980	348,307	(2.1)	0.5	—	(2.6)
All Other (Asia Pacific)	32,359	34,341	(5.8)	7.4	(8.2)	(5.0)
Consolidated	872,457	850,689	2.6	3.7	(0.3)	(0.8)

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

Consolidated reported net sales for 2021 increased 2.6% for the year, to $872,457,000 from $850,689,000 in 2020. Foreign currency translation increased net sales by 3.7 percentage points with the divestiture decreasing net sales by 0.3 percentage points. Constant currency net sales decreased 0.8% compared to 2020 driven by declines in lifestyle products offset by growth in respiratory and mobility and seating products. Both mobility and seating and lifestyle product categories continue to be impacted by restrictions which limited customer and end-user access to certain product selections. All products were also impacted by component shortages influenced by the supply chain challenges.

Europe - European reported net sales increased 6.6% in 2021 compared to 2020 to $499,118,000 from $468,041,000 as foreign currency translation increased net sales by 5.8 percentage points. Constant currency net sales increased 0.8% compared to 2020 driven by lifestyle products and mobility and seating products partially offset by respiratory products. Lifestyle product growth was helped by the company's decision to invest in inventory given the longer-supply chain related to these products.
Mobility and seating products benefiting from improved access to healthcare and easing of public health restrictions across Europe starting in the second half of 2021. Respiratory products were limited by component shortages from global supply challenges. The countries which the company has a significant portion of the operations are France, Germany, UK and the Nordic countries. Changes in exchange rates have had, and may continue to have, a significant impact on sales in this segment.

North America - North America reported net sales decreased 2.1% in 2021 versus the prior year to $340,980,000 from $348,307,000. Foreign currency translation decreased net sales by 0.5 percentage points. Constant currency net sales decreased, driven by a 10.7% reduction in lifestyle products, which more than offset respiratory improvement of 11.7%. Mobility and seating products were flat. Lifestyle product sales continued to be impacted by supply chain challenges as well as the enterprise resource planning (ERP) implementation launched in 4Q21. We successfully launched our new ERP for all of our lifestyle products, however, this temporarily impacted the timing of order fulfillment as we manually reviewed all transactions and shipments processed in the new system for accuracy. While demand for mobility and seating products continued to be impacted by pandemic-related restrictions limiting access to healthcare professionals and institutions, reported net sales were flat compared to 2020 with sequential and year over year growth in the second half of 2021.

All Other - Reported net sales, which relate entirely to the Asia Pacific region, decreased 5.8% in 2021 from the prior year to $32,359,000 from $34,341,000. Foreign currency translation increased net sales by 7.4 percentage points and the impact of the Dynamic Controls divestiture in 2020 decreased net sales by 8.2 percentage points. Constant currency net sales decreased 5.0% compared to 2020 primarily due to lack of timely arrival of inventory in

Part II	Table of Contents
MD&A - Net Sales

major markets. Changes in exchange rates have had, and may continue to have, a significant impact on sales in the Asia Pacific region.
The sales mix shift in 2021 from 2020 reflects some return to access to healthcare professionals but the pandemic continued to limit the access to healthcare professionals and institutions needed for certain product selections, specifically mobility and seating and non-bed lifestyle products as well as higher demand for pandemic related respiratory and bed and mattress products. In addition, all product categories were impacted by component shortages from global supply chain challenges.

Table of Contents	Part II
MD&A - Net Sales

2020 Versus 2019

($ in thousands USD)	2020	2019	Reported % Change	Foreign Exchange % Impact	Divestiture % Impact	Constant Currency % Change
Europe	468,041	533,048	(12.2)	0.6	—	(12.8)
North America	348,307	348,201	—	(0.1)	—	0.1
All Other (Asia Pacific)	34,341	46,715	(26.5)	(2.6)	(29.2)	5.3
Consolidated	850,689	927,964	(8.3)	0.4	(1.5)	(7.2)

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

North America - North America net sales were flat in 2020 versus the prior year to $348,307,000 from $348,201,000. Foreign currency translation decreased net sales by 0.1 percentage points. Constant currency net sales increased, driven by higher sales of respiratory products of $20,688,000 or 40.1%, which offset declines in mobility and seating and lifestyle products. Demand for mobility and seating and non-bed lifestyle products were impacted by the pandemic, with public restrictions limiting access to healthcare professionals and institutions to provide certain products.

All Other - Net sales, which relate entirely to the Asia Pacific region, decreased 26.5% in 2020 from the prior year to $34,341,000 from $46,715,000. Foreign currency translation decreased net sales by 2.6 percentage points and the Dynamic Controls divestiture in 2020 decreased net sales by 29.2 percentage points. Constant currency net sales increased 5.3% compared to 2019 primarily from net sales increases in lifestyle products of 21.7%, primarily bed and bed related products.

Part II	Table of Contents
MD&A - Gross Profit

GROSS PROFIT

2021 Versus 2020
Consolidated gross profit as a percentage of net sales decreased by 140 basis points to 27.4% in 2021 as compared to 28.8% in 2020. Gross profit as a percentage of net sales declined significantly for North America while Europe and All Other margins declined slightly. Gross profit was significantly impacted by higher input costs of material, freight and labor from supply chain challenges impacting all regions. This was partially offset by favorable product mix.

Europe - Gross profit as a percentage of net sales decreased 10 basis points in 2021 compared to the prior year and gross profit dollars increased by $9,315,000. The increase in gross profit dollars was principally due to higher sales but margins were burdened significantly by increased freight and material costs stemming from global supply chain challenges. In addition, given the supply disruptions, operations costs were also unfavorable.

North America - Gross profit as a percentage of net sales decreased by 170 basis points in 2021 compared to the prior year while gross margin dollars decreased by $14,152,000. The decrease in gross profit dollars was primarily due to higher material and freight costs impacted by supply chain challenges, and reduced sales.

All Other - Gross profit as a percentage of net sales, decreased 30 basis points in 2021 compared to the prior year and gross profit dollars decreased $1,309,000. All other primarily relates to the company's Asia Pacific businesses. The decrease in gross profit dollars was primarily driven by reduced sales in the distribution business given untimely arrival of inventory in the region, and from the divestiture of the Dynamic Controls business as of March 7, 2020.

Research and Development

The company continued to invest strategically in research and development activities in 2021. The company dedicated funds to applied research activities to ensure that new and enhanced design concepts are available to its businesses. Research and development expenditures, which are included in costs of products sold, decreased to $8,656,000 in 2021 from $12,275,000 in 2020. The expenditures, as a percentage of net sales, were 1.0% and 1.4% in 2021 and 2020, respectively. The decline in expense in 2021 was primarily due to cost savings initiatives and to a lesser extent, the divestiture of Dynamic Controls.

Table of Contents	Part II
MD&A - Gross Profit

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

Part II	Table of Contents
MD&A - SG&A

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

2021 Versus 2020

($ in thousands USD)	2021	2020	Reported Change	Foreign Exchange Impact	Divestiture Impact	Constant Currency Change
SG&A Expenses - $	232,242	236,357	(4,115)	7,583	(826)	(10,872)
SG&A Expenses - % change			(1.7)	3.2	(0.3)	(4.6)
% to net sales	26.6	27.8

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

Consolidated SG&A expenses as a percentage of net sales were 26.6% in 2021 and 27.8% in 2020. The overall dollar decrease was $4,115,000, or 1.7%, with foreign currency translation increasing expense by $7,583,000. Excluding the impact of foreign currency translation and the divestiture of Dynamic Controls, SG&A expenses decreased $10,872,000, or 4.6%, primarily driven by reduced employee-related costs.

Europe - European SG&A expenses decreased by 1.6%, or $1,772,000, in 2021 compared to 2020. Foreign currency translation increased expense by approximately $6,127,000 or 5.6%. Excluding the foreign currency translation impact, SG&A expenses decreased by $7,899,000, or 7.2%, primarily driven by reduced employee-related costs.

North America - SG&A expenses for North America decreased 3.0%, or $2,775,000, in 2021 compared to 2020 with foreign currency translation increasing expense by $691,000 or 0.6%. Excluding the foreign currency translation, SG&A expense decreased $3,466,000, or 3.8%, driven primarily driven by reduced employee-related costs.

All Other - SG&A expenses increased $432,000 in 2021 compared to 2020. Foreign currency translation increased expense by $765,000. All Other includes SG&A related to the Asia Pacific businesses and non-allocated corporate costs.

SG&A expenses related to non-allocated corporate costs for 2021 decreased 13.9%, or $3,747,000, compared to 2020. The decrease was primarily driven by reduced employee-related costs, including stock compensation. Stock compensation was lower in 2021 due to lowered projected vesting assumptions on multi-year cycle performance awards.

Related to the Asia Pacific businesses, 2021 SG&A increased 52.9%, or $4,179,000, compared to 2020 with foreign currency translation increasing SG&A expenses $765,000. The divestiture of Dynamic Controls decreased expense by $826,000 or 10.5%. Constant currency SG&A expenses increased $4,240,000, primarily driven by unfavorable foreign currency exchange transactions.

Table of Contents	Part II
MD&A - SG&A

2020 Versus 2019

($ in thousands USD)	2020	2019	Reported Change	Foreign Exchange Impact	Divestiture Impact	Constant Currency Change
SG&A Expenses - $	236,357	260,061	(23,704)	1,756	(3,484)	(21,976)
SG&A Expenses - % change			(9.1)	0.8	(1.3)	(8.6)
% to net sales	27.8	28.0

Consolidated SG&A expenses as a percentage of net sales were 27.8% in 2020 and 28.0% in 2019. The overall dollar decrease was $23,704,000, or 9.1%, with foreign currency translation increasing expense by $1,756,000. Excluding the impact of foreign currency translation and the divestiture of Dynamic Controls in 2020, SG&A expenses decreased $21,976,000, or 8.6%, primarily driven by reduced employee-related costs.

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

Part II	Table of Contents
MD&A - Operating Income (Loss)

OPERATING INCOME (LOSS)

				2021 vs. 2020		2020 vs. 2019
($ in thousands USD)	2021	2020	2019	$ Change	% Change	$ Change	% Change
Europe	33,769	22,682	36,174	11,087	48.9	(13,492)	(37.3)
North America	(1,928)	9,449	(7,592)	(11,377)	120.4	17,041	224.5
All Other	(24,977)	(23,236)	(26,576)	(1,741)	(7.5)	3,340	12.6
Gain on sale of business	—	9,790	—	(9,790)	(100.0)	9,790	100.0
Charges related to restructuring	(2,534)	(7,358)	(11,829)	4,824	65.6	4,471	37.8
Impairment of goodwill	(28,564)	—	—	(28,564)	100.0	—	—
Impairment of an intangible asset	—	—	(587)	—	—	587	(100.0)
Consolidated Operating Income (Loss)	(24,234)	11,327	(10,410)	(35,561)	313.9	21,737	208.8

2021 Versus 2020

Consolidated operating loss increased by $35,561,000 to $24,234,000 in 2021 as compared to operating income of $11,327,000 in 2020 primarily due to non-cash goodwill impairment charge of $28,564,000 in North America in 2021 (the result of changes in operating structure of the business following the recent IT implementation) and gain on sale of Dynamic Controls of $9,790,000 in 2020, partially offset by a decrease in restructuring costs of $4,824,000. Consolidated operating loss excluding goodwill impairment charge, gain on sale of business and restructuring costs declined by $2,031,000. This decline was primarily driven by higher input costs for material, freight and labor, influenced by the global supply chain challenges.

Europe - Operating income increased by $11,087,000 in 2021 compared to 2020 primarily related to higher gross profit on higher sales and a smaller benefit from reduced SG&A expenses partially offset by higher freight costs.

North America - Operating income (loss) decreased by $11,377,000 in 2021 compared to 2020 driven primarily by decreased gross profit impacted by higher input costs and lower sales partially offset by reduced SG&A expenses.

All Other - Operating loss increased by $1,741,000 in 2021 compared to 2020 driven by higher SG&A expenses in the Asia Pacific business and lower sales.

Charge Related to Restructuring Activities

The company's restructuring charges were originally necessitated primarily by continued declines in Medicare and Medicaid reimbursement by the U.S. government, as well as similar healthcare reimbursement pressures abroad, which negatively affect the company's customers (e.g. home health care providers) and continued pricing pressures faced by the company due to the outsourcing by competitors to lower cost locations. Restructuring decisions were also the result of reduced profitability in each of the segments. In addition, as a result of the company's business improvement strategy, additional restructuring actions continued in 2021. The company expects reduced salary and benefit costs principally impacting Selling, General and Administrative expenses and Cost of Products Sold.

Charges for the year ended December 31, 2021 totaled $2,534,000 which were related to Europe ($1,560,000), North America ($964,000) and All Other ($10,000). The European charges incurred related to severance ($886,000) and lease termination costs ($674,000). In North America and All other, all charges incurred were related to severance. Payments for the year ended December 31, 2021 were $8,305,000 and the cash payments were funded with company's cash on hand. The majority of the 2021 accrued balances are expected to be paid out within twelve months.

Charges for the year ended December 31, 2020 totaled $7,358,000 which were related to Europe ($5,934,000), North America ($1,306,000) and All Other ($118,000). The European charges incurred related to severance ($5,588,000) and lease termination costs ($346,000) primarily related to the German facility consolidation. In North America and All Other, all charges incurred were related to severance. Payments for the year ended December 31, 2020 were $8,132,000 and the cash payments were funded with company's cash on hand.

To date, the company's liquidity has been sufficient to absorb these charges; however, the company's disclosure below in Liquidity and Capital Resources and in "Item 1A. Risk Factors" highlights risks that could negatively impact the company's liquidity. Refer also to "Charges Related to Restructuring Activities" in the Notes to the Consolidated

Table of Contents	Part II
MD&A - Operating Income (Loss)

Financial Statements included in this Annual Report on Form 10-K.

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
MD&A - Other Items

OTHER ITEMS

2021 Versus 2020
Impairment of goodwill

($ in thousands USD)	2021	2020
Impairment of goodwill	28,564	—

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
As a result of the goodwill impairment, the company recorded a reversal of deferred taxes related to the tax deductible goodwill previously deducted by the company, resulting in the company recognizing a tax benefit of $661,000.

Loss (gain) on debt extinguishment including debt finance changes and fees

($ in thousands USD)	2021	2020
Loss (gain) on debt extinguishment including debt finance fees	(9,422)	7,360

During the first quarter of 2021, the company repurchased and retired, at par plus accrued interest, $78,850,000 of its 2022 Notes. The result of the transaction was a loss on debt extinguishment including debt and finance fees of $709,000. During the third quarter of 2021, the company applied for forgiveness of its Cares Act loan along with its accrued interest. The company received notification of approval of its debt forgiveness including accrued interest, in full, and the company recorded a gain on extinguishment of debt of $10,131,000. These transactions resulted in a combined gain on debt extinguishment including debt and finance fees of $9,422,000.

During the second quarter of 2020, the company entered into separate, privately negotiated agreements with certain holders of its 5.00% convertible senior notes due 2021 ("2021 Notes") and certain holders of its 2022 Notes to exchange $35,375,000 in aggregate principal amount of 2021 Notes and $38,500,000 in aggregate principal amount of 2022 Notes, for aggregate consideration of $73,875,000 in aggregate principal amount of new Series II 2024 Notes of the company and $5,593,000 in cash. During the third quarter of 2020, the company repurchased and retired $24,466,000 its 2021 Notes. These transactions resulted in a combined gain on debt extinguishment including debt and finance fees of $7,360,000.

Interest

($ in thousands USD)	2021	2020	$ Change	% Change
Interest Expense	24,307	28,499	(4,192)	(14.7)
Interest Income	(1)	(93)	92	98.9

Interest expense declined as a result the adoption of ASU 2020-06 which eliminated interest expense from convertible debt discount amortization effective January 1, 2021 offset by accretion from the Series II 2024 Notes which commenced in the second quarter of 2020. Refer to "Accounting Policies" in the Notes to the Consolidated Financial Statements for discussion of ASU 2020-06 adoption.
Income Taxes
The company had an effective tax rate charge of 16.5% and 15.7% on losses before taxes in 2021 and 2020, respectively, compared to an expected benefit at the U.S. statutory rate of 21.0% on the pre-tax losses for each period, respectively. The company's effective tax rate in 2021 and 2020 was unfavorable compared to the U.S. federal statutory rate expected benefit, principally due to the negative impact of the company's inability to record tax benefits related to the significant losses in countries which had tax valuation allowances. The gain on the divestiture of Dynamic Controls in 2020 was not taxable locally. In addition, the company had accrued withholding taxes on earnings of its Chinese subsidiary based on the expectation of not permanently reinvesting those earnings. The sale of this entity, without such distribution resulted in the reversal

Table of Contents	Part II
MD&A - Other Items

of this accrual in an amount of $988,000 in 2020. The 2021 and 2020 effective tax rate was increased by certain taxes outside the United States, excluding countries with tax valuation allowances, that were at an effective rate higher than the U.S. statutory rate.

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
Interest expense did not materially change in 2020 compared to 2019.
Income Taxes
The company had an effective tax rate charge of 15.7% and 21.1% on losses before taxes in 2020 and 2019, respectively, compared to an expected benefit at the U.S. statutory rate of 21.0% on the pre-tax losses for each period, respectively. The company's effective tax rate in 2020 and 2019 was unfavorable compared to the U.S. federal statutory rate expected benefit, principally due to the negative impact of the company's inability to record tax benefits related to the significant losses in countries which had tax valuation allowances. The gain on the divestiture of Dynamic Controls was not taxable locally. In addition, the company had accrued withholding taxes on earnings of its Chinese subsidiary based on the expectation of not permanently reinvesting those earnings. The sale of this entity, without such distribution resulted in the reversal of this accrual in an amount of $988,000 in 2020. The 2020 and 2019 effective tax rates were increased by certain taxes outside the United States, excluding countries with tax valuation allowances, that were at an effective rate higher than the U.S. statutory rate.

Part II	Table of Contents
MD&A - Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES

The company continues to maintain an adequate liquidity position through its cash balances and unused bank lines of credit (refer to Long-Term Debt in the Notes to the Consolidated Financial Statements included in this report) as described below.
Key balances on the company's balance sheet and related metrics:

($ in thousands USD)	December 31, 2021	December 31, 2020	$ Change	% Change
Cash and cash equivalents	83,745	105,298	(21,553)	(20.5)
Working capital (1)	138,134	144,080	(5,946)	(4.1)
Total debt (2)	382,586	339,928	42,658	12.5
Long-term debt (2)	376,462	330,903	45,559	13.8
Total shareholders' equity (3)	218,489	333,846	(115,357)	(34.6)
Credit agreement borrowing availability (4)	41,845	36,509	5,336	14.6
(1)    Current assets less current liabilities.
(2)    Long-term debt and Total debt include finance leases but exclude debt issuance costs recognized as a deduction from the carrying amount of debt liability and debt discounts classified as debt or equity and operating leases.
(3)    2021 reflects the adoption of ASU 2020-06 "Debt with Conversion and Other Options" on January 1, 2021 which reduced total shareholders' equity by $25,128,000 and purchase of capped calls, related to the 2026 Notes issued in the first quarter of 2021, also reduced total stockholders' equity by $18,787,000.
(4)    Reflects the combined availability of the company's North American and European asset-based revolving credit facilities before borrowings. The change in borrowing availability is due to changes in the calculated borrowing base. At December 31, 2021, the company had drawn $22,150,000 on the North American credit facility and $13,352,000 on the European credit facility. Outstanding borrowings and availability are calculated on a month lag related to the European credit facility.

The company's cash and cash equivalents were $83,745,000 and $105,298,000 at December 31, 2021 and December 31, 2020, respectively. The decrease in cash balances at December 31, 2021 compared to December 31, 2020 is attributable to cash used for continued investment in the company's business improvement strategy and debt related payments.

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

The company's total debt outstanding, inclusive of the debt discount related to the debentures included in equity as well as the debt discount and fees associated with the company's convertible senior notes due 2022 ("2022 Notes") 2024 ("Series I 2024 Notes" and "Series II 2024 Notes") and 2026 ("2026 Notes") and finance leases, increased by $42,658,000 to $382,586,000 at December 31, 2021 from $339,928,000 as of December 31, 2020. The increase is driven the adoption of ASU 2020-06, issuance of $125,000,000 principal amount of the 2026 Notes and additional credit facilities borrowings, offset by repayment of $1,250,000 principal amount of 2021 Notes, repurchase of $78,850,000 principal amount of 2022 Notes and forgiveness of $10,000,000 for the company's previously outstanding CARES Act loan.

The debt discount and fees associated with the 2021 Notes, 2022 Notes, Series I 2024 Notes, Series II 2024 Notes and 2026 notes reduced the company's reported debt balance by $7,712,000 and $28,333,000 as of December 31, 2021 and December 31, 2020, respectively. At December 31, 2021 the company had drawn $22,150,000 on the North American credit facility and $13,352,000 on the European credit facility. At December 31, 2020, the company had drawn $20,000,000 on the North American credit facility and $11,502,000 on the European credit facility.

In addition, the company may incur substantial additional debt in the future. Although the terms of the agreements governing existing debt restrict the company's

Table of Contents	Part II
MD&A - Liquidity and Capital Resources

ability to incur additional debt (including secured debt), such restrictions are subject to several exceptions and qualifications and such restrictions and qualifications may be waived or amended, and debt (including secured debt) incurred in compliance with such restrictions and qualifications (as they may be waived or amended) may be substantial.

The company may from time to time seek to repay or purchase, exchange or otherwise retire its convertible notes or other debt obligations, in open market transactions, privately negotiated transactions, tender offers, exchange offers, pursuant to the term of debt or otherwise. The company may also incur additional debt (including secured debt) to fund such transactions, refinance or restructure existing debt and/or exchange existing debt for newly issued debt obligations or equity or equity-like securities. Such transactions, if any, will depend on prevailing market conditions, trading prices of debt from time to time, the company's liquidity requirements and cash position, contractual restrictions and other factors. The amount involved in any such transactions, individually or in the aggregate, may be material. The company cannot provide any assurance as to if or when it will consummate any such transactions or the terms of any such transactions.

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

As determined pursuant to the borrowing base formula for the U.S. and Canadian borrowers, the company's borrowing base including the period ending December 31, 2021 under the U.S. and Canadian Credit Facility of the Credit Agreement was approximately $38,979,000, with aggregate borrowing availability of approximately $26,644,000, taking into account the $3,000,000 minimum availability reserve, then-outstanding applicable letters of credit and other reserves of $2,585,000, and the $6,750,000 dominion trigger amount noted below. As determined pursuant to the borrowing base formula for the European borrowers, the company's borrowing base including the period ending December 31, 2021 under the European Credit Facility of the Credit Agreement was approximately $21,576,000, with aggregate borrowing availability of approximately $15,201,000, considering the $3,000,000 minimum availability reserve and the $3,375,000 dominion trigger amount noted below. As of December 31, 2021, the combined aggregate borrowing availability under the U.S.
and Canadian Credit Facility and the European Credit Facility of the Credit Agreement was $41,845,000.

As a result of entering into the Credit Agreement, the company incurred fees which were capitalized and are being amortized as interest expense through January 16, 2024 of which $788,000 are yet to be amortized as of December 31, 2021.

As of December 31, 2021, the company was in compliance with all covenant requirements under the Credit Agreement. The Credit Agreement contains customary representations, warranties and covenants including dominion triggers requiring the company to maintain borrowing capacity of not less than $6,750,000 on any given business day or for five consecutive days related to the U.S. and Canadian borrowers, and $3,750,000 on any given business day or $3,375,000 for five consecutive days related to European borrowers, in order to avoid triggering full control by an agent for the lenders of the company's cash receipts for application to the company's obligations under the agreement.

If the company is unable to comply with the provisions in the Credit Agreement or agreements governing other current or future debt, it could result in a default, which could trigger acceleration of, or the right to accelerate, the related debt. Because of cross-default provisions in its agreements and instruments governing certain of the company's indebtedness, a default under the Credit Agreement or other debt obligations could result in a default under, and the acceleration of, certain other company indebtedness. In addition, the company's lenders would be entitled to proceed against the collateral securing the indebtedness.

Based on the company's current expectations, the company believes that its cash balances and available borrowing capacity under its Credit Agreement and other borrowings or incurrences of debt should be sufficient to meet working capital needs, capital requirements, and commitments for at least the next twelve months. Notwithstanding the company's expectations, if the company's operating results decrease as the result of pressures on the business due to, for example, prolonged, or worsening of, negative impacts of the COVID-19 pandemic, continued supply chain challenges, inflationary economic conditions, currency fluctuations or regulatory issues or the company's failure to execute its business plans or if the company's business improvement actions take longer than expected to materialize or development of one or more of the other risks discussed in "Item 1A. Risk Factors" of this Annual Report on Form 10-K, the company may require additional financing, or may be unable to comply with its obligations under the credit facilities or its other obligations, and its lenders or creditors could demand repayment of any amounts outstanding. If additional financing is required, there can be no assurance

Part II	Table of Contents
MD&A - Liquidity and Capital Resources

that it will be available on terms satisfactory to the company, if at all. The company also may evaluate and implement changes to its strategic goals and business plans, which may involve restructuring of its operations. If undertaken, any such restructuring may be substantial and involve significant effort and expense, and the company can make no assurances that such efforts, if undertaken, would be successful and result in improvements to the company business performance and financial condition. Refer to "Item 1A. Risk Factors" for a further discussion of risks applicable to the company's liquidity, capital resources and financial condition.

In the first quarter of 2016, the company issued $150,000,000 aggregate principal amount of 2021 Notes in a private offering which were to bear interest at a rate of 5.00% per year payable semi-annually. At December 31, 2020, outstanding principal on 2021 Notes was $1,250,000 which was paid in 2021 at maturity on February 16, 2021. Prior to August 15, 2020, the 2021 Notes were convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.

In the second quarter of 2017, the company issued $120,000,000 aggregate principal amount of the 2022 Notes in a private offering which bear interest at a rate of 4.50% per year payable semi-annually and will mature in June 2022, unless repurchased or converted in accordance with their terms prior to such date. Prior to December 1, 2021, the 2022 Notes were convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The net proceeds from the offering of the 2022 Notes were approximately $115,289,000, after deducting fees and offering expenses of $4,711,000. These debt issuance costs were capitalized and are being amortized as interest expense through June 2022 (net of loss on extinguishment of debt from 2020 transactions as discussed herein) of which $8,000 have yet to be amortized as of December 31, 2021. A portion of the net proceeds from the offering were used to pay the cost of the convertible note hedge transactions (after such cost is partially offset by the proceeds to the company from the warrant transactions), which was a net cost of $10,680,000. At December 31, 2021, $2,650,000 in principal amount of 2022 Notes remained outstanding.

In the fourth quarter of 2019, the company entered into separate privately negotiated agreements with certain holders of its 2021 Notes to exchange $72,909,000 in aggregate principal amount of 2021 Notes, for aggregate consideration of $72,909,000 in aggregate principal amount of new Series I 2024 Notes of the company and approximately $6,928,000 in cash. The Series I 2024 Notes bear interest at a fixed rate of 5.00% per year payable semi-annually and will mature in November 2024, unless earlier repurchased, redeemed or converted. Prior to May 2024, the Series I 2024 Notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Prior to maturity, the Series I 2024 Notes will be redeemable by the company upon satisfaction of certain conditions and during certain periods. The fees paid totaled $1,394,000. These debt issuance costs were capitalized and are being amortized as interest expense through November 2024 of which $769,000 have yet to be amortized as of December 31, 2021.

In the second quarter of 2020, the company entered into separate privately negotiated agreements with certain holders of its 2021 Notes and 2022 Notes to exchange $35,375,000 in aggregate principal amount of the company's 2021 Notes and $38,500,000 in aggregate principal amount of the company's 2022 Notes, for $73,875,000 in aggregate principal amount of new Series II 2024 Notes and approximately $5,593,000 in cash. The new Series II 2024 Notes bear interest at a fixed rate of 5% per year payable semi-annually and will mature in November 2024, unless earlier repurchased, redeemed or converted. Prior to May 2024, the Series II 2024 Notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Prior to maturity, the Series II 2024 Notes will be redeemable by the company upon satisfaction of certain conditions and during certain periods. The principal amount of the Series II 2024 Notes also will accrete at a rate of approximately 4.7% compounding on a semi-annual basis. The accreted portion of the principal is payable in cash upon maturity but does not bear interest and is not convertible into the company's common shares. The amount accreted as of December 31, 2021 was $5,347,000. The issuance costs were capitalized and are being amortized as interest expense through November 2024 of which $971,000 have yet to be amortized as of December 31, 2021. The fees paid in 2020 totaled $1,505,000. A loss on debt extinguishment of $6,599,000 was recorded as part of the exchange transaction, which included the write-off of fees related to portions of the 2021 Notes and 2022 Notes exchanged.

In the third quarter of 2020, the company repurchased $24,466,000 aggregate principal amount of its 2021 Notes, resulting in a $761,000 loss on debt extinguishment.

In the first quarter of 2021, the company issued $125,000,000 aggregate principal amount of 4.25% Convertible Senior Notes due 2026 (the “2026 Notes”) in a private offering.

Table of Contents	Part II
MD&A - Liquidity and Capital Resources

The notes bear interest at a rate of 4.25% per year payable semi-annually and mature in March 2026, unless repurchased, redeemed or converted in accordance with their terms prior to such date. Prior to September 15, 2025, the 2026 Notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The 2026 Notes may be settled in cash, the company’s common shares or a combination of cash and the company’s common shares, at the company’s election.

The company may not redeem the 2026 Notes prior to March 20, 2024. The company may, at its election, redeem for cash all or part of the 2026 Notes, on or after March 20, 2024, only upon satisfaction of certain conditions and during certain periods. The redemption price will be equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date (subject to certain limited exceptions).

Debt issuance costs of $7,305,000 were capitalized and are being amortized as interest expense through March 2026. Debt issuance costs are presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, of which, $5,964,000 remained to be amortized at December 31, 2021.

In connection with the pricing of the 2026 Notes, the company entered into capped call transactions (the “Capped Call Transactions”) with certain option counterparties. The company used $18,787,000 of the net proceeds of the private offering of the 2026 Notes to pay the cost of the Capped Call Transactions with the offset recorded to additional paid-in-capital.

The Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the 2026 Notes and/or offset any cash payments the company is required to make in excess of the principal amount of converted notes, as the case may be, in the event that the market price per share of the company’s common shares, as measured under the terms of the Capped Call Transactions, is greater than the strike price of the Capped Call Transactions, which is initially $10.57, corresponding to the initial conversion price of the 2026 Notes, subject to anti-dilution adjustments. If, however, the market price per company common share, as measured under the terms of the Capped Call Transactions, exceeds the cap price of the Capped Call Transactions, which is initially $16.58 (subject to adjustments), there would nevertheless be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that such market price exceeds the cap price of the Capped Call Transactions. The Capped Call Transactions expire March 15, 2026, subject to earlier exercise. There were 125,000 capped call options related to the 2026 Notes outstanding on December 31, 2021.

The company has used, and intends to continue to use, the remaining net proceeds from the Series I 2024 Notes, Series II 2024 Notes and 2026 Notes offerings for working capital and general corporate purposes, which may include funding portions of the company's ongoing turnaround and addressing potential risks and contingencies. The net proceeds have allowed the company to invest in new products, people, marketing initiatives and working capital to transform the business and pursue growth.

On May 15, 2020 the company entered into an unsecured loan agreement in the aggregate amount of $10,000,000 pursuant to sections 1102 and 1106 of the Coronavirus Aid, Relief and Economic Security, "CARES," Act which was evidenced by a promissory note, dated May 13, 2020, and would bear interest at a fixed rate of 1.00%. This loan may be forgivable, partially or in full, if certain conditions are met, principally based on having been disbursed for permissible purposes and based on average levels of employment over a designated period of time. At the time of the loan, no assurance could be given that the company would be granted forgiveness of the loan in whole or in part.

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

Should interest rates increase, the company expects that it would be able to absorb modest rate increases without any material impact on its liquidity or capital resources. For 2021 and 2020, the weighted average interest rate on all borrowings, excluding finance leases, was 4.5% and 4.6%, respectively.

Refer to "Long-Term Debt" and "Leases and Commitments" in the Notes to the Consolidated Financial Statements for more details regarding the company's convertible notes and credit facilities and lease liabilities, respectively.

Part II	Table of Contents
MD&A - Liquidity and Capital Resources

The company's contractual obligations primarily consist of debt, leases, product liability, the Supplemental Executive Retirement Plan and a purchase obligation. Refer to the Notes to the Consolidated Financial Statements for more details regarding these obligations. Regarding the purchase obligation, in October 2019, the company entered into an agreement to outsource substantially all of the company's information technology business service activities, including, among other things, support, rationalization and upgrading of the company's legacy information technology systems and implementation of a global enterprise resource planning system and eCommerce platform.

CAPITAL EXPENDITURES

There were no individually material capital expenditure commitments outstanding as of December 31, 2021. The company estimates that capital investments for 2022 will be approximately $20,000,000 compared to actual capital expenditures of $17,698,000 in 2021. The continued investment at this level relates primarily to the new ERP system. The company believes that its balances of cash and cash equivalents and existing borrowing facilities will be sufficient to meet its operating cash requirements and fund required capital expenditures (refer to "Liquidity and Capital Resources"). The Credit Agreement limits the company's annual capital expenditures to $35,000,000.

DIVIDEND POLICY

On May 21, 2020, the Board of Directors decided to suspend the quarterly dividend on the company's Common Shares in light of the impacts of COVID-19 on the business. The Board of Directors suspended the company's regular quarterly dividend on the Class B Common Shares starting in the third quarter of 2018. Less than 4,000 Class B Common Shares remain outstanding and suspending the regular Class B dividend allows the company to save on the administrative costs and compliance expenses associated with that dividend. Holders of Class B Common Shares are entitled to convert their shares into Common Shares at any time on a share-for-share basis and would be eligible for any Common Share dividends declared following any such conversion.

Table of Contents	Part II
MD&A - Cash Flows

CASH FLOWS

Cash flows used by operating activities of $14,309,000 in 2021 compared to cash provided of $21,917,000 in the previous year. The 2021 operating cash flows were burdened by investments in inventory and payments related to accrued expenses for VAT and other taxes deferred from 2020 and funding severance costs. These were partially offset by higher accounts payable levels, impacted by the higher inventory levels.
Cash flows used by investing activities were $17,802,000 in 2021, compared to $9,547,000 in 2020. The increase in cash flows used for investing was primarily driven by a benefit of $14,563,000 for proceeds from the sale of Dynamic Controls in the first quarter of 2020.
Cash flows provided by financing activities in 2021 were $12,873,000 compared to cash flow provided of $6,259,000 in 2020.

Cash flows provided in 2021 included the issuance of $125,000,000 principal amount of 2026 Notes in the first quarter of 2021, payment of $5,369,000 in financing costs, purchase of capped calls related to the 2026 Notes for $18,787,000, repurchase of $78,850,000 principal amount of 2022 Notes and repayment of $1,250,000 principal amount of 2021 Notes. Borrowing on credit facilities are under the company's Credit Agreement which provides an asset-based-lending senior secured credit facilities.

Cash flows provided in 2020 was driven primarily by borrowing of $31,502,000 on the North America and Europe credit facility under the company's Credit Agreement as well as an unsecured CARES Act loan of $10,000,000. This was offset by cash paid of $24,466,000 to retire the majority of the company's outstanding 2021 Notes in the third quarter of 2020 and $7,098,000 of cash paid in connection with the exchange 2021 Notes and 2022 Notes for Series II 2024 Notes executed during the second quarter of 2020 for debt fees and payments to note holders.

Part II	Table of Contents
MD&A - Cash Flows

Free cash flow is a non-GAAP financial measure and is reconciled to the corresponding GAAP measure as follows:

($ in thousands USD)	Twelve Months Ended December 31,
	2021	2020
Net cash provided by operating activities	$(14,309)	$21,917
Plus: Sales of property and equipment	33	396
Less: Purchases of property and equipment	(17,698)	(22,304)
Free Cash Flow	$(31,974)	$9

Free cash flow usage was $31,974,000 in 2021 compared to inflow of $9,000 in 2020. The change in free cash flow was driven by the same items impacting operating activities noted previously. Free cash flow is a non-GAAP financial measure composed of net cash used by operating activities less purchases of property and equipment plus proceeds from sales of property and equipment. Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the company and its ability to repay debt or make future investments (including acquisitions, etc.).

In the third quarter of 2021, the company initiated accounts receivable factoring programs within the Nordic countries of Norway, Sweden and Denmark which benefited free cash flow by $7,082,000.

The company historically generates negative free cash flow during the first half of the year. This pattern is expected to continue due to the timing of annual one-time payments such as customer rebates earned during the prior year and higher working capital usage from inventory increases. In addition, for 2022, the company will continue to fund repayment of deferred VAT and other taxes from 2020, from government programs introduced as a result of the pandemic. The absence of these payments and seasonally stronger sales in the second half of the year typically result in more favorable free cash flow in the second half of the year.

The company's approximate cash conversion days at December 31, 2021 and December 31, 2020 are as follows:
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

The company invested in incremental inventory to mitigate challenges with supply chain disruptions. This also influences the accounts payable balances. The company provides a summary of days of cash conversion for the components of working capital, so investors may see the rate at which cash is disbursed, collected and how quickly inventory is converted and sold.

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

Depending on the terms of the contract, the company may defer recognizing revenue until the end of a given period as the result of title transfer terms that are based upon delivery and or acceptance which align with transfer of control of the company's products to its customers.

Sales are made only to customers with whom the company believes collection is probable based upon a credit analysis, which may include obtaining a credit application, a signed security agreement, personal guarantee and/or a cross corporate guarantee depending on the credit history of the customer. Credit lines are established for new customers after an evaluation of their credit report and/or other relevant financial information. Existing credit lines are regularly reviewed and adjusted with consideration given to any outstanding past due amounts.

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

Goodwill, Intangible and Other Long-Lived Assets

Property, equipment, intangibles and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Under Intangibles-Goodwill and Other, ASC 350, goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. The company's measurement date for its annual goodwill impairment test is October 1 and the analysis is completed in the fourth quarter. Furthermore, goodwill and other long-lived assets are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Most of the company's goodwill and intangible assets relate to the company's Europe reporting unit which was profitable in 2021.

To assess goodwill for impairment in accordance with ASC 350, the company first estimates the fair value of each reporting unit and compares the calculated fair value to the carrying value of each reporting unit. A reporting unit is defined as an operating segment or one level below. The company has determined that its reporting units are the same as its operating segments. To estimate the fair values of the reporting units, the company utilizes a discounted cash flow (DCF) method in which the company forecasts income statement and balance sheet amounts based on assumptions regarding future sales growth, operating income, inventory turns, days' sales outstanding, etc. to forecast future cash flows. The cash flows are discounted using a weighted average cost of capital (WACC) where the cost of debt is based on quoted rates for 20-year debt of companies of similar credit risk and the cost of equity is based upon the 20-year treasury rate for the risk-free rate, a market risk premium, the industry average beta and a small cap stock adjustment. The assumptions used are based on a market participant's point of view and yielded a WACC of 11.19% in 2021 for the company's impairment analyses for the reporting units with goodwill compared to 11.27% in 2020 and 11.88% in 2019. The financial forecast assumptions and WACC used have a significant impact

Table of Contents	Part II
MD&A - Accounting Estimates and Pronouncements

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

During the third quarter of 2021, the company's reporting units of North America / HME and Institutional Products Group merged into one reporting unit of North America, consistent with the operating segment. Developments in 2021 and the conclusion of the reporting units merger were tied mostly to actions of the company to implement components of a new ERP system which changes both the level of discrete financial information readily available and the go-forward manner in which the company assesses performance and allocates resources to the North America operating segment.

The reporting unit change within the North America operating segment in the third quarter of 2021 was a triggering event and required the company to perform an interim goodwill impairment test. Based on the interim goodwill impairment test, the company concluded that the carrying value of the North America reporting unit was above its fair value. That conclusion resulted in the recording of impairment of goodwill in the third quarter of 2021 of $28,564,000.

The company completed its interim test in the third quarter of 2021 consistent with the process of its annual impairment assessment in the fourth quarter of each year or whenever events or changes in circumstances indicate the carrying value of a reporting unit could be below a reporting unit's fair value.

While there was no impairment in 2021 related to goodwill for the Europe, a future potential impairment is possible for Europe should actual results differ materially from forecasted results used in the valuation analysis or if business changes impact the company's assessment of reporting units. Furthermore, the company's valuation of goodwill can differ materially if the financial projections or market inputs used to determine the WACC change significantly. For instance, higher interest rates or greater stock price volatility would increase the WACC and thus increase the chance of impairment. In consideration of this potential, the company assessed the results if the WACC used were 100 basis points higher for the 2021 impairment analyses and determined that there still would not be any impairment for the Europe reporting unit.

The company also considers the potential for impairment of other intangible assets and other long-lived assets annually or whenever events or circumstances indicate impairment. In 2021 and 2020, the company performed an assessment for potential impairments and recognized no intangible asset impairment charge or other long-lived asset impairment charge. In 2019, the company performed an assessment for potential impairments and recognized an intangible asset impairment charge within the North America operating segment of $587,000 ($435,000 after-tax) related to a trademark with an indefinite life. The fair value of the trademark was calculated using a relief from royalty payment methodology which requires applying an estimated market royalty rate to forecasted net sales and discounting the resulting cash flows to determine fair value.

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

Part II	Table of Contents
MD&A - Accounting Estimates and Pronouncements

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

Accounting for Stock Compensation

The company accounts for stock compensation under the provisions of Compensation—Stock Compensation, ASC 718. The company has not made any modifications to the terms of any previously granted awards (other than the modification in the fourth quarter of 2020 (refer to Equity
Compensation in the Notes to the Consolidated Financial Statements) and no changes have been made regarding the valuation methodologies or assumptions used to determine the fair value of awards granted and the company continues to use a Black-Scholes valuation model to value options granted. As of December 31, 2021, there was $8,612,000 of total unrecognized compensation cost from stock compensation arrangements, which is related to non-vested awards, and includes $6,866,000 related to restricted stock awards and $1,746,000 related to performance awards.

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

In 2020, the company repurchased $24,466,000 in aggregate principal amount of 2021 Notes for cash and

Table of Contents	Part II
MD&A - Accounting Estimates and Pronouncements

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
The company adopted ASU 2020-06 effective January 1, 2021, using the modified retrospective method, which resulted in the removal of convertible debt discounts of $25,218,000, adjustment of $34,798,000 to additional paid-in-capital and $9,670,000 adjustment to retained earnings. Convertible debt discounts prior to adoption of ASU 2020-06 were amortized over the convertible debt term through interest expense. Subsequent to adoption, convertible debt discounts are not applicable when accounting for debt as a single unit of account. Interest expense for 2020 and 2019 related to debt discount amortization (which was not recognized in 2021 due to adoption) were $9,673,000 or $0.28 per basic and diluted share and $12,325,000 or $0.37 per basic and diluted share, respectively. There was no impact of adoption on performance metrics used for short-term or long-term incentive compensation. Accretion specific to the Series II 2024 Notes was unaffected by adoption. Due to the valuation allowance, there was no net impact to income taxes for the adoption. Subsequent to adoption weighted average shares when calculating diluted earnings per share requires the application of the if-converted method for all convertible instruments.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For the company's disclosure regarding recently issued accounting pronouncements, refer to Accounting Policies - Recent Accounting Pronouncements in the Notes to the Consolidated Financial Statements.

Part II	Table of Contents
Items 7-9

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

The company is at times exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. Based on December 31, 2021 debt levels, a 1% change in interest rates would have no impact on annual interest expense as the company did not have any variable rate debt outstanding. Additionally, the company operates internationally and, as a result, is exposed to foreign currency fluctuations. Specifically, the exposure results from intercompany loans, intercompany sales or payments and third-party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized to hedge intercompany purchases and sales as well as third-party purchases and sales. The company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the company's financial condition or results of operations.

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

As of December 31, 2021, the company had $22,150,000 on the North American credit facility and $13,352,000 on the European credit facility under its Credit Agreement, which provides for a senior secured revolving credit facility for U.S. and Canadian borrowers of up to $60,000,000 at variable rates, subject to availability based on a borrowing base formula, and in addition provides for a revolving credit, letters of credit and swing line loan facility for European borrowers allowing borrowing up to an aggregate principal amount of $30,000,000 at variable rates, also subject to availability based on a borrowing base formula. As of December 31, 2021, the company had $2,650,000, $72,909,000, $79,222,000 in principal (including accretion, only applicable for the Series II 2024 Notes) and $125,000,000 amount outstanding of its fixed rate 2022 Notes, Series I 2024 Notes, Series II 2024 Note and 2026 Notes, respectively.
Item 8.    Financial Statements and Supplementary Data.

Reference is made to the Report of Independent Registered Public Accounting Firm (PCAOB ID: 42), Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Cash Flows, Consolidated Statement of Shareholders' Equity, Notes to Consolidated Financial Statements and Financial Statement Schedule of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2021, an evaluation was performed, under the supervision and with the participation of the company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company's disclosure controls and procedures were effective as of December 31, 2021, in ensuring that information required to be disclosed by the company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (2) accumulated and communicated to the company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Table of Contents	Part II
Items 7 - 9

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

In management's opinion, internal control over financial reporting is effective as of December 31, 2021.

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
During 2021, the company continued its phased implementation of the new ERP.
Other than the ERP system implementation described above, no other changes in the company’s internal control over financial reporting have occurred during the company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B.    Other Information.
On March 7, 2022, C. Martin Harris, M.D. informed the Board of Directors of the company (the "Board") of his decision to not stand for re-election as a director at the company's 2022 annual meeting of shareholders, at which time his term as a director will expire. Dr. Harris' decision to not stand for re-election to the Board is due to his other personal and professional obligations and not due to disagreement with the company.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III	Table of Contents
Items 10 - 14

Item 10.    Directors, Executive Officers and Corporate Governance.

Information required by Item 10 as to the executive officers of the company is included in Part I of this Annual Report on Form 10-K. The other information required by Item 10 as to the directors of the company, the Audit Committee, the Audit Committee financial experts, the procedures by which security holders may recommend nominees to the Board of Directors, compliance with Section 16(a) of the Exchange Act, code of ethics and corporate governance is incorporated herein by reference to the information set forth under the captions “Election of Directors,” “Corporate Governance,” and “Delinquent Section 16(a) Reports” in the company's definitive Proxy Statement on Schedule 14A for the 2022 Annual Meeting of Shareholders.

Item 11.        Executive Compensation.

The information required by Item 11 is incorporated by reference to the information set forth under the captions “Corporate Governance”, “Executive Compensation” and “CEO Pay Ratio” in the company's definitive Proxy Statement on Schedule 14A for the 2022 Annual Meeting of Shareholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by Item 12 is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Holders and Management” in the company's definitive Proxy Statement on Schedule 14A for the 2022 Annual Meeting of Shareholders.

Information regarding the securities authorized for issuance under the company's equity compensation plans is incorporated by reference to the information set forth under the captions “Equity Compensation Plan Information” in the company's definitive Proxy Statement on Schedule 14A for the 2022 Annual Meeting of Shareholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in the company's definitive Proxy Statement on Schedule 14A for the 2022 Annual Meeting of Shareholders.

Item 14.    Principal Accountant Fees and Services.

The information required by Item 14 is incorporated by reference to the information set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” in the company's definitive Proxy Statement on Schedule 14A for the 2022 Annual Meeting of Shareholders.

Table of Contents	Part IV
Items 15 - 16

Item 15.        Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.
The following financial statements of the company are included in Part II, Item 8:
Consolidated Statements of Comprehensive Income (Loss)—years ended December 31, 2021, 2020 and 2019
Consolidated Balance Sheets—December 31, 2021 and 2020
Consolidated Statements of Cash Flows—years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Shareholders' Equity—years ended December 31, 2021, 2020 and 2019
Notes to Consolidated Financial Statements

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

(a)(3) Exhibits.
Refer to Exhibit Index of this Annual Report on Form 10-K.

Item 16.        Form 10-K Summary.

None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 8, 2022.

INVACARE CORPORATION

By:	/s/ MATTHEW E. MONAGHAN
Matthew E. Monaghan
Chairman of the Board of Directors, President and Chief Executive Officer

Exhibit Index	Table of Contents

INVACARE CORPORATION
Report on Form 10-K for the fiscal year ended December 31, 2021.

Official Exhibit No.	Description	Reference
2.1	Securities Purchase Agreement among Allied Motion Christchurch Limited, Invacare Holdings New Zealand and Invacare Corporation, dated March 6, 2020. (Pursuant to Item 601(b)(2) of Regulation S-K, the registrant hereby agrees to supplementally furnish to the Securities and Exchange Commission upon request any omitted schedule or exhibit to the agreement.)	(A)
3(a)	Second Amended and Restated Articles of Incorporation	(B)
3(b)	Second Amended and Restated Code of Regulations, as amended	(C)
3(c)	Amendment No. 1 to the Second Amended and Restated Articles of Incorporation	(D)
4(a)	Indenture, dated as of June 14, 2017, by and between Invacare Corporation and Wells Fargo Bank, National Association (including the form of the 4.50% Convertible Senior Notes due 2022).	(E)
4(b)	Indenture, dated as of November 19, 2019, by and between Invacare Corporation and Wells Fargo Bank, N.A., as Trustee (including the form of the 5.00% Convertible Senior Exchange Notes due 2024).	(F)
4(c)	Indenture, dated as of June 4, 2020, by and between Invacare Corporation and Wells Fargo Bank, N.A., as Trustee (including the form of the 5.00% Series II Convertible Senior Exchange Notes due 2024).	(G)
4(d)	Indenture, dated as of March 16, 2021, by and between Invacare Corporation and Wells Fargo Bank, N.A., as Trustee (including the form of the 4.25% Convertible Senior Exchange Notes due 2026).	(H)
4(e)	Description of Securities Registered Under the Exchange Act.	(I)
10(a)	Invacare Retirement Savings Plan, effective January 1, 2001, as amended	(J)*
10(b)	Invacare Corporation 401(K) Plus Benefit Equalization Plan, effective January 1, 2003, as amended and restated	(J)*
10(c)	Invacare Corporation Deferred Compensation Plus Plan, effective January 1, 2005, as amended August 19, 2009 and on November 23, 2010	(K)*
10(d)	Amendment No. 3 to Invacare Corporation Deferred Compensation Plus Plan, effective November 18, 2011	(L)*
10(e)	Invacare Corporation Death Benefit Only Plan, effective January 1, 2005, as amended	(J)*
10(f)	Cash Balance Supplemental Executive Retirement Plan, as amended and restated, effective December 31, 2008	(M)*
10(g)	Amendment No. 1 to the Cash Balance Supplemental Executive Retirement Plan, effective August 19, 2009	(WW)*
10(h)	Form of Participation Agreement, for current participants in the Cash Balance Supplemental Executive Retirement Plan, as of December 31, 2008, entered into by and between the company and certain participants and a schedule of all such agreements with participants	(O)*
10(i)	Invacare Corporation Amended and Restated 2003 Performance Plan	(N)*
10(j)	Form of Director Stock Option Award under Invacare Corporation 2003 Performance Plan	(J)*
10(k)	Form of Director Deferred Option Award under Invacare Corporation 2003 Performance Plan	(K)*
10(l)	Form of Restricted Stock Award under Invacare Corporation 2003 Performance Plan	(L)*
10(m)	Form of Stock Option Award under Invacare Corporation 2003 Performance Plan	(J)*
10(n)	Form of Executive Stock Option Award under Invacare Corporation 2003 Performance Plan	(J)*
10(o)	Form of Switzerland Stock Option Award under Invacare Corporation 2003 Performance Plan	(J)*
10(p)	Form of Switzerland Executive Stock Option Award under Invacare Corporation 2003 Performance Plan	(J)*

`

Table of Contents	Exhibit Index

Official Exhibit No.	Description	Reference
10(q)	Invacare Corporation 2013 Equity Compensation Plan	(P)*
10(r)	Amendment No. 1 to the Invacare Corporation 2013 Equity Compensation Plan	(S)*
10(s)	Form of Executive Stock Option Award under the Invacare Corporation 2013 Equity Compensation Plan	(R)*
10(t)	Form of Stock Option Award under the Invacare Corporation 2013 Equity Compensation Plan	(R)*
10(u)	Form of Executive Stock Option Award for Swiss Employees under the Invacare Corporation 2013 Equity Compensation Plan	(R)*
10(v)	Form of Stock Option Award for Swiss Employees under the Invacare Corporation 2013 Equity Compensation Plan	(R)*
10(w)	Form of Director Restricted Stock Award under the Invacare Corporation 2013 Equity Compensation Plan	(R)*
10(x)	Form of Restricted Stock Award under the Invacare Corporation 2013 Equity Compensation Plan	(R)*
10(y)	Form of Performance Share Award Agreement under the Invacare Corporation 2013 Equity Compensation Plan	(S)*
10(z)	Form of Restricted Stock Award Agreement for Employees under the Invacare Corporation 2013 Equity Compensation Plan	(T)*
10(aa)	Form of Director Restricted Stock Unit under the Invacare Corporation 2013 Equity Compensation Plan	(U)*
10(ab)	Invacare Corporation Executive Incentive Bonus Plan, as amended and restated	(Q)*
10(ac)	Employment Agreement, dated as of March 27, 2020, by and between the company and Matthew E. Monaghan.	(Y)*
10(ad)	Letter Agreement, dated as of February 20, 2018, by and between Invacare Corporation and Kathleen P. Leneghan.	(Z)*
10(ae)	Letter agreement, dated as of July 31, 2008, by and between the company and Anthony C. LaPlaca.	(O)*
10(af)	Employment Agreement, dated as of October 21, 2016, by and between the company and Ralf Ledda.	(U)*
10(ag)	Letter Agreement, dated as of February 10, 2019, by and between the company and Angela Goodwin.	(V)*
10(ah)	Employment Agreement, dated as of April 22, 2021, by and between the company and Rick Cassiday.	(W)*
10(ai)	Letter Agreement, dated as of October 4, 2021, by and between the company and Joost Beltman.	(X)*
10(aj)**	Amended and Restated Employment Agreement, dated as of March 3, 2022, between Invacare International GmbH and Geoffrey P. Purtill.	*
10(ak)	Change of Control Agreement, dated as of December 31, 2008, by and between the company and Anthony C. LaPlaca	(AA)*
10(al)**	Form of Change of Control Agreement entered into by and between the company and certain of its executive officers and schedule of all such agreements with certain executive officers	*
10(am)	Technical Information & Non-Competition Agreement, dated April 1, 2015, entered into by and between the company and Matthew E. Monaghan	(O)*
10(an)	Technical Information & Non-Competition Agreement entered into by and between the company and certain of its executive officers and schedule of all such agreements with executive officers	(BB)*
10(ao)	Indemnity Agreement, dated April 1, 2015, entered into by and between the company and Matthew E. Monaghan.	(O)*
10(ap)**	Form of Indemnity Agreement entered into by and between the company and its directors and certain of its executive officers and schedule of all such agreements with directors and executive officers	*

Exhibit Index	Table of Contents

Official Exhibit No.	Description	Reference
10(aq)	Director Compensation Schedule	(NN)*
10(ar)	2012 Non-employee Directors Deferred Compensation Plan, effective January 1, 2012, Amended and Restated as of November 17, 2016	(U)*
10(as)	Purchase and Sale Agreement, dated as of February 24, 2015, by and between the company and Industrial Realty Group, LLC.	(CC)
10(at)	Form of Lease Agreement by and among the company and the affiliates of Industrial Realty Group, LLC named therein.	(CC)
10(au)	Amended and Restated Revolving Credit and Security Agreement, dated as of September 30, 2015, by and among the company, the other Borrowers party thereto, the Guarantors party thereto, the Lenders party thereto, PNC Bank, National Association, as administrative agent, JP Morgan Chase Bank, N.A. and J.P. Morgan Europe Limited, as European agent.	(DD)
10(av)	First Amendment to Amended and Restated Revolving Credit and Security Agreement, dated as of February 16, 2016, by and among the company, the other borrowers party thereto, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, as administrative agent, and J.P. Morgan Europe Limited, as European agent.	(EE)
10(aw)	Second Amendment to Amended and Restated Revolving Credit and Security Agreement, dated as of May 3, 2016 by and among the company, the other borrowers party thereto, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, as administrative agent, and J.P. Morgan Europe Limited, as European agent.	(U)
10(ax)	Third Amendment to Amended and Restated Revolving Credit and Security Agreement, dated as of September 30, 2016, by and among the company, the other borrowers party thereto, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, as administrative agent, and J.P. Morgan Europe Limited, as European agent.	(U)
10(ay)	Fourth Amendment to Amended and Restated Revolving Credit and Security Agreement, dated as of November 30, 2016, by and among the company, the other borrowers party thereto, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, as agent for the lenders, and J.P. Morgan Europe Limited, as European agent for the lenders.	(FF)
10(az)	Waiver and Fifth Amendment to Amended and Restated Revolving Credit and Security Agreement, dated as of June 7, 2017, by and among the company, the other borrowers party thereto, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, as agent for the lenders, and J.P. Morgan Europe Limited, as European agent for the lenders.	(GG)
10(ba)	Sixth Amendment to Amended and Restated Revolving Credit and Security Agreement, dated as of November 13, 2019, by and among the company, the other borrowers party thereto, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, as agent for the lenders, and J.P. Morgan Europe Limited, as European agent for the lenders.	(HH)
10(bb)	Seventh Amendment to Amended and Restated Revolving Credit and Security Agreement, dated as of May 29, 2020, by and among the company, the other borrowers party thereto, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, as agent for the lenders, and J.P. Morgan Europe Limited, as European agent for the lenders.	(II)
10(bc)	Eighth Amendment to Amended and Restated Revolving Credit and Security Agreement, dated as of January 15, 2021, by and among the company, the other borrowers party thereto, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, as agent for the lenders, and J.P. Morgan Europe Limited, as European agent for the lenders.	(JJ)
10(bd)	Ninth Amendment to Amended and Restated Revolving Credit and Security Agreement, dated as of March 10, 2021, by and among the company, the other borrowers party thereto, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, as agent for the lenders, and J.P. Morgan Europe Limited, as European agent for the lenders.	(KK)
10(be)**	Tenth Amendment to Amended and Restated Revolving Credit and Security Agreement, dated as of December 29, 2021, by and among the company, the other borrowers party thereto, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, as agent for the lenders, and J.P. Morgan Europe Limited, as European agent for the lenders.

`

Table of Contents	Exhibit Index

Official Exhibit No.	Description	Reference
10(bf)	Call Option Transaction Confirmation entered into between JPMorgan Chase Bank, National Association, London Branch and Invacare Corporation as of February 17, 2016	(LL)
10(bg)	Call Option Transaction Confirmation entered into between Wells Fargo Bank, National Association and Invacare Corporation as of February 17, 2016	(LL)
10(bh)	Warrants Confirmation between Invacare Corporation to JPMorgan Chase Bank, National Association, London Branch as of February 17, 2016	(LL)
10(bi)	Warrants Confirmation between Invacare Corporation to Wells Fargo Bank, National Association as of February 17, 2016	(LL)
10(bj)	Additional Call Option Transaction Confirmation, dated March 4, 2016, between JPMorgan Chase Bank, National Association, London Branch and Invacare Corporation.	(MM)
10(bk)	Additional Call Option Transaction Confirmation, dated March 4, 2016, between Wells Fargo Bank, National Association and Invacare Corporation.	(MM)
10(bl)	Additional Warrants Confirmation, dated March 4, 2016, between JPMorgan Chase Bank, National Association, London Branch and Invacare Corporation.	(MM)
10(bm)	Additional Warrants Confirmation, dated March 4, 2016, between Wells Fargo Bank, National Association and Invacare Corporation.	(MM)
10(bn)	Partial Unwind Agreement, dated as of November 26, 2019, between Invacare Corporation and JPMorgan Chase Bank, National Association, London Branch.	(I)
10(bo)	Partial Unwind Agreement, dated as of November 22, 2019, between Invacare Corporation and Wells Fargo Bank, National Association.	(I)
10(bp)	Partial Unwind Agreement, dated as of June 4, 2020, between Invacare Corporation and Wells Fargo Bank, National Association.	(NN)
10(bq)	Partial Unwind Agreement, dated as of September 11, 2020, between Invacare Corporation and Wells Fargo Bank, National Association.	(NN)
10(br)	Promissory Note dated May 13, 2020, between Invacare Corporation and Key Bank National Association.	(OO)
10(bs)	Form of Performance-Based Stock Option Award under Invacare Corporation 2013 Equity Compensation Plan.	(PP)*
10(bt)	Base Call Option Transaction Confirmation, dated June 8, 2017, between Goldman Sachs & Co. LLC and Invacare Corporation.	(E)
10(bu)	Base Warrants Confirmation, dated June 8, 2017, between Goldman Sachs & Co. LLC and Invacare Corporation.	(E)
10(bv)	Additional Call Option Transaction Confirmation, dated June 9, 2017, between Goldman Sachs & Co. LLC and Invacare Corporation.	(E)
10(bw)	Additional Warrants Confirmation, dated June 9, 2017, between Goldman Sachs & Co. LLC and Invacare Corporation.	(E)
10(bx)	Invacare Corporation 2018 Equity Compensation Plan	(QQ)
10(by)	Amendment No. 1 to Invacare Corporation 2018 Equity Compensation Plan	(D)*
10(bz)	Amendment No. 2 to Invacare Corporation 2018 Equity Compensation Plan	(RR)*
10(ca)	Amendment No. 3 to Invacare Corporation 2018 Equity Compensation Plan	(SS)*
10(cb)	Form of Restricted Stock Award under Invacare Corporation 2018 Equity Compensation Plan	(TT)*
10(cc)	Form of Restricted Stock Unit Award under Invacare Corporation 2018 Equity Compensation Plan	(TT)*
10(cd)	Form of Director Restricted Stock Unit Award under Invacare Corporation 2018 Equity Compensation Plan	(TT)*
10(ce)	Form of Performance Award under Invacare Corporation 2018 Equity Compensation Plan	(TT)*
10(cf)	Form of Performance Unit Award under Invacare Corporation 2018 Equity Compensation Plan	(TT)*
10(cg)	Omnibus Amendment	(BB)*
10(ch)	Master Information Technology Services Agreement by and between Invacare Corporation and Birlasoft Solutions, Inc. effective October 1, 2019.	(UU)

Exhibit Index	Table of Contents

Official Exhibit No.	Description	Reference
21**	Subsidiaries of the company
23**	Consent of Independent Registered Public Accounting Firm
31.1**	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Consent Decree of Permanent Injunction, as filed with the U.S. District Court for the Northern District of Ohio on December 20, 2012.	(VV)
101.INS**	Inline XBRL instance document
101.SCH**	Inline XBRL taxonomy extension schema
101.CAL**	Inline XBRL taxonomy extension calculation linkbase
101.DEF**	Inline XBRL taxonomy extension definition linkbase
101.LAB**	Inline XBRL taxonomy extension label linkbase
101.PRE**	Inline XBRL taxonomy extension presentation linkbase
104	Cover Page Interactive Data File - The cover page from the company's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included in Exhibit 101).
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
(H)Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated March 16, 2021, which Exhibit is incorporated herein by reference.
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

(N)Reference is made to Exhibit 10.2 of the company report on Form 8-K, dated May 28, 2009, which Exhibit is incorporated herein by reference.
(O)Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2015, which Exhibit is incorporated herein by reference.
(P)Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated May 21, 2013, which Exhibit is incorporated herein by reference.
(Q)Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated May 15, 2015, which Exhibit is incorporated herein by reference.
(R)Reference is made to the appropriate Exhibit of the company report on Form 10-Q, for the fiscal quarter ended September 30, 2013, which Exhibit is incorporated herein by reference.
(S)Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated March 7, 2014, which Exhibit is incorporated herein by reference.
(T)Reference is made to Exhibit 10.2 of the company report on Form 8-K, dated March 7, 2014, which Exhibit is incorporated herein by reference.
(U)Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2016, which Exhibit is incorporated herein by reference.
(V)Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2020, which Exhibit is incorporated herein by reference.
(W)Reference is made to the appropriate Exhibit of the company report on Form 10-Q for the fiscal quarter ended June 30, 2021, which Exhibit is incorporated herein by reference.
(X)Reference is made to the appropriate Exhibit of the company report on Form 10-Q for the fiscal quarter ended September 30, 2021, which Exhibit is incorporated herein by reference.
(Y)Reference is made to Exhibit 99.1 of the company report on Form 8-K, dated March 27, 2020, which Exhibit is incorporated herein by reference.
(Z)Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated February 23, 2018, which Exhibit is incorporated herein by reference.
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
(EE)     Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated February 16, 2016, which Exhibit is incorporated herein by reference.
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
(KK)    Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated March 10, 2021, which Exhibit is incorporated herein by reference.
(LL)    Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated February 23, 2016, which Exhibit is incorporated herein by reference.
(MM)    Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated March 7, 2016, which Exhibit is incorporated herein by reference.
(NN)    Reference is made to the appropriate Exhibit of the company report on Form 10-K, for the fiscal year ended December 31, 2020, which Exhibit is incorporated herein by reference.
(OO)    Reference is made to the appropriate Exhibit of the company report on Form 10-Q, for the fiscal quarter ended June 30, 2020, which Exhibit is incorporated herein by reference.

Exhibit Index	Table of Contents

(PP)    Reference is made to the appropriate Exhibit of the company report on Form 10-Q, for the fiscal quarter ended March 31, 2017, which Exhibit is incorporated herein by reference.
(QQ)    Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated May 18, 2018, which Exhibit is incorporated herein by reference.
(RR)     Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated May 21, 2020, which Exhibit is incorporated herein by reference.
(SS)     Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated May 21, 2021, which Exhibit is incorporated herein by reference.
(TT)     Reference is made to the appropriate Exhibit of the company report on Form 10-Q, for the fiscal quarter ended June 30, 2018, which Exhibit is incorporated herein by reference.
(UU)     Reference is made to the appropriate Exhibit of the company report on Form 10-Q, for the fiscal quarter ended September 30, 2019, which Exhibit is incorporated herein by reference.
(VV)     Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated December 20, 2012, which Exhibit is incorporated herein by reference.
(WW)     Reference is made to the appropriate Exhibit of the company report on Form 10-Q, for the fiscal quarter ended September 30, 2009, which Exhibit is incorporated herein by reference.

Table of Contents	Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 8, 2022.

Signature	Title

/s/ MATTHEW E. MONAGHAN	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)
Matthew E. Monaghan

/s/ KATHLEEN P. LENEGHAN	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Kathleen P. Leneghan

/s/ SUSAN H. ALEXANDER	Director
Susan H. Alexander

/s/ JULIE A. BECK	Director
Julie A. Beck

/s/ PETRA DANIELSOHN-WEIL, PhD	Director
Petra Danielsohn-Weil, PhD

/s/ STEPHANIE L. FEHR	Director
Stephanie L. Fehr

/s/ MARC M. GIBELEY	Director
Marc M. Gibeley

/s/ C. MARTIN HARRIS, M.D.	Director
C. Martin Harris, M.D.

/s/ CLIFFORD D. NASTAS	Director
Clifford D. Nastas

Reports of Independent Registered Public Accounting Firm	Table of Contents

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Invacare Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Invacare Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a), (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 8, 2022 expressed an unqualified opinion thereon.

Adoption of ASU No. 2020-06
As discussed in the Accounting Policies note to the consolidated financial statements, the Company changed its method of accounting for convertible instruments in 2021 due to the adoption of ASU No. 2020-06, Debt-Debt with Conversion and Other options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 8815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity.

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

Table of Contents	Reports of Independent Registered Public Accounting Firm

Valuation of Goodwill
Description of the matter
At December 31, 2021, the carrying amount of the Company’s goodwill was $355.9 million. As discussed in the Accounting Policies and Long-Term Assets - Goodwill notes to the consolidated financial statements, goodwill is assessed for impairment at the reporting unit level at least annually or whenever events or changes in circumstances indicate its carrying value may not be recoverable.

Auditing management’s goodwill impairment assessment was complex and judgmental due to the significant estimation required to determine the fair value of a reporting unit. In particular, the fair value estimate was sensitive to significant assumptions, such as projected future cash flows of the reporting unit and the weighted average cost of capital used in the valuation process to discount future cash flows, which are affected by expectations about future market or economic conditions and the planned business and operating strategies.

How we addressed the matter in our audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment assessment process, including controls over management’s review of the significant data and assumptions used in the calculation of the fair value of the reporting unit.

To test the estimated fair value of the reporting unit, our audit procedures included, among others, assessing the valuation methodologies, testing the significant assumptions used to develop the projected financial information, and testing the underlying data used by the Company in its analysis. We compared the projected financial information developed by management to current industry and economic trends as well as to the historical performance of the reporting unit and evaluated the expected impacts of the Company’s operating strategies and initiatives on the significant assumptions. We also performed analyses to evaluate the sensitivity of the fair value of the reporting unit resulting from changes in the significant assumptions. In addition, we tested management’s reconciliation of the fair value of the reporting unit to the market capitalization of the Company and assessed its reasonableness. In addition, we involved our internal valuation specialists to assist in our evaluation of the methodologies applied and assumptions used by management.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1984.

Cleveland, Ohio
March 8, 2022

Reports of Independent Registered Public Accounting Firm	Table of Contents

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Invacare Corporation

Opinion on Internal Control over Financial Reporting
We have audited Invacare Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Invacare Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated March 8, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Cleveland, Ohio
March 8, 2022

Table of Contents	Financial Statements
Consolidated Statements of Comprehensive Income (Loss)

INVACARE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2021	2020	2019
	(In thousands, except per share data)
Net sales	$872,457	$850,689	$927,964
Cost of products sold	633,351	605,437	665,897
Gross Profit	239,106	245,252	262,067
Selling, general and administrative expenses	232,242	236,357	260,061
Gain on sale of business	—	(9,790)	—
Charges related to restructuring activities	2,534	7,358	11,829
Impairment of goodwill	28,564	—	—
Impairment of an intangible asset	—	—	587
Operating Income (Loss)	(24,234)	11,327	(10,410)
Net gain on convertible debt derivatives	—	—	(1,197)
Loss (gain) on debt extinguishment including debt finance charges and fees	(9,422)	7,360	6,165
Interest expense	24,307	28,499	29,076
Interest income	(1)	(93)	(429)
Loss Before Income Taxes	(39,118)	(24,439)	(44,025)
Income tax provision	6,445	3,841	9,302
Net Loss	$(45,563)	$(28,280)	$(53,327)
Net Loss per Share—Basic	$(1.31)	$(0.83)	$(1.59)
Weighted Average Shares Outstanding—Basic	34,875	34,266	33,594
Net Loss per Share—Assuming Dilution	$(1.31)	$(0.83)	$(1.59)
Weighted Average Shares Outstanding—Assuming Dilution	35,274	34,375	33,642
Net Loss	$(45,563)	$(28,280)	$(53,327)
Other comprehensive income (loss):
Foreign currency translation adjustments	(28,724)	43,405	(8,499)
Defined benefit plans:
Amortization of prior service costs and unrecognized losses	(427)	(375)	(596)
Deferred tax adjustment resulting from defined benefit plan activity	(39)	55	48
Valuation reserve associated with defined benefit plan activity	39	(55)	(48)
Current period gain (loss) on cash flow hedges	815	(825)	(571)
Deferred tax benefit (expense) related to gain (loss) on cash flow hedges	(112)	103	1
Other Comprehensive Income (Loss)	(28,448)	42,308	(9,665)
Comprehensive Income (Loss)	$(74,011)	$14,028	$(62,992)

See notes to consolidated financial statements.

Financial Statements	Table of Contents
Consolidated Balance Sheets

INVACARE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
Assets	(In thousands)
Current Assets
Cash and cash equivalents	$83,745	$105,298
Trade receivables, net	117,115	108,588
Installment receivables, net	218	379
Inventories, net	144,274	115,484
Other current assets	40,036	44,717
Total Current Assets	385,388	374,466
Other Assets	5,362	5,925
Intangibles	26,356	27,763
Property and Equipment, net	60,921	56,243
Finance Lease Assets, net	63,029	64,031
Operating Lease Assets, net	12,600	15,092
Goodwill	355,875	402,461
Total Assets	$909,531	$945,981
Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$130,036	$85,424
Accrued expenses	102,971	126,273
Current taxes payable	3,914	3,359
Current portion of long-term debt	3,107	5,612
Current portion of finance lease obligations	3,009	3,405
Current portion of operating lease obligations	4,217	6,313
Total Current Liabilities	247,254	230,386
Long-Term Debt	305,022	239,441
Long-Term Obligations - Finance Leases	63,736	63,137
Long-Term Obligations - Operating Leases	8,234	8,697
Other Long-Term Obligations	66,796	70,474
Shareholders' Equity
Preferred Shares (Authorized 300 shares; none outstanding)	—	—
Common Shares (Authorized 150,000 shares; 39,416 and 38,613 issued and outstanding at December 31, 2021 and December 31, 2020, respectively)—no par	9,977	9,816
Class B Common Shares (Authorized 12,000 shares; 4 and 4 issued and outstanding at December 31, 2021 and December 31, 2020, respectively)—no par	2	2
Additional paid-in-capital	276,665	326,088
Retained earnings	22,645	58,538
Accumulated other comprehensive income	16,988	45,436
Treasury Shares (4,397 and 4,184 shares at December 31, 2021 and December 31, 2020, respectively)	(107,788)	(106,034)
Total Shareholders' Equity	218,489	333,846
Total Liabilities and Shareholders' Equity	$909,531	$945,981
See notes to consolidated financial statements.

Table of Contents	Financial Statements
Consolidated Statements of Cash Flows

INVACARE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2021	2020	2019
Operating Activities	(In thousands)
Net loss	$(45,563)	$(28,280)	$(53,327)
Adjustments to reconcile net earnings to net cash used by operating activities:
Gain on sale of business	—	(9,790)	—
Depreciation and amortization	16,821	14,317	15,563
Amortization operating lease right of use assets	6,273	6,951	8,927
Provision for losses on trade and installment receivables	(16)	427	955
Benefit for deferred income taxes	(224)	(2,192)	(830)
Provision for other deferred liabilities	160	971	1,144
Provision for equity compensation	4,323	8,645	11,110
Loss (gain) on disposals of property and equipment	(278)	(1,046)	182
Loss (gain) on debt extinguishment including debt finance charges and associated fees	(9,422)	7,360	6,165
Impairment of an intangible asset	—	—	587
Impairment of goodwill	28,564	—	—
Amortization of convertible debt discount and accretion of convertible debt	3,534	11,487	12,325
Amortization of debt fees	2,236	1,690	2,384
Net gain on convertible debt derivatives	—	—	(1,197)
Changes in operating assets and liabilities:
Trade receivables	(11,028)	7,692	1,474
Installment sales contracts, net	388	(481)	434
Inventories, net	(33,129)	8,955	6,466
Other current assets	2,755	(5,313)	(7,314)
Accounts payable	47,101	(2,359)	(3,603)
Accrued expenses	(26,868)	1,713	2,276
Other long-term liabilities	64	1,170	(978)
Net Cash Provided (Used) by Operating Activities	(14,309)	21,917	2,743
Investing Activities
Purchases of property and equipment	(17,698)	(22,304)	(10,874)
Proceeds from sale of property and equipment	33	396	73
Proceeds from sale of business	—	14,563	—
Change in other long-term assets	(252)	(27)	(781)
Other	115	(2,175)	(32)
Net Cash Used by Investing Activities	(17,802)	(9,547)	(11,614)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	155,033	86,081	—
Repurchases of convertible debt, payments on revolving lines of credit and finance leases	(116,250)	(70,603)	(17,196)
Payment of financing costs	(5,369)	(1,505)	(1,278)
Payment of dividends	—	(414)	(1,645)
Purchases of capped calls	(18,787)	—	—
Payments to debt holders	—	(5,593)	(6,928)
Purchases of treasury shares	(1,754)	(1,707)	(894)
Net Cash Provided (Used) by Financing Activities	12,873	6,259	(27,941)
Effect of exchange rate changes on cash	(2,315)	6,606	(32)
Increase (decrease) in cash and cash equivalents	(21,553)	25,235	(36,844)
Cash and cash equivalents at beginning of year	105,298	80,063	116,907
Cash and cash equivalents at end of year	$83,745	$105,298	$80,063
See notes to consolidated financial statements.

Financial Statements	Table of Contents
Consolidated Statement of Shareholders' Equity

INVACARE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity

(In thousands)	Common Shares	Class B Shares	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Total
January 1, 2019 Balance	$9,419	$2	$297,919	$142,447	$12,793	$(103,433)	$359,147
Performance awards	29	—	4,370	—	—	(348)	4,051
Non-qualified share options	—	—	1,939	—	—	—	1,939
Restricted share awards	140	—	4,632	—	—	(546)	4,226
Net loss	—	—	—	(53,327)	—	—	(53,327)
Foreign currency translation adjustments	—	—	—	—	(8,499)	—	(8,499)
Unrealized gain on cash flow hedges	—	—	—	—	(570)	—	(570)
Defined benefit plans: Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	(596)	—	(596)
Total comprehensive loss	—	—	—	—	—	—	(62,992)
Convertible debt derivative adjustments			(220)				(220)
Exchange of convertible notes			4,010				4,010
Dividends	—	—	—	(1,645)	—	—	(1,645)
December 31, 2019 Balance	9,588	2	312,650	87,475	3,128	(104,327)	308,516
Performance awards	91	—	3,222	—	—	(1,123)	2,190
Restricted share awards	137	—	5,195	—	—	(584)	4,748
Net loss	—	—	—	(28,280)	—	—	(28,280)
Foreign currency translation adjustments	—	—	—	—	43,405	—	43,405
Unrealized loss on cash flow hedges	—	—	—	—	(722)	—	(722)
Defined benefit plans: Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	(375)	—	(375)
Total comprehensive income	—	—	—	—	—	—	14,028
Exchange of convertible notes			5,021				5,021
Dividends	—	—	—	(414)	—	—	(414)
Adoption of credit loss standard				(243)			(243)
December 31, 2020 Balance	9,816	2	326,088	58,538	45,436	(106,034)	333,846
Performance awards	52	—	(1,179)	—	—	(668)	(1,795)
Restricted share awards	109	—	5,341	—	—	(1,086)	4,364
Net loss	—	—	—	(45,563)	—	—	(45,563)
Foreign currency translation adjustments	—	—	—	—	(28,724)	—	(28,724)
Unrealized gain on cash flow hedges	—	—	—	—	703	—	703
Defined benefit plans: Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	(427)	—	(427)
Total comprehensive loss	—	—	—	—	—	—	(74,011)
Adoption of ASU 2020-06			(34,798)	9,670			(25,128)
Purchase of capped calls			(18,787)				(18,787)
December 31, 2021 Balance	9,977	2	276,665	22,645	16,988	(107,788)	218,489

See notes to consolidated financial statements.

Table of Contents	Notes to Financial Statements
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

Principles of Consolidation: The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of December 31, 2021 and the results of its operations and changes in its cash flow for the years ended December 31, 2021, 2020 and 2019, respectively. Certain foreign subsidiaries, represented by the European segment, are consolidated using a November 30 fiscal year end to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the company's financial statements. All significant intercompany transactions are eliminated.

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

Notes to Financial Statements	Table of Contents
Accounting Policies

goodwill impairment assessment, the fair value of each reporting unit is estimated using an income approach by forecasting cash flows and discounting those cash flows using an appropriate weighted average cost of capital (WACC) as well as considering market and cost approaches, as appropriate. The fair values are then compared to the carrying value of the net assets of each reporting unit. During 2021, the company's reporting units of North America / HME and Institutional Products Group merged into one reporting unit of North America, consistent with the operating segment. The merger of the reporting units was tied most closely to the actions of the company to implement a new ERP system which changed both the level of discrete financial information readily available and the go-forward manner in which the company assesses performance and allocates resources to the North America operating segment. The reporting unit change triggered an interim goodwill impairment test which resulted in the recording of impairment of goodwill of $28,564,000 in the North America reporting unit.

Intangible assets are also assessed for impairment by estimating forecasted cash flows and discounting those cash flows as needed to calculate impairment amounts. During 2019, the company recognized an intangible asset impairment charge of $587,000 related to an indefinite-lived trademark recorded in the then Institutional Products Group reporting unit which is part of the North America operating segment.

Accrued Warranty Cost: Generally, the company's products are covered by assurance-type warranties against defects in material and workmanship for various periods depending on the product from the date of sale to the customer. Certain components carry a lifetime warranty. In addition, the company has sold extended warranties that, while immaterial, require the company to defer the revenue associated with those warranties until earned. A provision for estimated warranty cost is recorded at the time of sale based upon actual experience. The company continuously assesses the adequacy of its product warranty accrual and makes adjustments, as needed. Historical analysis is primarily used to determine the company's warranty reserves. Claims history is reviewed and provisions are adjusted, as needed. However, the company does consider other events, such as a product recall, which could necessitate additional warranty reserve provisions. Refer to Accrued Expenses in the Notes to the Consolidated Financial Statements for a reconciliation of the changes in the warranty accrual.
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

Table of Contents	Notes to Financial Statements
Accounting Policies

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

Sales are made only to customers with whom the company believes collection is probable based upon a credit analysis, which may include obtaining a credit application, a signed security agreement, personal guarantee and/or a cross corporate guarantee depending on the credit history of the customer. Credit lines are established for new customers after an evaluation of their credit report and/or other relevant financial information. Existing credit lines are regularly reviewed and adjusted with consideration given to any outstanding past due amounts.

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

Research and Development: Research and development costs are expensed as incurred and included in cost of products sold. The company's annual expenditures for product development and engineering were approximately $8,656,000, $12,275,000 and $15,836,000 for 2021, 2020 and 2019, respectively.

Advertising: Advertising costs are expensed as incurred and included in selling, general and administrative expenses. Advertising expenses amounted to $5,062,000, $5,107,000 and $7,871,000 for 2021, 2020 and 2019, respectively, the majority of which is incurred for advertising in the United States and Europe.

Income Taxes: The company uses the liability method in measuring the provision for income taxes and recognizing deferred tax assets and liabilities on the balance sheet. The liability method requires that deferred

Notes to Financial Statements	Table of Contents
Accounting Policies

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

Table of Contents	Notes to Financial Statements
Accounting Policies

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

The company adopted ASU 2020-06 effective January 1, 2021, using the modified retrospective method, which resulted in the removal of convertible debt discounts of $25,218,000, adjustment of $34,798,000 to additional paid-in-capital and $9,670,000 adjustment to retained earnings. Convertible debt discounts prior to adoption of ASU 2020-06 were amortized over the convertible debt term through interest expense. Subsequent to adoption, convertible debt discounts are not applicable when accounting for debt as a single unit of account. Interest expense for 2020 and 2019 related to debt discount amortization (which was not recognized in 2021 due to adoption) were $9,673,000 or $0.28 per basic and diluted share and $12,325,000 or $0.37 per basic and diluted share, respectively. There was no impact of adoption on performance metrics used for short-term or long-term incentive compensation. Accretion specific to the Series II 2024 Notes was unaffected by adoption. Due to the valuation allowance, there was no net impact to income taxes for the adoption. Subsequent to adoption weighted average shares when calculating diluted earnings per share requires the application of the if-converted method for all convertible instruments.

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
The gross proceeds from the Transaction were $14,563,000, net of taxes and expenses. The company realized a pre-tax gain of $9,790,000.
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
Current Assets

Current Assets

Receivables

Receivables as of December 31, 2021 and 2020 consist of the following (in thousands):

	2021	2020
Accounts receivable, gross	$142,401	$131,055
Customer rebate reserve	(12,267)	(10,730)
Allowance for doubtful accounts	(3,642)	(4,031)
Cash discount reserves	(9,179)	(7,320)
Other, principally returns and allowances reserves	(603)	(386)
Accounts receivable, net	$117,115	$108,588

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
During the third quarter of 2021, the company entered into an agreement with a bank to sell certain trade receivables with governmental entity customers in the Nordic region without recourse. Under ASC 860, the sale of the receivables qualify as a true sale and not a secured borrowing. No gain or loss was recorded on the sale of the receivables. Bank charges, which are recorded as interest expense, attributable to the program were immaterial for the year ended December 31, 2021.

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

In North America, excluding Canada, good-standing receivables are assigned to the low risk pool and assigned an expected loss percentage of 1.0% as these receivables are deemed to share the same risk profile and collections efforts are the same. Installment receivables in North America are characterized as collection receivables and thus reserves based on specific analysis of each customer. In Canada, good-standing receivables and installment receivables are deemed low risk and assigned a loss percentage of 0.1%.

In Europe, expected losses are determined by each location in each region. Most locations have a majority of their receivables assigned to the low risk pool, which has an average expected loss percentage of 0.6%. About half of the locations have a portion of their receivables assigned as medium risk with an average expected loss percentage of 1.1%. Only a few locations have any receivables characterized as high risk and the average credit loss percentage for those locations is 2.7%. Collection risk is generally low as payment terms in certain key markets, such as Germany, are immediate and in many locations the ultimate customer is the government.

Notes to Financial Statements	Table of Contents
Current Assets

In the Asia Pacific region, receivables are characterized as low risk, which have an average expected loss percentage of 0.3%. Historical losses are low in this region where the use of credit insurance is often customary.

The movement in the trade receivables allowance for
doubtful accounts was as follows (in thousands):

2021
Balance as of beginning of period	$4,031
Current period provision	59
Direct write-offs charged against the allowance	(448)
Balance as of end of period	$3,642

The company did not make any material changes to the assignment of receivables to the different risk pools or to the expected loss reserves in the year. The company is monitoring the impacts of the COVID-19 pandemic and the possibility for an impact on collections, but to date this has not materially impacted 2021.

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

The company has recorded a contingent liability in the amount of $312,000 related to the contingent aspect of the company's guarantee associated with its arrangement with DLL. The contingent liability is recorded applying the same expected loss model used for the trade and installment receivables recorded on the company's books. Specifically, historical loss history is used to determine the expected loss percentage, which is then adjusted judgmentally to consider other factors, as needed.

The company’s U.S. customers electing to finance their purchases can do so using DLL. Repurchased DLL receivables recorded on the books of the company represent a single portfolio segment of receivables to the independent provider channel and long-term care customers. The portfolio segment of these receivables are distinguished by geography and credit quality. These receivables were repurchased from DLL because the customers were in default. Default with DLL is defined as a customer being delinquent by three payments.

The estimated allowance for uncollectible amounts and evaluation for both classes of installment receivables is based on the company’s quarterly review of the financial condition of each individual customer with the allowance for doubtful accounts adjusted accordingly. Installments are individually and not collectively reviewed. The company assesses the bad debt reserve levels based upon the status of the customer’s adherence to a legally negotiated payment schedule and the company’s ability to enforce judgments, liens, etc..

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

Table of Contents	Notes to Financial Statements
Current Assets

Installment receivables as of December 31, 2021 and 2020 consist of the following (in thousands):

	2021			2020
	Current	Long- Term	Total	Current	Long- Term	Total
Installment receivables	$218	$734	$952	$704	$1,105	$1,809
Less: Unearned interest	—	—	—	—	—	—
	218	734	952	704	1,105	1,809
Allowance for doubtful accounts	—	—	—	(325)	(162)	(487)
Installment receivables, net	$218	$734	$952	$379	$943	$1,322

Installment receivables purchased from DLL during the twelve months ended December 31, 2021 were $140,000 compared to $346,000 in 2020. No sales of installment receivables were made by the company during the year.

The movement in the installment receivables allowance for doubtful accounts was as follows (in thousands):

	2021	2020
Balance as of beginning of period	$487	$1,514
Current period provision (benefit)	(75)	66
Direct write-offs charged against the allowance	(412)	(1,093)
Balance as of end of period	$—	$487

Installment receivables by class as of December 31, 2021 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
Asia Pacific
Non-impaired installment receivables with no related allowance recorded	952	952	—	—
Total
Non-impaired installment receivables with no related allowance recorded	952	952	—	—
Impaired installment receivables with a related allowance recorded	—	—	—	—
Total installment receivables	$952	$952	$—	$—

Notes to Financial Statements	Table of Contents
Current Assets

Installment receivables by class as of December 31, 2020 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired installment receivables with a related allowance recorded	$615	$615	$487	$—
Asia Pacific
Non-impaired installment receivables with no related allowance recorded	1,194	1,194	—	—
Canada
Non-impaired installment receivables with no related allowance recorded	—	—	—	29
Total Canadian installment receivables	—	—	—	29
Total
Non-impaired installment receivables with no related allowance recorded	1,194	1,194	—	29
Impaired installment receivables with a related allowance recorded	615	615	487	—
Total installment receivables	$1,809	$1,809	$487	$29

Installment receivables with a related allowance recorded as noted in the table above represent those installment receivables on a non-accrual basis. As of December 31, 2021, the company had no U.S. installment receivables past due of 90 days or more for which the company is still accruing interest. Individually, all U.S.
installment receivables are assigned a specific allowance for doubtful accounts based on management's review when the company does not expect to receive both the contractual principal and interest payments as specified in the loan agreement.

The aging of the company's installment receivables was as follows as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021			December 31, 2020
	Total	U.S.	Asia Pacific	Total	U.S.	Canada
Current	$952	$—	$952	$1,194	$—	$1,194
0-30 days past due	—	—	—	—	—	—
31-60 days past due	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—
90+ days past due	—	—	—	615	615	—
	$952	$—	$952	$1,809	$615	$1,194

Table of Contents	Notes to Financial Statements
Current Assets

Inventories, Net

Inventories, net as of December 31, 2021 and 2020 consist of the following (in thousands):

	2021	2020
Finished goods	$62,124	$55,264
Raw materials	69,371	51,174
Work in process	12,779	9,046
Inventories, net	$144,274	$115,484
Other Current Assets

Other current assets as of December 31, 2021 and 2020 consist of the following (in thousands):

	2021	2020
Tax receivables principally value added taxes	$21,943	$22,500
Prepaid insurance	4,462	3,963
Prepaid inventory and freight	2,394	2,700
Recoverable income taxes	2,301	2,182
Receivable due from information technology provider	612	2,995
Derivatives (foreign currency forward contracts)	386	1,321
Prepaid debt fees	379	208
Service contracts	304	633
Prepaid and other current assets	7,255	8,215
Other Current Assets	$40,036	$44,717

Notes to Financial Statements	Table of Contents
Long-Term Assets

Long-Term Assets

Other Long-Term Assets

Other long-term assets as of December 31, 2021 and 2020 consist of the following (in thousands):

	2021	2020
Cash surrender value of life insurance policies	2,481	2,327
Deferred income taxes	1,540	2,048
Installment receivables	734	943
Deferred financing fees	409	411
Investments	86	85
Other	112	111
Other Long-Term Assets	$5,362	$5,925

Property and Equipment

Property and equipment as of December 31, 2021 and 2020 consist of the following (in thousands):

	2021	2020
Machinery and equipment	$278,347	$294,045
Land, buildings and improvements	27,299	28,509
Furniture and fixtures	8,943	10,001
Leasehold improvements	6,782	8,194
Capitalized software	30,448	17,527
Property and Equipment, gross	351,819	358,276
Accumulated depreciation	(290,898)	(302,033)
Property and Equipment, net	$60,921	$56,243

Machinery and equipment includes demonstration units placed in provider locations which are depreciated to their estimated recoverable values over their estimated useful lives.

In the fourth quarter of 2019, the company initiated the first stage of an Enterprise Resource Planning ("ERP") software implementation. Related to the ERP project, the company capitalized certain costs in accordance with ASC 350 as shown in capitalized software above. The net book value of capitalized software was $28,715,000 and $17,527,000 at December 31, 2021 and 2020, respectively. Depreciation expense related to capitalized software started in 2021, subsequent to the first stage implementation of the ERP and was $1,733,000 for the year ended December 31, 2021.

Unpaid purchases of property and equipment at December 31, 2021 and 2020 were $1,090,000 and $1,704,000, respectively and are excluded from purchases of property and equipment on the consolidated statements of cash flows for those periods ending and are included in subsequent periods when paid.

Table of Contents	Notes to Financial Statements
Long-Term Assets

Goodwill

The carrying amount of goodwill by reporting unit is as follows (in thousands):

	North America	Europe	Consolidated
Balance at December 31, 2019	28,162	345,241	373,403
Foreign currency translation adjustments	323	28,735	29,058
Balance at December 31, 2020	28,485	373,976	402,461
Foreign currency translation adjustments	79	(18,101)	(18,022)
Impairment of goodwill	(28,564)	—	(28,564)
Balance at December 31, 2021	—	355,875	355,875

In accordance with Intangibles—Goodwill and Other, ASC 350, goodwill is assessed for impairment. The company first estimates the fair value of each reporting unit and compares the calculated fair value to the carrying value of each reporting unit. A reporting unit is defined as an operating segment or one level below. The company had historically determined that its reporting units were North America / HME, Europe, Institutional Products Group and Asia Pacific.

During the third quarter of 2021, the company's reporting units of North America / HME and Institutional Products Group merged into one reporting unit of North America, consistent with the operating segment. Developments in 2021 and the conclusion of the reporting units merger were tied mostly to actions of the company to implement components of a new ERP system which changes both the level of discrete financial information readily available and the go-forward manner in which the company assesses performance and allocates resources to the North America operating segment.

The reporting unit change within the North America operating segment in the third quarter of 2021 was a triggering event and required the company to perform an interim goodwill impairment assessment. Based on the interim goodwill impairment assessment, the company concluded that the carrying value of the North America reporting unit was above its fair value. That conclusion resulted in the recording of impairment of goodwill in the third quarter of 2021 of $28,564,000.

The company completed the interim test in the third quarter of 2021 consistent with the process of its annual impairment assessment in the fourth quarter of each year.

There is no goodwill in the Asia Pacific reporting unit and the results of the Europe reporting unit assessment quantified its fair value to be substantially in excess of carrying value in the goodwill assessments completed in 2021.

The company completes its annual impairment assessment in the fourth quarter of each year or whenever events or changes in circumstances indicate the carrying value could be below a reporting unit's fair value. The fair values of the company's reporting units were calculated using inputs that are not observable in the market and included management's own estimates regarding the assumptions that market participants would use and thus these inputs are deemed Level III inputs in regard to the fair value hierarchy. To calculate the fair values of the reporting units, the company utilizes a discounted cash flow method model in which the company forecasts income statement and balance sheet amounts based on assumptions regarding projected sales growth, operating income, inventory turns, days' sales outstanding, etc. to forecast future cash flows. The projected operating income used has a significant impact upon the discounted cash flow methodology utilized in the company's annual impairment assessment as lower projected operating income would result in lower fair value estimates. The cash flows are discounted using a weighted average cost of capital discount rate where the cost of debt is based on quoted rates for 20-year debt of potential acquirer companies of similar credit risk and the cost of equity is based upon the 20-year treasury rate for the risk-free rate, a market risk premium, the industry average beta and a small cap stock adjustment. The assumptions used are based on a market participant's point of view and yielded a discount rate of 11.19% in 2021 for the company's impairment analyses for the reporting units with goodwill compared to 11.27% in 2020 and 11.88% in 2019. The WACC used has a significant impact on the discounted cash flow methodology utilized in the company's impairment assessment as a higher WACC would decrease the fair value estimates.

The company also utilizes an Enterprise Value (EV) to Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) Method to compute the fair value of its reporting units which considers potential acquirers and their EV to EBITDA multiples adjusted by an estimated premium. While more weight is given to the

Notes to Financial Statements	Table of Contents
Long-Term Assets

discounted cash flow method, the EV to EBITDA Method does provide corroborative evidence of the reasonableness of the discounted cash flow method results.

While there was no impairment in 2021 related to goodwill for the Europe reporting unit, a future potential impairment is possible for Europe should actual results differ materially from forecasted results used in the valuation analysis. Furthermore, the company's valuation of goodwill can differ materially if financial projections or the market inputs used to determine the WACC change significantly. For instance, higher interest rates or greater stock price volatility would increase the WACC and thus increase the chance of impairment. In consideration of this potential, the company assessed the results if the discount rate used were 100 basis points higher for the 2021 impairment analysis and determined that there still would not be impairment of goodwill for the Europe reporting unit. In addition, business changes impacting the company's assessment of reporting units could also have a material impact on impairment assessment results.
As part of the company's assessment of goodwill for impairment, the company also considers the potential for impairment of any intangible assets and other long-lived assets. Refer to Other Long-Term Assets, Property and Equipment and Intangibles in the Notes to the Consolidated Financial Statements.

Table of Contents	Notes to Financial Statements
Long-Term Assets

Intangibles

The company's intangibles consist of the following (in thousands):

	December 31, 2021		December 31, 2020
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer lists	$52,447	$52,447	$54,502	$54,502
Trademarks	24,137	—	25,112	—
Developed technology	7,652	7,149	7,924	7,204
Patents	5,543	5,543	5,556	5,556
License agreements	2,905	1,196	2,899	979
Other	1,147	1,140	1,162	1,151
Intangibles	$93,831	$67,475	$97,155	$69,392

All of the company's intangible assets have been assigned definite lives and continue to be amortized over their useful lives, except for trademarks shown above, which have indefinite lives.

The changes in intangible asset balances reflected on the balance sheet from December 31, 2020 to December 31, 2021 were the result of foreign currency translation on historical cost and accumulated amortization.
The company evaluates the carrying value of definite-lived assets annually in the fourth quarter and whenever events or circumstances indicate possible impairment. For the fourth quarter of 2021, the company concluded there was no impairment to be recorded.
Definite-lived assets are determined to be impaired if the future undiscounted cash flows expected to be generated by the asset are less than the carrying value. Actual impairment amounts for definite-lived assets are then calculated using a discounted cash flow calculation.
Any impairment for indefinite-lived intangible assets is calculated as the difference between the future discounted cash flows expected to be generated by the asset less than the carrying value for the asset. The company evaluated indefinite-lived intangible assets in the fourth quarter of 2021 and concluded there was no impairment to be recorded.
In 2019, the company recognized an intangible asset impairment charge in the Institutional Products Group reporting unit, which is part of the North America segment, of $587,000 ($435,000 after-tax) related to a trademark with an indefinite life. The fair value of the trademark was calculated using a relief from royalty payment methodology which requires applying an estimated market royalty rate to forecasted net sales and discounting the resulting cash flows to determine fair value. The fair values of the company's intangible assets were calculated using inputs that are not observable in the market and included management's own estimates regarding the assumptions that market participants would use and thus these inputs are deemed Level III inputs in regard to the fair value hierarchy.
Amortization expense related to intangible assets was $404,000, $377,000 and $1,827,000 for 2021, 2020 and 2019, respectively. Amortization expense for 2019 includes impairments. Estimated amortization expense for each of the next five years is expected to be $398,000 for 2022, $398,000 in 2023, $348,000 in 2024, $213,000 in 2025 and $211,000 in 2026. Amortized intangible assets are being amortized on a straight-line basis over remaining lives of 3 to 8 years with a weighted average remaining life of approximately 6.8 years.

Notes to Financial Statements	Table of Contents
Current Liabilities

Current Liabilities

Accrued Expenses

Accrued expenses as of December 31, 2021 and 2020 consisted of accruals for the following (in thousands):

	2021	2020
Taxes other than income taxes, primarily value added taxes	$24,012	$32,710
Salaries and wages	23,217	34,029
Warranty	11,198	10,991
Professional	8,697	7,375
Rebates	6,569	8,644
Freight	5,460	3,190
Deferred revenue	4,156	3,516
IT service contracts	4,013	3,799
Interest	3,297	2,076
Product liability, current portion	2,362	2,453
Derivatives (foreign currency forward exchange contracts)	1,938	1,432
Insurance	625	878
Severance	400	6,249
Supplemental Executive Retirement Program liability Plan (SERP)	391	391
Rent	196	585
Other items, principally trade accruals	6,440	7,955
Accrued Expenses	$102,971	$126,273

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

The reduction in accrued salaries and wages from December 31, 2020 to December 31, 2021 is primarily attributable to a reduction in performance bonus accrual.

The reduction in taxes other than income taxes from December 31, 2020 to December 31, 2021 is primarily attributable to payments deferred in 2020 from global pandemic relief programs.

The reduction in accrued severance from December 31, 2020 to December 31, 2021 primarily relates to payments of restructuring costs with respect to the German manufacturing facility consolidation.

Table of Contents	Notes to Financial Statements
Current Liabilities

The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

	2021	2020
Balance as of January 1	$10,991	$11,626
Warranties provided during the period	6,361	6,144
Settlements made during the period	(6,718)	(8,043)
Changes in liability for pre-existing warranties during the period, including expirations	564	1,264
Balance as of December 31	$11,198	$10,991

Warranty reserves are subject to adjustment in future periods as new developments change the company's estimate of the total cost. In 2020, warranty expense includes a provision of $768,000 for a product recall which was related to a component on a respiratory product, recorded in the North America segment.

Notes to Financial Statements	Table of Contents
Long-Term Liabilities

Long-Term Liabilities

Long-Term Debt

Debt as of December 31, 2021 and 2020 consisted of the following (in thousands):

	2021	2020
Convertible senior notes at 5.00%, due in February 2021	$—	$1,242
Convertible senior notes at 4.50%, due in June 2022	2,642	73,869
Convertible senior notes Series I at 5.00%, due in November 2024	72,140	62,984
Convertible senior notes Series II at 5.00%, due in November 2024	78,251	64,919
Convertible senior notes at 4.25%, due in March 2026	119,036	—
Other obligations	36,060	42,039
	308,129	245,053
Less current maturities of long-term debt	(3,107)	(5,612)
Long-Term Debt	$305,022	$239,441

On September 30, 2015, the company entered into an Amended and Restated Revolving Credit and Security Agreement, which was subsequently amended (the "Credit Agreement") and which matures on January 16, 2024. The Credit Agreement was entered into by and among the company, certain of the company’s direct and indirect U.S. and Canadian subsidiaries and certain of the company’s European subsidiaries (together with the company, the “Borrowers”), certain other of the company’s direct and indirect U.S., Canadian and European subsidiaries (the “Guarantors”), and PNC Bank, National Association (“PNC”), JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited, KeyBank National Association, and Citizens Bank, National Association (the “Lenders”). PNC is the administrative agent (the “Administrative Agent”) and J.P. Morgan Europe Limited is the European agent (the “European Agent”) under the Credit Agreement. In connection with entering into the company's Credit Agreement, the company incurred fees which were capitalized and are being amortized as interest expense. As of December 31, 2021, debt fees yet to be amortized through January 2024 totaled $788,000.

The company had outstanding letters of credit of $3,450,000 and $7,752,000 as of December 31, 2021 and 2020, respectively. Outstanding letters of credit and other reserves impacting borrowing capacity were $2,585,000 and $7,616,000 as of December 31, 2021 and 2020, respectively. The company had outstanding borrowings of $22,150,000 and $20,000,000 under its North America Credit Facility as of December 31, 2021 and 2020, respectively. The company had outstanding borrowings of $7,366,000 (€6,500,000) under its French Credit Facility and $5,986,000 (£4,500,000) under its UK Credit Facility as of December 31, 2021, together referred to as the European Credit Facility. The company had outstanding borrowings of $7,636,000 (€6,400,000) under its French
Credit Facility and $3,866,000 (£2,900,000) under its UK Credit Facility as of December 31, 2020. For 2021 and 2020, the weighted average interest rate on all borrowings, excluding finance leases, was 4.5% and 4.6%, respectively.

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

The aggregate borrowing availability under the North America Credit Facility is determined based on a borrowing base formula. The aggregate usage under the North America Credit Facility may not exceed an amount equal to the sum of (a) 85% of eligible U.S. accounts receivable plus (b) the lesser of (i) 70% of eligible U.S. inventory and eligible foreign in-transit inventory and (ii) 85% of the net orderly liquidation value of eligible U.S. inventory and eligible foreign in-transit inventory (not to exceed $4,000,000), plus (c) the lesser of (i) 80% of the net orderly liquidation value of U.S. eligible machinery and equipment and (ii) $0 as of December 31, 2021 (subject to reduction as provided in the Credit Agreement), plus (d)

Table of Contents	Notes to Financial Statements
Long-Term Liabilities

85% of eligible Canadian accounts receivable, plus (e) the lesser of (i) 70% of eligible Canadian inventory and (ii) 85% of the net orderly liquidation value of eligible Canadian inventory, less (f) swing loans outstanding under the North America Credit Facility, less (g) letters of credit issued and undrawn under the North America Credit Facility, less (h) a $3,000,000 minimum availability reserve, less (i) other reserves required by the Administrative Agent, and in each case subject to the definitions and limitations in the Credit Agreement. As of December 31, 2021, the company was in compliance with all covenant requirements. As of December 31, 2021, the company had gross borrowing base of $38,979,000 and net borrowing availability of $26,644,000 under the North America Credit Facility under the Credit Agreement, considering the minimum availability reserve, then-outstanding letters of credit, other reserves and the $6,750,000 dominion trigger amount described below.

Interest will accrue on outstanding indebtedness under the Credit Agreement at the LIBOR rate, plus a margin ranging from 2.25% to 2.75%, or at the alternate base rate, plus a margin ranging from 1.25% to 1.75%, as selected by the company. Borrowings under the U.S. and Canadian Credit Facility are subject to commitment fees of 0.25% or 0.375% per year, depending on utilization.

The Credit Agreement contains customary representations, warranties and covenants. Exceptions to the operating covenants in the Credit Agreement provide the company with flexibility to, among other things, enter into or undertake certain sale and leaseback transactions, dispositions of assets, additional credit facilities, sales of receivables, additional indebtedness and intercompany indebtedness, all subject to limitations set forth in the Credit Agreement, as amended. The Credit Agreement also contains a covenant requiring the company to maintain minimum availability under the North America Credit Facility of not less than (i) 12.5% of the maximum amount that may be drawn under the North America Credit Facility for five (5) consecutive business days, or (ii) 11.25% of the maximum amount that may be drawn under the North America Credit Facility on any business day. The company also is subject to dominion triggers under the North America Credit Facility requiring the company to maintain borrowing capacity of not less than $6,750,000 on any business day or any five consecutive days in order to avoid triggering full control by an agent for the Lenders of the company's cash receipts for application to the company's obligations under the agreement.

The Credit Agreement contains customary default provisions, with certain grace periods and exceptions, which provide for events of default that include, among other things, failure to pay amounts due, breach of covenants, representations or warranties, bankruptcy, the occurrence of a material adverse effect, exclusion from any medical reimbursement program, and an interruption of any material manufacturing facilities for more than 10 consecutive days. The proceeds of the North America Credit Facility will be used to finance the working capital and other business needs of the company. There was $22,150,000 outstanding under the North America Credit Facility at December 31, 2021.

European Credit Facility

The Credit Agreement also provides for a revolving credit, letter of credit and swing line loan facility which gives the company and the European Borrowers the ability to borrow up to an aggregate principal amount of $30,000,000, with a $5,000,000 sublimit for letters of credit and a $2,000,000 sublimit for swing line loans (the “European Credit Facility”). Up to $15,000,000 of the European Credit Facility will be available to each of Invacare Limited (the “UK Borrower”) and Invacare Poirier SAS (the “French Borrower” and, together with the UK Borrower, the “European Borrowers”). The European Credit Facility matures in January 2024, together with the North America Credit Facility.

The aggregate borrowing availability for each European Borrower under the European Credit Facility is determined based on a borrowing base formula. The aggregate borrowings of each of the European Borrowers under the European Credit Facility may not exceed an amount equal to (a) 85% of the European Borrower's eligible accounts receivable, less (b) the European Borrower's borrowings and swing line loans outstanding under the European Credit Facility, less (c) the European Borrower's letters of credit issued and undrawn under the European Credit Facility, less (d) a $3,000,000 minimum availability reserve, less (e) other reserves required by the European Agent, and in each case subject to the definitions and limitations in the Credit Agreement. As of December 31, 2021, the gross borrowing base to the European Borrowers under the European Credit Facility was $21,576,000 and net borrowing availability was $15,201,000, considering the $3,000,000 minimum availability reserve and a $3,375,000 dominion trigger amount described below. Borrowing availability is based on a prior month base in USD. Actual borrowings in GBP and EUR fluctuate in USD between date of borrowing and when translated for consolidated reporting.

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

Notes to Financial Statements	Table of Contents
Long-Term Liabilities

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

The European Credit Facility is secured by substantially all the personal property assets of the UK Borrower and its in-country subsidiaries, and all the receivables of the French Borrower and its in-country subsidiaries. The UK and French facilities (which comprise the European Credit Facility) are cross collateralized, and the US personal property assets previously pledged under the North America Credit Facility also serve as collateral for the European Credit Facility.

The European Credit Facility is subject to customary representations, warranties and covenants generally consistent with those applicable to the North America Credit Facility. Exceptions to the operating covenants in the Credit Agreement provide the company with flexibility to, among other things, enter into or undertake certain sale/leaseback transactions, dispositions of assets, additional credit facilities, sales of receivables, additional indebtedness and intercompany indebtedness, all subject to limitations set forth in the Credit Agreement. The Credit Agreement also contains a covenant requiring the European Borrowers to maintain undrawn availability under the European Credit Facility of not less than (i) 12.5% of the maximum amount that may be drawn under the European Credit Facility for five (5) consecutive business days, or (ii) 11.25% of the maximum amount that may be drawn under the European Credit Facility on any business day. The European Borrowers also are subject to cash dominion triggers under the European Credit Facility requiring the European Borrower to maintain borrowing capacity of not less than $3,750,000 on any business day or $3,375,000 for five consecutive business days in order to avoid triggering full control by an agent for the Lenders of the European Borrower's cash receipts for application to its obligations under the European Credit Facility.

The European Credit Facility is subject to customary default provisions, with certain grace periods and exceptions, consistent with those applicable to the North America Credit Facility, which provide that events of default include, among other things, failure to pay amounts due, breach of covenants, representations or warranties, cross-default, bankruptcy, the occurrence of a material adverse effect, exclusion from any medical reimbursement program, and an interruption in the operations of any material manufacturing facility for more than 10 consecutive days. The proceeds of the European Credit
Facility will be used to finance the working capital and other business needs of the company. As of December 31, 2021, the company had borrowings of $7,366,000 (€6,500,000) under its French Credit Facility and $5,986,000 (£4,500,000) under its UK Credit Facility as of December 31, 2020, together referred to as the European Credit Facility. The company had outstanding borrowings of $7,636,000 (€6,400,000) under its French Credit Facility and $3,866,000 (£2,900,000) under its UK Credit Facility as of December 31, 2020.

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

On December 29, 2021, the Credit Agreement was further amended with the primary provisions to replace the references to the LIBOR rate or Euro rate to a term secured overnight finance rate (SOFR).
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
In connection with the offering of the 2021 Notes, the company entered into privately negotiated convertible note hedge transactions with two financial institutions (the "option counterparties"). The company evaluated the note hedges under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and

Table of Contents	Notes to Financial Statements
Long-Term Liabilities

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

During the third quarter of 2020, the company repurchased $24,466,000 aggregate principal amount of 2021 Notes, resulting in a $761,000 loss on debt extinguishment. As a result of the repurchase of 2021 Notes in the third quarter of 2020 and the exchange of 2021 Notes for new notes in the second quarter of 2020, a partial unwind of the note hedge options and warrants entered into with the issuance of the 2021 Notes also occurred. The partial unwind of the note hedge options and warrants resulted in no net impact to cash or paid-in-capital. Note hedge options outstanding relating to the 2021 Notes were reduced to 62,341 and subsequently expired on February 15, 2021. The warrants began to expire on May 15, 2021 and then partially expire on each trading day over the 220 trading day period following May 15, 2021. Warrants outstanding on December 31, 2021 were 856,920. If exercised, one Common Share is issuable upon exercise of each warrant, but may be adjusted to include additional Common Shares for each warrant under certain circumstances if the relevant share price exceeds the warrant strike price for the relevant measurement period at the time of exercise. Common Shares are reserved for issuance upon exercise of the remaining warrants relating to the 2021 Notes at two Common Shares per warrant.
The liability components of the 2021 Notes consist of the following (in thousands):

	December 31, 2021	December 31, 2020
Principal amount of liability component	$—	$1,250
Unamortized discount	—	(7)
Debt fees	—	(1)
Net carrying amount of liability component	$—	$1,242

Notes to Financial Statements	Table of Contents
Long-Term Liabilities

The unamortized discount was reduced to $0 upon adoption of ASU 2020-06, effective January 1, 2021. The effective interest rate on the liability component was 11.1% upon original issuance including consideration of the discount. Non-cash interest expense of $0 and $1,782,000 was recognized in 2021 and 2020, respectively. Interest expense of $8,000 and $1,632,000 was accrued for in 2021 and 2020, respectively, based on the stated coupon rate of 5.0%.

Convertible senior notes due 2022

In the second quarter of 2017, the company issued $120,000,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2022 (the “2022 Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 Notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on June 1 and December 1 of each year, beginning December 1, 2017. The 2022 Notes will mature on June 1, 2022, unless repurchased or converted in accordance with their terms prior to such date. Prior to December 1, 2021, the 2022 Notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Prior to May 16, 2019, the 2022 Notes were convertible, subject to certain conditions, into cash only. On May 16, 2019, the company obtained shareholder approval under applicable New York Stock Exchange rules such that conversion of the 2022 Notes may be settled in cash, the company’s common shares or a combination of cash and the company’s common shares, at the company’s election. At December 31, 2021, $2,650,000 aggregate principal amount of the 2022 Notes remained outstanding, following the exchange transactions completed in the second quarter of 2020 and the repurchase of debt completed in the first quarter of 2021, as further discussed below.

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

Table of Contents	Notes to Financial Statements
Long-Term Liabilities

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

There were 120,000 note hedge options relating to the 2022 Notes outstanding at December 31, 2021, but only 2,650 remained available for exercise. Note hedge options related to the 2022 Notes will expire June 1, 2022.

Warrants relating to the 2022 Notes outstanding on December 31, 2021 were 7,393,141. If exercised, one common share is issued upon exercise of each warrant, but may be adjusted under certain circumstances if the relevant share price exceeds the warrant strike price for the relevant measurement period at the time of exercise. Common shares are reserved for issuance upon exercise of the remaining warrants relating to the 2022 Notes at two common shares per warrant. The warrants will begin to expire on September 1, 2022 and then partially expire on each trading day over the 220 trading day period following September 1, 2022.

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

The liability components of the 2022 Notes consist of the following (in thousands):

	December 31, 2021	December 31, 2020
Principal amount of liability component	$2,650	$81,500
Unamortized discount	—	(6,772)
Debt fees	(8)	(859)
Net carrying amount of liability component	$2,642	$73,869

The unamortized discount was reduced to $0 upon adoption of ASU 2020-06, effective January 1, 2021. The effective interest rate on the liability component was 10.9% upon original issuance including consideration of the discount. Total interest expense subsequent to adoption of ASU 2020-06 includes coupon interest and amortization of debt fees. Non-cash interest expense of $0 and $4,894,000 was recognized in 2021 and 2020, respectively. Interest expense of $859,000 and $4,404,000 was accrued for the same periods, based on the stated coupon rate of 4.5%. The effective interest rate of the 2022 Notes as of December 31, 2021 was 5.4%.
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
Prior to the maturity of the Series I 2024 Notes, the company may, at its election, redeem for cash all or part of

Notes to Financial Statements	Table of Contents
Long-Term Liabilities

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

The liability components of the Series I 2024 Notes consist of the following (in thousands):

	December 31, 2021	December 31, 2020
Principal amount of liability component	$72,909	$72,909
Unamortized discount	—	(8,888)
Debt fees	(769)	(1,037)
Net carrying amount of liability component	$72,140	$62,984

The unamortized discount was reduced to $0 upon adoption of ASU 2020-06, effective January 1, 2021. The effective interest rate on the liability component was 8.77% upon original issuance including consideration of the discount. Total interest expense subsequent to adoption includes coupon interest and amortization of debt fees. Non-cash interest expense of $0 and $1,845,000 was recognized in 2021 and 2020, respectively. Interest expense of $3,645,000 and $3,646,000 was accrued in 2021 and 2020, respectively, based on the stated coupon rate of 5.0%. The effective interest rate of the Series I 2024 Notes as of December 31, 2021 was 5.4%. The Series I 2024 Notes were not convertible as of December 31, 2021, nor was the applicable conversion threshold met.

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

Table of Contents	Notes to Financial Statements
Long-Term Liabilities

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

The principal amount of the Series II 2024 Notes also will accrete at a rate of approximately 4.7% per year commencing June 4, 2020, compounding on a semi-annual basis. The accreted portion of the principal is payable in cash upon maturity but does not bear interest and is not convertible into the company’s common shares. The total amount accreted as of December 31, 2021 was $5,347,000 and $1,813,000 as of December 31, 2020. Remaining accretion until maturity (at current principal) was $11,275,000 as of December 31, 2021.

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

The liability components of the Series II 2024 Notes consist of the following (in thousands):

	December 31, 2021	December 31, 2020
Principal amount of liability component - including accretion	$79,222	$75,688
Unamortized discount	—	(9,461)
Debt fees	(971)	(1,308)
Net carrying amount of liability component	$78,251	$64,919

The unamortized discount was reduced to $0 upon adoption of ASU 220-06, effective January 1, 2021. The effective interest rate on the liability component was 8.99% upon original issuance including consideration of the discount. Total interest expense subsequent to adoption includes coupon interest, accretion and amortization of debt fees. Non-cash interest expense, including accretion, of $3,534,000 and $2,966,000 was recognized in 2021 and 2020, respectively. Interest expense of $3,693,000 and $2,123,000 was accrued in 2021 and 2020, respectively based on the stated coupon rate of 5.0%. The effective interest rate of the Series II 2024 Notes as of December 31, 2021 including coupon interest, amortization of debt fees and accretion to maturity was 10.4%. The Series II 2024 Notes were not convertible as of December 31, 2021 nor was the applicable conversion threshold met.

Notes to Financial Statements	Table of Contents
Long-Term Liabilities

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

The liability components of the 2026 Notes consist of the following (in thousands):

December 31, 2021
Principal amount of liability component	$125,000
Debt fees	(5,964)
Net carrying amount of liability component	$119,036

Interest expense of $4,220,000 was accrued for the twelve months ended December 31, 2021 based on the stated coupon rate of 4.25%. The effective interest rate of the 2026 Notes as of December 31, 2021 was 5.4%. The 2026 Notes were not convertible as of December 31, 2021 nor was the applicable conversion threshold met.

In March 2021, in connection with the pricing of the 2026 Notes, the company entered into capped call transactions (the “Capped Call Transactions”) with certain option counterparties. The company used $18,787,000 of the net proceeds of the private offering of the 2026 Notes to pay the cost of the Capped Call Transactions with the offset recorded to additional paid-in-capital.

The Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the

Table of Contents	Notes to Financial Statements
Long-Term Liabilities

2026 Notes and/or offset any cash payments the company is required to make in excess of the principal amount of converted notes, as the case may be, in the event that the market price per share of the company’s common shares, as measured under the terms of the Capped Call Transactions, is greater than the strike price of the Capped Call Transactions, which is initially $10.57, corresponding to the initial conversion price of the 2026 Notes, subject to anti-dilution adjustments. If, however, the market price per company common share, as measured under the terms of the Capped Call Transactions, exceeds the cap price of the Capped Call Transactions, which is initially $16.58 (subject to adjustments), there would nevertheless be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that such market price exceeds the cap price of the Capped Call Transactions. The Capped Call Transactions expire March 15, 2026, subject to earlier exercise. There were 125,000 capped call options related to the 2026 Notes outstanding on December 31, 2021.

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

CARES Act Loan

On May 15, 2020, the company entered into an unsecured loan agreement in the aggregate amount of $10,000,000 pursuant to sections 1102 and 1106 of the Coronavirus Aid, Relief and Economic Security, "CARES," Act which was evidenced by a promissory note, dated May 13, 2020, and would bear interest at a fixed rate of 1.00%. This loan may be forgivable, partially or in full, if certain conditions are met, principally based on having been disbursed for permissible purposes and based on average levels of employment over a designated period of time. At the time of the loan, no assurance could be given that the company would be granted forgiveness of the loan in whole or in part. Originally, payments were to commence in December 2020.

In the third quarter of 2021, the company applied for forgiveness of the CARES Act debt along with its accrued interest. The company received notification of approval of its debt forgiveness inclusive of accrued interest, in full, and as a result, the company recorded a gain on extinguishment of debt of $10,131,000.

The aggregate minimum maturities of long-term debt (excluding finance leases) for each of the next five years are as follows: $3,115,000 in 2022, $92,000 in 2023, $187,633,000 in 2024, $0 in 2025, and $125,000,000 in 2026. Interest paid on all borrowings was $17,243,000, $16,909,000 and $15,042,000 in 2021, 2020 and 2019, respectively.

Notes to Financial Statements	Table of Contents
Long-Term Liabilities

Other Long-Term Obligations

Other long-term obligations as of December 31, 2021 and 2020 consist of the following (in thousands):

	2021	2020
Deferred income taxes	$21,664	$23,234
Product liability	11,342	12,304
Pension	7,814	9,088
Deferred compensation	6,174	5,318
Deferred gain on sale leaseback	5,174	5,502
Supplemental Executive Retirement Plan liability	5,106	5,368
Death benefit obligation plan	4,568	4,723
Uncertain tax obligation including interest	3,171	3,114
Other	1,783	1,823
Other Long-Term Obligations	$66,796	$70,474

On April 23, 2015, the company entered into a real estate sales leaseback transaction which resulted in the recording of an initial deferred gain of $7,414,000, the majority of which is included in Other Long-Term Obligations and will be recognized over the 20-year life of the leases. The gain realized was $317,000 and $305,000 for December 31, 2021 and 2020, respectively.

Table of Contents	Notes to Financial Statements
Long-Term Liabilities

Leases and Commitments

The company reviews new contracts to determine if the contracts include a lease. To the extent a lease agreement includes an extension option that is reasonably certain to be exercised, the company has recognized those amounts as part of the right-of-use assets and lease liabilities. The company does not combine lease and certain non-lease components, such as common area maintenance, in the calculation of the lease assets and related liabilities. As most lease agreements do not provide an implicit rate, the company uses an incremental borrowing rate (IBR) based on information available at commencement date in determining the present value of lease payments and to help classify the lease as operating or financing. The company calculates its IBR based on the secured rates of the company's recent debt issuances, the credit rating of the company, changes in currencies, lease repayment timing as well as other publicly available data.

The company leases a portion of its facilities, transportation equipment, data processing equipment and certain other equipment. These leases have terms from 1 to 20 years and provide for renewal options. Generally, the company is required to pay taxes and normal expenses associated with operating the facilities and equipment. As of December 31, 2021, the company is committed under non-cancelable leases, which have initial or remaining terms in excess of one year and expire on various dates through 2040.
On April 23, 2015, the company sold and leased back, under four separate lease agreements, four properties located in Ohio and one property in Florida for net proceeds of $23,000,000, which were used to reduce debt under the North America Credit Facility. The initial total annual rent for the properties was $2,275,000 and can increase annually over the 20-year term of the leases based on the applicable geographical consumer price index (CPI). Each of the four lease agreements contains three 10-year renewals with the rent for each option term based on the greater of the then-current fair market rent for each property or the then- current rate and increasing annually by the applicable CPI. Under the terms of the lease agreements, the company is responsible for all taxes, insurance and utilities. The company is required to adequately maintain each of the properties and any leasehold improvements will be amortized over the lesser of the lives of the improvements or the remaining lease lives, consistent with any other company leases.
In connection with the transaction, the requirements for sale lease-back accounting were met. Accordingly, the company recorded the sale of the properties, removed the related property and equipment from the company's balance sheet, recognized an initial deferred gain of $7,414,000 and an immediate loss of $257,000 related to one property and recorded new lease liabilities. Specifically, the company recorded four finance leases totaling $32,339,000 and one operating lease related to leased land, which was not a material component of the transaction. The gains on the sales of the properties were required to be deferred and recognized over the life of the leases as the property sold is being leased back. The deferred gain is classified under Other Long-Term Obligations on the consolidated balance sheet. The gains realized were $317,000 and $305,000 in 2021 and 2020, respectively.

Lease expenses for the year ended December 31, 2021 and December 31, 2020, respectively, were as follows (in thousands):

	2021	2020
Operating leases	$7,394	$8,138
Variable and short-term leases	3,541	3,968
Total operating leases	$10,935	$12,106

Finance lease interest cost	$4,601	$2,544
Finance lease depreciation	4,996	3,479
Total finance leases	$9,597	$6,023

Notes to Financial Statements	Table of Contents
Long-Term Liabilities

Future minimum operating and finance lease commitments, as of December 31, 2021, are as follows (in thousands):

	Finance Leases	Operating Leases
2022	$7,030	$4,848
2023	6,943	2,887
2024	6,880	2,217
2025	6,765	1,798
2026	6,675	1,150
Thereafter	72,641	1,763
Total future minimum lease payments	106,934	14,663
Amounts representing interest	(40,189)	(2,212)
Present value of minimum lease payments	66,745	12,451
Less: current maturities of lease obligations	(3,009)	(4,217)
Long-term lease obligations	$63,736	$8,234
Supplemental cash flow amounts for the year ended December 31, 2021 and December 31, 2020, respectively, were as follows (in thousands):

Cash Activity: Cash paid in measurement of amounts for lease liabilities	December 31, 2021	December 31, 2020
Operating leases	$11,089	$12,527
Finance leases	8,166	5,316
Total	$19,255	$17,843

Non-Cash Activity: Right-of-use assets obtained in exchange for lease obligations	December 31, 2021	December 31, 2020
Operating leases	$7,491	$6,155
Finance leases	6,572	40,078
Total	$14,063	$46,233

Weighted-average remaining lease terms and discount rates for finance and operating leases are as follows as of December 31, 2021 and December 31, 2020, respectively,:

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term - finance leases	15.8 years	17.0 years
Weighted-average remaining lease term - operating leases	5.0 years	4.6 years
Weighted-average discount rate - finance leases	6.43%	6.41%
Weighted-average discount rate - operating leases	7.1%	7.82%

Table of Contents	Notes to Financial Statements
Retirement and Benefit Plans

Retirement and Benefit Plans

Substantially all full-time salaried and hourly domestic employees are included in the Invacare Retirement Savings Plan sponsored by the company. The company makes matching cash contributions up to 66.7% of employees' contributions up to 3% of compensation. The company also may make quarterly contributions to this Plan equal to a percentage of qualified wages. The company may make discretionary contributions to the domestic plans based on an annual resolution of the Board of Directors. Contribution expense for the Invacare Retirement Savings Plan in 2021, 2020 and 2019 was $1,022,000, $1,214,000 and $1,765,000, respectively.

The company sponsors a Deferred Compensation Plus Plan covering certain employees, which provides for elective deferrals and the company retirement deferrals so that the total retirement deferrals equal amounts that would have contributed to the company's principal retirement plans if it were not for limitations imposed by income tax regulations.

The company sponsors a non-qualified defined benefit Supplemental Executive Retirement Plan (SERP) for certain key executives. Effective December 31, 2008, the SERP was amended, in part to comply with IRS Section 409A. As a result of the amendment, the plan became a defined benefit cash balance plan for the non-retired participants and thus, payments by the company since December 31, 2008 have been based upon a cash balance formula with interest credited at a rate determined annually by the Compensation and Management Development Committee of the Board of Directors. In 2021, 2020 and 2019, respectively, interest was credited at 0% for active participants in the SERP. The plan continues to be unfunded with individual hypothetical accounts maintained for each participant.

The SERP projected benefit obligation related to this unfunded plan was $5,497,000 and $5,759,000 at December 31, 2021 and December 31, 2020, respectively, and the accumulated benefit obligation was $5,497,000 and $5,759,000 at December 31, 2021 and December 31, 2020, respectively. The projected benefit obligations for the SERP as well as the Death Benefit Only Plan discussed below were calculated using an assumed future salary increase of 3.25% at December 31, 2021 and 2020, respectively. The assumed discount rate, relevant for three participants unaffected by the plan conversion was 2.83% and 2.52% for 2021 and 2020, respectively, based upon the discount rate on high-quality fixed-income investments without adjustment. The retirement age was 67 for 2021 and 2020, respectively. The mortality assumptions used for 2021 and 2020 were based upon the Pri.A-2012 White Collar Fully Generational Mortality Table using Scale
MP-2021 and the Pri.A-2012 White Collar Fully Generational Mortality Table using Scale MP-2020, respectively.

Expense for the SERP in 2021, 2020 and 2019 was $129,000, $326,000 and $574,000, respectively. The expense was composed of interest expense in 2021, 2020 and 2019 of $4,000, $213,000 and $392,000, respectively, with the remaining non-interest expense related to service costs, prior service costs and other gains/losses. Benefit payments in 2021, 2020 and 2019 were $391,000, $391,000 and $391,000, respectively.

The company also sponsors a Death Benefit Only Plan (DBO) for certain key executives that provides a benefit equal to three times the participant's final target earnings should the participant's death occur while an employee and a benefit equal to one time the participant's final earnings upon the participant's death after normal retirement or if a participant dies after his or her employment with the company is terminated following a change in control of the company. Expense for the plan in 2021, 2020 and 2019 was $30,000, $640,000, and $561,000, respectively. The 2021 amount included service and accrual adjustment income of $68,000 compared to 2020 and 2019 amounts which included service and accrual adjustment expense of $569,000, and $488,000, respectively, with the remaining activity in each year related to interest costs. There were no benefit payments in 2021, 2020 and 2019. In conjunction with the company's DBO, the company has invested in life insurance policies related to certain employees to help satisfy the DBO obligations.

In Europe, the company maintains a defined benefit plan in Switzerland. The statutory pension plan is maintained with a private insurance company and, in accordance with Swiss law, the plan functions as a defined contribution plan whereby employee and employer contributions are defined as a percentage of individual salary depending on the age of the employee and a guaranteed interest rate, which is annually defined by the Swiss Pension Fund. Under U.S. GAAP, the plan is treated as defined benefit plan. Income for 2021 for the European plan was $823,000 compared to 2020 and 2019 expense of $1,678,000 and $34,000, respectively.

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

The following tables disaggregate the company's revenues by major source and by reportable segment for the year ended December 31, 2021 and December 31, 2020 (in thousands):

	2021
	Products	Service	Total
Europe	$486,190	$12,928	$499,118
N.A.	340,269	711	340,980
All Other	27,221	5,138	32,359
Total	$853,680	$18,777	$872,457
% Split	98%	2%	100%

	2020
	Products	Service	Total
Europe	$455,638	$12,403	$468,041
N.A.	347,476	831	348,307
All Other	29,755	4,586	34,341
Total	$832,869	$17,820	$850,689
% Split	98%	2%	100%

The company's revenues are principally related to the sale of products, approximately 98%, with the remaining 2% related to services including repair, refurbishment, preventive maintenance and rental of products. While the company has a significant amount of contract types, the sales split by contract type is estimated as follows: general terms and conditions (30%), large national customers (23%), governments, principally pursuant to tender contracts (22%) and other customers including buying groups and independent customers (25%).

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

Revenue is recognized when obligations under the terms of a contract with the customer are satisfied; generally, this occurs with the transfer of control of the company's products and services. The amount of consideration received and revenue recognized by the company can vary as a result of variable consideration terms included in the contracts related to customer rebates, cash discounts and return policies. Revenue is measured as the amount of consideration probable of not having a significant reversal of cumulative revenue recognized when related uncertainties are resolved. Customer rebates and cash discounts are estimated based on the most likely amount principle and these estimates are based on historical experience and anticipated performance. In addition, customers have the right to return products within the company's normal terms policy, and as such the company estimates the expected returns based on an analysis of historical experience. The company adjusts its estimate of revenue at the earlier of when the most likely amount of consideration it expects to receive changes or when the consideration becomes fixed. The company generally does not expect that there will be significant changes to its estimates of variable consideration (refer to “Receivables” and "Accrued Expenses" in the Notes to the Consolidated Financial Statements include elsewhere in this report for more detail).

Depending on the terms of the contract, the company may defer the recognition of a portion of the revenue at the end of a reporting period to align with transfer of control of the company's products to the customer. In addition, to the extent performance obligations are satisfied over time, the company defers revenue recognition until the performance obligations are satisfied. As of December 31, 2021 and December 31, 2020, the company had deferred revenue of $4,156,000 and $3,516,000, respectively, related to outstanding performance obligations.

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

As of December 31, 2021, 3,667 Class B Common Shares remained outstanding. Prior conversions of Class B Common Shares have virtually eliminated the company's dual class voting structure. As of December 31, 2021, the holders of the Common Shares represented approximately 99.9% of the company's total outstanding voting power.

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
The Compensation and Management Development Committee of the Board (the “Compensation Committee”), in its discretion, may grant an award under the 2018 Plan to any director or employee of the company or an affiliate. As of December 31, 2021, 3,475,496 Common Shares were available for future issuance under the 2018 Plan in connection with the following types of awards with respect to the company's Common Shares: incentive stock options, nonqualified stock options, SARs, restricted stock, restricted stock units, unrestricted stock and performance shares. The Compensation Committee also may grant performance units that are payable in cash. The Compensation Committee has the authority to determine which participants will receive awards, the amount of the awards and the other terms and conditions of the awards. The Common Shares available for further issuance under the 2018 Plan as of December 31, 2021 includes an additional 2,500,000 Common Shares that were added pursuant to an amendment approved by shareholders at the company’s 2021 annual shareholders meeting on May 20, 2021.
The 2018 Plan provides that shares granted come from the company's authorized but unissued Common Shares or treasury shares. In addition, the company's stock-based compensation plans allow employee participants to exchange shares for minimum withholding taxes, which results in the company acquiring treasury shares. Under these provisions, the company acquired approximately 213,000 treasury shares for $1,754,000 in 2021, 231,000 shares for $1,707,000 in 2020 and 112,000 shares for $894,000 in 2019.

Notes to Financial Statements	Table of Contents
Equity Compensation

The amounts of equity-based compensation expense recognized as part of SG&A expenses in All Other in business segment reporting were as follows (in thousands):

	2021	2020	2019
Non-qualified and performance stock options	$—	$—	$1,939
Restricted stock / units	5,450	5,332	4,772
Performance shares / units	(1,127)	3,313	4,399
Total stock-based compensation expense	$4,323	$8,645	$11,110

As of December 31, 2021, unrecognized compensation expense related to equity-based compensation arrangements granted under the company's 2018 Plan and previous plans, which is related to non-vested options and shares, was as follows (in thousands):

	2021	2020	2019
Restricted stock and restricted stock units	6,866	7,489	8,453
Performance shares and performance share units	1,746	7,260	8,269
Total unrecognized stock-based compensation expense	$8,612	$14,749	$16,722
Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures and for updated vesting assumptions for the performance share awards (refer to "Stock Options" and "Performance Shares and Performance Share Units" below). No tax benefits for stock compensation were realized during 2021, 2020 and 2019 due to a valuation allowance against deferred tax assets. In accordance with ASC 718, any tax benefits resulting from tax deductions in excess of the compensation expense recognized is classified as a component of financing cash flows.

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

The following table summarizes information about stock option activity for the three years ended 2021, 2020 and 2019:

	2021	Weighted Average Exercise Price	2020	Weighted Average Exercise Price	2019	Weighted Average Exercise Price
Options outstanding at January 1	1,081,804	$16.07	1,441,202	$18.26	1,885,262	$18.78
Forfeited	(331,645)	23.71	(359,398)	24.84	(444,060)	20.49
Options outstanding at December 31	750,159	$12.69	1,081,804	$16.07	1,441,202	$18.26
Options exercise price range at December 31	$12.15		$ 12.15		$ 12.15
	to		to		to
	$17.47		$33.36		$33.36
Options exercisable at December 31	750,159		1,081,804		910,267
Shares available for grant at December 31*	3,475,496		3,540,534		3,851,945
 ________________________
 *    Shares available for grant under the 2018 Plan as of December 31, 2021 reduced by net restricted stock and restricted stock unit and performance share and performance share unit award activity of 1,816,618 shares and 2,671,108 shares, respectively. At December 31, 2021, an aggregate of 802,637 Common Shares underlie awards which were forfeited or expired unexercised under the 2003 and 2013 Plans and thus are available for future issuance under the 2018 Plan.

The following table summarizes information about stock options outstanding at December 31, 2021:

Table of Contents	Notes to Financial Statements
Equity Compensation

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding At 12/31/21	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable At 12/31/21	Weighted Average Exercise Price
$12.15 – $20.00	750,159	4.0	$12.69	750,159	$12.69

The 2018 Plan provides for a one-year minimum vesting period for stock options and, generally, options must be exercised within ten years from the date granted. No stock options were issued in 2021, 2020 or 2019.

Restricted Stock and Restricted Stock Units

The following table summarizes information about restricted stock and restricted stock units (primarily for non-U.S. recipients):

	2021	Weighted Average Fair Value	2020	Weighted Average Fair Value	2019	Weighted Average Fair Value
Stock / Units unvested at January 1	1,145,058	$8.62	965,085	$11.32	637,663	$15.04
Granted	652,743	8.42	764,012	7.11	828,484	9.86
Vested	(558,424)	9.33	(475,113)	11.39	(309,150)	14.26
Forfeited	(78,530)	8.44	(108,926)	9.90	(191,912)	12.60
Stock / Units unvested at December 31	1,160,847	$8.17	1,145,058	$8.62	965,085	$11.32

The restricted stock awards generally vest ratably over the three years after the award date. Unearned restricted stock compensation, determined as the market value of the shares at the date of grant, is being amortized on a straight-line basis over the vesting period.

Performance Shares and Performance Share Units

The following table summarizes information about performance shares and performance share units (primarily for non-U.S. recipients):

	2021	Weighted Average Fair Value	2020	Weighted Average Fair Value	2019	Weighted Average Fair Value
Shares / Units unvested at January 1	1,026,785	$8.55	753,272	$11.82	448,294	$14.39
Granted	471,819	8.49	523,329	7.82	576,737	9.93
Vested	—	—	(183,840)	17.48	(255,259)	12.02
Forfeited	(526,316)	9.25	(65,976)	9.48	(16,500)	11.99
Shares / Units unvested at December 31	972,288	$7.76	1,026,785	$8.55	753,272	$11.82

During 2021, 2020 and 2019, the performance shares and performance share units (for non-U.S. recipients) were granted as performance awards with a three-year performance period with payouts based on achievement of certain performance goals. The awards are classified as equity awards as they will be settled in common shares upon vesting. The number of shares earned will be determined at the end of the three-year performance period based on achievement of performance criteria for January 1, 2019 through December 31 2021, January 1, 2020 through December 31 2022 and January 1, 2021 through December 31, 2023 established by the Compensation Committee at the time of grant. Recipients will be entitled to receive a number of common shares equal to the number of performance shares that vest based upon the levels of achievement which may range between 0% and 150% of

Notes to Financial Statements	Table of Contents
Equity Compensation

the target number of shares with the target being 100% of the initial grant.

The fair value of the performance awards is based on the stock price on the date of grant discounted for the estimated value of dividends foregone as the awards are not eligible for dividends except to the extent vested. The grant fair value is further updated each reporting period while variable accounting applies. The company assesses the probability that the performance targets will be met with expense recognized whenever it is probable that at least the minimum performance criteria will be achieved. Depending upon the company's assessment of the probability of achievement of the goals, the company may not recognize any expense associated with performance awards in a given period, may reverse prior expense recorded or record additional expense to recognize the cumulative estimated achievement level of proportionate term of the award. Performance award compensation expense is generally expected to be recognized over three years. The company continues to recognize expense (benefit) related to the awards granted in 2019, 2020 and 2021 based on probability of performance goals for those awards being met.

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

Table of Contents	Notes to Financial Statements
Accumulated Other Comprehensive Income

Accumulated Other Comprehensive Income (Loss) by Component

Changes in accumulated other comprehensive income (loss) ("OCI") during the year ended December 31, 2021 were as follows (in thousands):

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
December 31, 2020	$50,329	$(517)	$(3,674)	$(702)	$45,436
OCI before reclassifications	(31,368)	2,644	(457)	(557)	(29,738)
Amount reclassified from accumulated OCI	—	—	30	1,260	1,290
Net current-period OCI	(31,368)	2,644	(427)	703	(28,448)
December 31, 2021	$18,961	$2,127	$(4,101)	$1	$16,988

Changes in OCI during the year ended December 31, 2020 were as follows (in thousands):

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
December 31, 2019	$8,898	$(2,491)	$(3,299)	$20	$3,128
OCI before reclassifications	41,431	1,974	(1,015)	(2,129)	40,261
Amount reclassified from accumulated OCI	—	—	640	1,407	2,047
Net current-period OCI	41,431	1,974	(375)	(722)	42,308
December 31, 2020	$50,329	$(517)	$(3,674)	$(702)	$45,436

Reclassifications out of accumulated OCI for the year ended December 31, 2021 and December 31, 2020 were as follows (in thousands):

	Amount reclassified from OCI		Affected line item in the Statement of Comprehensive (Income) Loss
	2021	2020
Defined Benefit Plans:
Service and interest costs	$30	$640	Selling, general and administrative
Tax	—	—	Income taxes
Total after tax	$30	$640

Derivatives:
Foreign currency forward contracts hedging sales	$1,058	$(1,359)	Net sales
Foreign currency forward contracts hedging purchases	428	2,826	Cost of products sold
Total loss (income) before tax	1,486	1,467
Tax	(226)	(60)	Income taxes
Total after tax	$1,260	$1,407

Notes to Financial Statements	Table of Contents
Capital Stock

Capital Stock

Capital stock activity for 2021, 2020 and 2019 consisted of the following (in thousands of shares):

	Common Stock Shares	Class B Shares	Treasury Shares
January 1, 2019 Balance	37,010	6	(3,841)
Restricted stock awards	599	—	(112)
December 31, 2019 Balance	37,609	6	(3,953)
Conversion of Class B to Common	2	(2)	—
Restricted and performance stock awards	1,002	—	(231)
December 31, 2020 Balance	38,613	4	(4,184)
Restricted and performance stock awards	803	—	(213)
December 31, 2021 Balance	39,416	4	(4,397)

Stock awards for 78,530, 108,926 and 191,912 shares were forfeited in 2021, 2020 and 2019, respectively.

In 2020, dividends of $0.0125 per Common Share were declared and paid as the Board of Directors suspended the quarterly dividend May 2020. The Board of Directors suspended further dividends on the Class B Common Shares in 2018.

In 2019, dividends of $0.05 per Common Share were declared and paid.

Table of Contents	Notes to Financial Statements
Charges Related to Restructuring

Charges Related to Restructuring Activities

The company's restructuring charges were originally necessitated primarily by continued declines in Medicare and Medicaid reimbursement by the U.S. government, as well as similar healthcare reimbursement pressures abroad, which negatively affected the company's customers (e.g. home health care providers) and continued pricing pressures faced by the company due to the outsourcing by competitors to lower cost locations. Restructuring decisions were also the result of reduced profitability in each of the segments. Restructuring actions have continued into 2021.

Charges for the year ended December 31, 2021 totaled $2,534,000 which were related to North America ($964,000) and Europe ($1,560,000) and All Other ($10,000). The North America and All Other costs were for severance costs. The European charges were incurred related to severance ($886,000) and contract terminations of ($674,000) related to the closure of a German manufacturing facility. The 2021 ending balances are expected to be paid out within 24 months.

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

A progression by reporting segment of the accruals recorded as a result of the restructuring is as follows (in thousands):

	Severance	Contract Terminations	Total
January 1, 2019 Balance
North America	$656	$25	$681
Europe	181	—	181
All Other	820	—	820
Total	1,657	25	1,682
Charges
North America	1,573	44	1,617
Europe	9,356	223	9,579
All Other	633	—	633
Total	11,562	267	11,829
Payments
North America	(2,018)	(69)	(2,087)
Europe	(3,131)	(219)	(3,350)
All Other	(1,047)	—	(1,047)
Total	(6,196)	(288)	(6,484)

Notes to Financial Statements	Table of Contents
Charges Related to Restructuring

	Severance	Contract Terminations	Total
December 31, 2019 Balance
North America	211	—	211
Europe	6,406	4	6,410
All Other	406	—	406
Total	7,023	4	7,027
Charges
North America	1,306	0	1,306
Europe	5,588	346	5,934
All Other	118	0	118
Total	7,012	346	7,358
Payments
North America	(1,338)	—	(1,338)
Europe	(6,090)	(346)	(6,436)
All Other	(358)	—	(358)
Total	(7,786)	(346)	(8,132)
December 31, 2020 Balance
North America	179	—	179
Europe	5,904	4	5,908
All Other	166	—	166
Total	6,249	4	6,253
Charges
North America	964	—	964
Europe	886	674	1,560
All Other	10	—	10
Total	1,860	674	2,534
Payments
North America	(661)	—	(661)
Europe	(6,790)	(678)	(7,468)
All Other	(176)	—	(176)
Total	(7,627)	(678)	(8,305)
December 31, 2021 Balance
North America	482	—	482
Europe	—	—	—
All Other	—	—	—
Total	$482	$—	$482

Table of Contents	Notes to Financial Statements
Income Taxes

Income Taxes

Earnings (loss) before income taxes consist of the following (in thousands):

	2021	2020	2019
Domestic	$(53,916)	$(42,213)	$(66,135)
Foreign	14,798	17,774	22,110
	$(39,118)	$(24,439)	$(44,025)

The company has provided for income taxes (benefits) as follows (in thousands):

	2021	2020	2019
Current:
Federal	$85	$45	$152
State	(12)	(180)	(90)
Foreign	6,596	6,168	10,070
	6,669	6,033	10,132
Deferred:
Federal	(662)	(26)	(148)
State	—	—	—
Foreign	438	(2,166)	(682)
	(224)	(2,192)	(830)
Income Taxes	$6,445	$3,841	$9,302

Included in the 2019 federal deferred taxes is a benefit of $148,000 which resulted from the effect of indefinite intangibles and a related 2018 indefinite loss carryforward created, due to the U.S. tax reform legislation, resulting in a deferred tax benefit. The 2021 deferred federal benefit results from the goodwill impairment the company recorded, a reversal of deferred taxes related to the tax-deductible goodwill previously deducted by the company, resulting in the company recognizing a tax benefit of $662,000.

The company has historically considered the undistributed earnings of the company's foreign subsidiaries to be indefinitely reinvested, and, accordingly, no taxes have been provided on such earnings (other than earnings from the company's Chinese subsidiary which was sold in March 2020 as part of the sale of the Dynamic business). The company reversed withholding taxes in the amount of $988,000 which were previously provided as a result of the company position that the earnings from the Chinese subsidiary were not permanently reinvested. The sale of the business occurred without dividends paid from this subsidiary. The company continues to evaluate its plans for reinvestment or repatriation of unremitted foreign. As a result of U.S. tax reform legislation, distributions of profits from non-U.S. subsidiaries are not expected to cause a significant incremental U.S. tax impact in the future. However, these distributions may be subject to non-U.S. withholding taxes if profits are distributed from certain jurisdictions. Undistributed profits of non-U.S. subsidiaries of approximately $28,683,000 are considered indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability related to indefinitely reinvested profits is not practicable.

The company regularly reviews its cash positions and its determination of permanent reinvestment of foreign earnings. If the company determines all or a portion of such foreign earnings are no longer indefinitely reinvested, the company may be subject to additional foreign withholding taxes and U.S. state income taxes.

Notes to Financial Statements	Table of Contents
Income Taxes

A reconciliation to the effective income tax rate from the federal statutory rate is as follows:

	2021	2020	2019
Statutory federal income tax rate (benefit)	(21.0)%	(21.0)%	(21.0)%
State and local income taxes, net of federal income tax benefit	—	(0.6)	(0.2)
Non-taxable disposition of subsidiaries	—	(11.2)	—
Expiring foreign tax credits	1.7	16.5	40.2
Foreign taxes at other than the federal statutory rate	3.9	8.8	5.1
Federal and foreign valuation allowances	20.4	(4.3)	(20.4)
Withholding taxes	0.1	0.1	0.1
Unremitted earnings	—	(4.0)	0.1
Debt repurchase	—	3.2	1.7
Foreign branch activity	4.0	19.3	12.4
Uncertain tax positions	0.6	2.9	1.4
Nontaxable loan forgiveness	(5.4)	—	—
Foreign goodwill write-off	9.0	—	—
Other, net	3.2	6.0	1.7
Effective federal income tax rate	16.5%	15.7%	21.1%

At December 31, 2021, total deferred tax assets were $200,042,000, total deferred tax liabilities were $43,936,000 and the tax valuation allowances total was $176,230,000 for a net deferred income tax liability of $20,124,000 compared to total deferred tax assets of $179,985,000, total deferred tax liabilities of $37,873,000 and a tax valuation allowances total of $163,298,000 for a net deferred income tax liability of $21,186,000 at December 31, 2020. The company recorded a valuation allowance for its U.S. and certain foreign country net deferred tax assets where it is or is projected to be in a three-year cumulative loss.

Table of Contents	Notes to Financial Statements
Income Taxes

Significant components of long-term deferred income tax assets and liabilities at December 31, 2021 and 2020 are as follows (in thousands):

	2021	2020
Bad debt	$387	$417
Warranty	1,426	1,280
Other accrued expenses and reserves	484	1,709
Inventory	3,624	3,797
Goodwill and intangibles	(19,910)	(24,291)
Convertible debt	5,193	2,623
Fixed assets	(24,026)	(13,582)
Compensation and benefits	4,271	6,349
Loss and credit carryforwards	127,397	118,290
Product liability	1,596	1,797
State and local taxes	34,794	32,835
Valuation allowances	(176,230)	(163,298)
Lease liability	19,649	9,258
Other, net	1,221	1,630
Net Deferred Income Taxes	$(20,124)	$(21,186)

The company made net payments for income taxes of $6,877,000, $4,377,000, and $12,463,000 during the years ended December 31, 2021, 2020 and 2019, respectively.

The company has a federal domestic net operating loss carryforward of $406,252,000 of which $276,625,000 expires between 2034 and 2037 and the remaining are non-expiring; domestic interest carryforward of $94,845,000 which is non-expiring and federal tax credit carryforwards of $11,302,000 of which $222,000 expires in 2022 and $9,070,000 expire between 2023 and 2027, $2,010,000 expire beginning 2031.
At December 31, 2021, the company also had $660,471,000 of domestic state and local tax loss carryforwards, of which $128,493,000 expire between 2022 and 2025, $330,343,000 expire between 2026 and 2035 and $166,667,000 expire after 2036 and $34,968,000 have an unlimited carryforward.
At December 31, 2021, the company had foreign tax loss carryforwards of approximately $51,996,000 of which $22,839,000 expire between 2023 and 2028 the remaining are non-expiring all of which are offset by valuation allowances.

As of December 31, 2021 and 2020, the company had a liability for uncertain tax positions, excluding interest and penalties of $2,646,000 and $2,604,000, respectively. The total liabilities associated with unrecognized tax benefits that, if recognized, would impact the effective tax rates were $2,646,000 and $2,604,000 at December 31, 2021 and 2020, respectively.
A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

	2021	2020
Balance at beginning of year	$3,262	$2,872
Additions to:
Positions taken during the current year	238	782
Positions taken during a prior year	3	3
Exchange rate impact	—	52
Deductions due to:
Exchange rate impact	(66)	—
Positions taken during a prior year	(76)	(167)
Lapse of statute of limitations	(212)	(280)
Balance at end of year	$3,149	$3,262

The company recognizes interest and penalties associated with uncertain tax positions in income tax expense. During 2021, 2020 and 2019 the expense (benefit) for interest and penalties was $15,000, $(20,000) and $13,000, respectively. The company had approximately $525,000 and $510,000 of accrued interest and penalties as of December 31, 2021 and 2020, respectively.

The company and its subsidiaries file income tax returns in the U.S. and certain foreign jurisdictions. The company is subject to U.S. federal income tax examinations for calendar years 2018 to 2021 with limited exceptions, and is subject to various U.S. state income tax examinations for 2017 to 2021. With regards to foreign income tax jurisdictions, the company is generally subject to examinations for the periods 2015 to 2021.

Notes to Financial Statements	Table of Contents
Net Loss per Common Share

Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net earnings (loss) per common share for the periods indicated.

	2021	2020	2019
	(In thousands, except per share data)
Basic
Average common shares outstanding	34,875	34,266	33,594

Net loss	$(45,563)	$(28,280)	$(53,327)

Net loss per common share	$(1.31)	$(0.83)	$(1.59)
Diluted
Average common shares outstanding	34,875	34,266	33,594
Stock options and awards	399	109	48
Average common shares assuming dilution	35,274	34,375	33,642

Net loss	$(45,563)	$(28,280)	$(53,327)

Net loss per common share *	$(1.31)	$(0.83)	$(1.59)

* Net earnings (loss) per share assuming dilution calculated utilizing weighted average shares outstanding - basic for the periods in which there was a net loss.

At December 31, 2021, 2020 and 2019, incremental shares associated with equity compensation plans of 1,414,155, 2,275,832 and 3,626,828, respectively, were excluded from the average common shares assuming dilution, as they were anti-dilutive.

At December 31, 2021, the majority of the anti-dilutive shares were granted at an exercise price of $12.15, which was higher than the average fair market value price of $7.13 for 2021. In 2020, the majority of the anti-dilutive shares were granted at an exercise price of $12.15, which was higher than the average fair market value price of $7.42 for 2020. In 2019, the majority of the anti-dilutive shares were granted at an exercise price of $25.24, which was higher than the average fair market value price of $6.93 for 2019.

For 2021, 2020 and 2019 the diluted net loss per share calculation, all the shares associated with stock options were anti-dilutive because of the company's loss.

For 2021, 2020 and 2019, no shares were included in the common shares assuming dilution related to the company's issued warrants as the average market price of the company stock for these periods did not exceed the strike price of the warrants.

Further, upon adoption of ASU 2020-06, effective in 2021 for the company, use of the if-converted earnings per share method is required. However, no shares were included in the weighted average common shares assuming dilution for 2021 related to the company's convertible senior notes as conversion prices were above the company's average stock price for the period and other requirements for the notes to be convertible to shares were not met.

Table of Contents	Notes to Financial Statements
Concentration of Credit Risk

Concentration of Credit Risk

The company manufactures and distributes durable medical equipment to the home health care, retail and extended care markets. The company performs credit evaluations of its customers' financial condition. The company utilizes De Lage Landen, Inc. (“DLL”), a third-party financing company, to provide lease financing to Invacare's U.S. customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a recourse obligation of $1,121,000 at December 31, 2021 to DLL for events of default under the contracts, which total $6,826,000 at December 31, 2021. Guarantees, ASC 460, requires the company to record a guarantee liability as it relates to the limited recourse obligation. As such, the company has recorded an immaterial liability for this guarantee obligation within other long-term obligations. The company's recourse is reevaluated by DLL biannually, considers activity between the biannual dates and excludes any receivables purchased by the company from DLL. The company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with Receivables, ASC 310-10-05-4. Credit losses are provided for in the financial statements.

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

The company's top 10 customers accounted for approximately 19.7% of 2021 net sales. The loss of business of one or more of these customers may have a significant impact on the company, although no single customer accounted for more than 5.7% of the company's 2021 net sales. Providers who are part of a buying group generally make individual purchasing decisions and are invoiced directly by the company.

Notes to Financial Statements	Table of Contents
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

The company has historically not recognized any material amount of ineffectiveness related to forward contract cash flow hedges because the company generally limits its hedges to between 50% and 90% of total forecasted transactions for a given entity's exposure to currency rate changes and the transactions hedged are recurring in nature. Furthermore, most of the hedged transactions are related to intercompany sales and purchases for which settlement occurs on a specific day each month. Forward contracts with a total notional amount in USD of $122,624,000 and $210,029,000 matured during the twelve months ended December 31, 2021 and 2020, respectively.

Table of Contents	Notes to Financial Statements
Derivatives

Outstanding foreign currency forward exchange contracts qualifying and designated for hedge accounting treatment were as follows (in thousands USD):

	December 31, 2021		December 31, 2020
	Notional Amount	Unrealized Net Gain (Loss)	Notional Amount	Unrealized Net Gain (Loss)
USD / CHF	—	—	1,675	(11)
USD / EUR	—	—	56,187	(636)
USD / GBP	—	—	2,467	(19)
USD / SEK	—	—	2,658	(41)
USD / MXN	23	1	2,230	334
EUR / CHF	—	—	5,037	10
EUR / GBP	—	—	19,060	44
EUR / NOK	—	—	4,167	(64)
EUR / SEK	—	—	10,162	(73)
AUD / NZD	—	—	781	(13)
DKK / SEK	—	—	3,329	9
NOK / SEK	—	—	3,431	(50)
AUD / THB	—	—	4,963	(221)
NZD / THB	—	—	1,755	(55)
USD / THB	—	—	4,152	(56)
EUR / THB	—	—	1,332	18
GBP / THB	—	—	842	10
	$23	$1	$124,228	$(814)

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

Notes to Financial Statements	Table of Contents
Derivatives

Foreign currency forward exchange contracts not qualifying or designated for hedge accounting treatment, as well as ineffective hedges, entered into in 2021 and 2020, respectively, and outstanding were as follows (in thousands USD):

	December 31, 2021		December 31, 2020
	Notional Amount	Gain (Loss)	Notional Amount	Gain (Loss)
USD / AUD	$3,792	$(57)	$6,046	$(159)
USD / CAD	14,556	(24)	8,320	$88
USD / EUR	70,454	(1,104)	—	—
USD / DKK	10,850	(257)	8,690	207
USD / GBP	4,028	32	16,062	338
AUD / NZD	7,366	(17)	6,579	(35)
USD / NOK	2,352	(81)	9,053	264
USD / SEK	2,344	(131)	—	—
USD / THB	4,500	86	—	—
	$120,242	$(1,553)	$54,750	$703

The fair values of the company's derivative instruments were as follows (in thousands):

	December 31, 2021		December 31, 2020
	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	$1	$—	$424	$1,238
Derivatives not designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	385	1,938	897	194
Total derivatives	$386	$1,938	$1,321	$1,432

The fair values of the company's foreign currency forward exchange contract assets and liabilities are included in Other Current Assets and Accrued Expenses, respectively in the Consolidated Balance Sheets.

The effect of derivative instruments on Accumulated Other Comprehensive Income (OCI) and the Consolidated Statements of Comprehensive Income (Loss) was as follows (in thousands):

Derivatives (foreign currency forward exchange contracts) in ASC 815 cash flow hedge relationships	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Year ended December 31, 2021	$(557)	$(1,260)	$—
Year ended December 31, 2020	$(2,129)	$(1,407)	$—

Derivatives (foreign currency forward exchange contracts) not designated as hedging instruments under ASC 815	Amount of Gain (Loss) Recognized in Income on Derivatives
Year ended December 31, 2021	$(1,553)
Year ended December 31, 2020	$703

Table of Contents	Notes to Financial Statements
Derivatives

The gains or losses recognized as the result of the settlement of cash flow hedge foreign currency forward contracts are recognized in net sales for hedges of inventory sales and in cost of products sold for hedges of inventory purchases. In 2021, net sales were decreased by $1,058,000 and cost of products sold was increased by $428,000 for a net pre-tax realized loss of $1,486,000. In 2020, net sales were increased by $1,359,000 and cost of products sold was increased by $2,826,000 for a net pre-tax realized loss of $1,467,000. In 2019, net sales were increased by $52,000 and cost of products sold was decreased by $2,673,000 for a net realized pre-tax gain of $2,725,000.

A loss of $1,553,000 in 2021, a gain of $703,000 in 2020 and a loss of $78,000 in 2019 were recognized in selling, general and administrative (SG&A) expenses related to forward contracts not designated as hedging instruments. The forward contracts were entered into to offset gains/losses that were also recorded in SG&A expenses on intercompany trade receivables or payables. The gains/losses on the non-designated hedging instruments were substantially offset by gains/losses on intercompany trade payables.

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

The following table provides a summary of the company's assets and liabilities that are measured on a recurring basis (in thousands):

	Basis for Fair Value Measurements at Reporting Date
	Quoted Prices in Active Markets for Identical Assets / (Liabilities)	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Level I	Level II	Level III
December 31, 2021
Forward exchange contracts—net	—	$(1,552)	—
December 31, 2020
Forward exchange contracts—net	—	$(111)	—

The carrying and fair values of the company's financial instruments at December 31, 2021 and 2020 are as follows (in thousands):

	2021		2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$83,745	$83,745	$105,298	$105,298
Forward contracts in Other Current Assets	386	386	1,321	1,321
Forward contracts in Accrued Expenses	(1,938)	(1,938)	(1,432)	(1,432)
Total debt (including current maturities of long-term debt) *	(308,129)	(259,472)	(245,053)	(237,948)
2021 Notes	—	—	(1,242)	(1,264)
2022 Notes	(2,642)	(2,632)	(73,869)	(70,633)
Series I 2024 Notes	(72,140)	(64,897)	(62,984)	(60,035)
Series II 2024 Notes	(78,251)	(74,165)	(64,919)	(64,090)
2026 Notes	(119,036)	(81,718)	—	—
Other	(36,060)	(36,060)	(42,039)	(41,926)
________
* The company's total debt is shown net of discount and fees associated with the convertible senior notes due 2021, 2022, 2024 and 2026 on the company's consolidated balance sheet. Accordingly, the fair values of the convertible senior notes due 2021, 2022, 2024 and 2026 are included in the long-term debt presented in this table are also shown net of the discount and fees. Discount balances applicable to the company's convertible senior notes were eliminated upon adoption of ASU 2020-06 on January 1, 2021, but are included in the balances above for the period prior to adoption. Total debt amounts exclude operating and finance lease obligations.

The company, in estimating its fair value disclosures for financial instruments, used the following methods and assumptions:

Cash, cash equivalents: The carrying value reported in the balance sheet for cash, cash equivalents equals its fair value. The fair values are deemed to be categorized as Level 1.

Table of Contents	Notes to Financial Statements
Fair Values

Forward Contracts: The company operates internationally, and as a result, is exposed to foreign currency fluctuations. Specifically, the exposure includes intercompany loans and third-party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized and accounted for as hedging instruments. The forward contracts are used to hedge the following currencies: AUD, CAD, CHF, DKK, EUR, GBP, MXN, NOK, NZD, SEK, THB and USD. The company does not use derivative financial instruments for speculative purposes. Fair values for the company's foreign exchange forward contracts are based on quoted market prices for contracts with similar maturities. The fair values are deemed to be categorized as Level 2. The company's forward contracts are included in Other Current Assets or Accrued Expenses in the consolidated balance sheets.

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

The information by segment is as follows (in thousands):

	2021	2020	2019
Revenues from external customers
Europe (1)	$499,118	$468,041	$533,048
North America (2)	340,980	348,307	348,201
All Other (Asia Pacific)	32,359	34,341	46,715
Consolidated	$872,457	$850,689	$927,964
Intersegment revenues
Europe	$21,864	$17,384	$14,185
North America	56,681	80,748	80,727
All Other (Asia Pacific)	—	2,528	13,033
Consolidated	$78,545	$100,660	$107,945
Restructuring charges before income taxes
Europe	$1,560	$5,934	$9,579
North America	964	1,306	1,617
All Other	10	118	633
Consolidated	$2,534	$7,358	$11,829
Depreciation and amortization
Europe	$8,557	$7,615	$7,851
North America	7,623	6,013	6,429
All Other (3)	641	689	1,283
Consolidated	$16,821	$14,317	$15,563
Net interest expense
Europe	$2,790	$1,884	$368
North America	21,764	26,510	28,070
All Other	(248)	12	209
Consolidated	$24,306	$28,406	$28,647
Operating income (loss)
Europe	$33,769	$22,682	$36,174

Table of Contents	Notes to Financial Statements
Business Segments

	2021	2020	2019
North America	(1,928)	9,449	(7,592)
All Other (3)	(24,977)	(23,236)	(26,576)
Charges related to restructuring activities	(2,534)	(7,358)	(11,829)
Gain on sale of business	—	9,790	—
Impairment of goodwill	(28,564)	—	—
Asset write-off	—	—	(587)
Consolidated operating income (loss)	(24,234)	11,327	(10,410)
Net gain on convertible derivatives	—	—	1,197
Loss on debt extinguishment including debt finance charges and fees	9,422	(7,360)	(6,165)
Net interest expense	(24,306)	(28,406)	(28,647)
Loss before income taxes	$(39,118)	$(24,439)	$(44,025)
Assets
Europe	$675,051	$705,314	$602,471
North America	205,998	207,347	212,733
All Other	28,482	33,320	36,922
Consolidated	$909,531	$945,981	$852,126
Long-lived assets
Europe (4)	$450,026	$472,599	$408,847
North America (5)	68,240	92,195	79,369
All Other	5,877	6,721	8,033
Consolidated	$524,143	$571,515	$496,249
Expenditures for assets
Europe	$2,419	$5,221	$6,041
North America (6)	14,055	16,473	3,679
All Other	1,224	610	1,154
Consolidated	$17,698	$22,304	$10,874
 ________________________
(1)    Europe's commissionaire structure reflects the majority of revenues to external customers through Switzerland.
(2)    Revenues from external customers for the United States were $312,805,000, $316,687,000 and $314,512,000 for 2021, 2020 and 2019, respectively.
(3)    Consists of unallocated corporate SG&A costs and intercompany profits, which do not meet the quantitative criteria for determining reportable segments.
(4)    Property and Equipment net book value within France were $7,342,000, $8,452,000 and $8,798,000 and Germany were $4,119,000, $5,904,000 and $8,271,000 at the end of 2021, 2020 and 2019, respectively.
(5)    Property and Equipment net book value within the United States were $38,411,000, $27,882,000 and $15,327,000 at the end of 2021, 2020 and 2019, respectively.
(6)    2021 and 2020 expenditures for assets primarily driven by the company's ERP project.

Notes to Financial Statements	Table of Contents
Business Segments

Net sales by product, are as follows (in thousands):

	2021	2020	2019
Europe
Lifestyle	$248,325	$222,668	$245,987
Mobility and Seating	214,398	200,687	249,144
Respiratory Therapy	19,348	24,786	19,258
Other (1)	17,047	19,900	18,659
	$499,118	$468,041	$533,048
North America
Lifestyle	$148,369	$165,267	$173,039
Mobility and Seating	110,998	109,923	121,955
Respiratory Therapy	80,903	72,285	51,649
Other (1)	710	832	1,558
	$340,980	$348,307	$348,201
All Other (Asia Pacific)
Mobility and Seating	$12,112	$14,150	$28,448
Lifestyle	11,438	13,503	10,831
Respiratory Therapy	3,101	1,383	1,283
Other (1)	5,708	5,305	6,153
	$32,359	$34,341	$46,715

Total Consolidated	$872,457	$850,689	$927,964
 ________________________
(1)Includes various services, including repair services, equipment rentals and external contracting.

Table of Contents	Notes to Financial Statements
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
In December 2012, the company became subject to a consent decree of injunction filed by the FDA with respect to the company's Corporate facility and its Taylor Street manufacturing facility in Elyria, Ohio. The consent decree initially limited the company's (i) manufacture and distribution of power and manual wheelchairs, wheelchair components and wheelchair sub-assemblies at or from its Taylor Street manufacturing facility ("Taylor Street products") , except in verified cases of medical necessity, (ii) design activities related to wheelchairs and power beds that take place at the impacted Elyria facilities and (iii) replacement, service and repair of products already in use from the Taylor Street manufacturing facility. Under the terms of the consent decree, in order to resume full operations, the company had to successfully complete independent, third-party expert certification audits at the impacted Elyria facilities, comprising three distinct certification reports separately submitted to, and subject to acceptance by, the FDA; submit its own report to the FDA; and successfully complete a reinspection by the FDA of the company's Corporate and Taylor Street facilities.
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
The consent decree will continue in effect for at least five years from July 24, 2017, during which time the company's Corporate and Taylor Street facilities must complete two semi-annual audits in the first year and then four annual audits in the next four years performed by an independent company-retained audit firm. The expert audit firm will determine whether the facilities remain in continuous compliance with the Federal Food, Drug and Cosmetic Act ("FDA Act"), FDA regulations and the terms of the consent decree and issue post audit reports contemporaneously to the FDA, and the FDA has the authority to inspect these facilities and any other FDA registered facility, at any time.
The FDA has continued to actively inspect the company's facilities, other than through the processes established under the consent decree. The company expects that the FDA will, from time to time, inspect substantially

Notes to Financial Statements	Table of Contents
Contingencies

all the company's domestic and foreign FDA-registered facilities.
In 2021, FDA conducted an inspection of the company’s Corporate and Taylor Street facilities from May 25 through June 24, 2021. At the close of the inspection, six FDA Form 483 observations were issued, and the company timely responded to FDA, has diligently taken actions to address FDA’s inspectional observations, and has provided FDA monthly updates on the corrective actions taken to address these observations. On November 18, 2021, the company received a warning letter from the FDA concerning certain of the inspectional observations in the June 2021 FDA Form 483 related to the complaint handling process, the corrective and preventive action (“CAPA”) process, and medical device reporting (“MDR”) associated with oxygen concentrators (the “Warning Letter”). On November 16, 2021, the company received a consent decree non-compliance letter from the FDA concerning the same complaint and CAPA handling matters as in the Warning Letter observations but associated with the Taylor Street products (this letter, together with the Warning Letter, the “FDA Letters”). The company timely responded to the FDA Letters, has diligently taken actions to address FDA’s concerns, and has provided FDA with periodic updates on the corrective actions taken to address the matters in the FDA Letters. The company remains committed to resolving the FDA’s concerns; however, it is not possible to predict the outcome or timing of a resolution at this time. There can be no assurance that the FDA will be satisfied with the company’s responses to the FDA Letters, nor any assurance as to the timeframe that may be required for the company to adequately address the FDA’s concerns or whether the matters in the FDA Letters will result in an extension in the duration of the consent decree. As of the date of filing of the company’s Annual Report on Form 10-K, there has been no impact on the Company’s ability to produce and market its products as a result of the FDA Letters.

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
The results of regulatory claims, proceedings, investigations, or litigation are difficult to predict. An unfavorable resolution or outcome of the FDA Letters, any other FDA warning letters or inspectional observations, or other FDA enforcement related to company facilities, could materially and adversely affect the company's business, financial condition, and results of operations.
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
Although the company has been permitted to resume full operations at the Corporate and Taylor Street facilities, the negative effect of the consent decree on customer orders and net sales in the North America segment and Asia Pacific region has been considerable, and it is uncertain as to whether, or how quickly, the company will be able to rebuild net sales to more typical historical levels, irrespective of market conditions. Accordingly, when compared to the company's historic results, the previous limitations in the consent decree had, and likely may continue to have, a material adverse effect on the company's business, financial condition and results of operations.
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
Any of the above contingencies could have an adverse impact on the company's financial condition or results of operations.

Table of Contents	Notes to Financial Statements
Interim Financial Information

Interim Financial Information

(In thousands, except per share data - unaudited)	QUARTER ENDED
2021	March 31,	June 30,	September 30,	December 31,
2021
Net sales	$196,202	$225,864	$224,200	$226,191
Gross profit	54,638	60,818	60,310	63,340
Income (Loss) before income taxes	(12,174)	(9,578)	(20,919)	3,553
Net income (loss)	(14,044)	(10,698)	(22,759)	1,938
Net income (loss) per share—basic	(0.41)	(0.31)	(0.65)	0.06
Net income (loss) per share—assuming dilution *	(0.41)	(0.31)	(0.65)	0.05

2020	March 31,	June 30,	September 30,	December 31,
2016
Net sales	$218,440	$196,300	$211,906	$224,043
Gross profit	62,988	56,650	60,040	65,574
Income (Loss) from before income taxes	2,832	(15,869)	(5,226)	(6,176)
Net income (loss)	732	(16,619)	(7,276)	(5,117)
Net income (loss) per share—basic	0.02	(0.48)	(0.21)	(0.15)
Net income (loss) per share—assuming dilution *	0.02	(0.48)	(0.21)	(0.15)
________________________
* Net earnings (loss) per share assuming dilution calculated utilizing weighted average shares outstanding - basic in periods in which there is a net loss.

The description of significant items affecting each quarter presented are detailed below.

Loss and loss per share for the quarter ended March 31, 2021 reflects restructuring charges of $1,552,000 ($1,376,000 after tax or $0.04 per share assuming dilution) and loss on debt extinguishment including debt finance charges and fees of $709,000 ($709,000 after tax or $0.02 per share assuming dilution).

Loss and loss per share for the quarter ended June 30, 2021 reflects restructuring charges of $547,000 ($413,000 after tax or $0.01 per share assuming dilution).

Loss and loss per share for the quarter ended September 30, 2021 reflects restructuring charges of $377,000 ($277,000 after tax or $0.01 per share assuming dilution), gain on debt extinguishment for forgiveness of the CARES Act debt along with its accrued interest of $10,131,000 ($10,131,000 after tax or $0.29 per share assuming dilution) and impairment of goodwill of $28,564,000 ($27,903,000 after tax or $0.80 per share assuming dilution).

Income and income per share for the quarter ended December 31, 2021 reflects benefits of lower selling, general and administrative expenses, specifically performance bonus and stock compensation expense for performance awards.

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

Loss and loss per share for the quarter ended September 30, 2020 reflects restructuring charges of $1,580,000 ($1,092,000 after tax or $0.03 per share assuming dilution) and loss on debt extinguishment including debt finance charges and fees of $761,000 ($761,000 after tax or $0.02 per share assuming dilution)..

Loss and loss per share for the quarter ended December 31, 2020 reflects restructuring charges of $2,701,000 pre-tax ($2,062,000 after tax or $0.06 per share assuming dilution).

Schedule II - Valuation and Qualifying Accounts	Table of Contents

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	COL A.	COL B.	COL C.		COL D.
	Balance At Beginning of Period	Charged To Cost And Expenses	Additions (Deductions) Described Below		Balance At End of Period
		(In thousands)
Year Ended December 31, 2021
Deducted from asset accounts—
Allowance for doubtful accounts	$4,518	$(16)	$(860)	(A)	$3,642
Inventory obsolescence reserve	20,665	2,389	(3,853)	(B)	19,201
Tax valuation allowances	163,298	10,311	2,621	(C)	176,230
Accrued warranty cost	10,991	6,925	(6,718)	(B)	11,198
Accrued product liability	14,757	1,084	(2,137)	(D)	13,704
Year Ended December 31, 2020
Deducted from asset accounts—
Allowance for doubtful accounts	$6,318	$427	$(2,227)	(A)	$4,518
Inventory obsolescence reserve	18,178	3,304	(817)	(B)	20,665
Tax valuation allowances	162,790	(701)	1,209	(C)	163,298
Accrued warranty cost	11,626	7,408	(8,043)	(B)	10,991
Accrued product liability	16,150	1,139	(2,532)	(D)	14,757
Year Ended December 31, 2019
Deducted from asset accounts—
Allowance for doubtful accounts	$6,810	$955	$(1,447)	(A)	$6,318
Inventory obsolescence reserve	18,342	3,542	(3,706)	(B)	18,178
Tax valuation allowances	174,659	(8,413)	(3,456)	(C)	162,790
Accrued warranty cost	16,353	6,155	(10,882)	(B)	11,626
Accrued product liability	16,593	2,527	(2,970)	(D)	16,150
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