Form 10-Q
period 2022-03-31
INVACARE CORP
filed 2022-05-09
CIK 742112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[☒] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒
As of May 6, 2022, the registrant had 35,644,565 Common Shares and 3,667 Class B Common Shares outstanding.

	Item	Page
PART I: FINANCIAL INFORMATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations	2	1
Financial Statements (Unaudited)	1
Condensed Consolidated Statement of Comprehensive Income (Loss) - Three Months Ended March 31, 2022 and March 31, 2021		17
Condensed Consolidated Balance Sheets - March 31, 2022 and December 31, 2021		18
Condensed Consolidated Statement of Cash Flows - Three Months Ended March 31, 2022 and March 31, 2021		19
Condensed Consolidated Statement of Shareholders' Equity - Three Months Ended March 31, 2022 and March 31, 2021		20
Notes to Condensed Consolidated Financial Statements - March 31, 2022		21
Quantitative and Qualitative Disclosures About Market Risk	3	63
Controls and Procedures	4	63

PART II: OTHER INFORMATION
Legal Proceedings	1	64
Unregistered Sales of Equity Securities and Use of Proceeds	2	65
Exhibits	6	66
Signatures		67

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The discussion and analysis presented below is concerned with material changes in financial condition and results of operations between the periods specified in the condensed consolidated balance sheets at March 31, 2022 and December 31, 2021, and in the condensed consolidated statement of comprehensive income (loss) for the three months ended March 31, 2022 and March 31, 2021. All comparisons presented are with respect to the same period last year, unless otherwise stated. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes that appear elsewhere in this Quarterly Report on Form 10-Q and the MD&A included in the company's Annual Report on Form 10-K for the year ended December 31, 2021. For some matters, SEC filings from prior periods may be useful sources of information.
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
COVID-19 Impact
The company continues to monitor the impact of the pandemic, which continues to negatively impact the company’s business in 2022 with regard to supply chain disruptions impacting both input costs and availability of components, resulting in compressed gross margins. The company expects these issues will remain throughout 2022. While the company has implemented actions to mitigate the negative impact of higher input costs, it is expected that there could continue to be a difference between the timing of when the mitigation actions are effective and when the cost inflation is incurred.
The company realized growth in its mobility and seating product category in the first quarter of 2022 as a result of improved access to healthcare and loosening of public health restrictions compared to last year. However, demand still has not returned to pre-pandemic levels.
The company continues to experience high demand globally for its products. However, the company has and continues to experience availability issues with components which may limit the ability to increase output and meet this demand. In addition, the company has continued to experience cost increases from pandemic-related supply chain disruptions.
The company experienced Omicron-related impacts during the first quarter of 2022 across its employee, production and supplier base, with the extent of the disruptions varying by country. The company experienced absenteeism early in the quarter as a result of Omicron which caused temporary inefficiencies in operations, and which have since subsided.
The extent to which the company’s operations will be impacted by the pandemic will depend largely on future developments, which remain highly uncertain and difficult to accurately predict, including, among other things, new information which may emerge concerning the severity of the pandemic, actions by government authorities to contain COVID-19 or treat its impact, such as restrictions imposed in China to control the pandemic, and potential of reimposed public health restrictions or restrictions on access to healthcare facilities. In addition, supply chain disruptions continue to negatively impact the global economy and may affect the business including availability and cost of components and freight, which may have a negative impact on the company and results of operations, if mitigation actions are not effective.
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

MD&A	Overview

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
Cost pressures on the business impacted by supply chain disruptions and inflationary economic conditions are anticipated to continue in 2022. While the company has implemented actions to mitigate these cost increases, additional actions may be needed to drive profitability and free cash flow generation. These actions could include further restructuring actions including organization optimization, supply chain rationalization, and product line rationalization for those product categories which do not deliver adequate profitability given the higher cost inputs being incurred. These actions are anticipated to result in restructuring costs, to the extent implemented, during 2022, including those set forth in the company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2022.
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
•Product rationalization and discontinuance with consideration of cost increases incurred by the company and those anticipated to continue. Adjust the product portfolio to consistently grow profitability amid cost increases by adding new products, reducing costs and continuing to improve customer experiences; and
•Take actions globally to reduce working capital and improve free cash flow.
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
Cost pressures on the business due to supply chain disruptions and inflationary economic conditions are anticipated to continue into 2022. The company continues to see higher input costs related to freight and materials, increasing the challenges to schedule deliveries of key components, including electronic components for respiratory and mobility and seating products. While the company has implemented actions to mitigate these cost increases, additional restructuring actions may be implemented to drive profit and improve cash flows. These restructuring actions may include organization simplification and supply chain rationalization. These actions are expected to include organization and supply chain changes and a narrowing of the product portfolio for those items which no longer meet customer or business needs. These actions are anticipated to take effect in 2022 and as a result the company anticipates incurring additional costs related to its restructuring actions.
Revenues for the full year of 2022 are not anticipated to increase, largely as a result of product rationalization and discontinuations which may not be completely mitigated by the pricing actions implemented by the business. In addition, sales volumes may be adversely impacted by customers reactions to the company's mitigation actions.

MD&A	Overview

The company's earnings performance for the remainder of 2022 is expected to benefit from: (1) margin expansion expected as a result of effectiveness of pricing actions, favorable product mix as result of product rationalization efforts and improved efficiencies in our operations including maximizing our distribution structure offset by higher material and freight costs; and (2) benefit of restructuring actions implemented during the year. The company continues to expect SG&A expense to be higher than 2021 levels for the first half of 2022 with sequentially lower SG&A expense for the second half of 2022 as a result of the benefits of restructuring actions. In addition, SG&A expense is anticipated to continue to be higher at least into the second quarters of 2022 impacted by classification of IT costs as operating expenses as a result of a temporary pause in the ERP roll-out in 2022 as restructuring actions are implemented. Stock compensation expense for the year is expected to be similar to 2021.
The company anticipates profit and free cash flow to improve for the full year compared to the prior year and sequentially for the last three quarters of the year as the expected profit improvement actions, including pricing and restructuring benefits, take effect.
The company has historically had negative free cash flow during the first half of the year due to a confluence of company and industry seasonal patterns. This pattern has continued in the first quarter of 2022 in part due to the timing of annual payments such as customer rebates, higher working capital usage from seasonal inventory increases, and decreases in accounts payable. The absence of these payments in other parts of the year along with seasonally stronger sales in the second half of the year, and the anticipated benefits of the restructuring and cost mitigation actions are expected to drive more favorable free cash flow performance in the second half of the year. The company will continue to manage working capital and the balance sheet to support normal operating needs and to fund restructuring actions. The company recognizes that the near-term external factors of inflation and supply chain challenges, as well as costs associated with restructuring actions, may require balance sheet action, including additional financing to support working capital requirements (refer to "Liquidity and Capital Resources"). The company will continue to take actions to optimize its business as required to operate in the present landscape. The company anticipates spending approximately $15 million on capital expenditures in 2022.
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

($ in thousands USD)	1Q22*	1Q21	% Change Fav/(Unfav)	Foreign Exchange % Impact	Constant Currency % Change Fav/(Unfav)
Europe	118,079	112,775	4.7	(6.5)	11.2
North America	75,319	75,974	(0.9)	—	(0.9)
All Other (Asia Pacific)	7,590	7,453	1.8	(6.4)	8.2
Consolidated	200,988	196,202	2.4	(4.0)	6.4

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

The global pandemic continued to impact sales across all segments in different ways. Public health restrictions started to ease and increase access to healthcare professionals and institutions needed for certain product selections, as compared to 1Q21. Global supply chain challenges continued to delay receipt of components and limit conversion of orders to sales, which continued to impact each of the regions in 1Q22.
Europe - Constant currency net sales increased $12,643,000, or 11.2% in 1Q22 compared to 1Q21 as sales started to recover from pandemic-related challenges led by increased sales in mobility and seating and lifestyle products reflecting the improving restoration of access to healthcare. Respiratory net sales declined as a result of supply chain challenges which were hindered by the availability of components to fill orders.
North America - Constant currency net sales for 1Q22 decreased $648,000 or 0.9% compared to 1Q21. Growth in mobility & seating products net sales was more than offset by decreased net sales of lifestyle and respiratory products. Improved access to healthcare professionals and institutions benefits were outpaced by supply chain disruptions.
All Other - Constant currency net sales, which relates entirely to the Asia Pacific region, increased $612,000 or 8.2% for 1Q22 compared to 1Q21 driven by growth in respiratory and lifestyle products as a result of product received in the region during the quarter which fulfilled existing orders.

MD&A	Net Sales

Constant currency net sales of mobility and seating products, which comprise most of the company's clinically complex product portfolio, were 37.7% of constant currency net sales in 1Q22 and 35.8% in 1Q21.

The improvement in mix percentage for mobility and seating product is the result of improved access to healthcare compared to 1Q21. All product categories are impacted by supply chain challenges, including timely delivery of components, as compared to 1Q21.

MD&A	Gross Profit

GROSS PROFIT

Gross profit decreased $6,909,000 and gross profit as a percentage of net sales for 1Q22 decreased 410 basis points to 23.7%, primarily attributable to higher freight and material costs and unfavorable product mix, partially offset by favorable pricing. In addition, in 1Q22, the company experienced brief but significant Omicron-related impacts, like short-term absenteeism across its operations and suppliers, causing inefficiencies that affected gross margin. As well, input costs were at their lowest levels in 1Q21 and escalated as 2021 progressed.

Gross profit drivers by segment:
Europe - Gross profit dollars for 1Q22 decreased $2,155,000 on higher net sales compared to 1Q21. Gross profit as a percentage of net sales decreased 2.8% compared to 1Q21. Gross profit dollars were burdened by additional freight costs which were partially offset by pricing actions.
North America - Gross profit dollars decreased $4,268,000 and gross profit as a percentage of net sales decreased 4.0% for 1Q22 compared to 1Q21 driven by unfavorable product mix as well as higher material and freight costs, partially offset by pricing actions.
All Other - Asia Pacific gross profit dollars decreased $226,000 and gross profit as a percentage of net sales decreased 3.6% for 1Q22 compared to 1Q21 primarily driven by higher material and freight costs.
All Other also includes the impact of intercompany profit eliminations for the consolidated company.

MD&A	SG&A

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

($ in thousands USD)	1Q22	1Q21	Reported Change	Foreign Exchange Impact	Constant Currency Change
SG&A expenses - $	60,564	58,821	1,743	(1,747)	3,490
SG&A expenses - % change			3.0	(2.9)	5.9
% to net sales	30.1	30.0

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

Constant currency SG&A increased $3,490,000 or 5.9% for 1Q22 compared to the same period last year primarily due to higher IT costs. 1Q22 expense was burdened by ERP-related charges as a result of a temporary pause in the ERP roll-out in 2022 as restructuring actions are implemented. However, Q122 benefited from reduced stock compensation expense attributable to the timing of the company's annual equity awards being delayed until 2Q22 and to the impact of the lower trading price on the company's common shares in 1Q22 on outstanding equity awards to which variable accounting applies.

SG&A expense drivers by segment:

Europe - SG&A expenses for 1Q22 decreased $1,548,000 or 5.5% compared to 1Q21 with foreign currency translation increasing SG&A expenses by $1,584,000, or 5.6%. Constant currency SG&A expenses increased $36,000, or 0.1%. Savings from facility consolidation were more than offset by foreign currency transactions losses and increased sales and marketing costs.
North America - SG&A expenses for 1Q22 increased $1,693,000, or 7.5%, compared to 1Q21. Constant currency SG&A expenses increased $1,694,000, or 7.5% primarily attributable to outside services and foreign currency transactions.
All Other - SG&A expenses for 1Q22 increased $1,598,000 compared to 1Q21 with foreign currency translation increasing SG&A expenses by $162,000. Constant currency SG&A expenses decreased by $1,760,000. All Other includes SG&A related to the Asia Pacific businesses and non-allocated corporate costs. Constant currency SG&A expenses related to Asia Pacific businesses for 1Q22 increased 7.3% or $191,000, compared to 1Q21 driven primarily by increased foreign currency transactions as well as sales and marketing and facility costs attributable to expanding the market in the region. Unallocated corporate costs increased primarily due to increased IT costs partially offset by lower stock compensation expense, noted above.

MD&A	Operating Income (Loss)

OPERATING INCOME (LOSS)

($ in thousands USD)	1Q22	1Q21	$ Change	% Change
Europe	3,225	3,832	(607)	(15.8)
North America	(8,336)	(2,375)	(5,961)	--
All Other	(7,724)	(5,640)	(2,084)	(37.0)
Charges related to restructuring	(3,790)	(1,552)	(2,238)	(144.2)
Consolidated Operating Income (Loss)	(16,625)	(5,735)	(10,890)	--

For 1Q22, consolidated operating loss increased compared to 1Q21 operating income attributable to lower gross profit and higher SG&A expenses.

Operating income (loss) by segment:
Europe - Operating income for 1Q22 decreased by $607,000 primarily due to lower gross profit on higher sales.
North America - Operating loss for 1Q22 increased by $5,961,000 primarily due to lower gross profit on flat sales and higher SG&A expenses. Gross profit was negatively impacted by unfavorable product mix as well as freight and material costs.
All Other - Operating loss for All Other includes the operating results of the Asia Pacific businesses, as well as unallocated SG&A expenses and intercompany eliminations. Operating loss increased $2,084,000, or 37.0%, primarily driven by additional professional fees.

Charges Related to Restructuring Activities
Restructuring charges were $3,790,000 for 1Q22 compared to $1,552,000 for 1Q21 and were principally related to severance costs. Restructuring charges were incurred in the Europe segment of $2,119,000 and North America segment of $1,662,000.

MD&A	Other Items

OTHER ITEMS

Loss (gain) on debt extinguishment including debt finance changes and fees

($ in thousands USD)	1Q22	1Q21	$ Change
Loss (gain) on debt extinguishment including debt finance fees	—	709	(709)
During the first quarter of 2021, the company repurchased and retired, at par plus accrued interest, $78,850,000 of its 2022 Notes. The result of the transaction was a loss on debt extinguishment including debt and finance fees of $709,000.

Interest

($ in thousands USD)	1Q22	1Q21	$ Change	% Change
Interest expense	6,252	5,731	521	9.1
Interest income	—	(1)	1	(100.0)
The increase in interest expense for 1Q22 compared to the same period of prior year was primarily related to higher interest bearing debt for the full period of 2022 compared to 2021.
Income Taxes
The company had an effective tax rate of 5.8% and 15.4% on losses before tax for the three months ended March 31, 2022 and March 31, 2021, respectively, compared to an expected benefit of 21.0% on the pre-tax loss for each period. The company's effective tax rate for the three months ended March 31, 2022 and March 31, 2021 were unfavorable as compared to the U.S. federal statutory rate, principally due to the negative impact of the company not being able to record tax benefits related to the significant losses in countries which had tax valuation allowances. The effective tax rate was increased for the three months ended March 31, 2022 and March 31, 2021 by certain taxes outside the United States, excluding countries with tax valuation allowances, that were at an effective rate higher than the U.S. statutory rate.

MD&A	Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES

The company continues to maintain an adequate liquidity position through its cash balances and bank lines of credit (refer to Long-Term Debt in the Notes to Condensed Consolidated Financial Statements included in this report) as described below.

Key balances on the company's balance sheet and related metrics:

($ in thousands USD)	March 31, 2022	December 31, 2021	$ Change	% Change
Cash and cash equivalents	52,337	83,745	(31,408)	(37.5)
Working capital (1)	117,280	138,134	(20,854)	(15.1)
Total debt (2)	384,814	382,586	2,228	0.6
Long-term debt (2)	378,940	376,462	2,478	0.7
Total shareholders' equity	189,308	218,489	(29,181)	(13.4)
Credit agreement borrowing availability (3)	42,267	41,845	422	1.0
(1)    Current assets less current liabilities.
(2)    Total debt and Long-term debt include finance leases but exclude debt issuance costs recognized as a deduction from the carrying amount of debt liability and operating leases.
(3)    Reflects the combined availability of the company's North American and European asset-based revolving credit facilities before borrowings. At March 31, 2022, the company had $12,631,000 of borrowings outstanding on the European credit facility and $25,500,000 of borrowings outstanding on its North America credit facility. Outstanding borrowings are based on credit availability calculated on a month lag related to the European credit facility.
The company's cash and cash equivalents balances were $52,337,000 and $83,745,000 at March 31, 2022 and December 31, 2021, respectively. The decrease in cash in the first three months of 2022 is primarily attributable to use from operating activities and cash used for continued investment in business improvement initiatives. Cash used by operating activities was partially offset by credit facilities borrowings. The North America and Europe credit facilities under the company's Credit Agreement provides for asset-based-lending senior secured revolving credit facilities.

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

The company's total debt outstanding, inclusive of the company's convertible senior notes due 2022, 2024 and 2026 and finance leases, increased by $2,228,000 to $384,814,000 at March 31, 2022 from $382,586,000 as of December 31,
2021. The increase is primarily driven by accretion on convertible senior notes due 2024, amortization of debt issuance costs and credit facility borrowings.

In addition, the company may incur substantial additional debt (including secured debt) in the future. Although the terms of the agreements governing existing debt restrict the company's ability to incur additional debt (including secured debt), such restrictions are subject to several exceptions and qualifications and such restrictions and qualifications may be waived or amended, and debt (including secured debt) incurred in compliance with such restrictions and qualifications (as they may be waived or amended) may be substantial.

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

MD&A	Liquidity and Capital Resources

Based on the company's current expectations, the company believes that its cash balances and available borrowing capacity under its Credit Agreement should be sufficient to meet working capital needs, capital requirements, and commitments for at least the next twelve months. Notwithstanding the company's expectations, if the company's operating results decrease as the result of pressures on the business due to, for example, prolonged, or worsening of, negative impacts of the COVID-19 pandemic, the impact of the pandemic on the company's supply chain, or political or geopolitical crises such as Russia's invasion of Ukraine, and actions taken in response on global and regional economies and economic activity, continued supply chain challenges, inflationary economic conditions, currency fluctuations or regulatory issues, or the company's failure to execute its business plans or if the company's business improvement actions take longer than expected to materialize or development of one or more of the other risks discussed in "Item 1A. Risk Factors" of the company’s Annual Report on Form 10-K, the company may require additional financing, or may be unable to comply with its obligations under the credit facilities or its other obligations, and its lenders or creditors could demand repayment of any amounts outstanding. If additional financing is required, there can be no assurance that it will be available on terms satisfactory to the company, if at all. The company also may evaluate and implement further changes to its strategic goals and business plans, which may involve additional restructuring of its operations. If and to the extent undertaken, any such restructuring may be substantial and involve significant effort and expense, and the company can make no assurances that such efforts, if undertaken, would be successful and result in improvements to the company’s business performance and financial condition. Refer to "Item 1A. Risk Factors" in the company’s Annual Report on Form 10-K for a further discussion of risks applicable to the company's liquidity, capital resources and financial condition.

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

While most of the company's debt has fixed interest, should interest rates increase, the company expects that it would be able to absorb modest rate increases without any material impact on its liquidity or capital resources. The weighted average interest rate on revolving credit borrowings, excluding finance leases, was 4.5% for the three months ended March 31, 2022 and 4.5% for the year ended December 31, 2021. Refer to "Long-Term Debt" and "Leases and Commitments" in the Notes to the Condensed Consolidated Financial Statements for more details regarding the company's credit facilities and lease liabilities, respectively.

CAPITAL EXPENDITURES

The company estimates that capital investments for 2022 could be approximately $15,000,000 compared to actual capital expenditures of $17,698,000 in 2021. The continued investment at this level relates primarily to the new ERP system. The company believes that its balances of cash and cash equivalents and available borrowing capacity under its existing credit facilities should be sufficient to meet its operating cash requirements and fund capital expenditures (refer to "Liquidity and Capital Resources"). The Credit Agreement limits the company's annual capital expenditures to $35,000,000.

DIVIDEND POLICY

On May 21, 2020, the Board of Directors suspended the quarterly dividend on the company's Common Shares. The Board of Directors suspended the company's regular dividend on the Class B Common Shares starting in the third quarter of 2018. Less than 4,000 Class B Common Shares remain outstanding and suspending the regular Class B dividend allows the company to save on the administrative costs and compliance expenses associated with that dividend. Holders of Class B Common Shares are entitled to convert their shares into Common Shares at any time on a share-for-share basis and would be eligible for any Common Share dividends declared following any such conversion.

MD&A	Cash Flows

CASH FLOWS

The increase in cash used by operating activities for the three months ended March 31, 2022 was driven primarily by increased operating loss impacted by higher input costs.
The year over year change in cash flows related to investing activities was driven primarily by lower capital expenditures.
Cash flows used by financing activities in the first three months of 2022 included credit facility borrowings and repayments as well as payment of $244,000 in financing costs. The first three months of 2021 included the issuance of $125,000,000 principal amount of 2026 Notes, payment of $4,608,000 in financing costs, purchase of capped calls related to the 2026 Notes for $18,787,000, repurchase of $78,850,000 principal amount of 2022 Notes and repayment of $1,250,000 principal amount of the company's previously outstanding convertible notes due 20221 (the "2021 Notes"). Borrowings on credit facilities are under the asset-based-lending senior secured revolving credit facilities provided by the company's Credit Agreement.

MD&A	Cash Flows

Free cash flow is a non-GAAP financial measure and is reconciled to the corresponding GAAP measure as follows:

($ in thousands USD)	1Q22	1Q21
Net cash used by operating activities	(27,698)	(13,760)
Plus: Sales of property and equipment	5	23
Less: Purchases of property and equipment	(2,131)	(4,118)
Free Cash Flow (usage)	(29,824)	(17,855)

Free cash flow for the first three months 2022 and 2021 was primarily impacted by the same items that affected cash flows used by operating activities. Free cash flow is a non-GAAP financial measure that is comprised of net cash provided (used) by operating activities plus purchases of property and equipment less proceeds from sales of property and equipment. Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the company and its ability to repay debt or make future investments (including acquisitions, etc.).
Generally, the first half of the year is cash consumptive and impacted by significant disbursements related to annual customer rebate payments which normally occur in the first quarter of the year and earned employee bonuses historically paid in the first half of the year. In addition, investment in inventory is typically heavy in the first half of the year, particularly recently with efforts to mitigate the company's supply chain disruptions and position the company to fulfill shipments in the second half of the year and can be impacted by footprint rationalization projects.

MD&A	Cash Flows

The company's approximate cash conversion days at March 31, 2022, December 31, 2021 and March 31, 2021 were as follows:
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

ACCOUNTING ESTIMATES AND PRONOUNCEMENTS

CRITICAL ACCOUNTING ESTIMATES

The Condensed Consolidated Financial Statements included in the report include accounts of the company and all majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Condensed Consolidated Financial Statements and related footnotes. In preparing the financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, thus, actual results could differ from these estimates. Refer to the Critical Accounting Estimates section within MD&A of company's Annual Report on Form 10-K for the period ending December 31, 2021.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For the company’s disclosure regarding recently issued accounting pronouncements, refer to Accounting Policies - Recent Accounting Pronouncements in the Notes to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

MD&A	Forward-Looking Statements

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “could,” “plan,” “intend,” “expect,” “continue,” “believe” and “anticipate,” as well as similar comments, denote forward-looking statements that are subject to inherent uncertainties that are difficult to predict. Actual results and events may differ significantly from those expressed or anticipated as a result of various risks and uncertainties, which include, but are not limited to, the following: the duration and scope of the COVID-19 pandemic, the pace of resumption of access to healthcare, including clinics and elective care, and loosening of public health restrictions, or any reimposed restrictions on access to healthcare or tightening of public health restrictions which could impact the demand for the company’s products; global shortages in, or increasing costs for, transportation and logistics services and capacity; the availability and cost of the company needed products, components or raw materials from its suppliers; actions that governments, businesses and individuals take in response to the pandemic, including mandatory business closures and restrictions on onsite commercial interactions; the impact of the pandemic, or political or geopolitical crises such as Russia's invasion of Ukraine, and actions taken in response on global and regional economies and economic activity; the pace of recovery when the COVID-19 pandemic subsides; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth, including negative conditions attributable to inflationary economic conditions; the effects of steps the company takes to reduce operating costs; the inability of the company to sustain profitable sales growth, achieve anticipated improvements in segment operating performance, convert high inventory levels to cash or reduce its costs; lack of market acceptance of the company's new product innovations; revised product pricing and/or product surcharges; circumstances or developments that may make the company unable to implement or realize the anticipated benefits, or that may increase the costs, of its current and planned business initiatives, in particular the key elements of its growth plan such as its new product introductions, commercialization plans, additional investments in sales force and demonstration equipment, product distribution strategy in Europe, supply chain actions and global information technology outsourcing and ERP implementation activities; possible adverse effects on the company's liquidity, including the company's ability to address future debt maturities; adverse changes in government and third-party payor reimbursement levels and practices; consolidation of health care providers; increasing pricing pressures in the markets for the company's products; risks of failures in, or disruptions to, legacy IT systems; risks of cybersecurity attack, data breach or data loss and/or delays in or inability to recover or restore data and IT systems; adverse effects of the company's consent decree of injunction with the U.S. Food and Drug Administration (FDA), including but not limited to, compliance costs, inability to rebuild negatively impacted customer relationships, unabsorbed capacity utilization, including fixed costs and overhead; any circumstances or developments that might adversely impact the third-party expert auditor's required audits of the company's quality systems at the facilities impacted by the consent decree, including any possible failure to comply with the consent decree or FDA regulations or the inability to adequately address the matters identified in the FDA Letters; regulatory proceedings or the company's failure to comply with regulatory requirements or receive regulatory clearance or approval for the company's products or operations in the United States or abroad; adverse effects of regulatory or governmental inspections of the company's facilities at any time and governmental enforcement actions; product liability or warranty claims; product recalls, including more extensive warranty or recall experience than expected; possible adverse effects of being leveraged, including interest rate or event of default risks; exchange rate fluctuations, particularly in light of the relative importance of the company's foreign operations to its overall financial performance; legal actions, including adverse judgments or settlements of litigation or claims in excess of available insurance limits; tax rate fluctuations; additional tax expense or additional tax exposures, which could affect the company's future profitability and cash flow; uncollectible accounts receivable; risks inherent in managing and operating businesses in many different foreign jurisdictions; decreased availability or increased costs of materials which could increase the company's costs of producing or acquiring the company's products, including the adverse impacts of tariffs and increases in commodity costs or freight costs; heightened vulnerability to a hostile takeover attempt or other shareholder activism; provisions of Ohio law or in the company's debt agreements, charter documents or other agreements that may prevent or delay a change in control, as well as the risks described elsewhere in this Quarterly Report on Form 10-Q, the company’s Annual Report on Form 10-K and from time to time in the company's reports as filed with the Securities and Exchange Commission. Except to the extent required by law, the company does not undertake and specifically declines any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

Financial Statements

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(In thousands, except per share data)	Three Months Ended March 31,
	2022	2021
Net sales	$200,988	$196,202
Cost of products sold	153,259	141,564
Gross Profit	47,729	54,638
Selling, general and administrative expenses	60,564	58,821
Charges related to restructuring activities	3,790	1,552
Operating Loss	(16,625)	(5,735)
Loss on debt extinguishment including debt finance charges and fees	—	709
Interest expense	6,252	5,731
Interest income	—	(1)
Loss Before Income Taxes	(22,877)	(12,174)
Income tax provision	1,320	1,870
Net Loss	$(24,197)	$(14,044)
Dividends Declared per Common Share	$—	$—
Net Loss per Share—Basic	$(0.69)	$(0.41)
Weighted Average Shares Outstanding—Basic	35,046	34,495
Loss per Share—Assuming Dilution	$(0.69)	$(0.41)
Weighted Average Shares Outstanding—Assuming Dilution	35,419	35,210
Net Loss	$(24,197)	$(14,044)
Other comprehensive income (loss):
Foreign currency translation adjustments	(6,342)	5,677
Defined Benefit Plans:
Amortization of prior service costs and unrecognized losses	224	349
Deferred tax adjustment resulting from defined benefit plan activity	(47)	(58)
Valuation reserve associated with defined benefit plan activity	47	58
Current period gain (loss) on cash flow hedges	880	(875)
Deferred tax benefit (provision) related to gain on cash flow hedges	(56)	83
Other Comprehensive Income (Loss)	(5,294)	5,234
Comprehensive Loss	$(29,491)	$(8,810)
(Elements as a % of Net Sales)
Net sales	100.0%	100.0%
Cost of products sold	76.3	72.2
Gross Profit	23.7	27.8
Selling, general and administrative expenses	30.1	30.0
Charges related to restructuring activities	1.9	0.8
Operating Loss	(8.3)	(2.9)
Loss on debt extinguishment including debt finance charges and fees	—	0.4
Interest expense	3.1	2.9
Loss Before Income Taxes	(11.4)	(6.2)
Income tax provision	0.7	1.0
Net Loss	(12.0)%	(7.2)%
See notes to condensed consolidated financial statements.

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	(unaudited)
	March 31, 2022	December 31, 2021
Assets	(In thousands)
Current Assets
Cash and cash equivalents	$52,337	$83,745
Trade receivables, net	106,377	117,115
Installment receivables, net	287	218
Inventories, net	147,354	144,274
Other current assets	44,127	40,036
Total Current Assets	350,482	385,388
Other Assets	5,636	5,362
Intangibles, net	26,116	26,356
Property and Equipment, net	58,940	60,921
Finance Lease Assets, net	61,703	63,029
Operating Lease Assets, net	11,942	12,600
Goodwill	352,453	355,875
Total Assets	$867,272	$909,531
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$121,107	$130,036
Accrued expenses	97,967	102,971
Current taxes payable	4,147	3,914
Current portion of long-term debt	2,815	3,107
Current portion of finance lease obligations	3,056	3,009
Current portion of operating lease obligations	4,110	4,217
Total Current Liabilities	233,202	247,254
Long-Term Debt	309,054	305,022
Finance Lease Long-Term Obligations	62,689	63,736
Operating Leases Long-Term Obligations	7,764	8,234
Other Long-Term Obligations	65,255	66,796
Shareholders’ Equity
Preferred Shares (Authorized 300 shares; none outstanding)	—	—
Common Shares (Authorized 150,000 shares; 39,434 and 39,416 issued and outstanding at March 31, 2022 and December 31, 2021, respectively)—no par	9,977	9,977
Class B Common Shares (Authorized 12,000 shares; 4 and 4 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively)—no par	2	2
Additional paid-in-capital	276,975	276,665
Retained earnings (accumulated deficit)	(1,552)	22,645
Accumulated other comprehensive income	11,694	16,988
Treasury Shares (4,397 and 4,397 shares at March 31, 2022 and December 31, 2021, respectively)	(107,788)	(107,788)
Total Shareholders’ Equity	189,308	218,489
Total Liabilities and Shareholders’ Equity	$867,272	$909,531
See notes to condensed consolidated financial statements.

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Three Months Ended March 31,
	2022	2021
Operating Activities	(In thousands)
Net loss	$(24,197)	$(14,044)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	3,942	4,079
Amortization of operating lease right of use assets	1,375	1,634
Provision for losses on trade and installment receivables	96	45
Provision for deferred income taxes	95	672
Provision for other deferred liabilities	(44)	(72)
Provision for equity compensation	310	1,580
Gain on disposals of property and equipment	(34)	—
Loss on debt extinguishment including debt finance charges and fees	—	709
Convertible debt accretion	911	870
Amortization of debt fees	615	418
Changes in operating assets and liabilities:
Trade receivables	10,481	9,768
Installment sales contracts, net	247	228
Inventories, net	(3,615)	(16,018)
Other current assets	(3,361)	9,761
Accounts payable	(8,323)	6,197
Accrued expenses	(4,372)	(20,214)
Other long-term liabilities	(1,824)	627
Net Cash Used by Operating Activities	(27,698)	(13,760)
Investing Activities
Purchases of property and equipment	(2,131)	(4,118)
Proceeds from sale of property and equipment	5	23
Change in other long-term assets	(91)	2
Other	4	—
Net Cash Used by Investing Activities	(2,213)	(4,093)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	3,484	125,000
Repurchases of convertible debt, payments on revolving lines of credit and finance leases	(4,420)	(104,079)
Payment of financing costs	(244)	(4,608)
Purchases of capped calls	—	(18,787)
Net Cash Used by Financing Activities	(1,180)	(2,474)
Effect of exchange rate changes on cash	(317)	1,081
Decrease in cash and cash equivalents	(31,408)	(19,246)
Cash and cash equivalents at beginning of year	83,745	105,298
Cash and cash equivalents at end of period	$52,337	$86,052
See notes to condensed consolidated financial statements.

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders' Equity (unaudited)

(In thousands)	Common Shares	Class B Shares	Additional Paid-in- Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Total
January 1, 2022 Balance	$9,977	$2	$276,665	$22,645	$16,988	$(107,788)	$218,489
Performance awards	—	—	(345)	—	—	—	(345)
Restricted share awards	—	—	655	—	—	—	655
Net loss	—	—	—	(24,197)	—	—	(24,197)
Foreign currency translation adjustments	—	—	—	—	(6,342)	—	(6,342)
Unrealized gain on cash flow hedges	—	—	—	—	824	—	824
Defined benefit plans: Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	224	—	224
Total comprehensive loss							(29,491)
March 31, 2022 Balance	$9,977	$2	$276,975	$(1,552)	$11,694	$(107,788)	$189,308

January 1, 2021 Balance	$9,816	$2	$326,088	$58,538	$45,436	$(106,034)	$333,846
Performance awards	—	—	668	—	—	—	668
Restricted share awards	101	—	811	—	—	—	912
Net loss	—	—	—	(14,044)	—	—	(14,044)
Foreign currency translation adjustments	—	—	—	—	5,677	—	5,677
Unrealized loss on cash flow hedges	—	—	—	—	(792)	—	(792)
Defined benefit plans: Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	349	—	349
Total comprehensive loss							(8,810)
Adoption of ASU 2020-06	—	—	(34,798)	9,670	—	—	(25,128)
Purchase of capped calls	—	—	(18,787)	—	—	—	(18,787)
March 31, 2021 Balance	$9,917	$2	$273,982	$54,164	$50,670	$(106,034)	$282,701

See notes to condensed consolidated financial statements.

Notes to Financial Statements	Accounting Policies

Accounting Policies

Principles of Consolidation: The condensed consolidated financial statements include the accounts of the company and its wholly owned subsidiaries and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of March 31, 2022 and the results of its operations and changes in its cash flow for the three months ended March 31, 2022 and 2021, respectively. Certain foreign subsidiaries, represented by the European segment, are consolidated using a February 28 quarter end to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the company's financial statements. All significant intercompany transactions are eliminated. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year.

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
The company adopted ASU 2020-04 effective January 1, 2022 and the adoption did not have a material impact on the company's financial statements. Interest arrangements previously referring to LIBOR prior to adoption, now refer to a secured overnight finance rate (SOFR).

Notes to Financial Statements	Current Assets

Current Assets

Receivables

Receivables consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Accounts receivable, gross	$128,214	$142,806
Customer rebate reserve	(10,788)	(12,267)
Cash discount reserves	(6,929)	(9,179)
Allowance for doubtful accounts	(3,256)	(3,642)
Other, principally returns and allowances reserves	(864)	(603)
Accounts receivable, net	$106,377	$117,115

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

During the third quarter of 2021, the company entered into an agreement with a bank to sell certain trade receivables with governmental entity customers in the Nordic region without recourse. Under ASC 860, the sale of the receivables qualify as a true sale and not a secured borrowing. No gain or loss was recorded on the sale of the receivables. Bank charges, which are recorded as interest expense, attributable to the program were immaterial for the three months ended March 31, 2022.

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

In North America, excluding Canada, good-standing receivables are assigned to the low risk pool and assigned an expected loss percentage of 1.0% as these receivables are deemed to share the same risk profile and collections efforts are the same. Installment receivables in North America are characterized as collection receivables and thus reserves are based on specific analysis of each customer. In Canada, good-standing receivables are deemed low risk and assigned a loss percentage of 0.1%.

In Europe, expected losses are determined by each location in each region. Most locations have a majority of their receivables assigned to the low risk pool, which has an average expected loss percentage of 0.5%. About half of the locations have a portion of their receivables assigned as medium risk with an average expected loss percentage of 1.3%. Only a few locations have any receivables characterized as high risk and the average credit loss percentage for those locations is 3.8%. Collection risk is generally low as payment terms in certain key markets, such as Germany, are immediate and in many locations the ultimate customer is the government.

In the Asia Pacific region, receivables are characterized as low risk, which have an average expected loss percentage of 1.0%. Historical losses are low in this region where the use of credit insurance is often customary.

Notes to Financial Statements	Current Assets

The movement in the trade receivables allowance for doubtful accounts was as follows (in thousands):

Three Months Ended March 31, 2022
Balance as of beginning of period	$3,642
Current period provision	96
Recoveries (direct write-offs), net	(482)
Balance as of end of period	$3,256

The company did not make any material changes to the assignment of receivables to the different risk pools or to the expected loss reserves in the quarter. The company is monitoring the impacts of the COVID-19 pandemic and the possibility for an impact on collections, but to date this has not materially impacted 2022.

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

The company writes off uncollectible trade accounts receivable after such receivables are moved to collection status and legal remedies are exhausted. Refer to Concentration of Credit Risk in the Notes to the Condensed Consolidated Financial Statements for a description of the financing arrangement. Long-term installment receivables are included in “Other Assets” on the condensed consolidated balance sheet.

The company has recorded a contingent liability in the amount of $307,000 related to the contingent aspect of the company's guarantee associated with its arrangement with DLL. The contingent liability is recorded applying the same expected loss model used for the trade and installment receivables recorded on the company's books. Specifically, historical loss history is used to determine the expected loss percentage, which is then adjusted judgmentally to consider other factors, as needed.

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

Notes to Financial Statements	Current Assets

Installment receivables consist of the following (in thousands):

	March 31, 2022			December 31, 2021
	Current	Long-Term	Total	Current	Long-Term	Total
Installment receivables	$287	$431	$718	$218	$734	$952
Allowance for doubtful accounts	—	—	—	—	—	—
Installment receivables, net	$287	$431	$718	$218	$734	$952

No Installment receivables were purchased from DLL during the three months ended March 31, 2022. No sales of installment receivables were made by the company during the quarter.

The movement in the installment receivables allowance for doubtful accounts was as follows (in thousands):

	Three Months Ended March 31, 2022	Year Ended December 31, 2021
Balance as of beginning of period	$—	$487
Current period provision (benefit)	—	(75)
Direct write-offs charged against the allowance	—	(412)
Balance as of end of period	$—	$—

Installment receivables by class as of March 31, 2022 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
Asia Pacific
Non-Impaired installment receivables with no related allowance recorded	718	718	—	—
Total
Non-Impaired installment receivables with no related allowance recorded	718	718	—	—
Impaired installment receivables with a related allowance recorded	—	—	—	—
Total installment receivables	$718	$718	$—	$—

Notes to Financial Statements	Current Assets

Installment receivables by class as of December 31, 2021 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
Asia Pacific
Non-impaired installment receivables with no related allowance recorded	952	952	—	—
Total
Non-impaired installment receivables with no related allowance recorded	952	952	—	—
Impaired installment receivables with a related allowance recorded	—	—	—	—
Total installment receivables	$952	$952	$—	$—

The aging of the company’s installment receivables was as follows (in thousands):

	March 31, 2022			December 31, 2021
	Total	U.S.	Asia Pacific	Total	U.S.	Asia Pacific
Current	$718	$—	$718	$952	$—	$952
0-30 days past due	—	—	—	—	—	—
31-60 days past due	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—
90+ days past due	—	—	—	—	—	—
	$718	$—	$718	$952	$—	$952

Notes to Financial Statements	Current Assets

Inventories, Net

Inventories consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Finished goods	$68,602	$62,124
Raw materials	66,241	69,371
Work in process	12,511	12,779
Inventories, net	$147,354	$144,274

Other Current Assets

Other current assets consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Tax receivables principally value added taxes	$24,274	$21,943
Prepaid insurance	3,079	4,462
Prepaid inventory and freight	2,265	2,394
Recoverable income taxes	2,160	2,301
Derivatives (foreign currency forward exchange contracts)	2,131	386
Receivable due from information technology provider	1,806	612
Service contracts	943	304
Deferred financing fees	417	379
Prepaid and other current assets	7,052	7,255
Other Current Assets	$44,127	$40,036

Notes to Financial Statements	Long-Term Assets

Long-Term Assets

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Cash surrender value of life insurance policies	$2,505	$2,481
Deferred income taxes	1,664	1,540
Deferred financing fees	841	409
Installment receivables	431	734
Investments	86	86
Other	109	112
Other Long-Term Assets	$5,636	$5,362
Property and Equipment
Property and equipment consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Machinery and equipment	$277,838	$278,347
Land, buildings and improvements	26,926	27,299
Capitalized software	30,790	30,448
Furniture and fixtures	9,028	8,943
Leasehold improvements	6,861	6,782
Property and Equipment, gross	351,443	351,819
Accumulated depreciation	(292,503)	(290,898)
Property and Equipment, net	$58,940	$60,921

Machinery and equipment includes demonstration units placed in provider locations which are depreciated to their estimated recoverable values over their estimated useful lives.

In the fourth quarter of 2019, the company initiated the first stage of an Enterprise Resource Planning ("ERP") software implementation. Related to the ERP project, the company capitalized certain costs in accordance with ASC 350 as shown in capitalized software above. The net book value of capitalized software was $28,380,000 and $28,715,000 at March 31, 2022 and December 31, 2021, respectively. Depreciation expense related to capitalized software started in 2021 and was $677,000 and $252,000 for the three months ended March 31, 2022 and 2021.

Unpaid purchases of property and equipment at March 31, 2022 and December 31, 2021 were $0 and $1,090,000, respectively and are excluded from purchases of property and equipment on the consolidated statements of cash flows for the periods ending and are included in subsequent periods when paid.

Notes to Financial Statements	Long-Term Assets

Goodwill
The change in goodwill from December 31, 2021 to March 31, 2022 was due to foreign currency translation.
In accordance with Intangibles—Goodwill and Other, ASC 350, goodwill is tested annually for impairment or whenever events or changes in circumstances indicate the carrying value of a reporting unit could be above its fair value.
A reporting unit is defined as an operating segment or one level below. The company has determined that its reporting units are North America, Europe and Asia Pacific.

Refer to Goodwill in the company's Annual Report on Form 10-K for the period ending December 31, 2021 for further disclosure regarding the company's impairment analysis review methodology.
Intangibles

The company's intangibles consist of the following (in thousands):

	March 31, 2022		December 31, 2021
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer lists	$52,145	$52,145	$52,447	$52,447
Trademarks	23,999	—	24,137	—
Developed technology	7,597	7,145	7,652	7,149
Patents	5,558	5,558	5,543	5,543
License agreements	2,915	1,259	2,905	1,196
Other	1,149	1,140	1,147	1,140
Intangibles	$93,363	$67,247	$93,831	$67,475

All the company’s intangible assets have been assigned definite lives and continue to be amortized over their useful lives, except for trademarks shown above, which have indefinite lives.

The changes in intangible balances reflected on the balance sheet from December 31, 2021 to March 31, 2022 were the result of foreign currency translation on historical cost and accumulated amortization.
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
Amortization expense related to intangible assets was $99,000 in the first three months of 2022 and is expected to be $394,000 in 2022, $394,000 in 2023, $352,000 in 2024, $213,000 in 2025, $211,000 in 2026 and $211,000 in
2027. Amortized intangible assets are being amortized on a straight-line basis over remaining lives of 3 to 8 years with a weighted average remaining life of approximately 6.7 years.

Notes to Financial Statements	Current Liabilities

Current Liabilities

Accrued Expenses

Accrued expenses consist of accruals for the following (in thousands):

	March 31, 2022	December 31, 2021
Taxes other than income taxes, primarily value added taxes	$23,156	$23,217
Salaries and wages	21,447	24,012
Warranty	10,885	11,198
Professional	9,068	8,697
Freight	5,798	5,460
Interest	3,812	3,297
IT service contracts	3,806	4,013
Deferred revenue	3,127	4,156
Severance	2,936	400
Rebates	2,759	6,569
Product liability, current portion	2,555	2,362
Derivative liabilities (foreign currency forward exchange contracts)	648	1,938
Insurance	561	625
Supplemental executive retirement program liability	391	391
Rent	246	196
Other items, principally trade accruals	6,772	6,440
Accrued Expenses	$97,967	$102,971

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

Accrued rebates relate to several volume incentive programs the company offers its customers. The company accounts for these rebates as a reduction of revenue when the products are sold. Rebates are netted against gross accounts receivables. If rebates are in excess of such receivables, they are then classified as accrued expenses. The reduction in accrued rebates from December 31, 2021 to March 31, 2022 primarily relates to payments principally made in the first quarter each year, earned from the previous year.

Notes to Financial Statements	Current Liabilities

The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

Balance as of January 1, 2022	$11,198
Warranties provided during the period	1,428
Settlements made during the period	(1,844)
Changes in liability for pre-existing warranties during the period, including expirations	103
Balance as of March 31, 2022	$10,885

Warranty reserves are subject to adjustment in future periods as new developments change the company's estimate of the total cost.

Notes to Financial Statements	Long-Term Liabilities

Long-Term Liabilities

Long-Term Debt

Debt consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Convertible senior notes at 4.50%, due in June 2022	2,647	2,642
Convertible senior notes Series I at 5.00%, due in November 2024	72,207	72,140
Convertible senior notes Series II at 5.00%, due November 2024	79,247	78,251
Convertible senior notes at 4.25%, due in March 2026	119,391	119,036
Other obligations	38,377	36,060
	311,869	308,129
Less current maturities of long-term debt	(2,815)	(3,107)
Long-Term Debt	$309,054	$305,022

On September 30, 2015, the company entered into an Amended and Restated Revolving Credit and Security Agreement, which was subsequently amended (the “Credit Agreement”) and which matures on January 16, 2024. The Credit Agreement was entered into by and among the company, certain of the company’s direct and indirect U.S. and Canadian subsidiaries and certain of the company’s European subsidiaries (together with the company, the “Borrowers”), certain other of the company’s direct and indirect U.S., Canadian and European subsidiaries (the “Guarantors”), and PNC Bank, National Association (“PNC”), JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited, KeyBank National Association, and Citizens Bank, National Association (the “Lenders”). PNC is the administrative agent (the “Administrative Agent”) and J.P. Morgan Europe Limited is the European agent (the “European Agent”) under the Credit Agreement. In connection with entering into the company's Credit Agreement, the company incurred fees which were capitalized and are being amortized as interest expense. As of March 31, 2022, debt fees yet to be amortized through January 2024 totaled $733,000.

The company had outstanding letters of credit of $3,420,000 and $3,450,000 as of March 31, 2022 and December 31, 2021, respectively. Outstanding letters of credit and other reserves impacting borrowing capacity were $4,121,000 and $2,585,000 as of March 31, 2022 and December 31, 2021, respectively. The company had outstanding borrowings of $25,500,000 under its North America Credit Facility as of March 31, 2022. The company had outstanding borrowings of $7,066,000 (€6,300,000) under its French Credit Facility and $5,565,000 (£4,150,000) under its UK Credit Facility as of March 31, 2022, together referred to as the European Credit Facility. The company had outstanding borrowings of $22,150,000 under its North America Credit Facility as of December 31, 2021. The company had outstanding borrowings of $7,366,000 (€6,500,000) under its French Credit Facility and $5,986,000 (£4,500,000) under its UK Credit Facility as of December 31, 2021, together referred to as the European Credit Facility. The weighted average interest rate on all borrowings, excluding finance leases, was 4.5% for the three months ended March 31, 2022 and 4.5% for the year ended December 31, 2021.

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

Notes to Financial Statements	Long-Term Liabilities

(a) 85% of eligible U.S. accounts receivable plus (b) the lesser of (i) 70% of eligible U.S. inventory and eligible foreign in-transit inventory and (ii) 85% of the net orderly liquidation value of eligible U.S. inventory and eligible foreign in-transit inventory (not to exceed $4,000,000), plus (c) the lesser of (i) 80% of the net orderly liquidation value of U.S. eligible machinery and equipment and (ii) $0 as of March 31, 2022 (subject to reduction as provided in the Credit Agreement), plus (d) 85% of eligible Canadian accounts receivable, plus (e) the lesser of (i) 70% of eligible Canadian inventory and (ii) 85% of the net orderly liquidation value of eligible Canadian inventory, less (f) swing loans outstanding under the North America Credit Facility, less (g) letters of credit issued and undrawn under the North America Credit Facility, less (h) a $5,650,000 minimum availability reserve, less (i) other reserves required by the Administrative Agent, and in each case subject to the definitions and limitations in the Credit Agreement. As of March 31, 2022, the company was in compliance with all covenant requirements. As of March 31, 2022, the company had gross borrowing base of $45,842,000 and net borrowing availability of $28,571,000 under the North America Credit Facility under the Credit Agreement, considering the minimum availability reserve, then-outstanding letters of credit, other reserves and the $7,500,000 dominion trigger amount described below.

Interest will accrue on outstanding indebtedness under the Credit Agreement at the SFOR rate, plus a margin ranging from 2.25% to 2.75%, or at the alternate base rate, plus a margin ranging from 1.25% to 1.75%, as selected by the company. Borrowings under the North America Credit Facility are subject to commitment fees of 0.25% or 0.375% per year, depending on utilization.

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

The Credit Agreement contains customary default provisions, with certain grace periods and exceptions, which provide for events of default that include, among other things, failure to pay amounts due, breach of covenants, representations or warranties, bankruptcy, the occurrence of a material adverse effect, exclusion from any medical reimbursement program, and an interruption of any material manufacturing facilities for more than 10 consecutive days. The proceeds of the North America Credit Facility will be used to finance the working capital and other business needs of the company. There was $25,500,000 of outstanding borrowings under the North America Credit Facility on March 31, 2022.

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

The aggregate borrowing availability for each European Borrower under the European Credit Facility is determined based on a borrowing base formula. The aggregate borrowings of each of the European Borrowers under the European Credit Facility may not exceed an amount equal to (a) 85% of the European Borrower’s eligible accounts receivable, less (b) the European Borrower’s borrowings and swing line loans outstanding under the European Credit Facility, less (c) the European Borrower’s letters of credit issued and undrawn under the European Credit Facility, less (d) a $3,000,000 minimum availability reserve, less (e) other reserves required by the European Agent, and in each case subject to the definitions and limitations in the Credit Agreement. As of March 31, 2022, the gross borrowing base to the European Borrowers under the European Credit Facility was $20,446,000 and the net borrowing availability was $13,696,000, considering the $3,000,000 minimum availability reserve and a $3,750,000 dominion trigger amount described below. Borrowing availability is based on a prior month base in USD. Actual borrowings in GBP and EUR fluctuate in USD between date of borrowing and when translated for consolidated reporting.

Notes to Financial Statements	Long-Term Liabilities

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

Interest will accrue on outstanding indebtedness under the European Credit Facility at the SOFR rate, plus a margin ranging from 2.50% to 3.00%, or for swing line loans, at the overnight SOFR rate, plus a margin ranging from 2.50% to 3.00%, as selected by the company. The margin that will be adjusted quarterly based on utilization. Borrowings under the European Credit Facility are subject to commitment fees of 0.25% or 0.375% per year, depending on utilization.

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

The European Credit Facility is subject to customary representations, warranties and covenants generally consistent with those applicable to the North America Credit Facility. Exceptions to the operating covenants in the Credit Agreement provide the company with flexibility to, among other things, enter into or undertake certain sale/leaseback transactions, dispositions of assets, additional credit facilities, sales of receivables, additional indebtedness and intercompany indebtedness, all subject to limitations set forth in the Credit Agreement. The Credit Agreement also contains a covenant requiring the European Borrowers to maintain undrawn availability under the European Credit Facility of not less than (i) 12.5% of the maximum amount that may be drawn under the European Credit Facility for five (5) consecutive business days, or (ii) 11.25% of the maximum amount that may be drawn under the European Credit Facility on any business day. The European Borrowers also are subject to cash dominion triggers under the European Credit Facility requiring the European Borrower to maintain borrowing capacity of not less than $3,750,000 on any business day or $3,750,000 for five consecutive business days in order to avoid triggering full control by an agent for the Lenders of the European Borrower’s cash receipts for application to its obligations under the European Credit Facility.

The European Credit Facility is subject to customary default provisions, with certain grace periods and exceptions, consistent with those applicable to the North America Credit
Facility, which provide that events of default include, among other things, failure to pay amounts due, breach of covenants, representations or warranties, cross-default, bankruptcy, the occurrence of a material adverse effect, exclusion from any medical reimbursement program, and an interruption in the operations of any material manufacturing facility for more than 10 consecutive days. The proceeds of the European Credit Facility will be used to finance the working capital and other business needs of the company. As of March 31, 2022, the company had borrowings of $7,066,000 (€6,300,000) under its French Credit Facility and $5,565,000 (£4,150,000) under its UK Credit Facility as of March 31, 2022, together referred to as the European Credit Facility. The company had outstanding borrowings of $7,366,000 (€6,500,000) under its French Credit Facility and $5,986,000 (£4,500,000) under its UK Credit Facility as of December 31, 2021.

The company was in compliance with the Credit Agreement covenants at March 31, 2022.

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

Notes to Financial Statements	Long-Term Liabilities

2022, unless repurchased or converted in accordance with their terms prior to such date. Prior to December 1, 2021, the 2022 Notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Prior to May 16, 2019, the 2022 Notes were convertible, subject to certain conditions, into cash only. On May 16, 2019, the company obtained shareholder approval under applicable New York Stock Exchange rules such that conversion of the 2022 Notes may be settled in cash, the company’s common shares or a combination of cash and the company’s common shares, at the company’s election. At March 31, 2022, $2,650,000 aggregate principal amount of the 2022 Notes remained outstanding, following the exchange transactions completed in the second quarter of 2020 and the repurchase of debt completed in the first quarter of 2021, as further discussed below.

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

In connection with the offering of the 2022 Notes, the company entered into privately negotiated convertible note hedge transactions with one financial institution (the “option counterparty”). These transactions cover, subject to customary anti-dilution adjustments, the number of the company’s common shares that will initially underlie the 2022 Notes and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the 2022 Notes. The company evaluated the note hedges under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the note hedges should be accounted for as derivatives. These derivatives were capitalized on the balance sheet as long-term assets and were adjusted to reflect fair value each quarter. The fair value of the convertible note hedge assets at issuance was $24,780,000.

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

There were 120,000 note hedge options relating to the 2022 Notes outstanding at March 31, 2022, but only 2,650 remained available for exercise. Note hedge options related to the 2022 Notes will expire on June 1, 2022.

Warrants relating to the 2022 Notes outstanding on March 31, 2022 were 7,393,141. If exercised, one common share is issued upon exercise of each warrant, but may be

Notes to Financial Statements	Long-Term Liabilities

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

During the second quarter of 2020, the company entered into separate, privately negotiated agreements with certain holders of the company's previously outstanding convertible notes due 2021 (the "2021 Notes") and certain holders of its 2022 Notes to exchange $35,375,000 in aggregate principal amount of 2021 Notes and $38,500,000 in aggregate principal amount of 2022 Notes, for aggregate consideration of $73,875,000 in aggregate principal amount of new Series II 2024 Notes and $5,593,000 in cash.

During the first quarter of 2021, the company repurchased $78,850,000 in principal amount of 2022 Notes, resulting in a loss on debt extinguishment of $709,000.

The liability components of the 2022 Notes consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Principal amount of liability component	$2,650	$2,650
Debt fees	(3)	(8)
Net carrying amount of liability component	$2,647	$2,642

The effective interest rate on the liability component was 10.9% upon original issuance including consideration of the discount. Total interest expense subsequent to adoption of ASU 2020-06 includes coupon interest and amortization of debt fees. Interest expense of $30,000 was accrued for the three months ended March 31, 2022 compared to $769,000 for the three months ended March 31, 2021, based on the stated coupon rate of 4.5%. The effective interest rate of the 2022
Notes as of March 31, 2022 was 5.4%. The 2022 Notes were not convertible as of March 31, 2022, nor was the applicable conversion threshold met.

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

Notes to Financial Statements	Long-Term Liabilities

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

The liability components of the Series I 2024 Notes consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Principal amount of liability component	$72,909	$72,909
Debt fees	(702)	(769)
Net carrying amount of liability component	$72,207	$72,140

The effective interest rate on the liability component was 8.77% upon original issuance including consideration of the discount. Total interest expense subsequent to adoption of ASU 2020-06 includes coupon interest and amortization of debt fees. Interest expense of $911,000 was accrued for the three months ended March 31, 2022 and for the three months ended March 31, 2021 based on the stated coupon rate of 5.0%. The effective interest rate of the Series I 2024 Notes as of March 31, 2022 was 5.4%. The Series I 2024 Notes were not convertible as of March 31, 2022 nor was the applicable conversion threshold met.

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

Notes to Financial Statements	Long-Term Liabilities

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

The principal amount of the Series II 2024 Notes also will accrete at a rate of approximately 4.7% per year commencing June 4, 2020, compounding on a semi-annual basis. The accreted portion of the principal is payable in cash upon maturity but does not bear interest and is not convertible into the company’s common shares. The total amount accreted as of March 31, 2022 was $6,258,000, of which $911,000 was for the three months ended March 31, 2022 and 870,000 for the three months ended March 31, 2021. Remaining accretion until maturity (at current principal) was $10,364,000 at March 31, 2022.

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

The liability components of the Series II 2024 Notes consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Principal amount of liability component - including accretion	$80,133	$79,222
Debt fees	(886)	(971)
Net carrying amount of liability component	$79,247	$78,251

The effective interest rate on the liability component was 8.99% upon original issuance including consideration of the discount. Total interest expense subsequent to adoption of ASU 2020-06 includes coupon interest, accretion and amortization of debt fees. Interest expense for accretion of $911,000 was recognized for the three months ended March 31, 2022 compared to $870,000 for the three months ended March 31, 2021. Interest expense of $923,000 was recognized for the three months ended March 31, 2022 compared to $923,000 for the three months ended March 31, 2021, based on the stated coupon rate of 5.0%. The effective interest rate of the Series II 2024 Notes as of March 31, 2022 including coupon interest, amortization of debt fees and accretion to maturity was 10.4%. The Series II 2024 Notes were not convertible as of March 31, 2022 nor was the applicable conversion threshold met.

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

Notes to Financial Statements	Long-Term Liabilities

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

The liability components of the 2026 Notes consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Principal amount of liability component	$125,000	$125,000
Debt fees	(5,609)	(5,964)
Net carrying amount of liability component	$119,391	$119,036

Interest expense of $1,328,000 was accrued for the three months ended March 31, 2022 and $236,000 for the three months ended March 31, 2021 based on the stated coupon rate of 4.25%. The effective interest rate of the 2026 Notes as of March 31, 2022 was 5.4%. The 2026 Notes were not convertible as of March 31, 2022 nor was the applicable conversion threshold met.

In March 2021, in connection with the pricing of the 2026 Notes, the company entered into capped call transactions (the “Capped Call Transactions”) with certain option counterparties. The company used $18,787,000 of the net proceeds of the private offering of the 2026 Notes to pay the cost of the Capped Call Transactions with the offset recorded to additional paid-in-capital.

The Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the 2026 Notes and/or offset any cash payments the company is required to make in excess of the principal amount of converted notes, as the case may be, in the event that the market price per share of the company’s common shares, as measured under the terms of the Capped Call Transactions, is greater than the strike price of the Capped Call Transactions, which is initially $10.57, corresponding to the initial conversion price of the 2026 Notes, subject to anti-dilution adjustments. If, however, the market price per company common share, as measured under the terms of the Capped Call Transactions, exceeds the cap price of the Capped Call Transactions, which is initially $16.58 (subject to adjustments), there would nevertheless be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that such market price exceeds the cap price of the Capped Call Transactions. The Capped Call Transactions expire March 15, 2026, subject to earlier exercise. There were 125,000 capped call options related to the 2026 Notes outstanding on March 31, 2022.

The company will not be required to make any cash payments to the option counterparties upon the exercise of the options that are a part of the Capped Call Transactions, but the company will be entitled to receive from the option counterparties a number of company common shares, an amount of cash or a combination thereof generally based on

Notes to Financial Statements	Long-Term Liabilities

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

Notes to Financial Statements	Long-Term Liabilities

Other Long-Term Obligations

Other long-term obligations consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Deferred income taxes	$21,714	$21,664
Product liability	11,915	11,342
Pension	7,894	7,814
Deferred compensation	5,700	6,174
Deferred gain on sale leaseback	5,090	5,174
Supplemental executive retirement plan liability	5,058	5,106
Death benefit obligation plan	4,252	4,568
Uncertain tax obligation including interest	3,161	3,171
Other	471	1,783
Other Long-Term Obligations	$65,255	$66,796

On April 23, 2015, the company entered into a real estate sale leaseback transaction which resulted in the company recording an initial deferred gain of $7,414,000, the majority of which is included in Other Long-Term Obligations and will be recognized over the 20-year life of the leases. The gains realized were $81,000 and $78,000 for the three months ended March 31, 2022 and 2021, respectively.

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

The company leases a portion of its facilities, transportation equipment, data processing equipment and certain other equipment. These leases have terms from 1 to 20 years and provide for renewal options. Generally, the company is required to pay taxes and normal expenses associated with operating the facilities and equipment. As of March 31, 2022, the company is committed under non-cancelable leases, which have initial or remaining terms in excess of one year and expire on various dates through 2040.

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

In connection with the transaction, the requirements for sale lease-back accounting were met. Accordingly, the company recorded the sale of the properties, removed the related property and equipment from the company's balance sheet, recognized an initial deferred gain of $7,414,000 and an immediate loss of $257,000 related to one property and recorded new lease liabilities. Specifically, the company recorded four finance leases totaling $32,339,000 and one operating lease related to leased land, which was not a material component of the transaction. The gains on the sales of the properties were required to be deferred and recognized over the life of the leases as the property sold is being leased back. The deferred gain is classified under Other Long-Term Obligations on the consolidated balance sheet. The gains realized were $81,000 for the three months ended March 31, 2022 compared to $78,000 for the three months ended March 31, 2021.

Lease expenses for the three months ended March 31, 2022 and March 31, 2021, respectively, were as follows (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Operating leases	$1,610	$1,962
Variable and short-term leases	714	1,051
Total operating leases	$2,324	$3,013

Finance lease interest cost	$1,083	$1,178
Finance lease depreciation	1,092	1,276
Total finance leases	$2,175	$2,454

Notes to Financial Statements	Long-Term Liabilities

Future minimum operating and finance lease commitments, as of March 31, 2022, are as follows (in thousands):

	Finance Leases	Operating Leases
2022	$5,213	$3,753
2023	6,873	3,025
2024	6,802	2,261
2025	6,690	1,829
2026	6,560	1,148
Thereafter	71,193	1,720
Total future minimum lease payments	103,331	13,736
Amounts representing interest	(37,586)	(1,862)
Present value of minimum lease payments	65,745	11,874
Less: current maturities of lease obligations	(3,056)	(4,110)
Long-term lease obligations	$62,689	$7,764
Supplemental cash flow amounts for the three months ended March 31, 2022 and March 31, 2021 were as follows (in thousands):

Cash Activity: Cash paid in measurement of amounts for lease liabilities	March 31, 2022	March 31, 2021
Operating leases	$2,239	$3,020
Finance leases	1,829	2,109
Total	$4,068	$5,129

Non-Cash Activity: Right-of-use assets obtained in exchange for lease obligations	March 31, 2022	March 31, 2021
Operating leases	$716	$3,839
Finance leases	175	5,975
Total	$891	$9,814

Weighted-average remaining lease terms and discount rates for finance and operating leases are as follows as of March 31, 2022 and December 31, 2021, respectively:

	March 31, 2022	December 31, 2021
Weighted-average remaining lease term - finance leases	15.5 years	15.8 years
Weighted-average remaining lease term - operating leases	4.9 years	5.0 years
Weighted-average discount rate - finance leases	6.42%	6.43%
Weighted-average discount rate - operating leases	7.08%	7.10%

Notes to Financial Statements	Revenue

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

The following tables disaggregate the company’s revenues by major source and by reportable segment for the three ended March 31, 2022 and March 31, 2021 (in thousands):

	Three Months Ended March 31, 2022
	Product	Service	Total
Europe	$115,265	$2,814	$118,079
North America	75,183	136	75,319
All Other	6,382	1,208	7,590
Total	$196,830	$4,158	$200,988
% Split	98%	2%	100%

	Three Months Ended March 31, 2021
	Product	Service	Total
Europe	$109,844	$2,931	$112,775
North America	75,702	272	75,974
All Other	6,178	1,275	7,453
Total	$191,724	$4,478	$196,202
% Split	98%	2%	100%

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

Revenue is recognized when obligations under the terms of a contract with the customer are satisfied; generally, this occurs with the transfer of control of the company’s products and services. The amount of consideration received and revenue recognized by the company can vary as a result of variable consideration terms included in the contracts related to customer rebates, cash discounts and return policies. Revenue is measured as the amount of consideration probable of not having a significant reversal of cumulative revenue recognized when related uncertainties are resolved. Customer rebates and cash discounts are estimated based on the most likely amount principle and these estimates are based on historical experience and anticipated performance. In addition, customers have the right to return products within the company’s normal terms policy, and as such the company estimates the expected returns based on an analysis of historical experience. The company adjusts its estimate of revenue at the earlier of when the most likely amount of consideration it expects to receive changes or when the consideration becomes fixed. The company generally does not expect that there will be significant changes to its estimates of variable consideration (refer to “Receivables” and "Accrued Expenses" in the Notes to the Consolidated Financial Statements include elsewhere in this report for more detail).

Depending on the terms of the contract, the company may defer the recognition of a portion of the revenue at the end of a reporting period to align with transfer of control of the company’s products to the customer. In addition, to the extent performance obligations are satisfied over time, the company defers revenue recognition until the performance obligations are satisfied. As of March 31, 2022 and December 31, 2021, the company had deferred revenue of $3,127,000 and $4,156,000, respectively, related to outstanding performance obligations with substantially all expected to be recognized as revenue within a year.

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

As of March 31, 2022, 3,667 Class B Common Shares remained outstanding. Prior conversions of Class B Common Shares have virtually eliminated the company’s dual class voting structure. As of March 31, 2022, the holders of the Common Shares represented approximately 99.9% of the company’s total outstanding voting power.

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
The Compensation and Management Development Committee of the Board (the “Compensation Committee”), in its discretion, may grant an award under the 2018 Plan to any director or employee of the company or an affiliate. As of March 31, 2022, 5,125,830 Common Shares were available for future issuance under the 2018 Plan in connection with the following types of awards with respect to the company's Common Shares: incentive stock options, nonqualified stock options, SARs, restricted stock, restricted stock units, unrestricted stock and performance shares. The Compensation Committee also may grant performance units that are payable in cash. The Compensation Committee has the authority to determine which participants will receive awards, the amount of the awards and the other terms and conditions of the awards.
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

The amounts of equity-based compensation expense recognized as part of SG&A expenses in All Other in business segment reporting were as follows (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Restricted stock and restricted stock units	$655	$912
Performance shares and performance share units	(345)	668
Total stock-based compensation expense	$310	$1,580

As of March 31, 2022, unrecognized compensation expense related to equity-based compensation arrangements granted under the company's 2018 Plan and previous plans, which is related to non-vested awards, was as follows (in thousands):

March 31, 2022
Restricted stock and restricted stock units	$5,911
Performance shares and performance share units	817
Total unrecognized stock-based compensation expense	$6,728
Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures and for updated vesting assumptions for the performance share awards (refer to "Performance Shares and Performance Share Units" below). No tax benefits for stock compensation were realized during the three months ended March 31, 2022 and 2021, respectively, due to a valuation allowance against deferred tax assets. In accordance with ASC 718, any tax benefits resulting from tax deductions in excess of the compensation expense recognized is classified as a component of financing cash flows.

Stock Options

Generally, non-qualified stock option awards have a term of ten years and were granted with an exercise price per share equal to the fair market value of the company’s Common Shares on the date of grant.

The following table summarizes information about stock option activity for the three months ended March 31, 2022:

			Weighted Average Exercise Price
Options outstanding at January 1, 2022	750,159		$12.69
Expired	(3,000)		17.47
Options outstanding at March 31, 2022	747,159		$12.67
Options exercise price range at March 31, 2022	$12.15	to	$14.49
Options exercisable at March 31, 2022	747,159
Shares available for grant under the 2018 Plan at March 31, 2022*	5,125,830
________
 *    Shares available for grant under the 2018 Plan as of March 31, 2022 are reduced by awards and increased by forfeitures or expirations. At March 31, 2022, an aggregate of 805,637 Common Shares underlie awards which were forfeited or expired unexercised under the 2003 and 2013 Plans and thus are available for future issuance under the 2018 Plan upon transfer.

The following table summarizes information about stock options outstanding at March 31, 2022:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at March 31, 2022	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2022	Weighted Average Exercise Price
$12.15 – $20.00	747,159	3.7	$12.67	747,159	$12.67

Notes to Financial Statements	Equity Compensation

The 2018 Plan provides for a one-year minimum vesting period for stock options and, generally, options must be exercised within ten years from the date granted. No stock options were issued in 2022 or 2021.

Restricted Stock and Restricted Stock Units

The following table summarizes information about restricted stock and restricted stock units (primarily for non-U.S. recipients):

		Weighted Average Fair Value
Stock / Units unvested at January 1, 2022	1,160,847	$8.17
Forfeited	(35,692)	8.40
Stock / Units unvested at March 31, 2022	1,125,155	$8.17

The restricted awards generally vest ratably over the three years after the award date. Unearned restricted awards compensation, determined as the market value of the shares at the date of grant, is being amortized on a straight-line basis over the vesting period as adjusted for forfeiture estimates.

Performance Shares and Performance Share Units

The following table summarizes information about performance shares and performance share units (primarily for non-U.S. recipients):

		Weighted Average Fair Value
Shares / Units unvested at January 1, 2022	972,288	$7.76
Shares / Units unvested at March 31, 2022	972,288	$7.76

During the three months ended March 31, 2022, no performance shares and performance share units (for non-U.S. recipients) were granted. Performance awards have a three year performance period with payouts based on achievement of certain performance goals. The awards are classified as equity awards as they will be settled in common shares upon vesting. The number of shares earned will be determined at the end of the three-year performance period based on achievement of performance criteria for January 1, 2020 through December 31, 2022 and January 1, 2021 through December 31, 2023, respectively established by the Compensation Committee at the time of grant. Recipients will be entitled to receive a number of Common Shares equal to the number of performance shares that vest based upon the levels of achievement which may range between 0% and 150% of the target number of shares with the target being 100% of the initial grant.

The fair value of the performance awards is based on the stock price on the date of grant discounted for the estimated value of dividends foregone as the awards are not eligible for dividends except to the extent vested. The grant fair value is further updated each reporting period while variable accounting applies. The company assesses the probability that the performance targets will be met with expense recognized whenever it is probable that at least the minimum performance criteria will be achieved. Depending upon the company's assessment of the probability of achievement of the goals, the company may not recognize any expense associated with performance awards in a given period, may reverse prior expense recorded or record additional expense to recognize the cumulative estimated achievement level of proportionate term of the award. Performance award compensation expense is generally expected to be recognized over three years. The company continues to recognize expense (benefit) related to the awards granted in 2020 and 2021 as it is considered probable that the performance goals for those awards will be met.

The annual award of equity compensation awards was deferred from the first quarter to the second quarter of 2022.

Notes to Financial Statements	Accumulated Other Comprehensive Income

Accumulated Other Comprehensive Income (Loss) by Component

Changes in accumulated other comprehensive income (loss) ("OCI") (in thousands):

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
December 31, 2021	$18,961	$2,127	$(4,101)	$1	$16,988
OCI before reclassifications	(6,768)	426	318	875	(5,149)
Amount reclassified from accumulated OCI	—	—	(94)	(51)	(145)
Net current-period OCI	(6,768)	426	224	824	(5,294)
March 31, 2022	$12,193	$2,553	$(3,877)	$825	$11,694

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
December 31, 2020	$50,329	$(517)	$(3,674)	$(702)	$45,436
OCI before reclassifications	2,802	2,875	470	(1,218)	4,929
Amount reclassified from accumulated OCI	—	—	(121)	426	305
Net current-period OCI	2,802	2,875	349	(792)	5,234
March 31, 2021	$53,131	$2,358	$(3,325)	$(1,494)	$50,670

Reclassifications out of accumulated OCI were as follows (in thousands):

	Amount reclassified from OCI		Affected line item in the Statement of Comprehensive (Income) Loss
	For the Three Months Ended March 31,
	2022	2021
Defined Benefit Plans
Service and interest costs	$(94)	$(121)	Selling, general and administrative expenses
Tax	—	—	Income taxes
Total after tax	$(94)	$(121)

Derivatives
Foreign currency forward contracts hedging sales	$(27)	$22	Net sales
Foreign currency forward contracts hedging purchases	(31)	452	Cost of products sold
Total loss (income) before tax	(58)	474
Tax	7	(48)	Income taxes
Total after tax	$(51)	$426

Notes to Financial Statements	Charges Related to Restructuring Activities

Charges Related to Restructuring Activities

The company's restructuring charges were originally necessitated primarily by continued declines in Medicare and Medicaid reimbursement by the U.S. government, as well as similar healthcare reimbursement pressures abroad, which negatively affected the company's customers (e.g. home health care providers) and continued pricing pressures faced by the company due to the outsourcing by competitors to lower cost locations. Restructuring decisions were also the result of reduced profitability in each of the segments. Restructuring actions have continued into 2022.

For the three months ended March 31, 2022, severance and other charges totaled $3,790,000 which were related to North America of $1,662,000, Europe of $2,119,000 and All Other of $9,000. Payments for the three months ended March 31, 2022 were $1,336,000 and the cash payments were funded with the company's cash on hand. The 2022 charges are expected to be paid out within 24 months.
For the three months ended March 31, 2021, charges totaled $1,552,000 which were related to North America of
$822,000 and Europe of $730,000. In North America costs were incurred related to severance. The European charges were for severance costs $454,000 and contract terminations $276,000 primarily related to the closure of a German manufacturing facility. Payments for the three months ended March 31, 2021 were $6,283,000 and the cash payments were funded with company's cash on hand.
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
A progression by reporting segment of the accruals recorded as a result of the restructuring for the three months ended March 31, 2022 is as follows (in thousands):

	Severance	Other	Total
December 31, 2021 Balances
North America	$482	$—	$482
Total	482	—	482
Charges
North America	1,124	538	1,662
Europe	2,119	—	2,119
All Other	9		9
Total	3,252	538	3,790
Payments
North America	(422)	(538)	(960)
Europe	(367)	—	(367)
All Other	(9)	—	(9)
Total	(798)	(538)	(1,336)
March 31, 2022 Balances
North America	1,184	—	1,184
Europe	1,752	—	1,752
Total	$2,936	$—	$2,936

Notes to Financial Statements	Income Taxes

Income Taxes

The company had an effective tax rate of 5.8% and 15.4% on losses before tax for the three months ended March 31, 2022 and March 31, 2021, respectively, compared to an expected benefit of 21.0% on the pre-tax loss for each period. The company's effective tax rate for the three months ended March 31, 2022 and March 31, 2021 were unfavorable as compared to the U.S. federal statutory rate, principally due to the negative impact of the company not being able to record tax benefits related to the significant losses in countries which had tax valuation allowances. The effective tax rate was increased for the three months ended March 31, 2022 and March 31, 2021 by certain taxes outside the United States, excluding countries with tax valuation allowances, that were at an effective rate higher than the U.S. statutory rate.

Notes to Financial Statements	Net Income (Loss) Per Common Share

Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated.

(In thousands except per share data)	For the Three Months Ended March 31,
	2022	2021
Basic
Weighted average common shares outstanding	35,046	34,495

Net loss	$(24,197)	$(14,044)

Net loss per common share	$(0.69)	$(0.41)

Diluted
Weighted average common shares outstanding	35,046	34,495
Share options and awards	373	715
Weighted average common shares assuming dilution	35,419	35,210

Net loss	$(24,197)	$(14,044)

Net loss per common share *	$(0.69)	$(0.41)
________
* Net loss per common share assuming dilution calculated utilizing weighted average shares outstanding-basic for the periods in which there was a net loss.
For the three months ended March 31, 2022 and March 31, 2021, shares associated with equity compensation awards of 1,861,644 and 1,100,648, respectively, were excluded from the weighted average common shares assuming dilution as incremental shares were anti-dilutive.

At March 31, 2022, the majority of the anti-dilutive incremental shares were awards granted at an exercise price above $12.15, which was higher than the average fair market value price of $2.14. At March 31, 2021, the majority of the anti-dilutive incremental shares were awards granted at an exercise price above $24.45, which was higher than the average fair market value price of $9.32.

For the three months ended March 31, 2022 and March 31, 2021, respectively, no shares were included in the common shares assuming dilution related to the company's issued warrants as the average market price of the company shares for these periods did not exceed the strike price of the warrants.

Further, upon adoption of ASU 2020-06, effective in 2021 for the company, use of the if-converted earnings per share method is required. However, no shares were included in the weighted average common shares assuming dilution for the three months ended March 31, 2022 and March 31, 2021 related to the company's convertible senior notes as conversion prices were above the company's average stock price for the period and other requirements for the notes to be convertible to shares were not met.

Notes to Financial Statements	Concentration of Credit Risk

Concentration of Credit Risk

The company manufactures and distributes durable medical equipment to the home health care, retail and extended care markets. The company performs credit evaluations of its customers’ financial condition. The company utilizes De Lage Landen, Inc. (“DLL”), a third-party financing company, to provide lease financing to Invacare's U.S. customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a recourse obligation of $888,000 at March 31, 2022 to DLL for events of default under the contracts, which total $6,711,000 at March 31, 2022. Guarantees, ASC 460, requires the company to record a guarantee liability as it relates to the limited recourse obligation. As such, the company has recorded an immaterial liability for this guarantee obligation within other long-term obligations. The company's recourse is reevaluated by DLL biannually, considers activity between the biannual dates and excludes any receivables purchased by the company from DLL. The company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with Receivables, ASC 310-10-05-4. Credit losses are provided for in the financial statements.

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

The company recognizes its derivative instruments as assets or liabilities in the consolidated balance sheet measured at fair value. All of the company’s derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the fair value of the hedged item, if any, is recognized in current earnings during the period of change.

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

The company has historically not recognized any material amount of ineffectiveness related to forward contract cash flow hedges because the company generally limits its hedges to between 50% and 90% of total forecasted transactions for a given entity’s exposure to currency rate changes and the transactions hedged are recurring in nature. Furthermore, most of the hedged transactions are related to intercompany sales and purchases for which settlement occurs on a specific day each month. Forward contracts with a total notional amount in USD of $10,666,000 and $26,667,000 matured during the three months ended March 31, 2022 and March 31, 2021, respectively.

Notes to Financial Statements	Derivatives

Outstanding foreign currency forward exchange contracts qualifying and designated for hedge accounting treatment were as follows (in thousands USD):

	March 31, 2022		December 31, 2021
	Notional Amount	Unrealized Net Gain (Loss)	Notional Amount	Unrealized Net Gain (Loss)
USD / CAD	18,131	164	—	—
USD / EUR	34,226	647	—	—
USD / MXN	3,285	139	23	1
EUR / GBP	23,302	92	—	—
EUR / NOK	5,136	(37)	—	—
NOK / SEK	3,829	(124)	—	—
	$87,909	$881	$23	$1

Derivatives Not Qualifying or Designated for Hedge Accounting Treatment

The company utilizes foreign currency forward contracts that are not designated as hedges in accordance with ASC 815. These contracts are entered into to eliminate the risk associated with the settlement of short-term intercompany trading receivables and payables between Invacare Corporation and its foreign subsidiaries. The currency forward contracts are entered into at the same time as the intercompany receivables or payables are created so that upon settlement, the gain/loss on the settlement is offset by the gain/loss on the foreign currency forward contract. No material net gain or loss was realized by the company in 2022 or 2021 related to these contracts and the associated short-term intercompany trading receivables and payables.

Foreign currency forward exchange contracts not qualifying or designated for hedge accounting treatment, as well as ineffective hedges, entered into in 2022 and 2021, respectively, and outstanding were as follows (in thousands USD):

	March 31, 2022		December 31, 2021
	Notional Amount	Gain (Loss)	Notional Amount	Gain (Loss)
USD / AUD	$2,287	$(13)	$3,792	$(57)
USD / CAD	16,588	(23)	14,556	(24)
USD / EUR	74,439	360	70,454	(1,104)
USD / DKK	12,286	—	10,850	(257)
USD / GBP	—	—	4,028	32
USD / NOK	5,290	57	2,352	(81)
USD / SEK	2,120	11	2,344	(131)
AUD / NZD	8,684	(57)	7,366	(17)
USD / THB	4,500	92	4,500	86
EUR / SEK	6,095	175	—	—
	$132,289	$602	$120,242	$(1,553)

Notes to Financial Statements	Derivatives

The fair values of the company’s derivative instruments were as follows (in thousands):

	March 31, 2022		December 31, 2021
	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	$1,144	$263	$1	$—
Derivatives not designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	987	385	385	1,938
Total derivatives	$2,131	$648	$386	$1,938

The fair values of the company’s foreign currency forward exchange contract assets and liabilities are included in Other Current Assets and Accrued Expenses, respectively in the Condensed Consolidated Balance Sheets.

The effect of derivative instruments on Accumulated Other Comprehensive Income (Loss) (OCI) and the Condensed Consolidated Statements of Comprehensive Income (Loss) was as follows (in thousands):

Derivatives (foreign currency forward exchange contracts) in ASC 815 cash flow hedge relationships	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended March 31, 2022
Foreign currency forward exchange contracts	$875	$51	$—
Three months ended March 31, 2021
Foreign currency forward exchange contracts	$(1,218)	$(426)	$—

Derivatives (foreign currency forward exchange contracts) not designated as hedging instruments under ASC 815			Amount of Gain (Loss) Recognized in Income on Derivatives
Three months ended March 31, 2022
Foreign currency forward exchange contracts			$602
Three months ended March 31, 2021
Foreign currency forward exchange contracts			$(987)
The gains or losses recognized as the result of the settlement of cash flow hedge foreign currency forward contracts are recognized in net sales for hedges of inventory sales and in cost of products sold for hedges of inventory purchases. For the three months ended March 31, 2022, net sales were increased by $27,000 while cost of products sold was decreased by $31,000 for net pre-tax realized gain of $58,000. For the three months ended March 31, 2021, net sales were decreased by $22,000 while cost of products sold was increased by $452,000 for net realized pre-tax loss of $474,000.

A gain of $602,000 was recognized in selling, general and administrative (SG&A) expenses for the three months ended March 31, 2022 compared to a loss of $987,000 for the three months ended March 31, 2021 related to forward contracts not designated as hedging instruments. The forward contracts were entered into to offset gains/losses that were also recorded in SG&A expenses on intercompany trade receivables or payables. The gains/losses on the non-designated hedging instruments were substantially offset by gains/losses on intercompany trade payables.

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
The following table provides a summary of the company’s assets and liabilities that are measured on a recurring basis (in thousands):

	Basis for Fair Value Measurements at Reporting Date
	Quoted Prices in Active Markets for Identical Assets / (Liabilities)	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Level I	Level II	Level III
March 31, 2022
Forward exchange contracts—net	—	$1,483	—
December 31, 2021
Forward exchange contracts—net	—	$(1,552)	—

The carrying values and fair values of the company’s financial instruments are as follows (in thousands):

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$52,337	$52,337	$83,745	$83,745
Forward contracts in Other current assets	2,131	2,131	386	386
Forward contracts in Accrued expenses	(648)	(648)	(1,938)	(1,938)
Total debt (including current maturities of long-term debt) *	(311,869)	(243,865)	(308,129)	(259,472)
2022 Notes	(2,647)	(2,674)	(2,642)	(2,632)
Series I 2024 Notes	(72,207)	(64,264)	(72,140)	(64,897)
Series II 2024 Notes	(79,247)	(75,437)	(78,251)	(74,165)
2026 Notes	(119,391)	(63,113)	(119,036)	(81,718)
Other	(38,377)	(38,377)	(36,060)	(36,060)
________
* The company's total debt is shown net of fees associated with the convertible senior notes due in 2022, 2024 and 2026 on the company's consolidated balance sheet. Accordingly, the fair values of the convertible senior notes due in 2022, 2024 and 2026 are included in the long-term debt presented in this table are also shown net of fees. Total debt amounts exclude operating and finance lease obligations.

Notes to Financial Statements	Fair Values

The company, in estimating its fair value disclosures for financial instruments, used the following methods and assumptions:

Cash, cash equivalents: The carrying value reported in the balance sheet for cash, cash equivalents equals its fair value. The fair values are deemed to be categorized as Level 1.

Forward Contracts: The company operates internationally, and as a result, is exposed to foreign currency fluctuations. Specifically, the exposure includes intercompany loans and third-party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized and accounted for as hedging instruments. The forward contracts are used to hedge the following currencies: AUD, CAD, DKK, EUR, GBP, MXN, NOK, NZD, SEK, THB, and USD. The company does not use derivative financial instruments for speculative purposes. Fair values for the company’s foreign exchange forward contracts are based on quoted market prices for contracts with similar maturities. The fair values are deemed to be categorized as Level 2. The company's forward contracts are included in Other Current Assets or Accrued Expenses in the consolidated balance sheets.

Total debt: Fair value for the company’s convertible debt is based on quoted market-based estimates as of the end of the period, while the revolving credit facility fair value is based upon an estimate of the market for similar borrowing arrangements. The fair values are deemed to be categorized as Level 2 in the fair value hierarchy. Other total debt is primarily attributable to credit facilities borrowings where the carrying value reported in the balance approximates its fair value.

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

Notes to Financial Statements	Business Segments

The information by segment is as follows (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Revenues from external customers
Europe	$118,079	$112,775
North America	75,319	75,974
All Other (Asia Pacific)	7,590	7,453
Consolidated	$200,988	$196,202
Intersegment revenues
Europe	$4,435	$5,308
North America	11,096	14,195
Consolidated	$15,531	$19,503
Restructuring charges before income taxes
Europe	$2,119	$730
North America	1,662	822
All Other	9	—
Consolidated	$3,790	$1,552
Operating income (loss)
Europe	$3,225	$3,832
North America	(8,336)	(2,375)
All Other	(7,724)	(5,640)
Charges related to restructuring activities	(3,790)	(1,552)
Consolidated operating loss	(16,625)	(5,735)
Loss on debt extinguishment including debt finance charges and associated fees	—	(709)
Net interest expense	(6,252)	(5,730)
Loss before income taxes	$(22,877)	$(12,174)

Notes to Financial Statements	Business Segments

Net sales by product, are as follows (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Europe
Lifestyle	$61,064	$58,298
Mobility and Seating	47,402	44,222
Respiratory Therapy	4,663	6,038
Other(1)	4,950	4,217
	$118,079	$112,775
North America
Lifestyle	$34,301	$36,185
Mobility and Seating	25,422	22,733
Respiratory Therapy	15,460	16,784
Other(1)	136	272
	$75,319	$75,974
All Other (Asia Pacific)
Mobility and Seating	$2,690	$3,218
Lifestyle	2,826	2,524
Respiratory Therapy	779	282
Other(1)	1,295	1,429
	$7,590	$7,453

Total Consolidated	$200,988	$196,202
   ________________________
(1)Includes various services, including repair services, equipment rentals and external contracting.

Notes to Financial Statements	Contingencies

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

In 2021, FDA conducted an inspection of the company’s Corporate and Taylor Street facilities from May 25 through June 24, 2021. At the close of the inspection, six FDA Form 483 observations were issued, and the company timely responded to FDA, has diligently taken actions to address FDA’s inspectional observations, and has provided FDA monthly updates on the corrective actions taken to address these observations. On November 18, 2021, the company received a warning letter from the FDA concerning certain of the inspectional observations in the June 2021 FDA Form 483 related to the complaint handling process, the corrective and preventive action (“CAPA”) process, and medical device reporting (“MDR”) associated with oxygen concentrators (the “Warning Letter”). On November 16, 2021, the company received a consent decree non-compliance letter from the FDA concerning the same complaint and CAPA handling matters as in the Warning Letter observations but associated with the Taylor Street products (this letter, together with the Warning Letter, the “FDA Letters”). The company timely responded to the FDA Letters, has diligently taken actions to address FDA’s concerns, and has provided FDA with periodic updates on the corrective actions taken to address the matters in the FDA Letters. The company remains committed to resolving the FDA’s concerns; however, it is not possible to predict the outcome or timing of a resolution at this time. There can be no assurance that the FDA will be satisfied with the company’s responses to the FDA Letters, nor any assurance as to the timeframe that may be required for the company to adequately address the FDA’s concerns or whether the matters in the FDA Letters will result in an extension in the duration of the consent decree. As of the date of filing of the company’s Quarterly Report on Form 10-Q, there has been no impact on the Company’s ability to produce and market its products as a result of the FDA Letters.

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
For additional information regarding the consent decree, other regulatory matters, and risks and trends that may impact the company’s financial condition or results of operations, please see the following sections of the company's Annual Report on Form 10-K for the year ended December 31, 2021: Item 1. Business - Government Regulation and Item 1A. Risk Factors; Item 3. Legal Proceedings; and Item 7. Management's

Notes to Financial Statements	Contingencies

Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

Notes to Financial Statements	Market Risk and Controls

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The company is at times exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. Based on March 31, 2022 debt levels, a 1% change in interest rates would have no impact on annual interest expense as the company did not have any variable rate debt outstanding. Additionally, the company operates internationally and, as a result, is exposed to foreign currency fluctuations. Specifically, the exposure results from intercompany loans, intercompany sales or payments and third-party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized to hedge intercompany purchases and sales as well as third-party purchases and sales. The company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the company's financial condition or results of operations.

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

Item 4.    Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures
As of March 31, 2022, an evaluation was performed, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of March 31, 2022, in ensuring that information required to be disclosed by the company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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
During the quarter ended March 31, 2022, the company continued its phased implementation of the new ERP.
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

For additional information regarding the consent decree, please see the "Contingencies" note to the financial statements contained in Part I of this Quarterly Report on Form 10-Q, the risk factors referred to in Part I, Item 1A of this Quarterly Report on Form 10-Q, and the following sections of the company's Annual Report on Form 10-K for the period ending December 31, 2021: Item 1. Business - Government Regulation; Item 1A. Risk Factors; and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook and - Liquidity and Capital Resources.

Part II	Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of common shares made by the company during the three months ended March 31, 2022.

Period			Total Number of Shares Purchased (1)	Avg. Price Paid Per Share $	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
1/1/2022	-	1/31/2022	—	$—	—	2,453,978
2/1/2022	-	2/28/2022	—	—	—	2,453,978
3/1/2022	-	3/31/2022	—	—	—	2,453,978
Total			—	$—	—	2,453,978
________
(1)No shares were repurchased between January 1, 2022 and March 31, 2022 or were surrendered to the company by employees for minimum tax withholding purposes in conjunction with the vesting of restricted shares awarded to the employees or exercise of non-qualified options under the company's equity compensation plans.

(2)In 2001, the Board of Directors authorized the company to purchase up to 2,000,000 Common Shares, excluding any shares acquired from employees or directors as a result of the exercise of options or vesting of restricted shares pursuant to the company’s performance plans. The Board of Directors reaffirmed its authorization of this repurchase program on November 5, 2010, and on August 17, 2011 authorized an additional 2,046,500 shares for repurchase under the plan. To date, the company has purchased 1,592,522 shares under this program, with authorization remaining to purchase 2,453,978 shares. The company purchased no shares pursuant to this Board authorized program during the quarter ended March 31, 2022.

Under the terms of the company's Credit Agreement, repurchases of shares by the company generally are not permitted except in certain limited circumstances in connection with the vesting or exercise of employee equity compensation awards.

Part II	Other Information

Item 6.    Exhibits

Exhibit No.
10.1	Form of Performance Unit Award under Invacare Corporation 2018 Equity Compensation Plan
10.2	Termination Agreement between Invacare International GmbH and Ralf Ledda
10.3	Director Compensation
31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification (filed herewith).
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS*	XBRL instance document
101.SCH*	XBRL taxonomy extension schema
101.CAL*	XBRL taxonomy extension calculation linkbase
101.DEF*	XBRL taxonomy extension definition linkbase
101.LAB*	XBRL taxonomy extension label linkbase
101.PRE*	XBRL taxonomy extension presentation linkbase
104	Cover page of the Quarterly Report on Form 10-Q formatted in Inline XBRL.

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

INVACARE CORPORATION

Date:	May 9, 2022	By:	/s/ Kathleen P. Leneghan
Name: Kathleen P. Leneghan
Title: Senior Vice President and Chief Financial Officer
(As Principal Financial and Accounting Officer and on behalf of the registrant)