Form 10-Q
period 2022-06-30
INVACARE CORP
filed 2022-08-08
CIK 742112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[☒] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check One):    Large accelerated filer ☐    Accelerated filer ☒  Non-accelerated filer  ☐ Smaller reporting company ☒ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒
As of August 5, 2022, the registrant had 38,310,514 Common Shares and 3,667 Class B Common Shares outstanding.

	Item	Page
PART I: FINANCIAL INFORMATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations	2	1
Financial Statements (Unaudited)	1
Condensed Consolidated Statement of Comprehensive Income (Loss) - Three and Six Months Ended June 30, 2022 and June 30, 2021		19
Condensed Consolidated Balance Sheets - June 30, 2022 and December 31, 2021		20
Condensed Consolidated Statement of Cash Flows - Six Months Ended June 30, 2022 and June 30, 2021		21
Condensed Consolidated Statement of Shareholders' Equity - Three and Six Months Ended June 30, 2022 and June 30, 2021		22
Notes to Condensed Consolidated Financial Statements - June 30, 2022		24
Quantitative and Qualitative Disclosures About Market Risk	3	73
Controls and Procedures	4	73

PART II: OTHER INFORMATION
Legal Proceedings	1	74
Risk Factors	1A	75
Unregistered Sales of Equity Securities and Use of Proceeds	2	76
Exhibits	6	77
Signatures		78

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The discussion and analysis presented below is concerned with material changes in financial condition and results of operations between the periods specified in the condensed consolidated balance sheets at June 30, 2022 and December 31, 2021, and in the condensed consolidated statement of comprehensive income (loss) for the three and six months ended June 30, 2022 and June 30, 2021. All comparisons presented are with respect to the same period last year, unless otherwise stated. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes that appear elsewhere in this Quarterly Report on Form 10-Q and the MD&A included in the company's Annual Report on Form 10-K for the year ended December 31, 2021. For some matters, SEC filings from prior periods may be useful sources of information.
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
COVID-19 / Supply Chain Impacts
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
The year-over-year decline in revenue experienced in the second quarter of 2022 was primarily in all product categories given supply chain challenges but most notably in North America. These challenges also impacted sequential revenue growth in respiratory and lifestyle product categories.
However, the company realized sequential growth in its mobility and seating product category in the second quarter of 2022 as a result of improved access to healthcare and loosening of public health restrictions. However, demand for mobility and seating product still has not returned to pre-pandemic levels.
The company continues to experience elevated backlog across all product categories and regions, with strong demand in mobility and seating and lifestyle products. During the second quarter of 2022, we started to experience slower demand for respiratory products which we believe is influenced by the progression of the pandemic resulting in a reduction in pandemic-related demand. The company has, and continues to, experience availability issues with components which may limit the ability to increase output and meet demand. In addition, the company has continued to experience cost increases from pandemic-related supply chain disruptions. These disruptions and availability issues, from pandemic-related supply chain challenges and supplier delivery holds resulting from past due payables, have resulted in intermittent production stoppages.
The extent to which the company’s operations will continue to be impacted by the pandemic will depend largely on future developments, which remain highly uncertain and difficult to accurately predict, including, among other things, new information which may emerge concerning the severity of the pandemic, actions by government authorities to contain COVID-19 and its variants or treat their impacts, such as restrictions imposed in China to control the pandemic, and potential of reimposed public health restrictions or restrictions on access to healthcare facilities. In addition, supply chain disruptions and inflation continue to negatively impact the global economy and may affect the business including availability and cost of components and freight, which may have a negative impact on the company and results of operations, if mitigation actions are not effective.

MD&A	Overview

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
Cost pressures on the business impacted by supply chain disruptions and inflationary economic conditions are anticipated to continue through 2022. While the company has implemented actions to mitigate these cost increases, additional actions may be needed to drive profitability and free cash flow generation. These actions could include further restructuring actions including organization optimization, supply chain rationalization, and product line rationalization for those product categories which do not deliver adequate profitability given the higher cost inputs being incurred. These actions are anticipated to result further restructuring costs in 2022.
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

MD&A	Overview

Challenges related to the availability of components continued to have a significant impact on the fulfillment of demand as experienced in 2Q22 and impacted the efficiency of operations. As these conditions continue into 3Q22, the company has suspended its financial guidance for the remainder of the year.

The benefit of additional liquidity available to the business is expected to improve access to components and support sequential improvement in net sales, but is not anticipated to have a meaningful impact until the later half of 3Q22 and into 4Q22. For 3Q22, the company anticipates sequential improvement in Adjusted EBITDA driven by revenue growth, pricing effectiveness, and restructuring benefits partially offset by continued higher input costs. In addition, the financing transactions announced in July 2022 are anticipated to result in free cash flow usage for 3Q22, including a use of working capital to help accelerate the business evolution.
Improvement in the company's earnings performance for the future is expected to benefit from: (1) margin expansion expected as a result of effectiveness of pricing actions, favorable product mix as a result of product rationalization efforts and improved efficiencies in our operations including maximizing our distribution structure offset by higher material and freight costs; and (2) benefit of restructuring actions. SG&A expense for the second half of 2022 is anticipated to continue to be impacted by classification of IT costs as operating expenses as a result of a temporary pause in the ERP roll-out. Stock compensation expense for the year is expected to be similar to 2021.
The company continues to focus on its transformation plan, revenue growth for clinically relevant product categories, and effectiveness of pricing actions to drive significant improvement in financial performance to deliver enhanced long-term shareholder value.
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

July 2022 Financings
On July 26, 2022, the company entered into a senior secured term loan agreement with certain funds managed by Highbridge Capital Management LLC, providing for delayed draws of up to $104.5 million. The company completed an initial drawdown of $66.5 million under the term loan agreement effective July 26, 2022. The secured term loan matures on July 26, 2026 and accrues interest at an initial annual rate of SOFR + 7.00% or a base rate plus 6.00% and after the second anniversary of the closing date at an annual rate of SOFR + 8.75% or a base rate plus 7.75%. The company may draw the remaining $38 million from the Term Loan Agreement in three incremental tranches subject to certain conditions.
Concurrently, the company entered into private exchange agreements providing for the settlement of $5.0 million aggregate principal amount of the company’s outstanding 5.00% Series II Convertible Senior Exchange Notes due 2024 and up to $55.3 million aggregate principal amount of its outstanding 4.25% Convertible Senior Notes due 2026. The company completed the exchange of all $5.0 million aggregate principal amount of the 5.00% notes and $41.5 million aggregate principal amount of the 4.25% notes on July 26, 2022. This exchange was funded by $31.1 million aggregate principal amount of newly issued 5.68% Convertible Senior Secured Notes due 2026, 2.7 million Common Shares of the company, cash payment of $4.5 million, and cash equal to accrued and unpaid interest on the outstanding convertible notes exchanged in the transaction. The company may exchange the remaining $13.8 million aggregate principal amount of 4.25% notes for $10.4 million aggregate principal amount of new notes in two incremental tranches subject to certain conditions. The new notes will pay interest at a 5.68% annual rate and mature on July 1, 2026.
In addition, the company amended its existing asset based lending credit facility to extend its maturity to January 16, 2026 and reduce the maximum notional amount of the facility from $90 million to $35 million. Proceeds from the secured term loan were used to repay in full outstanding borrowings under the asset based lending credit facility.
Proceeds from the secured term loan are also anticipated to be used to fund working capital, restructuring actions and general purposes. The company recognizes that the near-term external factors of inflation and supply chain challenges, as well as costs associated with restructuring actions, may require balance sheet action, including additional financing to support working capital requirements (refer to "Liquidity and Capital Resources"). The company will continue to take actions to optimize its business as required to operate in the present landscape.
Refer to Part I, Item 1-Long-Term Liabilities-Long-Term Debt-July 2022 Financing in the notes to the condensed

MD&A	Overview

consolidated financial statements for more information about the July 2022 financing transactions.

MD&A	Net Sales

RESULTS OF OPERATIONS - NET SALES

The company operates in two primary business segments: North America and Europe with each selling the company's primary product categories, which include: lifestyle, mobility and seating and respiratory therapy products. Sales in Asia Pacific are reported in All Other and include products similar to those sold in North America and Europe.

($ in thousands USD)	2Q22*	2Q21	% Change Fav/(Unfav)	Foreign Exchange % Impact	Constant Currency % Change Fav/(Unfav)
Europe	112,768	121,296	(7.0)	(9.8)	2.8
North America	68,718	96,247	(28.6)	(0.2)	(28.4)
All Other (Asia Pacific)	7,531	8,321	(9.5)	(7.7)	(1.8)
Consolidated	189,017	225,864	(16.3)	(5.6)	(10.7)

($ in thousands USD)	YTD 2Q22**	YTD 2Q21	% Change Fav/(Unfav)	Foreign Exchange % Impact	Constant Currency % Change Fav/(Unfav)
Europe	230,847	234,071	(1.4)	(8.2)	6.8
North America	144,037	172,221	(16.4)	(0.2)	(16.2)
All Other (Asia Pacific)	15,121	15,774	(4.1)	(7.0)	2.9
Consolidated	390,005	422,066	(7.6)	(4.9)	(2.7)

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
Global supply chain challenges continued to delay receipt of components and limit conversion of orders to sales, which continued to impact each of the regions in 2Q22 in different ways.
Europe - Constant currency net sales increased $3,366,000, or 2.8% in 2Q22 compared to 2Q21 as sales started to recover from pandemic-related challenges led by increased sales in mobility and seating and respiratory products reflecting the improving restoration of access to healthcare and timely receipt of respiratory product to fulfill backlog. Constant currency net sales increased 6.8% YTD 2Q22 compared to YTD 2Q21 with growth in all major product categories and led by mobility and seating products.
North America - Constant currency net sales for 2Q22 decreased $27,333,000 or 28.4% compared to 2Q21 with decreases in all categories but primarily attributable to lower respiratory sales. Supply chain disruptions continued to burden order fulfillment in all product categories. Constant currency net sales decreased 16.2% YTD 2Q22 compared to YTD 2Q21 primarily due to lower respiratory sales which had higher sales in prior periods benefiting from pandemic-related demand. Respiratory products demand is down due to lower pandemic demand.
All Other - Constant currency net sales, which relates entirely to the Asia Pacific region, decreased $152,000 or 1.8% for 2Q22 compared to 2Q21 driven by respiratory products. Constant currency net sales increased 2.9% YTD 2Q22 compared to YTD 2Q21 driven by lifestyle products.

MD&A	Net Sales

Constant currency net sales of mobility and seating products, which comprise most of the company's clinically complex product portfolio, were 40.7% of constant currency net sales in 2Q22 and 38.0% in 2Q21. Constant currency net sales of mobility and seating products were 39.2% YTD 2Q22 compared to 37.0% YTD in 2Q21.

The improvement in mix percentage for mobility and seating products is the result of continued improvement to access to healthcare compared to 2Q21 as well as the decrease in respiratory products attributable to component shortages. All product categories continued to be impacted by supply chain challenges, including timely delivery of components through 2Q22.

MD&A	Gross Profit

GROSS PROFIT

Gross profit decreased $12,836,000 and gross profit as a percentage of net sales for 2Q22 decreased 150 basis points to 25.4%, primarily attributable to lower sales impacting gross profit dollars. Increased pricing across product portfolios continue to lag higher costs as lower pricing orders are fulfilled. In addition, margin was negatively impacted by intermittent production stoppages and unfavorable foreign currency.

Sequentially, gross margin improved 160 basis points driven by the benefit of pricing actions and favorable product mix.

Gross profit decreased $19,745,000 and gross profit as a percentage of net sales for YTD 2Q22 decreased 290 basis points to 24.5%, primarily attributable to lower sales impacting gross profit dollars and unfavorable foreign currency. Increased pricing across product portfolios continue to lag higher costs as lower pricing orders are fulfilled.

Gross profit drivers by segment:
Europe - Gross profit dollars for 2Q22 decreased $5,356,000 on higher net sales compared to 2Q21. Gross profit as a percentage of net sales decreased 2.2% compared to 2Q21. Gross profit dollars were burdened by additional freight and material costs which were partially offset by pricing actions.
Gross profit dollars decreased $7,511,000 and gross profit as a percentage of net sales decreased 2.4% for YTD 2Q22 compared to YTD 2Q21. These decreases were driven by higher freight and material costs including expediting costs partially offset by pricing actions and volume increases.
North America - Gross profit dollars decreased $8,271,000 and gross profit as a percentage of net sales decreased 0.3% for 2Q22 compared to 2Q21 driven primarily by lower net sales. The decrease in gross profit as a percentage of net sales was driven by higher material and freight costs, partially offset by pricing actions.
Gross profit dollars decreased $12,539,000 and gross profit as a percentage of net sales decreased 2.3% for YTD 2Q22 compared to YTD 2Q21. The decrease in gross profit dollars and gross profit as a percentage of net sales driven primarily by lower net sales, higher material and freight costs, partially offset by pricing actions.
All Other - Asia Pacific gross profit dollars increased $320,000 and gross profit as a percentage of net sales increased 7.5% for 2Q22 compared to 2Q21 driven primarily by pricing actions to offset higher material costs.
Asia Pacific gross profit dollars increased $95,000 and gross profit as a percentage of net sales increased 2.1% for YTD 2Q22 compared to YTD 2Q21 driven primarily by pricing actions to offset higher material costs.
All Other also includes the impact of intercompany profit eliminations for the consolidated company.

MD&A	SG&A

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

($ in thousands USD)	2Q22	2Q21	Reported Change	Foreign Exchange Impact	Constant Currency Change
SG&A expenses - $	58,623	63,765	(5,142)	(2,719)	(2,423)
SG&A expenses - % change			(8.1)	(4.3)	(3.8)
% to net sales	31.0	28.2

($ in thousands USD)	YTD 2Q22**	YTD 2Q21	Reported Change	Foreign Exchange Impact	Constant Currency Change
SG&A expenses - $	119,187	122,586	(3,399)	(4,467)	1,068
SG&A expenses - % change			(2.8)	(3.7)	0.9
% to net sales	30.6	29.0

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

Constant currency SG&A decreased $2,423,000 or 3.8% for 2Q22 compared to the same period last year and reflects benefit of lower employment costs from previously announced restructuring actions and reduced stock compensation expense attributable a lower trading price on the company's Common Shares in 2Q22 on outstanding equity awards to which variable accounting applies. However, the current quarter includes IT expenses being classified as operating costs as a result of the temporary pause in the ERP roll-out, similar to 1Q22. In addition, the company incurred higher expense related to foreign currency transactions.

Constant currency SG&A increased $1,068,000 or 0.9% for YTD 2Q22 compared to the same period last year increased IT costs partially offset by lower employment costs. 2Q22 YTD benefited from reduced stock compensation expense attributable a lower trading price on the company's Common Shares in first half of 2022 on outstanding equity awards to which variable accounting applies. In addition, the company incurred higher expense related to foreign currency transactions.
SG&A expense drivers by segment:

Europe - SG&A expenses for 2Q22 decreased $3,853,000 or 13.3% compared to 2Q21 with foreign currency translation decreasing SG&A expenses by $2,380,000, or 8.2%. Constant currency SG&A expenses decreased $1,473,000, or 5.1%. Lower employment costs were offset by foreign currency transactions losses and increased sales and marketing costs.
North America - SG&A expenses for 2Q22 decreased $417,000, or 1.8%, compared to 2Q21. Constant currency SG&A expenses decreased $318,000, or 1.4% primarily attributable to outside services and foreign currency transactions.
All Other - SG&A expenses for 2Q22 decreased $872,000 compared to 2Q21 with foreign currency translation decreasing SG&A expenses by $240,000. Constant currency SG&A expenses decreased by $632,000. All Other includes SG&A related to the Asia Pacific businesses and non-allocated corporate costs. Constant currency SG&A expenses related to Asia Pacific businesses for 2Q22 decreased 7.6% or $228,000, compared to 2Q21 driven primarily by reduced facility and sales and marketing costs partially offset by unfavorable foreign currency transactions. Unallocated corporate costs decreased primarily due to increased IT costs partially offset by lower stock compensation expense, noted above.

MD&A	Operating Income (Loss)

OPERATING INCOME (LOSS)

($ in thousands USD)	2Q22	2Q21	$ Change	YTD 2Q22	YTD 2Q21	$ Change
Europe	3,489	4,992	(1,503)	6,714	8,824	(2,110)
North America	(6,264)	1,590	(7,854)	(14,600)	(785)	(13,815)
All Other	(7,866)	(9,529)	1,663	(15,590)	(15,169)	(421)
Charges related to restructuring	(4,153)	(547)	(3,606)	(7,943)	(2,099)	(5,844)
Consolidated Operating Income (Loss)	(14,794)	(3,494)	(11,300)	(31,419)	(9,229)	(22,190)

For the quarter and year-to-date, consolidated operating loss increased compared to last year due to lower net sales impacted lower gross profit, higher input costs not fully mitigated by pricing actions and unfavorable foreign currency.
Operating income (loss) by segment:
Europe - Operating income for 2Q22 decreased by $1,503,000 primarily due to lower gross profit dollars impacted by higher input costs and foreign currency partially offset by net sales increases including pricing actions.
Operating income for YTD 2Q22 decreased $2,110,000 compared to YTD 2Q21 attributable to lower gross profit dollars impacted by higher input costs and foreign currency.
North America - Operating loss for 2Q22 increased by $7,854,000 primarily due to lower gross profit on lower sales. Benefit of pricing actions continue to lag higher input costs.
Operating loss for YTD 2Q22 was $14,600,000 compared to YTD 2Q21 operating loss of $785,000 due to lower gross profit impacted by lower net sales and unfavorable costs associated with supply chain disruptions partially offset by lower SG&A expenses and pricing actions.
All Other - Operating loss for All Other includes the operating results of the Asia Pacific businesses, as well as unallocated SG&A expenses and intercompany eliminations. Operating loss increased $1,663,000, or 17.5%, primarily driven increased IT expenses classified as operating expenses partially offset by lower employment costs.
Operating loss for YTD 2Q22 increased $421,000 compared to YTD 2Q21 increased IT expenses.
Charges Related to Restructuring Activities
Restructuring charges were $4,153,000 for 2Q22 compared to $547,000 for 2Q21 which includes severance and other restructuring costs. Restructuring charges were incurred in the Europe segment of $2,613,000 and North America segment of $1,540,000.
Restructuring charges were $7,943,000 for YTD 2Q22 compared to $2,099,000 for YTD 2Q21 which includes severance and other restructuring costs. Restructuring charges were incurred in the Europe segment of $4,732,000 and North America segment were $3,202,000.

MD&A	Other Items

OTHER ITEMS

Loss on debt extinguishment including debt finance changes and fees

($ in thousands USD)	YTD 2Q22	YTD 2Q21	$ Change	% Change
Loss on debt extinguishment including debt finance fees	—	709	(709)	(100.0)
During the first quarter of 2021, the company repurchased and retired, at par plus accrued interest, $78,850,000 of its 2022 Notes. The result of the transaction was a loss on debt extinguishment including debt and finance fees of $709,000.
Interest

($ in thousands USD)	2Q22	2Q21	$ Change	% Change
Interest expense	6,230	6,084	146	2.4
Interest income	(1)	—	(1)	(100.0)

($ in thousands USD)	YTD 2Q22	YTD 2Q21	$ Change	% Change
Interest expense	12,482	11,815	667	5.6
Interest income	(1)	(1)	—	—
The increase in interest expense for 2Q22 and YTD 2Q22 compared to the same periods of prior year was primarily related to higher interest bearing debt for the full periods of 2022 compared to 2021. Specifically, the 2026 Notes were issued at the end of 1Q21.
Income Taxes
The company had an effective tax rate of 4.4% and 5.1% on losses before tax for the three and six months ended June 30, 2022, respectively, compared to an expected benefit of 21.0% on the pre-tax loss for each period. The company had an effective tax rate of 11.7% and 13.7% on losses before tax for the three and six months ended June 30, 2021, respectively, compared to an expected benefit of 21.0% on the pre-tax loss for each period. The company's effective tax rate for the three and six months ended June 30, 2022 and June 30, 2021 were unfavorable as compared to the U.S. federal statutory rate, principally due to the negative impact of the company not being able to record tax benefits related to the significant losses in countries which had tax valuation allowances. The effective tax rate was increased for the three and six months ended June 30, 2022 and June 30, 2021 by certain taxes outside the United States, excluding countries with tax valuation allowances, that were at an effective rate higher than the U.S. statutory rate.

MD&A	Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES

The company continues to maintain an adequate liquidity position through its cash balances, bank lines of credit and secured term loan credit facility (refer to Long-Term Debt in the notes to condensed consolidated financial statements included in this report) as described below.

As described below under July 2022 Financings, the company recently completed a series of strategic capital markets transactions that altered its long-term debt and credit facility borrowing structure. Key balances on the company's balance sheet and related metrics prior to the July 2022 Financings are presented below:

($ in thousands USD)	June 30, 2022	December 31, 2021	$ Change	% Change
Cash and cash equivalents	$43,909	$83,745	$(39,836)	(47.6)
Working capital (1)	89,433	138,134	(48,701)	(35.3)
Total debt (2)	384,138	382,586	1,552	0.4
Long-term debt (2)	378,892	376,462	2,430	0.6
Total shareholders' equity	147,604	218,489	(70,885)	(32.4)
Prior Credit Agreement borrowing availability (3)	40,014	41,845	(1,831)	(4.4)
(1)    Current assets less current liabilities.
(2)    Total debt and Long-term debt include finance leases but exclude debt issuance costs recognized as a deduction from the carrying amount of debt liability and operating leases.
(3)    Reflects the combined availability of the company's North American and European asset-based revolving credit facilities before borrowings. At June 30, 2022, the company had $13,215,000 of borrowings outstanding on the European Credit Facility and $25,950,000 of borrowings outstanding on its North America Credit Facility. Outstanding borrowings are based on credit availability calculated on a month lag related to the European credit facility.
The company's cash and cash equivalents balances were $43,909,000 and $83,745,000 at June 30, 2022 and December 31, 2021, respectively. The decrease in cash in the first six months of 2022 is primarily attributable to use from operating activities and cash used for continued investment in business improvement initiatives. Cash used by operating activities was partially offset by credit facilities borrowings. The North America and Europe Credit Facilities under the company's Prior Credit Agreement provides for asset-based-lending senior secured revolving credit facilities.

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

The company's total debt outstanding, inclusive of the company's convertible senior notes due 2022 (as of December 31, 2021), 2024 and 2026 and finance leases, increased by $1,552,000 to $384,138,000 at June 30, 2022 from $382,586,000 as of December 31, 2021. The increase is primarily driven by accretion on convertible senior notes due 2024, amortization of debt issuance costs and credit facility borrowings, $2,000,000 debt borrowed against cash surrender value of insurance policies, offset by $2,650,000 payment of 2022 Notes at maturity on June 1, 2022 and finance lease payments.
July 2022 Financings
In July 2022, the company consummated a series of financing transactions. Refer to "Long-Term Debt" / "July 2022 Financings" in the notes to the condensed consolidated financial statements included in this report for more information about the July 2022 financing transactions.
Outlook
The company may incur additional financing in the future, which could include substantial additional debt (including secured debt). Although the terms of the agreements governing existing debt restrict the company's ability to incur additional debt (including secured debt), such restrictions are subject to several exceptions and qualifications and such restrictions and qualifications may be waived or amended, and

MD&A	Liquidity and Capital Resources

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

Based on the company's current expectations, the company believes that its cash balances and available borrowing capacity under its ABL Credit Agreement should be sufficient to meet working capital needs, capital requirements, and commitments for at least the next twelve months. Notwithstanding the company's expectations, if the company's operating results decrease as the result of pressures on the business due to, for example, prolonged, or worsening of, negative impacts of the COVID-19 pandemic, the impact of the pandemic on the company's supply chain, or political or geopolitical crises such as Russia's invasion of Ukraine, and actions taken in response on global and regional economies and economic activity, continued supply chain challenges, inflationary economic conditions, currency fluctuations or regulatory issues, or the company's failure to execute its business plans or if the company's business improvement actions take longer than expected to materialize or development of one or more of the other risks discussed in "Item 1A. Risk Factors" of the company’s Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, or if the conditions for subsequent draws under the Highbridge Loan Agreement are not satisfied, the company may require additional financing, or may be unable to comply with its obligations under the credit facilities or its other obligations, and its lenders or creditors could demand repayment of any amounts outstanding. If additional financing is required, there can be no assurance that it will be available on terms satisfactory to the company, if at all. The company also may evaluate and implement further changes to its strategic goals and business plans, which may involve additional restructuring of its operations. If and to the extent undertaken, any such restructuring may be substantial and involve significant effort and expense, and the company can make no assurances that such efforts, if undertaken, would be successful and result in improvements to the company’s business performance and financial condition. Refer to "Item 1A. Risk Factors" in the company’s Annual Report on Form 10-K and this Quarterly Report on Form 10-Q for a further discussion of risks applicable to the company's liquidity, capital resources and financial condition.

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

While most of the company's debt has fixed interest, should interest rates increase, the company expects that it would be able to absorb modest rate increases without material impact on its liquidity or capital resources. The weighted average interest rate on revolving credit borrowings, excluding finance leases, was 4.5% for the three and six months ended June 30, 2022 and 4.5% for the year ended December 31, 2021. This weighted average interest rate will increase in the second half of the year as a result of the issuance of the new senior secured term loan entered into in July 2022. Refer to "Long-Term Debt" and "Leases and Commitments" in the notes to the condensed consolidated financial statements for more details regarding the company's credit facilities and lease liabilities, respectively.

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

CAPITAL EXPENDITURES
The company estimates that capital investments for 2022 could be approximately $5,000,000 compared to actual capital expenditures of $17,698,000 in 2021. The continued investment at this level relates primarily to the new ERP system. The company believes that its balances of cash and cash equivalents and available borrowing capacity under its existing credit facilities should be sufficient to meet its operating cash requirements and fund capital expenditures (refer to "Liquidity and Capital Resources"). The Prior Credit Agreement limited the company's annual capital expenditures to $35,000,000. In July of 2022, the Prior Credit Agreement was amended and restated. Among the updates was a reduction of the annual capital expenditures limitation to $25,000,000.

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

CASH FLOWS

The improvement in cash provided by operating activities for the three and six months ended June 30, 2022 was driven primarily by the collection of accounts receivable and reduced inventory levels offset by lower accounts payable.
The year over year changes in cash flows related to investing activities was driven primarily by lower capital expenditures.
Cash flows used by financing activities in the first six months of 2022 included credit facility borrowings and repayments, $2,650,000 principal payment of 2022 Notes, as well as payment of $1,267,000 in financing costs ahead of financing transactions executed in the third quarter of 2022. The first six months of 2021 included the issuance of $125,000,000 principal amount of 2026 Notes, payment of $5,175,000 in financing costs, purchase of capped calls related to the 2026 Notes for $18,787,000, repurchase of $78,850,000 principal amount of 2022 Notes and repayment of $1,250,000 principal amount of the company's previously outstanding convertible notes due 2021 (the "2021 Notes"). Borrowings on credit facilities are under the asset-based-lending senior secured revolving credit facilities provided by the company's Prior Credit Agreement.

MD&A	Cash Flows

Free cash flow is a non-GAAP financial measure and is reconciled to the corresponding GAAP measure as follows:

($ in thousands USD)	2Q22	2Q21	YTD 2Q22	YTD 2Q21
Net cash provided (used) by operating activities	$756	$(22,290)	$(26,942)	$(36,050)
Plus: Sales of property and equipment	—	—	5	23
Less: Purchases of property and equipment	(633)	(4,929)	(2,764)	(9,047)
Free Cash Flow (usage)	$123	$(27,219)	$(29,701)	$(45,074)

Free cash flow for the first six months 2022 and 2021 was primarily impacted by the same items that affected cash flows provided (used) by operating activities. Free cash flow is a non-GAAP financial measure that is comprised of net cash provided (used) by operating activities plus purchases of property and equipment less proceeds from sales of property and equipment. Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the company and its ability to repay debt or make future investments (including acquisitions, etc.).
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

The company's approximate cash conversion days at June 30, 2022, December 31, 2021 and June 30, 2021 were as follows:
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

The improvement in days in receivables is impacted by customer mix and region. Decline in days in accounts receivable is increased levels of payments in the first six months of 2022.

The company provides a summary of days of cash conversion for the components of working capital so investors may see the rate at which cash is disbursed, collected and how quickly inventory is converted and sold.

MD&A	Forward-Looking Statements

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “could,” “plan,” “intend,” “expect,” “continue,” “believe” and “anticipate,” as well as similar comments, denote forward-looking statements that are subject to inherent uncertainties that are difficult to predict. These include, for example, statements related to the company’s ability to address on-going supply chain challenges; sales and free cash flow trends; the impact of contingency plans and cost containment actions; the company’s liquidity and working capital expectations; the company’s future financial results; and similar statements. Actual results and events may differ significantly from those expressed or anticipated as a result of various risks and uncertainties, including the availability and cost to the company of needed products, components or raw materials from the company’s suppliers, including delivery delays and production interruptions from pandemic-related supply chain challenges and supplier delivery holds resulting from past due payables; the duration and scope of the COVID-19 pandemic, the pace of resumption of access to healthcare, including clinics and elective care, and loosening of public health restrictions, or any reimposed restrictions on access to healthcare or tightening of public health restrictions, which could impact the demand for the company’s products; global shortages in, or increasing costs for, transportation and logistics services and capacity; actions that governments, businesses and individuals take in response to the pandemic, including mandatory business closures and restrictions on onsite commercial interactions; the impact of the pandemic, or political or geopolitical crises such as Russia's invasion of Ukraine, and actions taken in response, on global and regional economies and economic activity; the pace of recovery when the COVID-19 pandemic subsides; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth, including negative conditions attributable to inflationary economic conditions; the effects of steps the company has taken or will take to reduce operating costs; the ability of the company to sustain profitable sales growth, achieve anticipated improvements in segment operating performance, convert high inventory levels to cash or reduce its costs; lack of market acceptance of the company's new product innovations; potential adverse effects of revised product pricing and/or product surcharges on revenues or the demand for the company's products; circumstances or developments that may make the company unable to implement or realize the anticipated benefits, or that may increase the costs, of its current and planned business initiatives, in particular the key elements of its growth plans, such as its new product introductions, commercialization plans, additional investments in demonstration equipment, product distribution strategy in Europe, supply chain actions and global information technology outsourcing and ERP implementation activities; possible adverse effects on the company's liquidity, including (i) the company's ability to address future debt maturities or other obligations, including additional debt that may be incurred in the future or (ii) the company's ability to access the remaining portion of the financing under the July 2022 financing transactions (as discussed in the notes to the condensed consolidated financial statements) in the event of a failure to satisfy one or more of the applicable closing conditions; increases in interest rates or the costs of borrowing; potential limitations on the company’s business activities from obligations in the company’s debt agreements; adverse changes in government and third-party payor reimbursement levels and practices; decreased availability or increased costs of materials which could increase the company’s cost of producing or acquiring the company’s products, including the adverse impacts of tariffs and increases in commodity costs or freight costs; consolidation of health care providers; increasing pricing pressures in the markets for the company's products; risks of failures in, or disruptions to, legacy IT systems; risks of cybersecurity attack, data breach or data loss and/or delays in or inability to recover or restore data and IT systems; adverse effects of the company's consent decree of injunction with the U.S. Food and Drug Administration (FDA), including but not limited to, compliance costs, inability to rebuild negatively impacted customer relationships, unabsorbed capacity utilization, including fixed costs and overhead; any circumstances or developments that might adversely impact the third-party expert auditor's required audits of the company's quality systems at the facilities impacted by the consent decree, including any possible failure to comply with the consent decree or FDA regulations or the inability to adequately address the matters identified in the FDA Letters; regulatory proceedings or the company's failure to comply with regulatory requirements or receive regulatory clearance or approval for the company's products or operations in the United States or abroad; adverse effects of regulatory or governmental inspections of the company's facilities at any time and governmental enforcement actions; product liability or warranty claims; product recalls, including more extensive warranty or recall experience than expected; possible adverse effects of being leveraged, including interest rate or event of default risks; exchange rate fluctuations, particularly in light of the relative importance of the company's foreign operations to its overall financial performance; legal actions, including adverse judgments or settlements of litigation or claims in excess of available insurance limits; tax rate fluctuations; additional tax expense or additional tax exposures, which could affect the company's future profitability and cash flow; uncollectible accounts receivable; risks inherent in managing and operating businesses in many different foreign jurisdictions; heightened vulnerability to a hostile takeover attempt or other shareholder activism; provisions of Ohio law or in the company's debt agreements, charter documents or other agreements that may prevent or delay a change in control, as well as the risks described elsewhere in this Quarterly Report on Form 10-Q, the company’s Annual Report on Form 10-K and from time to time in the company's reports as filed with the Securities and Exchange Commission. Except to the extent required by law, the company does not undertake and specifically declines any obligation to review or update any forward-looking statements or to publicly

MD&A	Forward-Looking Statements

announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

Financial Statements

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$189,017	$225,864	$390,005	$422,066
Cost of products sold	141,035	165,046	294,294	306,610
Gross Profit	47,982	60,818	95,711	115,456
Selling, general and administrative expenses	58,623	63,765	119,187	122,586
Charges related to restructuring activities	4,153	547	7,943	2,099
Operating Loss	(14,794)	(3,494)	(31,419)	(9,229)
Loss on debt extinguishment including debt finance charges and fees	—	—	—	709
Interest expense	6,230	6,084	12,482	11,815
Interest income	(1)	—	(1)	(1)
Loss Before Income Taxes	(21,023)	(9,578)	(43,900)	(21,752)
Income tax provision	920	1,120	2,240	2,990
Net Loss	$(21,943)	$(10,698)	$(46,140)	$(24,742)
Dividends Declared per Common Share	$—	$—	$—	$—
Net Loss per Share—Basic	$(0.62)	$(0.31)	$(1.31)	$(0.71)
Weighted Average Shares Outstanding—Basic	35,634	34,969	35,340	34,732
Loss per Share—Assuming Dilution	$(0.62)	$(0.31)	$(1.31)	$(0.71)
Weighted Average Shares Outstanding—Assuming Dilution	35,995	35,620	35,714	35,450
Net Loss	$(21,943)	$(10,698)	$(46,140)	$(24,742)
Other comprehensive income (loss):
Foreign currency translation adjustments	(26,545)	7,038	(32,887)	12,715
Defined Benefit Plans:
Amortization of prior service costs and unrecognized losses	4,339	(744)	4,563	(395)
Deferred tax adjustment resulting from defined benefit plan activity	(38)	(5)	(85)	(63)
Valuation reserve associated with defined benefit plan activity	38	5	85	63
Current period gain (loss) on cash flow hedges	812	101	1,692	(774)
Deferred tax benefit (provision) related to gain on cash flow hedges	(184)	14	(240)	97
Other Comprehensive Income (Loss)	(21,578)	6,409	(26,872)	11,643
Comprehensive Loss	$(43,521)	$(4,289)	$(73,012)	$(13,099)
(Elements as a % of Net Sales)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	74.6	73.1	75.5	72.6
Gross Profit	25.4	26.9	24.5	27.4
Selling, general and administrative expenses	31.0	28.2	30.6	29.0
Charges related to restructuring activities	2.2	0.2	2.0	0.5
Operating Loss	(7.8)	(1.5)	(8.1)	(2.2)
Loss on debt extinguishment including debt finance charges and fees	—	—	—	0.2
Interest expense	3.3	2.7	3.2	2.8
Loss Before Income Taxes	(11.1)	(4.2)	(11.3)	(5.2)
Income tax provision	0.5	0.5	0.6	0.7
Net Loss	(11.6)%	(4.7)%	(11.8)%	(5.9)%
See notes to condensed consolidated financial statements.

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	(unaudited)
	June 30, 2022	December 31, 2021
Assets	(In thousands)
Current Assets
Cash and cash equivalents	$43,909	$83,745
Trade receivables, net	90,949	117,115
Installment receivables, net	284	218
Inventories, net	138,806	144,274
Other current assets	43,097	40,036
Total Current Assets	317,045	385,388
Other Assets	6,671	5,362
Intangibles, net	26,079	26,356
Property and Equipment, net	55,884	60,921
Finance Lease Assets, net	59,513	63,029
Operating Lease Assets, net	10,679	12,600
Goodwill	336,750	355,875
Total Assets	$812,621	$909,531
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$111,562	$130,036
Accrued expenses	105,151	102,971
Current taxes payable	2,102	3,914
Current portion of long-term debt	2,161	3,107
Current portion of finance lease obligations	3,085	3,009
Current portion of operating lease obligations	3,551	4,217
Total Current Liabilities	227,612	247,254
Long-Term Debt	311,489	305,022
Finance Lease Long-Term Obligations	60,710	63,736
Operating Leases Long-Term Obligations	7,057	8,234
Other Long-Term Obligations	58,149	66,796
Shareholders’ Equity
Preferred Shares (Authorized 300 shares; none outstanding)	—	—
Common Shares (Authorized 150,000 shares; 40,147 and 39,416 issued and outstanding at June 30, 2022 and December 31, 2021, respectively)—no par	10,132	9,977
Class B Common Shares (Authorized 12,000 shares; 4 and 4 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively)—no par	2	2
Additional paid-in-capital	278,788	276,665
Retained earnings (accumulated deficit)	(23,495)	22,645
Accumulated other comprehensive income (loss)	(9,884)	16,988
Treasury Shares (4,535 and 4,397 shares at June 30, 2022 and December 31, 2021, respectively)	(107,939)	(107,788)
Total Shareholders’ Equity	147,604	218,489
Total Liabilities and Shareholders’ Equity	$812,621	$909,531
See notes to condensed consolidated financial statements.

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Six Months Ended June 30,
	2022	2021
Operating Activities	(In thousands)
Net loss	$(46,140)	$(24,742)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	7,848	8,264
Amortization of operating lease right of use assets	2,572	3,201
Provision for losses on trade and installment receivables	318	335
Provision for deferred income taxes	98	460
Provision for other deferred liabilities	(589)	(65)
Provision for equity compensation	2,278	5,810
Gain on disposals of property and equipment	(38)	(175)
Loss on debt extinguishment including debt finance charges and fees	—	709
Convertible debt accretion	1,828	1,747
Amortization of debt fees	1,230	1,035
Changes in operating assets and liabilities:
Trade receivables	22,503	(10,388)
Installment sales contracts, net	210	289
Inventories, net	512	(27,082)
Other current assets	(3,013)	5,770
Accounts payable	(14,929)	22,872
Accrued expenses	931	(24,406)
Other long-term liabilities	(2,561)	316
Net Cash Used by Operating Activities	(26,942)	(36,050)
Investing Activities
Purchases of property and equipment	(2,764)	(9,047)
Proceeds from sale of property and equipment	5	23
Change in other long-term assets	(32)	(69)
Other	4	—
Net Cash Used by Investing Activities	(2,787)	(9,093)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	9,292	147,539
Repurchases of convertible debt, payments on revolving lines of credit and finance leases	(15,633)	(105,216)
Payment of financing costs	(1,267)	(5,175)
Purchases of capped calls	—	(18,787)
Purchases of treasury shares	(151)	(1,752)
Net Cash Used by Financing Activities	(7,759)	16,609
Effect of exchange rate changes on cash	(2,348)	1,488
Decrease in cash and cash equivalents	(39,836)	(27,046)
Cash and cash equivalents at beginning of year	83,745	105,298
Cash and cash equivalents at end of period	$43,909	$78,252
See notes to condensed consolidated financial statements.

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders' Equity (unaudited)

(In thousands)	Common Shares	Class B Shares	Additional Paid-in- Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Total
March 31, 2022 Balance	$9,977	$2	$276,975	$(1,552)	$11,694	$(107,788)	$189,308
Performance awards	—	—	26	—	—	—	26
Restricted share awards	155	—	1,787	—	—	(151)	1,791
Net loss	—	—	—	(21,943)	—	—	(21,943)
Foreign currency translation adjustments	—	—	—	—	(26,545)	—	(26,545)
Unrealized gain on cash flow hedges	—	—	—	—	628	—	628
Defined benefit plans: Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	4,339	—	4,339
Total comprehensive loss							(43,521)
June 30, 2022 Balance	$10,132	$2	$278,788	$(23,495)	$(9,884)	$(107,939)	$147,604

March 31, 2021 Balance	$9,917	$2	$273,982	$54,164	$50,670	$(106,034)	$282,701
Performance awards	52	—	1,329	—	—	(668)	713
Restricted share awards	8	—	2,841	—	—	(1,084)	1,765
Net loss	—	—	—	(10,698)	—	—	(10,698)
Foreign currency translation adjustments	—	—	—	—	7,038	—	7,038
Unrealized loss on cash flow hedges	—	—	—	—	115	—	115
Defined benefit plans: Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	(744)	—	(744)
Total comprehensive loss							(4,289)
June 30, 2021 Balance	$9,977	$2	$278,152	$43,466	$57,079	$(107,786)	$280,890

See notes to condensed consolidated financial statements.

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders' Equity (unaudited)

(In thousands)	Common Shares	Class B Shares	Additional Paid-in- Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Total
January 1, 2022 Balance	$9,977	$2	$276,665	$22,645	$16,988	$(107,788)	$218,489
Performance awards	—	—	(319)	—	—	—	(319)
Restricted share awards	155	—	2,442	—	—	(151)	2,446
Net loss	—	—	—	(46,140)	—	—	(46,140)
Foreign currency translation adjustments	—	—	—	—	(32,887)	—	(32,887)
Unrealized gain on cash flow hedges	—	—	—	—	1,452	—	1,452
Defined benefit plans: Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	4,563	—	4,563
Total comprehensive loss							(73,012)
June 30, 2022 Balance	$10,132	$2	$278,788	$(23,495)	$(9,884)	$(107,939)	$147,604

January 1, 2021 Balance	$9,816	$2	$326,088	$58,538	$45,436	$(106,034)	$333,846
Performance awards	52	—	1,997	—	—	(668)	1,381
Restricted share awards	109	—	3,652	—	—	(1,084)	2,677
Net loss	—	—	—	(24,742)	—	—	(24,742)
Foreign currency translation adjustments	—	—	—	—	12,715	—	12,715
Unrealized loss on cash flow hedges	—	—	—	—	(677)	—	(677)
Defined benefit plans: Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	(395)	—	(395)
Total comprehensive loss							(13,099)
Adoption of ASU 2020-06	—	—	(34,798)	9,670	—	—	(25,128)
Purchase of capped calls	—	—	(18,787)	—	—	—	(18,787)
June 30, 2021 Balance	$9,977	$2	$278,152	$43,466	$57,079	$(107,786)	$280,890

See notes to condensed consolidated financial statements.

Notes to Financial Statements	Accounting Policies

Accounting Policies

Principles of Consolidation: The condensed consolidated financial statements include the accounts of the company and its wholly owned subsidiaries and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of June 30, 2022 and the results of its operations and changes in its cash flow for the six months ended June 30, 2022 and 2021, respectively. Certain foreign subsidiaries, represented by the European segment, are consolidated using a May 31 quarter end to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the company's financial statements. All significant intercompany transactions are eliminated. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year.

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

Notes to Financial Statements	Current Assets

Current Assets

Receivables

Receivables consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Accounts receivable, gross	$113,612	$142,806
Customer rebate reserve	(10,696)	(12,267)
Cash discount reserves	(7,746)	(9,179)
Allowance for doubtful accounts	(3,261)	(3,642)
Other, principally returns and allowances reserves	(960)	(603)
Accounts receivable, net	$90,949	$117,115

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

During the third quarter of 2021, the company entered into an agreement with a bank to sell certain trade receivables with governmental entity customers in the Nordic region without recourse. Under ASC 860, the sale of the receivables qualify as a true sale and not a secured borrowing. No gain or loss was recorded on the sale of the receivables. Bank charges, which are recorded as interest expense attributable to the program, were immaterial for the six months ended June 30, 2022.

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

In Europe, expected losses are determined by each location in each region. Most locations have a majority of their receivables assigned to the low risk pool, which has an average expected loss percentage of 0.3%. About half of the locations have a portion of their receivables assigned as medium risk with an average expected loss percentage of 0.9%. Only a few locations have any receivables characterized as high risk and the average credit loss percentage for those locations is 3.4%. Collection risk is generally low as payment terms in certain key markets, such as Germany, are immediate and in many locations the ultimate customer is the government.

In the Asia Pacific region, receivables are characterized as low risk, which have an average expected loss percentage of 1.0%. Historical losses are low in this region where the use of credit insurance is often customary.

Notes to Financial Statements	Current Assets

The movement in the trade receivables allowance for doubtful accounts was as follows (in thousands):

Six Ended June 30, 2022
Balance as of beginning of period	$3,642
Current period provision	318
Recoveries (direct write-offs), net	(699)
Balance as of end of period	$3,261

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

The company writes off uncollectible trade accounts receivable after such receivables are moved to collection status and legal remedies are exhausted. Refer to Concentration of Credit Risk in the notes to the condensed consolidated financial statements for a description of the financing arrangement. Long-term installment receivables are included in “Other Assets” on the condensed consolidated balance sheets.

The company has recorded a contingent liability in the amount of $302,000 related to the contingent aspect of the company's guarantee associated with its arrangement with DLL. The contingent liability is recorded applying the same expected loss model used for the trade and installment receivables recorded on the company's books. Specifically, historical loss history is used to determine the expected loss percentage, which is then adjusted judgmentally to consider other factors, as needed.

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

Notes to Financial Statements	Current Assets

Installment receivables consist of the following (in thousands):

	June 30, 2022			December 31, 2021
	Current	Long-Term	Total	Current	Long-Term	Total
Installment receivables	$284	$393	$677	$218	$734	$952
Allowance for doubtful accounts	—	—	—	—	—	—
Installment receivables, net	$284	$393	$677	$218	$734	$952

No Installment receivables were purchased from DLL during the six months ended June 30, 2022. No sales of installment receivables were made by the company during the quarter.

The movement in the installment receivables allowance for doubtful accounts was as follows (in thousands):

	Six Months Ended June 30, 2022	Year Ended December 31, 2021
Balance as of beginning of period	$—	$487
Current period provision (benefit)	—	(75)
Direct write-offs charged against the allowance	—	(412)
Balance as of end of period	$—	$—

Installment receivables by class as of June 30, 2022 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
Asia Pacific
Non-Impaired installment receivables with no related allowance recorded	677	677	—	—
Total
Non-Impaired installment receivables with no related allowance recorded	677	677	—	—
Impaired installment receivables with a related allowance recorded	—	—	—	—
Total installment receivables	$677	$677	$—	$—

Notes to Financial Statements	Current Assets

Installment receivables by class as of December 31, 2021 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
Asia Pacific
Non-impaired installment receivables with no related allowance recorded	952	952	—	—
Total
Non-impaired installment receivables with no related allowance recorded	952	952	—	—
Impaired installment receivables with a related allowance recorded	—	—	—	—
Total installment receivables	$952	$952	$—	$—

The aging of the company’s installment receivables was as follows (in thousands):

	June 30, 2022		December 31, 2021
	Total	Asia Pacific	Total	Asia Pacific
Current	$655	$655	$952	$952
0-30 days past due	22	22	—	—
31-60 days past due	—	—	—	—
61-90 days past due	—	—	—	—
90+ days past due	—	—	—	—
	$677	$677	$952	$952

Notes to Financial Statements	Current Assets

Inventories, Net

Inventories consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$65,053	$69,371
Finished goods	62,481	62,124
Work in process	11,272	12,779
Inventories, net	$138,806	$144,274

Other Current Assets

Other current assets consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Tax receivables principally value added taxes	$26,894	$21,943
Prepaid insurance	1,436	4,462
Prepaid inventory and freight	2,138	2,394
Recoverable income taxes	2,205	2,301
Derivatives (foreign currency forward exchange contracts)	2,058	386
Receivable due from information technology provider	898	612
Service contracts	980	304
Deferred financing fees	404	379
Prepaid and other current assets	6,084	7,255
Other Current Assets	$43,097	$40,036

Notes to Financial Statements	Long-Term Assets

Long-Term Assets

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Cash surrender value of life insurance policies	$2,528	$2,481
Deferred financing fees	2,052	409
Deferred income taxes	1,535	1,540
Installment receivables	393	734
Investments	85	86
Other	78	112
Other Long-Term Assets	$6,671	$5,362
Property and Equipment
Property and equipment consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Machinery and equipment	$272,818	$278,347
Capitalized software	30,921	30,448
Land, buildings and improvements	25,873	27,299
Furniture and fixtures	8,191	8,943
Leasehold improvements	4,861	6,782
Property and Equipment, gross	342,664	351,819
Accumulated depreciation	(286,780)	(290,898)
Property and Equipment, net	$55,884	$60,921

Machinery and equipment includes demonstration units placed in provider locations which are depreciated to their estimated recoverable values over their estimated useful lives.

In the fourth quarter of 2019, the company initiated the first stage of an Enterprise Resource Planning ("ERP") software implementation. Related to the ERP project, the company capitalized certain costs in accordance with ASC 350 as shown in capitalized software above. The net book value of capitalized software was $27,680,000 and $28,715,000 at June 30, 2022 and December 31, 2021, respectively. Depreciation expense related to capitalized software started in 2021 and was $833,000 and $1,510,000 for the three and six months ended June 30, 2022, respectively, compared to $413,000 and $665,000 for the three and six months ended June 30, 2021, respectively.

Unpaid purchases of property and equipment at June 30, 2022 and December 31, 2021 were $0 and $1,090,000, respectively and are excluded from purchases of property and equipment on the condensed consolidated statements of cash flows for the periods ending and are included in subsequent periods when paid.

Notes to Financial Statements	Long-Term Assets

Goodwill
The change in goodwill from December 31, 2021 to June 30, 2022 was due to foreign currency translation.
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
Intangibles

The company's intangibles consist of the following (in thousands):

	June 30, 2022		December 31, 2021
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer lists	$50,078	$50,078	$52,447	$52,447
Trademarks	22,961	—	24,137	—
Developed technology	7,342	6,952	7,652	7,149
Patents	5,522	5,522	5,543	5,543
License agreements	4,019	1,300	2,905	1,196
Other	1,149	1,140	1,147	1,140
Intangibles	$91,071	$64,992	$93,831	$67,475

All of the company’s intangible assets have been assigned definite lives and continue to be amortized over their useful lives, except for trademarks shown above, which have indefinite lives.

The changes in intangible balances reflected on the balance sheet from December 31, 2021 to June 30, 2022 were primarily the result of foreign currency translation on historical cost and accumulated amortization as well as new license agreements.
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
Amortization expense related to intangible assets was $207,000 in the first six months of 2022 and is expected to be $604,000 in 2022, $619,000 in 2023, $473,000 in 2024,
$439,000 in 2025, $437,000 in 2026 and $311,000 in 2027. Amortized intangible assets are being amortized on a straight-line basis over remaining lives of 3 to 8 years with a weighted average remaining life of approximately 6.0 years.

Notes to Financial Statements	Current Liabilities

Current Liabilities

Accrued Expenses

Accrued expenses consist of accruals for the following (in thousands):

	June 30, 2022	December 31, 2021
Taxes other than income taxes, primarily value added taxes	$28,628	$23,217
Salaries and wages	20,350	24,012
Warranty	9,511	11,198
Professional	9,475	8,697
Freight	6,830	5,460
Derivative liabilities (foreign currency forward exchange contracts)	5,000	1,938
IT service contracts	4,021	4,013
Interest	3,264	3,297
Severance	2,744	400
Product liability, current portion	2,496	2,362
Deferred revenue	2,404	4,156
Rebates	1,062	6,569
Insurance	622	625
Supplemental executive retirement program liability	391	391
Rent	59	196
Other items, principally trade accruals	8,294	6,440
Accrued Expenses	$105,151	$102,971

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

Accrued rebates relate to several volume incentive programs the company offers its customers. The company accounts for these rebates as a reduction of revenue when the products are sold. Rebates are netted against gross accounts receivables. If rebates are in excess of such receivables, they are then classified as accrued expenses. The reduction in accrued rebates from December 31, 2021 to June 30, 2022 primarily relates to payments principally made in the first quarter each year, earned from the previous year.

Notes to Financial Statements	Current Liabilities

The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

Balance as of January 1, 2022	$11,198
Warranties provided during the period	1,498
Settlements made during the period	(3,293)
Changes in liability for pre-existing warranties during the period, including expirations	108
Balance as of June 30, 2022	$9,511

Warranty reserves are subject to adjustment in future periods as new developments change the company's estimate of the total cost.

Notes to Financial Statements	Long-Term Liabilities

Long-Term Liabilities

Long-Term Debt

Debt consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Convertible senior notes at 4.50%, due in June 2022	—	2,642
Convertible senior notes Series I at 5.00%, due in November 2024	72,274	72,140
Convertible senior notes Series II at 5.00%, due November 2024	80,248	78,251
Convertible senior notes at 4.25%, due in March 2026	119,745	119,036
Other obligations	41,383	36,060
	313,650	308,129
Less current maturities of long-term debt	(2,161)	(3,107)
Long-Term Debt	$311,489	$305,022

On September 30, 2015, the company entered into an Amended and Restated Revolving Credit and Security Agreement, which was subsequently amended and then amended and restated on July 26, 2022 (the “Prior Credit Agreement”) which was to mature on January 16, 2024. The Prior Credit Agreement was entered into by and among the company, certain of the company’s direct and indirect U.S. and Canadian subsidiaries and certain of the company’s European subsidiaries, certain other of the company’s direct and indirect U.S., Canadian and European subsidiaries, and PNC Bank, National Association (“PNC”), JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited, KeyBank National Association, and Citizens Bank, National Association. PNC is the administrative agent (the “Prior Credit Agreement Administrative Agent”) and J.P. Morgan Europe Limited is the European agent (the “European Agent”) under the Prior Credit Agreement. In connection with entering into the company's Prior Credit Agreement, the company incurred fees which were capitalized and are being amortized as interest expense. As of June 30, 2022, debt fees yet to be amortized totaled $625,000.

The company had outstanding letters of credit of $3,392,000 and $3,450,000 as of June 30, 2022 and December 31, 2021, respectively. Outstanding letters of credit and other reserves impacting borrowing capacity were $4,015,000 and $2,585,000 as of June 30, 2022 and December 31, 2021, respectively. The company had outstanding borrowings of $25,950,000 under its North America Credit Facility as of June 30, 2022. The company had outstanding borrowings of $8,803,000 (€8,200,000) under its French Credit Facility and $4,412,000 (£3,500,000) under its UK Credit Facility as of June 30, 2022, together referred to as the European Credit Facility. The company had outstanding borrowings of $22,150,000 under its North America Credit Facility as of December 31, 2021. The company had outstanding borrowings of $7,366,000 (€6,500,000) under its French Credit Facility and $5,986,000 (£4,500,000) under its UK Credit Facility as of December 31, 2021, together referred to as the European Credit Facility. The weighted average interest rate on all borrowings, excluding finance leases, was 4.5% for the six months ended June 30, 2022 and 4.5% for the year ended December 31, 2021.

North America Borrowers Credit Facility

For the company's North America Borrowers, the Prior Credit Agreement provided for an asset-based-lending senior secured revolving credit facility which is secured by substantially all the company’s U.S. and Canadian assets, other than real estate. The Prior Credit Agreement provided the company and the other Borrowers with a credit facility in an aggregate principal amount of $60,000,000, subject to availability based on a borrowing base formula, under a senior secured revolving credit, letter of credit and swing line loan facility (the “North America Credit Facility”). Up to $20,000,000 of the North America Credit Facility was available for issuance of letters of credit. The aggregate principal amount of the North America Credit Facility could have been increased by up to $25,000,000 to the extent requested by the company and agreed to by any lender or new financial institution approved by the Prior Credit Agreement Administrative Agent.

The aggregate borrowing availability under the North America Credit Facility was determined based on a borrowing base formula. The aggregate usage under the North America Credit Facility could not exceed an amount equal to the sum of

Notes to Financial Statements	Long-Term Liabilities

(a) 85% of eligible U.S. accounts receivable plus (b) the lesser of (i) 70% of eligible U.S. inventory and eligible foreign in-transit inventory and (ii) 85% of the net orderly liquidation value of eligible U.S. inventory and eligible foreign in-transit inventory (not to exceed $4,000,000), plus (c) the lesser of (i) 80% of the net orderly liquidation value of U.S. eligible machinery and equipment and (ii) $0 as of June 30, 2022 (subject to reduction as provided in the Prior Credit Agreement), plus (d) 85% of eligible Canadian accounts receivable, plus (e) the lesser of (i) 70% of eligible Canadian inventory and (ii) 85% of the net orderly liquidation value of eligible Canadian inventory, less (f) swing loans outstanding under the North America Credit Facility, less (g) letters of credit issued and undrawn under the North America Credit Facility, less (h) a $3,000,000 minimum availability reserve, less (i) other reserves required by the Prior Credit Agreement Administrative Agent, and in each case subject to the definitions and limitations in the Prior Credit Agreement. As of June 30, 2022, the company was in compliance with all covenant requirements. As of June 30, 2022, the company had gross borrowing base of $41,324,000 and net borrowing availability of $26,809,000 under the North America Credit Facility under the Prior Credit Agreement, considering the minimum availability reserve, then-outstanding letters of credit, other reserves and the $7,500,000 dominion trigger amount described below.

Interest will accrue on outstanding indebtedness under the Prior Credit Agreement at the SOFR rate, plus a margin ranging from 2.25% to 2.75%, or at the alternate base rate, plus a margin ranging from 1.25% to 1.75%, as selected by the company. Borrowings under the North America Credit Facility are subject to commitment fees of 0.25% or 0.375% per year, depending on utilization.

The Prior Credit Agreement contained customary representations, warranties and covenants. Exceptions to the operating covenants in the Prior Credit Agreement provide the company with flexibility to, among other things, enter into or undertake certain sale and leaseback transactions, dispositions of assets, additional credit facilities, sales of receivables, additional indebtedness and intercompany indebtedness, all subject to limitations set forth in the Prior Credit Agreement, as amended. The Prior Credit Agreement also contained a covenant requiring the company to maintain minimum availability under the North America Credit Facility of not less than (i) 12.5% of the maximum amount that may be drawn under the North America Credit Facility for five (5) consecutive business days, or (ii) 11.25% of the maximum amount that may be drawn under the North America Credit Facility on any business day. The company also is subject to dominion triggers under the North America Credit Facility requiring the company to maintain borrowing capacity of not less than $7,500,000 on any business day or any five consecutive days in order to avoid triggering full control by an agent for the lenders of the company's cash receipts for application to the company’s obligations under the agreement.

The Prior Credit Agreement contained customary default provisions, with certain grace periods and exceptions, which provide for events of default that include, among other things, failure to pay amounts due, breach of covenants, representations or warranties, bankruptcy, the occurrence of a material adverse effect, exclusion from any medical reimbursement program, and an interruption of any material manufacturing facilities for more than 10 consecutive days. The proceeds of the North America Credit Facility were used to finance the working capital and other business needs of the company. There was $25,950,000 of outstanding borrowings under the North America Credit Facility on June 30, 2022.

European Credit Facility

The Prior Credit Agreement also provided for a revolving credit, letter of credit and swing line loan facility which gives the company and the European Borrowers the ability to borrow up to an aggregate principal amount of $30,000,000, with a $5,000,000 sublimit for letters of credit and a $2,000,000 sublimit for swing line loans (the “European Credit Facility”). Up to $15,000,000 of the European Credit Facility was available to each of Invacare Limited (the “UK Borrower”) and Invacare Poirier SAS (the “French Borrower” and, together with the UK Borrower, the “European Borrowers”).

The aggregate borrowing availability for each European Borrower under the European Credit Facility is determined based on a borrowing base formula. The aggregate borrowings of each of the European Borrowers under the European Credit Facility may not exceed an amount equal to (a) 85% of the European Borrower’s eligible accounts receivable, less (b) the European Borrower’s borrowings and swing line loans outstanding under the European Credit Facility, less (c) the European Borrower’s letters of credit issued and undrawn under the European Credit Facility, less (d) a $3,000,000 minimum availability reserve, less (e) other reserves required by the European Agent, and in each case subject to the definitions and limitations in the Prior Credit Agreement. As of June 30, 2022, the gross borrowing base to the European Borrowers under the European Credit Facility was $19,955,000 and the net borrowing availability was $13,205,000, considering the $3,000,000 minimum availability reserve and a $3,750,000 dominion trigger amount described below. Borrowing availability is based on a prior month base in USD. Actual borrowings in GBP and EUR fluctuate in USD between date of borrowing and when translated for consolidated reporting.

The aggregate principal amount of the European Credit Facility could have been increased by up to $10,000,000 to the

Notes to Financial Statements	Long-Term Liabilities

extent requested by the company and agreed to by any lender or Lenders that wished to increase their lending participation or, if not agreed to by any lender, a new financial institution that agreed to join the European Credit Facility and that was approved by the Prior Credit Agreement Administrative Agent and the European Agent.

Interest was accrued on outstanding indebtedness under the European Credit Facility at the SOFR rate, plus a margin ranging from 2.50% to 3.00%, or for swing line loans, at the overnight SOFR rate, plus a margin ranging from 2.50% to 3.00%, as selected by the company. The margin was adjusted quarterly based on utilization. Borrowings under the European Credit Facility were subject to commitment fees of 0.25% or 0.375% per year, depending on utilization.

The European Credit Facility was secured by substantially all the personal property assets of the UK Borrower and its in-country subsidiaries, and all the receivables of the French Borrower and its in-country subsidiaries. The UK and French facilities (which comprised the European Credit Facility) were cross collateralized, and the US personal property assets previously pledged under the North America Credit Facility also served as collateral for the European Credit Facility.

The European Credit Facility was subject to customary representations, warranties and covenants generally consistent with those applicable to the North America Credit Facility. Exceptions to the operating covenants in the Prior Credit Agreement provided the company with flexibility to, among other things, enter into or undertake certain sale/leaseback transactions, dispositions of assets, additional credit facilities, sales of receivables, additional indebtedness and intercompany indebtedness, all subject to limitations set forth in the Prior Credit Agreement. The Prior Credit Agreement also contained a covenant requiring the European Borrowers to maintain undrawn availability under the European Credit Facility of not less than (i) 12.5% of the maximum amount that may be drawn under the European Credit Facility for five (5) consecutive business days, or (ii) 11.25% of the maximum amount that may be drawn under the European Credit Facility on any business day. The European Borrowers also were subject to cash dominion triggers under the European Credit Facility requiring the European Borrower to maintain borrowing capacity of not less than $3,750,000 on any business day or $3,750,000 for five consecutive business days in order to avoid triggering full control by an agent for the lenders of the European Borrower’s cash receipts for application to its obligations under the European Credit Facility.

The European Credit Facility was subject to customary default provisions, with certain grace periods and exceptions, consistent with those applicable to the North America Credit
Facility, which provide that events of default include, among other things, failure to pay amounts due, breach of covenants, representations or warranties, cross-default, bankruptcy, the occurrence of a material adverse effect, exclusion from any medical reimbursement program, and an interruption in the operations of any material manufacturing facility for more than 10 consecutive days. The proceeds of the European Credit Facility were used to finance the working capital and other business needs of the company. As of June 30, 2022, the company had borrowings of $8,803,000 (€8,200,000) under its French Credit Facility and $4,412,000 (£3,500,000) under its UK Credit Facility as of June 30, 2022, together referred to as the European Credit Facility. The company had outstanding borrowings of $7,366,000 (€6,500,000) under its French Credit Facility and $5,986,000 (£4,500,000) under its UK Credit Facility as of December 31, 2021.

The company was in compliance with the Prior Credit Agreement covenants at June 30, 2022.

In January 2021, the Prior Credit Agreement was amended to provide for, among other things, the addition of the company's Netherlands subsidiary as a guarantor under the European Credit Facility, amendments to the restrictive covenants in the Prior Credit Agreement to (1) increase the maximum amount of permitted miscellaneous indebtedness to $30,000,000 from $10,000,000 and (2) permit up to $9,000,000 of financing based on certain European public and government receivables, and terms that, upon the occurrence of certain events related to a transition from the use of LIBOR, permit the agent for the lenders to amend the Prior Credit Agreement to replace the LIBOR rate and/or the Euro rate with a benchmark replacement rate.

In March 2021, the Prior Credit Agreement was further amended to permit the issuance of the 2026 Notes and the capped call transactions entered into by the company in connection with the issuance of the 2026 Notes, as further discussed in the sections below.

On December 29, 2021, the Prior Credit Agreement was further amended with the primary provisions to replace the references to the LIBOR rate or Euro rate to a term secured overnight finance rate ("SOFR").

On July 26, 2022, the Prior Credit Agreement was amended and restated. Refer to the July 2022 Financings section at the end of this footnote.

Convertible senior notes due 2022

In the second quarter of 2017, the company issued $120,000,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2022 (the “2022 Notes”) in a private offering to qualified institutional buyers pursuant to

Notes to Financial Statements	Long-Term Liabilities

Rule 144A under the Securities Act. The 2022 Notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on June 1 and December 1 of each year, beginning December 1, 2017. Prior to December 1, 2021, the 2022 Notes were convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Prior to May 16, 2019, the 2022 Notes were convertible, subject to certain conditions, into cash only. On May 16, 2019, the company obtained shareholder approval under applicable New York Stock Exchange rules such that conversion of the 2022 Notes may be settled in cash, the company’s Common Shares or a combination of cash and the company’s Common Shares, at the company’s election. Exchange transactions were completed in the second quarter of 2020 and the repurchase of debt was completed in the first quarter of 2021, as further discussed below. The 2022 Notes matured on June 1, 2022. At maturity, $2,650,000 principal amount of the 2022 Notes were outstanding, which the company repaid in cash.

Holders of the 2022 Notes could convert their 2022 Notes at their option at any time prior to the close of business on the business day immediately preceding December 1, 2021 only under the following circumstances: (1) during any fiscal quarter commencing after September 30, 2017 (and only during such fiscal quarter), if the last reported sale price of the company’s Common Shares for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter was greater than or equal to 130% of the applicable conversion price for the 2022 Notes on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the Indenture) per one thousand U.S. dollar principal amount of 2022 Notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of the company’s Common Shares and the applicable conversion rate for the 2022 Notes on each such trading day; or (3) upon the occurrence of specified corporate events described in the Indenture. On or after December 1, 2021 until the close of business on the second scheduled trading day immediately preceding the maturity of the 2022 Notes, holders could convert their 2022 Notes, at the option of the holder, regardless of the foregoing circumstances.

Holders of the 2022 Notes had the right to require the company to repurchase all or some of their 2022 Notes at 100% of their principal, plus any accrued and unpaid interest, upon the occurrence of certain fundamental changes. The initial conversion rate is 61.6095 Common Shares per $1,000 principal amount of 2022 Notes (equivalent to an initial conversion price of approximately $16.23 per common share).
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

The company entered into separate, privately negotiated warrant transactions with the option counterparty at a higher strike price relating to the same number of the company’s Common Shares, subject to customary anti-dilution adjustments, pursuant to which the company sold warrants to the option counterparties. The warrants could have a dilutive effect on the company’s outstanding Common Shares and the company’s earnings per share to the extent that the price of the company’s Common Shares exceeds the strike price of those warrants. The initial strike price of the warrants is $21.4375 per share and is subject to certain adjustments under the terms of the warrant transactions. The company evaluated the warrants under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the warrants meet the definition of a derivative, are indexed to the company's own shares and should be classified in shareholders' equity. The amount paid for the warrants and capitalized in shareholders' equity was $14,100,000.

All note hedge options relating to the 2022 Notes expired on June 1, 2022.

Warrants relating to the 2022 Notes outstanding on June 30, 2022 were 7,393,141. If exercised, one common share is issued upon exercise of each warrant, but may be

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

The net proceeds from the offering of the 2022 Notes were approximately $115,289,000, after deducting fees and offering expenses of $4,711,000, which were paid in 2017. These debt issuance costs were capitalized and were amortized as interest expense through June 2022. Debt issuance costs are presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability. A portion of the net proceeds from the offering were used to pay the cost of the convertible note hedge transactions (after such cost is partially offset by the proceeds to the company from the warrant transactions), which net cost was $10,680,000.

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

The liability components of the 2022 Notes consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Principal amount of liability component	$—	$2,650
Debt fees	—	(8)
Net carrying amount of liability component	$—	$2,642

The effective interest rate on the liability component was 10.9% upon original issuance including consideration of the discount. Total interest expense subsequent to adoption of ASU 2020-06 includes coupon interest and amortization of debt fees. Interest expense of $20,000 and $50,000 was accrued for the three and six months ended June 30, 2022 compared to $30,000 and $799,000 for the three and six months ended June 30, 2021, based on the stated coupon rate of 4.5%. The effective interest rate of the 2022 Notes as of
June 30, 2022 was 5.4%. The 2022 Notes were not convertible as of June 30, 2022, nor was the applicable conversion threshold met.

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

The liability components of the Series I 2024 Notes consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Principal amount of liability component	$72,909	$72,909
Debt fees	(635)	(769)
Net carrying amount of liability component	$72,274	$72,140

The effective interest rate on the liability component was 8.8% upon original issuance including consideration of the discount. Total interest expense subsequent to adoption of ASU 2020-06 includes coupon interest and amortization of debt fees. Interest expense of $912,000 and $1,823,000 was accrued for the three and six months ended June 30, 2022 compared to $911,000 and $1,822,000 for the three and six months ended June 30, 2021 based on the stated coupon rate of 5.0%. The effective interest rate of the Series I 2024 Notes as of June 30, 2022 was 5.4%. The Series I 2024 Notes were not convertible as of June 30, 2022 nor was the applicable conversion threshold met.

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

Notes to Financial Statements	Long-Term Liabilities

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

The principal amount of the Series II 2024 Notes also will accrete at a rate of approximately 4.7% per year commencing June 4, 2020, compounding on a semi-annual basis. The accreted portion of the principal is payable in cash upon maturity but does not bear interest and is not convertible into the company’s Common Shares. The total amount accreted as of June 30, 2022 was $7,175,000, of which $917,000 and $1,828,000 was for the three and six months ended June 30, 2022, respectively, compared to $877,000 and $1,747,000 for the three and six months ended June 30, 2021, respectively. Remaining accretion until maturity (at current principal) was $9,447,000 at June 30, 2022.

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

The liability components of the Series II 2024 Notes consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Principal amount of liability component - including accretion	$81,051	$79,222
Debt fees	(803)	(971)
Net carrying amount of liability component	$80,248	$78,251

The effective interest rate on the liability component was 9.0% upon original issuance including consideration of the discount. Total interest expense subsequent to adoption of ASU 2020-06 includes coupon interest, accretion and amortization of debt fees. Interest expense for accretion of $917,000 and $1,828,000 was recognized for the three and six months ended June 30, 2022 compared to $877,000 and $1,747,000 for the three and six months ended June 30, 2021. Interest expense of $924,000 and $1,847,000 were recognized for the three and six months ended June 30, 2022 compared to $924,000 and $1,847,000 for the three and six months ended June 30, 2021, based on the stated coupon rate of 5.0%. The effective interest rate of the Series II 2024 Notes as of June 30, 2022 including coupon interest, amortization of debt fees and accretion to maturity was 10.4%. The Series II 2024 Notes were not convertible as of June 30, 2022 nor was the applicable conversion threshold met.

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

Notes to Financial Statements	Long-Term Liabilities

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

The liability components of the 2026 Notes consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Principal amount of liability component	$125,000	$125,000
Debt fees	(5,255)	(5,964)
Net carrying amount of liability component	$119,745	$119,036

Interest expense of $1,328,000 and $2,656,000 was accrued for the three and six months ended June 30, 2022 compared to $1,328,000 and $1,564,000 for the three and six months ended June 30, 2021 based on the stated coupon rate of 4.25%. The effective interest rate of the 2026 Notes as of June 30, 2022 was 5.4%. The 2026 Notes were not convertible as of June 30, 2022 nor was the applicable conversion threshold met.

In March 2021, in connection with the pricing of the 2026 Notes, the company entered into capped call transactions (the “Capped Call Transactions”) with certain option counterparties. The company used $18,787,000 of the net proceeds of the private offering of the 2026 Notes to pay the cost of the Capped Call Transactions with the offset recorded to additional paid-in-capital.

The Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the 2026 Notes and/or offset any cash payments the company is required to make in excess of the principal amount of converted notes, as the case may be, in the event that the market price per share of the company’s Common Shares, as measured under the terms of the Capped Call Transactions, is greater than the strike price of the Capped Call Transactions, which is initially $10.57, corresponding to the initial conversion price of the 2026 Notes, subject to anti-dilution adjustments. If, however, the market price per company common share, as measured under the terms of the Capped Call Transactions, exceeds the cap price of the Capped Call Transactions, which is initially $16.58 (subject to adjustments), there would nevertheless be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that such market price exceeds the cap price of the Capped Call Transactions. The Capped Call Transactions expire March 15, 2026, subject to earlier exercise. There were 125,000 capped call options related to the 2026 Notes outstanding on June 30, 2022.

The company will not be required to make any cash payments to the option counterparties upon the exercise of the options that are a part of the Capped Call Transactions, but the company will be entitled to receive from the option

Notes to Financial Statements	Long-Term Liabilities

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

In the second quarter of 2022, the company borrowed $2,000,000 against the cash surrender value of its life insurance policies which the company intends to repay in the next twelve months.
July 2022 Financings
Highbridge Loan Agreement
On July 26, 2022, the company entered into a Credit Agreement (the “Highbridge Loan Agreement”) with a certain fund managed by Highbridge Capital Management, LLC (“Highbridge”), as the lender (together with the other lenders from time to time party thereto, the “Lenders”), Cantor Fitzgerald Securities as administrative agent and GLAS Trust Corporation Limited, as collateral agent.
Pursuant to the Highbridge Loan Agreement, the company may borrow up to an aggregate of $104,500,000 principal amount of secured term loans, including $66,500,000 in initial secured term loans drawn at closing, $8,500,000 in additional secured term loans to be made in a single draw subject to satisfaction of certain conditions, another
$10,000,000 in additional secured term loans to be made in a single draw subject to satisfaction of certain further conditions and $19,500,000 in additional secured term loans to be made in a single draw subject to satisfaction of certain further conditions. The company expects to use the proceeds of the secured term loans for working capital and general corporate purposes and to pay fees and expenses in connection with the transactions described herein.
The secured term loan is scheduled to mature on July 26, 2026 and accrues interest at an initial annual rate of SOFR + 7.00% or a base rate plus 6.00% and after the second anniversary of closing at an annual rate of SOFR + 8.75% or a base rate plus 7.75%. The secured term loan is also subject to a springing maturity date of 91 days prior to the maturity date of certain convertible notes due November 2024 if more than $20,000,000 of such notes remain outstanding as of such date. The obligations under the Highbridge Loan Agreement are secured, initially, by substantially all assets of the company and certain subsidiaries of the company (subject to certain exceptions), subject to intercreditor agreements in connection with the ABL Credit Agreement and the 5.68% Notes Indentures, and are guaranteed by certain subsidiaries of the company in the United States, United Kingdom, Canada, France, the Netherlands and Luxembourg at the closing. Additional collateral owned by subsidiaries of the company in various jurisdictions will be added to the security for the secured term loan and additional subsidiaries of the company in various jurisdictions will guarantee the obligations in connection with the post-closing draws.
The company will have the right to prepay the secured term loan at any time, subject to a prepayment premium, which in case of a prepayment before the second anniversary of the closing date is equal to the greater of (i) 1.00% of the aggregate principal amount of the secured term loan so prepaid and (ii) the excess, if any of (A) the present value as of the date of repayment of all interest that would have accrued on the secured term loan being prepaid from such date through the second anniversary of the closing plus the present value as of such date of the principal amount of the secured term loan being prepaid assuming a prepayment date of the second anniversary of the closing over (B) the principal amount of such secured term loan being prepaid and, after the second anniversary of the closing is equal to 1.00% of the aggregate principal amount of the secured term loan so prepaid, as well as, in each case, an additional redemption fee equal to 3.00% of the aggregate principal amount of the secured term loan so prepaid.
The Highbridge Loan Agreement contains customary terms and covenants, including without limitation a financial covenant to maintain a minimum liquidity of $20,000,000 and negative covenants, such as limitations on indebtedness, liens, fundamental changes, asset sales, investments and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. The Highbridge Loan Agreement also

Notes to Financial Statements	Long-Term Liabilities

contains customary events of default, after which the secured term loan may be due and payable immediately, including, without limitation, payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, judgments against the company and its subsidiaries, change in control and lien priority.
ABL Credit Agreement
On July 26, 2022, the company entered into a Second Amended and Restated Revolving Credit and Security Agreement (the “ABL Credit Agreement”), amending and restating the company’s existing Revolving Credit and Security Agreement, as amended (the “Prior Credit Agreement”). The ABL Credit Agreement was entered into by and among the company, certain of the company’s direct and indirect domestic and Canadian subsidiaries (together with the company, the “Borrowers”), certain other of the company’s direct and indirect domestic and Canadian subsidiaries (the “Guarantors”), and PNC Bank, National Association (“PNC”) and JPMorgan Chase Bank, N.A. (the “ABL Lenders”). PNC is the administrative agent (the “Administrative Agent”) under the ABL Credit Agreement.
The ABL Credit Agreement retains the existing asset-based lending senior secured revolving credit facility provided for the company and the domestic and Canadian Borrowers under the Prior Credit Agreement but extends the maturity date to January 16, 2026, reduces the maximum aggregate principal amount the company and the domestic and Canadian Borrowers may borrow to $35,000,000, limits the borrowing base thereunder to eligible domestic and Canadian accounts receivable and includes a minimum availability reserve of $3,000,000. Borrowings under the ABL Credit Agreement also are subject to a springing maturity date of 191 days prior to the maturity dates of certain convertible notes due 2024 and 2026, and 100 days prior to the maturity date of the secured term loan under the Highbridge Loan Agreement, if such notes or such term loan remain outstanding as of such respective dates. The ABL Credit Agreement also permits the loans made under the Highbridge Loan Agreement and terminates the European Credit Facility under the Prior Credit Agreement. In connection with the ABL Credit Agreement and the Highbridge Loan Agreement, the European Credit Facility under the Prior Credit Agreement was repaid in full and the liens securing the European Credit Facility under the Prior Credit Agreement were terminated and released.
Interest will accrue on outstanding indebtedness under the ABL Credit Agreement at an adjusted Term SOFR rate, plus a margin of 3.25%, or for swing line loans and prime rate revolving loans, at the overnight Prime rate, plus a margin of 2.25%.
The ABL Credit Agreement contains customary terms and covenants and negative covenants, such as limitations on indebtedness, liens, fundamental changes, asset sales, investments and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. The ABL Credit Agreement also contains customary events of default, after which the revolving loan may be due and payable immediately, including, without limitation, payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, judgments against the company and its subsidiaries, change in control and lien priority.
Proceeds from the secured term loan under the Highbridge Loan Agreement were used to repay in full outstanding borrowings under the Prior Credit Agreement.
Indentures and New Notes
On July 26, 2022, the company entered into exchange agreements with funds managed by Highbridge Capital Management LLC (such funds, collectively, the “Investors”) pursuant to which the Investors agreed to exchange, in a series of transactions, $5,000,000 in aggregate principal amount of the company’s existing 5.00% Series II 2024 Notes) and $55,300,000 in aggregate principal amount of the company’s existing 4.25% 2026 Notes for an aggregate combination of (i) 2,700,000 (the “Exchange Shares”) of the company’s common shares, without par value (the “Common Shares”), (ii) $20,739,000 in aggregate principal amount of the company’s new 5.68% Convertible Senior Secured Notes due 2026, Tranche I (the “Tranche I Notes”) issued pursuant to that certain indenture, dated as of July 26, 2022 (the “Tranche I Indenture”), by and among the company, the guarantors party thereto, Computershare Trust Company, N.A., as trustee (the “Trustee”), and GLAS Corporation Limited, as notes collateral agent (the “Collateral Agent”), (iii) $20,736,000 in aggregate principal amount of the company’s new 5.68% Convertible Senior Secured Notes due 2026, Tranche II (the “Tranche II Notes” and, together with the Tranche I Notes, the “New Notes”) issued pursuant to that certain indenture, dated as of July 26, 2022 (the “Tranche II Indenture” and, together with the Tranche I Indenture, the “Indentures”), by and among the company, the guarantors party thereto, the Trustee and the Collateral Agent, (iv) a cash payment equal to $4,500,000 and (v) accrued and unpaid interest on the Series II 2024 Notes and the 2026 Notes to, but excluding, the applicable Closing Date (as defined below) (the foregoing transactions, the “Exchange”). The Exchange will be consummated in multiple closings on multiple dates.
On July 26, 2022, $5,000,000 aggregate principal amount of Series II 2024 Notes and $41,475,000 aggregate principal amount of 2026 Notes were exchanged and retired and $15,553,000 aggregate principal amount of Tranche I Notes, $15,553,000 aggregate principal amount of Tranche II Notes and 2,700,000 Common Shares were issued to the Investors. Following the initial closing of the Exchange, $68,875,000 aggregate principal amount of 5.00% Series II 2024 Notes and

Notes to Financial Statements	Long-Term Liabilities

$83,525,000 aggregate principal amount of 4.25% 2026 Notes remain outstanding.
The New Notes are initially guaranteed by certain subsidiaries of the company in the United States, United Kingdom, Canada, France, the Netherlands and Luxembourg pursuant to separate guarantees (each, a “Guarantee”), and are secured on a pari passu basis by the same collateral that secures the Highbridge Loan Agreement. In addition, the company's subsidiaries that provide guarantees of the Highbridge Loan Agreement in connection with the post-closing draws will provide Guarantees of the New Notes.
Interest on the New Notes will be payable semi-annually in cash in arrears on January 1 and July 1 of each year, beginning on January 1, 2023, at a rate of 5.68% per year. The New Notes will mature on July 1, 2026, unless earlier converted, redeemed or repurchased in accordance with their terms. Holders of the New Notes have the right, at their option, at any time prior to the close of business on the second scheduled trading day immediately preceding July 1, 2026 (the maturity date), to convert any New Notes or portion thereof that is $1,000 or an integral multiple thereof, subject to certain conditions, into cash, Common Shares or a combination of cash and Common Shares at the company’s election (subject to, and in accordance with, the settlement provisions set forth the Indentures). The initial conversion rate for the (i) Tranche I Notes is 333.3333 Common Shares (subject to adjustment as provided for in the Tranche I Indenture) per $1,000 principal amount of the Tranche I Notes, which is equal to an initial conversion price of $3.00 per share, and (ii) Tranche II Notes is 222.222 Common Shares (subject to adjustment as provided for in the Tranche II Indenture) per $1,000 principal amount of the Tranche II Notes, which is equal to an initial conversion price of $4.50 per share. In addition, following certain corporate events as described in the Indentures that occur prior to the maturity date of the New Notes or if the company delivers a notice of redemption, the company will pay a make-whole premium by increasing the conversion rate for a holder who elects to convert its New Notes in connection with such a corporate event or notice of redemption, as the case may be, in certain circumstances, subject to adjustment as provided for and in accordance with the Indentures.
The company may not elect to redeem the New Notes prior to January 26, 2023. The company may redeem for cash all or any portion of the New Notes, at its option, on or after January 26, 2023 if the last reported sale price of the Common Shares exceeds 150% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the company provides notice of redemption, at a redemption price equal to 100% of the principal amount of the New Notes to be redeemed, plus any accrued and unpaid interest on such New Notes to, but excluding, the redemption date (subject to certain conditions set forth the Indentures). No sinking fund is provided for the New Notes.
If the company undergoes a Fundamental Change (as defined in the Indenture), prior to the maturity date of the New Notes, holders of the New Notes will, subject to specified conditions, have the right, at their option, to require the company to repurchase for cash all or a portion of their New Notes at a repurchase price equal to 100% of the principal amount of the New Notes to be repurchased, plus any accrued and unpaid interest to, but not including, the Fundamental Change repurchase date.
The Indentures provide for customary events of default. In the case of an event of default with respect to the New Notes arising from specified events of bankruptcy or insolvency, all outstanding New Notes will become due and payable immediately without further action or notice. If any other event of default with respect to the New Notes under the Indentures occur or is continuing, the Trustee or holders of at least 25% in aggregate principal amount of the then outstanding New Notes may declare the principal amount of the New Notes to be immediately due and payable.
In certain circumstances if, at any time during the six-month period beginning on, and including, the date that is six months after the date of original issuance for any sub-tranche of the New Notes, the company fails to timely file certain documents or reports required under the Securities Exchange Act of 1934, as amended, or the New Notes are not otherwise freely tradable under Rule 144 by holders of the New Notes other than the company’s affiliates or holders that were affiliates at any time during the three months preceding, additional interest will accrue at a rate of up to 0.50% on the New Notes during the period in which its failure to file has occurred and is continuing or such New Notes are not otherwise freely tradable under Rule 144 by holders other than the company’s affiliates or holders that were affiliates at any time during the three months preceding until such failure is cured.
In addition, if, and for so long as, the restrictive legend on any sub-tranche of the New Notes has not been removed, any sub-tranche of the New Notes are assigned a restricted CUSIP number or any sub-tranche of the New Notes are not otherwise freely tradable under Rule 144 by holders other than the company’s affiliates or holders that were affiliates at any time during the three months preceding (without restrictions pursuant to U.S. securities laws or the terms of the Indentures or the New Notes) as of the 380th day after the date of original issuance of such sub-tranche of the New Notes, the company will pay additional interest at a rate of 0.50% on the New Notes during the period in which the New Notes remain so restricted.
The company may not issue Common Shares upon conversions of the New Notes, net of the 2,700,000 Common Shares issued in the Exchange, in excess of 19.99% of the company’s Common Shares outstanding on July 25, 2022;

Notes to Financial Statements	Long-Term Liabilities

until the requisite approval under the applicable New York Stock Exchange rules by the company’s shareholders is obtained. The company intends to seek this approval at its 2023 Annual Meeting of Shareholders.

Notes to Financial Statements	Long-Term Liabilities

Other Long-Term Obligations

Other long-term obligations consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Deferred income taxes	$20,961	$21,664
Product liability	11,644	11,342
Deferred compensation	5,384	6,174
Deferred gain on sale leaseback	5,005	5,174
Supplemental executive retirement plan liability	4,833	5,106
Death benefit obligation plan	3,654	4,568
Pension	3,109	7,814
Uncertain tax obligation including interest	3,093	3,171
Other	466	1,783
Other Long-Term Obligations	$58,149	$66,796

On April 23, 2015, the company entered into a real estate sale leaseback transaction which resulted in the company recording an initial deferred gain of $7,414,000, the majority of which is included in Other Long-Term Obligations and will be recognized over the 20-year life of the leases. The gains realized were $82,000 and $163,000 for the three and six months ended June 30, 2022 respectively, compared to $79,000 and $157,000 for the three and six months ended June 30, 2021 respectively.

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

The company leases a portion of its facilities, transportation equipment, data processing equipment and certain other equipment. These leases have terms from 1 to 20 years and provide for renewal options. Generally, the company is required to pay taxes and normal expenses associated with operating the facilities and equipment. As of June 30, 2022, the company is committed under non-cancelable leases, which have initial or remaining terms in excess of one year and expire on various dates through 2040.

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

In connection with the transaction, the requirements for sale lease-back accounting were met. Accordingly, the company recorded the sale of the properties, removed the related property and equipment from the company's balance sheet, recognized an initial deferred gain of $7,414,000 and an immediate loss of $257,000 related to one property and recorded new lease liabilities. Specifically, the company recorded four finance leases totaling $32,339,000 and one operating lease related to leased land, which was not a material component of the transaction. The gains on the sales of the properties were required to be deferred and recognized over the life of the leases as the property sold is being leased back. The deferred gain is classified under Other Long-Term Obligations on the condensed consolidated balance sheets.
Lease expenses for the three and six months ended June 30, 2022 and June 30, 2021, respectively, were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Operating leases	$1,420	$1,819	$3,030	$3,781
Variable and short-term leases	631	1,010	1,345	2,061
Total operating leases	$2,051	$2,829	$4,375	$5,842

Finance lease interest cost	$1,079	$1,163	$2,162	$2,341
Finance lease depreciation	1,063	1,266	2,155	2,542
Total finance leases	$2,142	$2,429	$4,317	$4,883

Notes to Financial Statements	Long-Term Liabilities

Future minimum operating and finance lease commitments, as of June 30, 2022, are as follows (in thousands):

	Finance Leases	Operating Leases
2022	$3,416	$2,325
2023	6,772	2,990
2024	6,716	2,254
2025	6,620	1,798
2026	6,508	1,104
Thereafter	68,436	1,634
Total future minimum lease payments	98,468	12,105
Amounts representing interest	(34,673)	(1,497)
Present value of minimum lease payments	63,795	10,608
Less: current maturities of lease obligations	(3,085)	(3,551)
Long-term lease obligations	$60,710	$7,057
Supplemental cash flow amounts for the three and six months ended June 30, 2022 and June 30, 2021 were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Cash Activity: Cash paid in measurement of amounts for lease liabilities	2022	2021	2022	2021
Operating leases	$2,060	$2,897	$4,299	$5,917
Finance leases	1,839	2,102	3,668	4,211
Total	$3,899	$4,999	$7,967	$10,128

Non-Cash Activity: Right-of-use assets obtained in exchange for lease obligations	2022	2021	2022	2021
Operating leases	$449	$590	$1,165	$4,429
Finance leases	740	181	915	6,156
Total	$1,189	$771	$2,080	$10,585

Weighted-average remaining lease terms and discount rates for finance and operating leases are as follows as of June 30, 2022 and December 31, 2021, respectively:

	June 30, 2022	December 31, 2021
Weighted-average remaining lease term - finance leases	15.2 years	15.8 years
Weighted-average remaining lease term - operating leases	4.9 years	5.0 years
Weighted-average discount rate - finance leases	6.42%	6.43%
Weighted-average discount rate - operating leases	7.08%	7.10%

Notes to Financial Statements	Revenue

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

The following tables disaggregate the company’s revenues by major source and by reportable segment for the three and six months ended June 30, 2022 and June 30, 2021 (in thousands):

	Three Months Ended June 30, 2022
	Product	Service	Total
Europe	$109,479	$3,289	$112,768
North America	68,525	193	68,718
All Other	6,305	1,226	7,531
Total	$184,309	$4,708	$189,017
% Split	98%	2%	100%

	Six Months Ended June 30, 2022
	Product	Service	Total
Europe	$224,744	$6,103	$230,847
North America	143,708	329	144,037
All Other	12,687	2,434	15,121
Total	$381,139	$8,866	$390,005
% Split	98%	2%	100%

	Three Months Ended June 30, 2021
	Product	Service	Total
Europe	$118,165	$3,131	$121,296
North America	95,985	262	96,247
All Other	7,044	1,277	8,321
Total	$221,194	$4,670	$225,864
% Split	98%	2%	100%

	Six Months Ended June 30, 2021
	Product	Service	Total
Europe	$228,009	$6,062	$234,071
North America	171,687	534	172,221
All Other	13,222	2,552	15,774
Total	$412,918	$9,148	$422,066
% Split	98%	2%	100%

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

Notes to Financial Statements	Revenue

Expenses" in the notes to the condensed consolidated financial statements include elsewhere in this report for more detail).

Depending on the terms of the contract, the company may defer the recognition of a portion of the revenue at the end of a reporting period to align with transfer of control of the company’s products to the customer. In addition, to the extent performance obligations are satisfied over time, the company defers revenue recognition until the performance obligations are satisfied. As of June 30, 2022 and December 31, 2021, the company had deferred revenue of $2,404,000 and $4,156,000, respectively, related to outstanding performance obligations with substantially all expected to be recognized as revenue within a year.

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

As of June 30, 2022, 3,667 Class B Common Shares remained outstanding. Prior conversions of Class B Common Shares have virtually eliminated the company’s dual class voting structure. As of June 30, 2022, the holders of the Common Shares represented approximately 99.9% of the company’s total outstanding voting power.

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
The Compensation and Management Development Committee of the Board (the “Compensation Committee”), in its discretion, may grant an award under the 2018 Plan to any director or employee of the company or an affiliate. As of June 30, 2022, 2,362,474 Common Shares were available for future issuance under the 2018 Plan in connection with the following types of awards with respect to the company's Common Shares: incentive stock options, nonqualified stock options, SARs, restricted stock, restricted stock units, unrestricted stock and performance shares. The Compensation Committee also may grant performance units that are payable in cash. The Compensation Committee has the authority to determine which participants will receive awards, the amount of the awards and the other terms and conditions of the awards.
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

The amounts of equity-based compensation expense recognized as part of SG&A expenses in All Other in business segment reporting were as follows (in thousands):

	For the Six Months Ended June 30,
	2022	2021
Restricted stock and restricted stock units	$2,597	$3,761
Performance shares and performance share units	(319)	2,049
Total stock-based compensation expense	$2,278	$5,810

As of June 30, 2022, unrecognized compensation expense related to equity-based compensation arrangements granted under the company's 2018 Plan and previous plans, which is related to non-vested awards, was as follows (in thousands):

June 30, 2022
Restricted stock and restricted stock units	$4,864
Performance shares and performance share units	1,354
Total unrecognized stock-based compensation expense	$6,218
Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures and for updated vesting assumptions for the performance share awards (refer to "Performance Shares and Performance Share Units" below). No tax benefits for stock compensation were realized during the three and six months ended June 30, 2022 and 2021, respectively, due to a valuation allowance against deferred tax assets. In accordance with ASC 718, any tax benefits resulting from tax deductions in excess of the compensation expense recognized is classified as a component of financing cash flows.

Stock Options

Generally, non-qualified stock option awards have a term of ten years and were granted with an exercise price per share equal to the fair market value of the company’s Common Shares on the date of grant.

The following table summarizes information about stock option activity for the six months ended June 30, 2022:

			Weighted Average Exercise Price
Options outstanding at January 1, 2022	750,159		$12.69
Expired	(3,000)		17.47
Options outstanding at June 30, 2022	747,159		$12.67
Options exercise price range at June 30, 2022	$12.15	to	$14.49
Options exercisable at June 30, 2022	747,159
Shares available for grant under the 2018 Plan at June 30, 2022*	2,362,474
________
 *    Shares available for grant under the 2018 Plan as of June 30, 2022 are reduced by awards and increased by forfeitures or expirations. At June 30, 2022, an aggregate of 805,637 Common Shares underlie awards which were forfeited or expired unexercised under the 2003 and 2013 Plans and thus are available for future issuance under the 2018 Plan upon transfer.

The following table summarizes information about stock options outstanding at June 30, 2022:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at June 30, 2022	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2022	Weighted Average Exercise Price
$12.15 – $20.00	747,159	3.5	$12.67	747,159	$12.67

Notes to Financial Statements	Equity Compensation

The 2018 Plan provides for a one-year minimum vesting period for stock options and, generally, options must be exercised within ten years from the date granted. No stock options were issued in 2022 or 2021.

Restricted Stock and Restricted Stock Units

The following table summarizes information about restricted stock and restricted stock units (primarily for non-U.S. recipients):

		Weighted Average Fair Value
Stock / Units unvested at January 1, 2022	1,160,847	$8.17
Granted	1,017,055	1.48
Vested	(549,774)	8.43
Forfeited	(131,256)	6.94
Stock / Units unvested at June 30, 2022	1,496,872	$3.64

The restricted awards generally vest ratably over the three years after the award date. Unearned restricted awards compensation, determined as the market value of the shares at the date of grant, is being amortized on a straight-line basis over the vesting period as adjusted for forfeiture estimates.

Performance Shares and Performance Share Units

The following table summarizes information about performance shares and performance share units (primarily for non-U.S. recipients):

		Weighted Average Fair Value
Shares / Units unvested at January 1, 2022	972,288	$7.76
Granted	460,187	1.48
Shares / Units unvested at June 30, 2022	1,432,475	$5.75

During the six months ended June 30, 2022, performance shares and performance share units (for non-U.S. recipients) were granted. Performance awards have a three year performance period with payouts based on achievement of certain performance goals. The awards are classified as equity awards as they will be settled in Common Shares upon vesting. The number of shares earned will be determined at the end of the three-year performance period based on achievement of performance criteria for January 1, 2020 through December 31, 2022, January 1, 2021 through December 31, 2023 and January 1, 2022 through December
31, 2024, respectively established by the Compensation Committee at the time of grant. Recipients will be entitled to receive a number of Common Shares equal to the number of performance shares that vest based upon the levels of achievement which may range between 0% and 150% of the target number of shares with the target being 100% of the initial grant.

The fair value of the performance awards is based on the stock price on the date of grant discounted for the estimated value of dividends foregone as the awards are not eligible for dividends except to the extent vested. The grant fair value is further updated each reporting period while variable accounting applies. The company assesses the probability that the performance targets will be met with expense recognized whenever it is probable that at least the minimum performance criteria will be achieved. Depending upon the company's assessment of the probability of achievement of the goals, the company may not recognize any expense associated with performance awards in a given period, may reverse prior expense recorded or record additional expense to recognize the cumulative estimated achievement level of proportionate term of the award. Performance award compensation expense is generally expected to be recognized over three years. The company continues to recognize expense (benefit) related to the awards granted in 2020, 2021 and 2022 as it is considered probable that the performance goals for those awards will be met.

Notes to Financial Statements	Accumulated Other Comprehensive Income

Accumulated Other Comprehensive Income (Loss) by Component

Changes in accumulated other comprehensive income (loss) ("OCI") (in thousands):

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
March 31, 2022	$12,193	$2,553	$(3,877)	$825	$11,694
OCI before reclassifications	(25,540)	(1,005)	4,299	1,263	(20,983)
Amount reclassified from accumulated OCI	—	—	40	(635)	(595)
Net current-period OCI	(25,540)	(1,005)	4,339	628	(21,578)
June 30, 2022	$(13,347)	$1,548	$462	$1,453	$(9,884)

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
December 31, 2021	$18,961	$2,127	$(4,101)	$1	$16,988
OCI before reclassifications	(32,308)	(579)	4,617	2,138	(26,132)
Amount reclassified from accumulated OCI	—	—	(54)	(686)	(740)
Net current-period OCI	(32,308)	(579)	4,563	1,452	(26,872)
June 30, 2022	$(13,347)	$1,548	$462	$1,453	$(9,884)

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
March 31, 2021	$53,131	$2,358	$(3,325)	$(1,494)	$50,670
OCI before reclassifications	7,250	(212)	(701)	(369)	5,968
Amount reclassified from accumulated OCI	—	—	(43)	484	441
Net current-period OCI	7,250	(212)	(744)	115	6,409
June 30, 2021	$60,381	$2,146	$(4,069)	$(1,379)	$57,079

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
December 31, 2020	$50,329	$(517)	$(3,674)	$(702)	$45,436
OCI before reclassifications	10,052	2,663	(231)	(1,587)	10,897
Amount reclassified from accumulated OCI	—	—	(164)	910	746
Net current-period OCI	10,052	2,663	(395)	(677)	11,643
June 30, 2021	$60,381	$2,146	$(4,069)	$(1,379)	$57,079

Notes to Financial Statements	Accumulated Other Comprehensive Income

Reclassifications out of accumulated OCI were as follows (in thousands):

	Amount reclassified from OCI		Amount reclassified from OCI		Affected line item in the Statement of Comprehensive (Income) Loss
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Defined Benefit Plans
Service and interest costs	$40	$(43)	$(54)	$(164)	Selling, general and administrative expenses
Tax	—	—	—	—	Income taxes
Total after tax	$40	$(43)	$(54)	$(164)

Derivatives
Foreign currency forward contracts hedging sales	$(30)	$159	$(57)	$181	Net sales
Foreign currency forward contracts hedging purchases	(703)	386	(734)	838	Cost of products sold
Total loss (income) before tax	(733)	545	(791)	1,019
Tax	98	(61)	105	(109)	Income taxes
Total after tax	$(635)	$484	$(686)	$910

Notes to Financial Statements	Charges Related to Restructuring Activities

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

For the six months ended June 30, 2022, severance and other charges totaled $7,943,000 which were related to North America of $3,202,000, Europe of $4,732,000 and All Other of $9,000. Payments for the six months ended June 30, 2022 were $4,424,000 and the cash payments were funded with the company's cash on hand. The 2022 charges are expected to be paid out within 12 months.

For the six months ended June 30, 2021, charges totaled $2,099,000 which were related to North America of $853,000 and Europe of $1,246,000. In North America costs were incurred related to severance. The European charges were for severance costs $862,000 and contract terminations $384,000, primarily related to the closure of a German manufacturing facility. Payments for the six months ended June 30, 2021 were $6,824,000 and the cash payments were funded with company's cash on hand.
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

A progression by reporting segment of the accruals recorded as a result of the restructuring for the six months ended June 30, 2022 is as follows (in thousands):

	Severance	Other	Total
December 31, 2021 Balances
North America	$482	$—	$482
Total	482	—	482
Charges
North America	1,124	538	1,662
Europe	2,119	—	2,119
All Other	9		9
Total	3,252	538	3,790
Payments
North America	(422)	(538)	(960)
Europe	(367)	—	(367)
All Other	(9)	—	(9)
Total	(798)	(538)	(1,336)
March 31, 2022 Balances
North America	1,184	—	1,184
Europe	1,752	—	1,752
Total	$2,936	$—	$2,936
Charges
North America	$542	998	$1,540
Europe	1,288	1,325	2,613
Total	1,830	2,323	4,153
Payments
North America	(768)	(442)	(1,210)
Europe	(1,254)	(624)	(1,878)
Total	(2,022)	(1,066)	(3,088)
June 30, 2022 Balances
North America	958	556	1,514
Europe	1,786	701	2,487
Total	$2,744	$1,257	$4,001

Notes to Financial Statements	Income Taxes

Income Taxes

The company had an effective tax rate of 4.4% and 5.1% on losses before tax for the three and six months ended June 30, 2022, respectively, compared to an expected benefit of 21.0% on the pre-tax loss for each period. The company had an effective tax rate of 11.7% and 13.7% on losses before tax for the three and six months ended June 30, 2021, respectively, compared to an expected benefit of 21.0% on the pre-tax loss for each period. The company's effective tax rate for the three and six months ended June 30, 2022 and June 30, 2021 were unfavorable as compared to the U.S. federal statutory rate, principally due to the negative impact of the company not being able to record tax benefits related to the significant losses in countries which had tax valuation allowances. The effective tax rate was increased for the three and six months ended June 30, 2022 and June 30, 2021 by certain taxes outside the United States, excluding countries with tax valuation allowances, that were at an effective rate higher than the U.S. statutory rate.

Notes to Financial Statements	Net Income (Loss) Per Common Share

Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated.

(In thousands except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Basic
Weighted average common shares outstanding	35,634	34,969	35,340	34,732

Net loss	$(21,943)	$(10,698)	$(46,140)	$(24,742)

Net loss per common share	$(0.62)	$(0.31)	$(1.31)	$(0.71)

Diluted
Weighted average common shares outstanding	35,634	34,969	35,340	34,732
Share options and awards	361	651	374	718
Weighted average common shares assuming dilution	35,995	35,620	35,714	35,450

Net loss	$(21,943)	$(10,698)	$(46,140)	$(24,742)

Net loss per common share *	$(0.62)	$(0.31)	$(1.31)	$(0.71)
________
* Net loss per common share assuming dilution calculated utilizing weighted average shares outstanding-basic for the periods in which there was a net loss.
For the three and six months ended June 30, 2022, shares associated with equity compensation awards of 2,680,850 and 1,268,582, respectively, and for the three and six months ended June 30, 2021, shares associated with equity compensation awards of 1,058,264 and 1,056,714, respectively, were excluded from the weighted average common shares assuming dilution as incremental shares were antidilutive.

At June 30, 2022, the majority of the antidilutive incremental shares were awards granted at an exercise price above $12.14, which was higher than the average fair market value price of $1.32 and $1.73 for the three and six months ended June 30, 2022. At June 30, 2021, the majority of the antidilutive incremental shares were awards granted at an exercise price above $24.45, which was higher than the average fair market value price of $8.33 and $8.81 for the three and six months ended June 30, 2021.

For the three and six months ended June 30, 2022 and June 30, 2021, respectively, no shares were included in the common shares assuming dilution related to the company's issued warrants as the average market price of the company shares for these periods did not exceed the strike price of the warrants.

Further, upon adoption of ASU 2020-06, effective in 2021 for the company, use of the if-converted earnings per share method is required. However, no shares were included in the weighted average common shares assuming dilution for the three and six months ended June 30, 2022 and June 30, 2021 related to the company's convertible senior notes as conversion prices were above the company's average stock price for the periods and other requirements for the notes to be convertible to shares were not met.

Notes to Financial Statements	Concentration of Credit Risk

Concentration of Credit Risk

The company manufactures and distributes durable medical equipment to the home health care, retail and extended care markets. The company performs credit evaluations of its customers’ financial condition. The company utilizes De Lage Landen, Inc. (“DLL”), a third-party financing company, to provide lease financing to Invacare's U.S. customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a recourse obligation of $1,019,000 at June 30, 2022 to DLL for events of default under the contracts, which total $6,613,000 at June 30, 2022. Guarantees, ASC 460, requires the company to record a guarantee liability as it relates to the limited recourse obligation. As such, the company has recorded an immaterial liability for this guarantee obligation within other long-term obligations. The company's recourse is reevaluated by DLL biannually, considers activity between the biannual dates and excludes any receivables purchased by the company from DLL. The company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with Receivables, ASC 310-10-05-4. Credit losses are provided for in the financial statements.

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

Derivatives

ASC 815 requires companies to recognize all derivative instruments in the condensed consolidated balance sheets as either assets or liabilities at fair value. The accounting for changes in fair value of a derivative is dependent upon whether or not the derivative has been designated and qualifies for hedge accounting treatment and the type of hedging relationship. For derivatives designated and qualifying as hedging instruments, the company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.

Cash Flow Hedging Strategy

The company uses derivative instruments in an attempt to manage its exposure to transactional foreign currency exchange risk. Foreign forward exchange contracts are used to manage the price risk associated with forecasted sales denominated in foreign currencies and the price risk associated with forecasted purchases of inventory over the next twelve months.

The company recognizes its derivative instruments as assets or liabilities in the condensed consolidated balance sheets measured at fair value. All of the company’s derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the fair value of the hedged item, if any, is recognized in current earnings during the period of change.

To protect against increases/decreases in forecasted foreign currency cash flows resulting from inventory purchases/sales over the next year, the company utilizes foreign currency forward contracts to hedge portions of its forecasted purchases/sales denominated in foreign currencies. The gains and losses are included in cost of products sold and selling, general and administrative expenses on the condensed consolidated statements of comprehensive income (loss). If it is later determined that a hedged forecasted transaction is unlikely to occur, any prospective gains or losses on the forward contracts would be recognized in earnings. The company does not expect any material amount of hedge ineffectiveness related to forward contract cash flow hedges during the next twelve months.

The company has historically not recognized any material amount of ineffectiveness related to forward contract cash flow hedges because the company generally limits its hedges to between 50% and 90% of total forecasted transactions for a given entity’s exposure to currency rate changes and the transactions hedged are recurring in nature. Furthermore, most of the hedged transactions are related to intercompany sales and purchases for which settlement occurs on a specific day each month. Forward contracts with a total notional amount in USD of $38,664,000 and $58,115,000 matured during the six months ended June 30, 2022 and June 30, 2021, respectively, compared to $27,998,000 and $31,448,000 during the three month ended June 30, 2022 and June 30, 2021, respectively.

Notes to Financial Statements	Derivatives

Outstanding foreign currency forward exchange contracts qualifying and designated for hedge accounting treatment were as follows (in thousands USD):

	June 30, 2022		December 31, 2021
	Notional Amount	Unrealized Net Gain (Loss)	Notional Amount	Unrealized Net Gain (Loss)
USD / EUR	23,147	1,452	—	—
USD / CAD	11,750	(49)	—	—
EUR / GBP	9,353	181	—	—
EUR / NOK	3,932	19	—	—
NOK / SEK	2,313	(16)	—	—
USD / MXN	2,209	106	23	1
	$52,704	$1,693	$23	$1

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

Foreign currency forward exchange contracts not qualifying or designated for hedge accounting treatment, as well as ineffective hedges, entered into in 2022 and 2021, respectively, and outstanding were as follows (in thousands USD):

	June 30, 2022		December 31, 2021
	Notional Amount	Gain (Loss)	Notional Amount	Gain (Loss)
USD / AUD	$1,299	$1	$3,792	$(57)
USD / CAD	19,084	(10)	14,556	(24)
USD / EUR	80,306	(2,954)	70,454	(1,104)
USD / DKK	12,352	(714)	10,850	(257)
USD / GBP	3,717	(63)	4,028	32
USD / NOK	5,352	(579)	2,352	(81)
USD / SEK	2,152	(196)	2,344	(131)
EUR / GBP	5,928	115	—	—
EUR / NOK	5	—	—	—
AUD / NZD	7,517	(36)	7,366	(17)
USD / THB	4,270	(46)	4,500	86
EUR / SEK	6,797	(153)	—	—
	$148,779	$(4,635)	$120,242	$(1,553)

Notes to Financial Statements	Derivatives

The fair values of the company’s derivative instruments were as follows (in thousands):

	June 30, 2022		December 31, 2021
	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	$1,782	$89	$1	$—
Derivatives not designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	276	4,911	385	1,938
Total derivatives	$2,058	$5,000	$386	$1,938

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

The effect of derivative instruments on Accumulated Other Comprehensive Income (Loss) (OCI) and the condensed consolidated Statements of comprehensive income (loss) was as follows (in thousands):

Derivatives (foreign currency forward exchange contracts) in ASC 815 cash flow hedge relationships	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended June 30, 2022
Foreign currency forward exchange contracts	$1,263	$635	$115
Six months ended June 30, 2022
Foreign currency forward exchange contracts	$2,138	$686	$115
Three months ended June 30, 2021
Foreign currency forward exchange contracts	$(369)	$(484)	$(88)
Six months ended June 30, 2021
Foreign currency forward exchange contracts	$(1,587)	$(910)	$(88)

Derivatives (foreign currency forward exchange contracts) not designated as hedging instruments under ASC 815			Amount of Gain (Loss) Recognized in Income on Derivatives
Three months ended June 30, 2022
Foreign currency forward exchange contracts			$(5,237)
Six months ended June 30, 2022
Foreign currency forward exchange contracts			$(4,635)
Three months ended June 30, 2021
Foreign currency forward exchange contracts			$264
Six months ended June 30, 2021
Foreign currency forward exchange contracts			$(723)
The gains or losses recognized as the result of the settlement of cash flow hedge foreign currency forward contracts are recognized in net sales for hedges of inventory sales and in cost of products sold for hedges of inventory purchases. For the three and six months ended June 30, 2022, net sales were increased by $30,000 and $57,000, while cost of products sold was decreased by $703,000 and $734,000 for net pre-tax realized gains of $733,000 and $791,000, respectively. For the three and six months ended June 30, 2021, net sales were decreased by $159,000 and $181,000 while cost of products sold was increased by $386,000 and $838,000 for net realized pre-tax losses of $545,000 and $1,019,000, respectively.

A loss of $5,237,000 and $4,635,000 was recognized in selling, general and administrative (SG&A) expenses for the

Notes to Financial Statements	Derivatives

three and six months ended June 30, 2022 compared to a gain of $264,000 and a loss of $723,000 for the three and six months ended June 30, 2021 related to forward contracts not designated as hedging instruments. The forward contracts were entered into to offset gains/losses that were also recorded in SG&A expenses on intercompany trade receivables or payables. The gains/losses on the non-designated hedging instruments were substantially offset by gains/losses on intercompany trade payables.

The company's derivative agreements provide the counterparties with a right of set off in the event of a default. The right of set off would enable the counterparty to offset any net payment due by the counterparty to the company under the applicable agreement by any amount due by the company to the counterparty under any other agreement. For example, the terms of the agreement would permit a counterparty to a derivative contract that is also a lender under the company's Prior Credit Agreement and ABL Credit Agreement to reduce any derivative settlement amounts owed to the company under the derivative contract by any amounts owed to the counterparty by the company under the Prior Credit Agreement and ABL Credit Agreement. In addition, the agreements contain cross-default provisions that could trigger a default by the company under the agreement in the event of a default by the company under another agreement with the same counterparty.

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
The following table provides a summary of the company’s assets and liabilities that are measured on a recurring basis (in thousands):

	Basis for Fair Value Measurements at Reporting Date
	Quoted Prices in Active Markets for Identical Assets / (Liabilities)	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Level I	Level II	Level III
June 30, 2022
Forward exchange contracts—net	—	$(2,942)	—
December 31, 2021
Forward exchange contracts—net	—	$(1,552)	—

The carrying values and fair values of the company’s financial instruments are as follows (in thousands):

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$43,909	$43,909	$83,745	$83,745
Forward contracts in Other current assets	2,058	2,058	386	386
Forward contracts in Accrued expenses	(5,000)	(5,000)	(1,938)	(1,938)
Total debt (including current maturities of long-term debt) *	(313,650)	(232,323)	(308,129)	(259,472)
2022 Notes	—	—	(2,642)	(2,632)
Series I 2024 Notes	(72,274)	(63,976)	(72,140)	(64,897)
Series II 2024 Notes	(80,248)	(68,845)	(78,251)	(74,165)
2026 Notes	(119,745)	(58,119)	(119,036)	(81,718)
Other	(41,383)	(41,383)	(36,060)	(36,060)
________
* The company's total debt is shown net of fees associated with the convertible senior notes due in 2022, 2024 and 2026 on the company's condensed consolidated balance sheets. Accordingly, the fair values of the convertible senior notes due in 2022, 2024 and 2026 are included in the long-term debt presented in this table are also shown net of fees. Total debt amounts exclude operating and finance lease obligations.

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

Business Segments

The company operates in two primary business segments: North America and Europe with each selling the company's primary product categories, which include: lifestyle, mobility and seating and respiratory therapy products. Sales in Asia Pacific are reported in All Other and include products similar to those sold in North America and Europe. The accounting policies of each segment are the same as those described in the summary of significant accounting policies for the company's condensed consolidated financial statements. Intersegment sales and transfers are based on the costs to manufacture plus a reasonable profit element.

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

Notes to Financial Statements	Business Segments

The information by segment is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues from external customers
Europe	$112,768	$121,296	$230,847	$234,071
North America	68,718	96,247	144,037	172,221
All Other (Asia Pacific)	7,531	8,321	15,121	15,774
Consolidated	$189,017	$225,864	$390,005	$422,066
Intersegment revenues
Europe	$4,129	$6,229	$8,564	$11,537
North America	7,440	16,664	18,536	30,859
Consolidated	$11,569	$22,893	$27,100	$42,396
Restructuring charges before income taxes
Europe	$2,613	$516	$4,732	$1,246
North America	1,540	31	3,202	853
All Other	—	—	9	—
Consolidated	$4,153	$547	$7,943	$2,099
Operating income (loss)
Europe	$3,489	$4,992	$6,714	$8,824
North America	(6,264)	1,590	(14,600)	(785)
All Other	(7,866)	(9,529)	(15,590)	(15,169)
Charges related to restructuring activities	(4,153)	(547)	(7,943)	(2,099)
Consolidated operating loss	(14,794)	(3,494)	(31,419)	(9,229)
Loss on debt extinguishment including debt finance charges and associated fees	—	—	—	(709)
Net interest expense	(6,229)	(6,084)	(12,481)	(11,814)
Loss before income taxes	$(21,023)	$(9,578)	$(43,900)	$(21,752)

Notes to Financial Statements	Business Segments

Net sales by product, are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Europe
Lifestyle	$54,997	$61,647	$116,061	$119,945
Mobility and Seating	47,830	51,903	95,232	96,125
Respiratory Therapy	4,922	3,350	9,585	9,388
Other(1)	5,019	4,396	9,969	8,613
	$112,768	$121,296	$230,847	$234,071
North America
Lifestyle	$33,836	$40,100	$68,137	$76,285
Mobility and Seating	26,001	31,096	51,423	53,829
Respiratory Therapy	8,688	24,789	24,148	41,573
Other(1)	193	262	329	534
	$68,718	$96,247	$144,037	$172,221
All Other (Asia Pacific)
Mobility and Seating	$2,857	$2,850	$5,683	$6,068
Lifestyle	2,988	2,982	5,678	5,506
Respiratory Therapy	352	1,050	1,131	1,332
Other(1)	1,334	1,439	2,629	2,868
	$7,531	$8,321	$15,121	$15,774

Total Consolidated	$189,017	$225,864	$390,005	$422,066
   ________________________
(1)Includes various services, including repair services, equipment rentals and external contracting.

Notes to Financial Statements	Contingencies

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The company is at times exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. Based on June 30, 2022 debt levels, a 1% change in interest rates would have no impact on annual interest expense as the company did not have any variable rate debt outstanding. Additionally, the company operates internationally and, as a result, is exposed to foreign currency fluctuations. Specifically, the exposure results from intercompany loans, intercompany sales or payments and third-party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized to hedge intercompany purchases and sales as well as third-party purchases and sales. The company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the company's financial condition or results of operations.

The company is party to the Prior Credit Agreement which was originally entered into on January 16, 2015 and matures in January 2026, as extended by an amendment to the ABL Credit Agreement which became effective on July 26, 2022. Accordingly, while the company is exposed to increases in interest rates, its exposure to the volatility of the current market environment is currently limited until the ABL Credit Agreement expires. The ABL Credit Agreement and Highbridge Loan Agreement contain customary default provisions, with certain grace periods and exceptions, which provide that events of default that include, among other things, failure to pay amounts due, breach of covenants, representations or warranties, bankruptcy, the occurrence of a material adverse effect, exclusion from any medical reimbursement program, and an interruption of any material manufacturing facilities for more than ten consecutive days. Should the company fail to comply with these requirements, the company would potentially have to attempt to obtain alternative financing and thus likely be required to pay much higher interest rates.

Item 4.    Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures
As of June 30, 2022, an evaluation was performed, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of June 30, 2022, in ensuring that information required to be disclosed by the company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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

For additional information regarding the consent decree, please see the "Contingencies" note to the financial statements contained in Part I of this Quarterly Report on Form 10-Q, the risk factors referred to in Part I, Item 1A of this Quarterly Report on Form 10-Q, and the following sections of the company's Annual Report on Form 10-K for the period ending December 31, 2021 Item 1. Business - Government Regulation; Item 1A. Risk Factors; and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook and - Liquidity and Capital Resources.

Part II	Other Information

Item 1A. Risk Factors
Except as set forth below, there have been no material changes to the risk factors disclosed in Part 1, Item 1A, of the company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Restrictive covenants under the company’s new credit agreements and the indentures related to the company’s secured convertible notes may limit the manner in which the company operates.
The Highbridge Loan Agreement, the ABL Credit Agreement and the Indentures related to the company’s secured convertible notes due 2026 contain, and any future indebtedness the company incurs may contain, various negative covenants that restrict, among other things, the company’s indebtedness, liens, fundamental changes, asset sales, investments and other matters. In addition, the Highbridge Loan Agreement has a minimum liquidity requirement. The company’s obligations under the Highbridge Loan Agreement, the ABL Credit Agreement and the Indentures, collectively, are secured by substantially all of the company’s assets. As a result, the company is limited in the manner in which it conducts its business and the company may be unable to engage in favorable business activities.
Servicing the company’s debt requires a significant amount of cash, and the company may not have sufficient cash flow from its business to pay its substantial debt.
The company’s ability to make scheduled payments of the principal of, to pay interest on or to refinance its indebtedness depends on its future performance, which is subject to economic, financial, competitive and other factors beyond its control, including uncertainties related to the company’s supply chain. Pandemic-related supply chain challenges, as well as supplier delivery holds resulting from past due payables, have had, and may continue to have, the effect of interrupting production and negatively impacting the company’s ability to reduce its backlog and generate sales and cash flow. The company’s business may not generate cash flow from operations in the future sufficient to service its debt and make necessary capital expenditures. If the company is unable to generate such cash flow, it may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. The company’s ability to refinance its indebtedness will depend on the capital markets and its financial condition at such time. The company may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the company’s debt obligations.
Despite the company’s current debt levels, subject to certain conditions and limitations, it may still incur substantially more debt or take other actions which would intensify the risks discussed above.
Despite the company’s current consolidated debt levels, subject to certain conditions and limitations in the Highbridge Loan Agreement, the ABL Credit Agreement and the Indentures related to the company’s secured convertible notes, the company may be able to incur substantial additional debt in the future, some of which may be secured debt. If new debt is added to the company’s current debt levels, the related risks that the company faces could intensify.

Part II	Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of Common Shares made by the company during the three months ended June 30, 2022.

Period			Total Number of Shares Purchased (1)	Avg. Price Paid Per Share $	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
4/1/2022	-	4/30/2022	137,940	$1.09	—	2,453,978
5/1/2022	-	5/31/2022	155	0.94	—	2,453,978
6/1/2022	-	6/30/2022	—	—	—	2,453,978
Total			138,095	$1.09	—	2,453,978
________
(1)All 138,095 were repurchased between April 1, 2022 and June 30, 2022 or were surrendered to the company by employees for minimum tax withholding purposes in conjunction with the vesting of restricted shares awarded to the employees or exercise of non-qualified options under the company's equity compensation plans.

(2)In 2001, the Board of Directors authorized the company to purchase up to 2,000,000 Common Shares, excluding any shares acquired from employees or directors as a result of the exercise of options or vesting of restricted shares pursuant to the company’s performance plans. The Board of Directors reaffirmed its authorization of this repurchase program on November 5, 2010, and on August 17, 2011 authorized an additional 2,046,500 shares for repurchase under the plan. To date, the company has purchased 1,592,522 shares under this program, with authorization remaining to purchase 2,453,978 shares. The company purchased no shares pursuant to this Board authorized program during the quarter ended June 30, 2022.

Under the terms of the company's Prior Credit Agreement and ABL Credit Agreement, repurchases of shares by the company generally are not permitted except in certain limited circumstances in connection with the vesting or exercise of employee equity compensation awards.

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

INVACARE CORPORATION

Date:	August 8, 2022	By:	/s/ Kathleen P. Leneghan
Name: Kathleen P. Leneghan
Title: Senior Vice President and Chief Financial Officer
(As Principal Financial and Accounting Officer and on behalf of the registrant)