Form 10-Q
period 2022-09-30
INVACARE CORP
filed 2022-11-07
CIK 742112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[☒] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒
As of November 4, 2022, the registrant had 37,754,335 Common Shares and 3,667 Class B Common Shares outstanding.

	Item	Page
PART I: FINANCIAL INFORMATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations	2	1
Financial Statements (Unaudited)	1
Condensed Consolidated Statement of Comprehensive Income (Loss) - Three and Nine Months Ended September 30, 2022 and September 30, 2021		19
Condensed Consolidated Balance Sheets - September 30, 2022 and December 31, 2021		20
Condensed Consolidated Statement of Cash Flows - Nine Months Ended September 30, 2022 and September 30, 2021		21
Condensed Consolidated Statement of Shareholders' Equity - Three and Nine Months Ended September 30, 2022 and September 30, 2021		22
Notes to Condensed Consolidated Financial Statements - September 30, 2022		24
Quantitative and Qualitative Disclosures About Market Risk	3	73
Controls and Procedures	4	73

PART II: OTHER INFORMATION
Legal Proceedings	1	74
Risk Factors	1A	75
Unregistered Sales of Equity Securities and Use of Proceeds	2	77
Defaults Upon Senior Securities	3	77
Mine Safety Disclosures	4	77
Other Information	5	77
Exhibits	6	78
Signatures		79

About Invacare Corporation

Invacare Corporation (NYSE: IVC) ("Invacare" or the "company") is a leading manufacturer and distributor in its markets for medical equipment used in non-acute care settings. At its core, the company designs, manufactures and distributes medical devices that help people to move, rest and perform essential hygiene. The company provides clinically complex medical device solutions for congenital (e.g., cerebral palsy, muscular dystrophy, spina bifida), acquired (e.g., stroke, spinal cord injury, traumatic brain injury, post-acute recovery, pressure ulcers) and degenerative (e.g., ALS, multiple sclerosis, age related, bariatric) conditions. The company's products are important parts of care for people with a wide range of challenges, from those who are active and heading to work or school each day and may need additional mobility to those who are cared for in residential care settings, at home and in rehabilitation centers. The company sells its products principally to home medical equipment providers with retail and e-commerce channels, residential care operators, dealers and government health services in North America, Europe and Asia Pacific. For more information about the company and its products, visit the company's website at www.invacare.com. The contents of the company's website are not part of this Quarterly Report on Form 10-Q and are not incorporated by reference herein.

MD&A	Overview

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The discussion and analysis presented below is concerned with material changes in financial condition and results of operations between the periods specified in the condensed consolidated balance sheets at September 30, 2022 and December 31, 2021, and in the condensed consolidated statement of comprehensive income (loss) for the three and nine months ended September 30, 2022 and September 30, 2021. All comparisons presented are with respect to the same period last year, unless otherwise stated. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes that appear elsewhere in this Quarterly Report on Form 10-Q and the MD&A included in the company's Annual Report on Form 10-K for the year ended December 31, 2021. For some matters, SEC filings from prior periods may be useful sources of information.

OVERVIEW

OVERVIEW
Invacare is a multi-national company with integrated capabilities to design, manufacture and distribute durable medical devices. The company makes products that help people move, rest and perform essential hygiene, and with those products the company supports people with congenital, acquired and degenerative conditions. The company's products and solutions are important parts of care for people with a range of challenges, from those who are active and involved in work or school each day and may need additional mobility support, to those who are cared for in residential care settings, at home and in rehabilitation centers. The company operates in facilities in North America, Europe and Asia Pacific, which are the result of dozens of acquisitions made over the company's forty-two-year history. Some of these acquisitions have been combined into integrated operating units, while others have remained relatively independent.
Supply Chain Impacts
Supply chain disruptions continue to negatively impact the company’s business in 2022, impacting both input costs and availability of components, resulting in lower revenue and compressed gross margins. The company expects these issues will continue into 2023. While the company has implemented actions to mitigate the negative impact of higher input costs, including pricing actions, it is expected that there could continue to be a difference between the timing of when the benefits of mitigation actions are realized and when the cost inflation is incurred.
The company continues to experience elevated open orders across all product categories and regions. During the third quarter of 2022, the company continued to experience slower demand for respiratory products which we believe is influenced by reduction in pandemic-related demand. The company has, and continues to, experience availability issues with components which has limited and may continue to limit the ability to increase output and meet demand across product categories. In addition, the company has continued to experience cost increases from higher input costs and supply chain disruptions. These disruptions and availability issues, from supply chain challenges and supplier delivery holds resulting from delayed payments, have resulted in intermittent production stoppages and difficulty in fulfilling orders to meet demand. This has contributed to the year-over-year decline in revenue experienced in the third quarter of 2022.
The extent to which the company’s operations will continue to be impacted by the supply chain disruptions will depend on component and product availability. Supply chain disruptions and inflation continue to negatively impact the global economy and have affected and may continue to affect the business including availability and cost of components and freight, which may continue to have a negative impact on the company and results of operations, if mitigation actions are not effective.
Strategy
The company remains committed to taking necessary and decisive action to increase shareholder value. With the change to senior management and the Board of Directors in August 2022 and after careful evaluation of strategic options, the company concluded that the lifestyle and mobility & seating businesses are core to restoring growth and profitability. As a result, the company has decided to discontinue the production of respiratory products. This will allow us to further streamline our operations and improve profitability by focusing resources on lifestyle and mobility & seating products, which continue to experience strong demand. The company will fulfill existing customer orders with inventory on hand and continue to operate its respiratory parts and service business, as well as meet all warranty and regulatory obligations.

MD&A	Overview

The company's anticipated business optimization actions balance product portfolio changes across all regions and cost improvements in supply chain and administrative functions. Key elements of the global business optimization plans are:
•Focus on lifestyle and mobility & seating product lines based on their potential to achieve a leading market position and to support profitability goals;
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
As it navigates the uncertain business environment, the company continues to allocate more resources to the business units experiencing increased demand and expects to continue taking actions to mitigate the potential negative financial and operational impacts on other parts of the business that have declined.
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
Outlook
The company participates in durable healthcare markets and serves a persistent need for its products. By continuing to drive for improved operating efficiency, the company seeks to grow revenue and profit, and improve its cash flow performance into the future.
Cost pressures on the business due to supply chain disruptions and inflationary economic conditions are anticipated to continue into 2023. The company continues to see higher input costs related to freight and materials, increasing the challenges to schedule deliveries of key components, including electronic components. While the company has implemented actions to mitigate these cost increases, additional restructuring actions may be implemented to drive profit and improve cash flows. These actions are expected to include organization and supply chain changes, and a narrowing of the product portfolio for those items which no longer meet customer or business needs. These actions are anticipated to continue into 2023, and as a result, the company anticipates incurring additional costs related to its restructuring actions.
The company has begun to realize the benefit of improved access to key materials and components as a result of the increased financial flexibility funded from the financing transactions completed in 3Q22. On a consolidated basis, the company expects to see sequential constant currency revenue growth in 4Q22. Profitability is also anticipated to improve sequentially driven by revenue growth, higher gross profit attributable to the increased effectiveness of pricing actions, operational efficiencies, and restructuring benefits partially offset by continued higher input costs, and unfavorable foreign exchange. Through the first two months of its fiscal 4Q22, Europe has achieved sequential revenue growth and is on pace to deliver sequential constant currency net sales improvement and profitability for the quarter. The company anticipates that it will incur additional restructuring charges in 4Q22 as it focuses on improving the profitability for the long-term. In addition, a portion of the additional liquidity from the Secured Term Loan in October 2022 is anticipated to be used to fund working capital in 4Q22 to fulfill open orders and increase revenues.
The company's earnings performance in the future is expected to benefit from: (1) margin expansion if pricing actions are effective, favorable product mix results from product rationalization efforts and improved efficiencies in our operations offset our higher material and freight costs; and (2) restructuring actions. SG&A expense is anticipated to continue to be impacted by classification of IT costs as operating expenses as a result of a temporary pause in the ERP roll-out.
The company continues to focus on executing its transformation plan to drive revenue growth and deliver significant improvement in financial performance to enhance long-term shareholder value.
Favorable Long-Term Demand
Ultimately, demand for the company's products and services is based on the need to provide care for people with certain conditions. The company's medical devices provide solutions for end-users and caregivers. Therefore, the demand for the company's medical equipment is largely driven by population growth and the incidence of certain conditions

MD&A	Overview

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
July and October 2022 Financings
On July 26, 2022, the company entered into a senior secured term loan agreement (the "Secured Term Loan") with certain funds managed by Highbridge Capital Management LLC (the "Highbridge Loan Agreement") providing for an aggregate of up to $104.5 million. The company completed an initial drawdown of $66.5 million under the Highbridge Loan Agreement on July 26, 2022. The company completed the first and second additional fundings on October 3, 2022 for a total of $18.5 million under the Highbridge Loan Agreement. The Secured Term Loan matures on July 26, 2026 (subject to a springing maturity date of 91 days prior to the scheduled maturity date of the 5.00% Convertible Senior Notes due 2024 and the 5.00% Series II Convertible Senior Notes due 2024 if the aggregate principal amount of such notes exceeds $20.0 million) and accrues interest at an initial annual rate of SOFR plus 7.00% or a base rate plus 6.00% and after the second anniversary of the closing date at an annual rate of SOFR plus 8.75% or a base rate plus 7.75%. The company may draw the remaining $19.5 million under the Highbridge Loan Agreement subject to certain conditions.
Concurrently with the entry into the Secured Term Loan Agreement, on July 26, 2022, the company entered into agreements providing for the settlement of $5.0 million aggregate principal amount of the company’s outstanding 5% Series II Convertible Senior Notes due 2024 and private exchange up to $55.3 million aggregate principal amount of its outstanding 4.25% Convertible Senior Notes due 2026 (the "2026 Notes"). The company completed the settlement of $5.0 million aggregate principal amount of the 2024 Notes and exchange of $41.5 million aggregate principal amount of the 2026 Notes on July 26, 2022. This exchange was funded by $31.1 million aggregate principal amount of newly issued 5.68% Convertible Senior Secured Notes due 2026, 2.7 million Common Shares of the company, cash payment of $4.5 million, and cash equal to accrued and unpaid interest on the outstanding convertible notes exchanged in the transaction. As result of finalizing the debt transactions in 3Q22, the company recognized a net gain on debt extinguishment of $6.4 million related to the partial retirement of 2024 and 2026 convertible notes; and net gain on convertible debt derivatives of $1.0 million related to new Secured 2026 convertible notes. On October 3, 2022, the company exchanged the remaining $13.8 million aggregate principal amount of 2026 Notes for $10.4 million aggregate principal amount of Secured 2026
Notes in two incremental tranches. The Secured 2026 Notes pay interest at a 5.68% annual rate and mature on July 1, 2026.
In addition, on July 26, 2022, the company amended its existing asset based lending credit facility to extend its maturity to January 16, 2026 and reduce the maximum notional amount from $90 million to $35 million. Proceeds from the Secured Term Loan were used to repay in full outstanding borrowings under the asset based lending credit facility.
Proceeds from the secured term loan are also anticipated to be used to fund working capital, restructuring actions and general corporate purposes. The company recognizes that the near-term external factors of inflation and supply chain challenges, as well as costs associated with restructuring actions, may require balance sheet action, including additional financing to support working capital requirements (refer to "Liquidity and Capital Resources"). The company will continue to take actions to optimize its business as required to operate in the present landscape.
Refer to Part I, Item 1-Long-Term Liabilities Long-Term Debt October 2022 Financing in the notes to the condensed consolidated financial statements for more information about the October 2022 financing transactions.

MD&A	Net Sales

RESULTS OF OPERATIONS - NET SALES

The company operates in two primary business segments: North America and Europe with each selling the company's primary product categories, which include: lifestyle, mobility and seating and respiratory therapy products. Sales in Asia Pacific are reported in All Other and include products similar to those sold in North America and Europe.

($ in thousands USD)	3Q22*	3Q21	% Change Fav/(Unfav)	Foreign Exchange % Impact	Constant Currency % Change Fav/(Unfav)
Europe	97,487	127,026	(23.3)	(11.8)	(11.5)
North America	65,314	88,054	(25.8)	(0.2)	(25.6)
All Other (Asia Pacific)	7,607	9,120	(16.6)	(8.8)	(7.8)
Consolidated	170,408	224,200	(24.0)	(7.1)	(16.9)

($ in thousands USD)	YTD 3Q22**	YTD 3Q21	% Change Fav/(Unfav)	Foreign Exchange % Impact	Constant Currency % Change Fav/(Unfav)
Europe	328,334	361,097	(9.1)	(9.5)	0.4
North America	209,351	260,275	(19.6)	(0.2)	(19.4)
All Other (Asia Pacific)	22,728	24,894	(8.7)	(7.7)	(1.0)
Consolidated	560,413	646,266	(13.3)	(5.7)	(7.6)

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
Global supply chain challenges and availability limits due to past-due payables to suppliers continued to delay receipt of components and limit conversion of orders to sales, which continued to impact each of the regions in 3Q22 in different ways.
The company continues to experience strong demand for its lifestyle and mobility & seating products. Open orders related to lifestyle and mobility & seating products was $80.5 million at the end of 3Q22 as compared to $60.5 million at the end of 2021. Open orders remain elevated due to global component shortages, primarily related to electronic components and other key input materials.

Europe - Constant currency net sales decreased $14,628,000, or 11.5% in 3Q22 compared to 3Q21. Net sales in the quarter were impacted by supply chain challenges. Constant currency net sales increased 0.4% YTD 3Q22 compared to YTD 3Q21 led by mobility and seating products.
North America - Constant currency net sales for 3Q22 decreased $22,560,000 or 25.6% compared to 3Q21 with decreases in all categories but primarily attributable to lower respiratory sales as pandemic-related demand slowed. Supply chain disruptions continued to burden order fulfillment in all product categories. Constant currency net sales decreased 19.4% YTD 3Q22 compared to YTD 3Q21 primarily due to lower respiratory sales which had higher sales in prior periods benefiting from pandemic-related demand.
All Other - Constant currency net sales, which relates entirely to the Asia Pacific region, decreased $713,000 or 7.8% for 3Q22 compared to 3Q21 driven by respiratory products. Constant currency net sales decreased 1.0% YTD 3Q22 compared to YTD 3Q21 driven by respiratory products which more than offset increased sales in mobility and seating and lifestyle products.

MD&A	Gross Profit

GROSS PROFIT

Gross profit decreased $28,931,000 and gross profit as a percentage of net sales for 3Q22 decreased 850 basis points to 18.4%. Inventory and purchasing obligation charges related to the decision to exit the respiratory product line burdened gross profit dollars $8,651,000 or 510 basis points in 3Q22. Excluding these charges, gross profit decreased 340 basis points primarily attributable to lower net sales impacting the efficiency of the operations, intermittent production stoppages and unfavorable foreign currency translation. These were partially offset by increased pricing across product portfolios, which continue to lag higher costs as lower-priced orders are fulfilled.

Gross profit decreased $48,676,000 and gross profit as a percentage of net sales for YTD 3Q22 decreased 450 basis points to 22.7%. Inventory and purchasing obligation charges related to the decision to exit the respiratory product line burdened gross profit dollars $8,651,000 or 150 basis points in YTD 3Q22. Excluding these charges, gross profit decreased primarily attributable to lower sales impacting gross profit dollars and unfavorable foreign currency translation. Increased pricing across product portfolios continue to lag higher costs as lower-priced orders are fulfilled.

Gross profit drivers by segment:
Europe - Gross profit dollars for 3Q22 decreased $13,761,000 compared to 3Q21. Gross profit as a percentage of net sales decreased 4.9% compared to 3Q21. Gross profit dollars were burdened primarily by lower sales, increased input costs and unfavorable foreign exchange. Inventory write downs related to the decision to exit the respiratory product line burdened gross profit dollars $916,000 or 90 basis points in 3Q22.
Gross profit dollars decreased $21,272,000 and gross profit as a percentage of net sales decreased 3.2% for YTD 3Q22 compared to YTD 3Q21. The year-to-date gross profit was impacted by similar items as 3Q22.
North America - Gross profit dollars decreased $15,424,000 and gross profit as a percentage of net sales decreased 12.0% for 3Q22 compared to 3Q21 driven primarily by lower net sales. The decrease in gross profit as a percentage of net sales was driven by lower sales in relation to fixed costs. Inventory and purchasing obligation charges related to the decision to exit the respiratory product line burdened gross profit dollars $7,679,000 and gross margin 1,080 basis points in 3Q22.
Gross profit dollars decreased $27,964,000 and gross profit as a percentage of net sales decreased 5.2% for YTD 3Q22 compared to YTD 3Q21. The decrease in gross profit dollars and gross profit as a percentage of net sales driven primarily by lower net sales in relation to fixed costs.
All Other - Asia Pacific gross profit dollars decreased $562,000 and gross profit as a percentage of net sales decreased 1.0% for 3Q22 compared to 3Q21 driven primarily by lower volume and higher material costs.
Asia Pacific gross profit dollars decreased $467,000 and gross profit as a percentage of net sales increased 1.1% for YTD 3Q22 compared to YTD 3Q21 driven primarily by pricing actions mitigating higher material costs.
All Other also includes the impact of intercompany profit eliminations for the consolidated company.

MD&A	SG&A

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

($ in thousands USD)	3Q22*	3Q21	Reported Change	Foreign Exchange Impact	Constant Currency Change
SG&A expenses - $	55,365	56,135	(770)	(3,282)	2,512
SG&A expenses - % change			(1.4)	(5.9)	4.5
% to net sales	32.5	25.0

($ in thousands USD)	YTD 3Q22**	YTD 3Q21	Reported Change	Foreign Exchange Impact	Constant Currency Change
SG&A expenses - $	174,552	178,721	(4,169)	(7,749)	3,580
SG&A expenses - % change			(2.3)	(4.3)	2.0
% to net sales	31.1	27.7
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

Constant currency SG&A increased $2,512,000 or 4.5% for 3Q22 compared to the same period last year. 3Q22 includes IT expenses being classified as operating costs as a result of the temporary pause in the ERP roll-out, similar to 1H22. In addition, the company incurred higher expense related to foreign currency transactions offset by lower employment costs.

Constant currency SG&A increased $3,580,000 or 2.0% for YTD 3Q22 compared to the same period last year primarily due to increased IT costs partially offset by lower employment costs. 3Q22 YTD benefited from reduced stock compensation expense attributable to forfeitures, and to lowered performance projection and a lower trading price on the company's Common Shares in 2022 on outstanding equity awards to which variable accounting applies. In addition, the company incurred higher expense related to foreign currency transactions and lower employment costs.

SG&A expense drivers by segment:

Europe - SG&A expenses for 3Q22 decreased $1,620,000 or 6.2% compared to 3Q21 with foreign currency translation decreasing SG&A expenses by $2,950,000, or 11.3%. Constant currency SG&A expenses increased $1,330,000, or 5.1% primarily driven by foreign currency transactions losses and outside services.
SG&A expenses for YTD 3Q22 decreased $7,021,000 or 8.5% compared to YTD 3Q21 with foreign currency translation decreasing SG&A expenses by $6,915,000, or 8.4%. Constant currency SG&A expenses decreased $106,000, or 0.1% primarily driven by foreign currency transactions losses and outside services.
North America - SG&A expenses for 3Q22 decreased $1,940,000, or 8.2%, compared to 3Q21. Constant currency SG&A expenses decreased $1,871,000, or 7.9% primarily attributable to employment costs.
SG&A expenses for YTD 3Q22 decreased $665,000, or 1.0%, compared to YTD 3Q21. Constant currency SG&A expenses decreased $496,000, or 0.7% primarily attributable to employment costs.
All Other - SG&A expenses for 3Q22 increased $2,790,000 compared to 3Q21 with foreign currency translation decreasing SG&A expenses by $263,000. Constant currency SG&A expenses increased by $3,053,000. All Other includes SG&A related to the Asia Pacific businesses and non-allocated corporate costs. Constant currency SG&A expenses related to Asia Pacific businesses for 3Q22 decreased 23.3% or $798,000, compared to 3Q21 driven primarily by favorable foreign currency transactions. Unallocated corporate costs increased primarily due to IT costs.

MD&A	SG&A

SG&A expenses for YTD 3Q22 increased $3,517,000 compared to YTD 3Q21 with foreign currency translation decreasing SG&A expenses by $665,000. Constant currency SG&A expenses increased by $4,182,000. Constant currency SG&A expenses related to Asia Pacific businesses for YTD 3Q22 decreased 9.3% or $835,000, compared to YTD 3Q21 driven primarily by favorable foreign currency transactions. Unallocated corporate costs increased primarily due to IT costs partially offset by lower stock compensation expense, as noted above.

MD&A	Operating Income (Loss)

OPERATING INCOME (LOSS)

($ in thousands USD)	3Q22	3Q21	$ Change	YTD 3Q22	YTD 3Q21	$ Change
Europe	(2,588)	9,554	(12,142)	4,126	18,378	(14,252)
North America	(15,007)	(1,523)	(13,484)	(29,607)	(2,308)	(27,299)
All Other	(6,391)	(3,856)	(2,535)	(21,981)	(19,025)	(2,956)
Charges related to restructuring	(8,440)	(377)	(8,063)	(16,383)	(2,476)	(13,907)
Impairment of an intangible asset	(1,012)	—	(1,012)	(1,012)	—	(1,012)
Impairment of goodwill	—	(28,564)	28,564	—	(28,564)	28,564
Consolidated Operating Income (Loss)	(33,438)	(24,766)	(8,672)	(64,857)	(33,995)	(30,862)

For the quarter and year-to-date, consolidated operating loss increased compared to last year due to lower net sales impacted lower gross profit, higher input costs not fully mitigated by pricing actions and unfavorable foreign currency.
Operating income (loss) by segment:
Europe - The decline in operating profit for 3Q22 was primarily due to lower gross profit dollars impacted by lower net sales, higher input costs, respiratory product line exit charges and unfavorable foreign exchange.
Operating income for YTD 3Q22 decreased $14,252,000 compared to YTD 3Q21 attributable to lower gross profit dollars impacted by lower sales, higher input costs, respiratory product line exit charges and unfavorable foreign exchange.
North America - Operating loss for 3Q22 increased by $13,484,000 primarily due to lower gross profit dollars on lower sales and respiratory product line exit charges of $7,679,000.
Operating loss for YTD 3Q22 was $29,607,000 compared to YTD 3Q21 operating loss of $2,308,000 due to lower gross profit impacted by lower net sales and respiratory product line exit charges.
All Other - Operating loss for All Other includes the operating results of the Asia Pacific businesses, as well as unallocated SG&A expenses and intercompany eliminations. Operating loss increased $2,535,000 primarily driven by increased IT expenses classified as operating expenses partially offset by lower employment costs.
Operating loss for YTD 3Q22 increased $2,956,000 compared to YTD 3Q21 primarily driven by increased IT expenses classified as operating expenses, partially offset by lower employment costs.

Charges Related to Restructuring Activities
Restructuring charges were $8,440,000 for 3Q22 compared to $377,000 for 3Q21 which includes severance and other restructuring costs. Restructuring charges were incurred in the Europe segment of $5,034,000, North America segment of $2,332,000, and All Other of $1,074,000.
Restructuring charges were $16,383,000 for YTD 3Q22 compared to $2,476,000 for YTD 3Q21 which includes severance and other restructuring costs. Restructuring charges were incurred in the Europe segment of $9,766,000, North America segment of $5,534,000, and All Other of $1,083,000.

MD&A	Other Items

OTHER ITEMS

Impairment of an intangible asset

($ in thousands USD)	3Q22	3Q21	$ Change
Impairment of an intangible asset	1,012	—	1,012

($ in thousands USD)	YTD 3Q22	YTD 3Q21	$ Change
Impairment of an intangible asset	1,012	—	1,012
During the third quarter of 2022, the company recognized an intangible impairment charge in the North America segment of $1,012,000 related to a trademark with an indefinite life which the company determined it would no longer use.
Impairment of goodwill

($ in thousands USD)	3Q22	3Q21	$ Change
Impairment of goodwill	—	28,564	(28,564)

($ in thousands USD)	YTD 3Q22	YTD 3Q21	$ Change
Impairment of goodwill	—	28,564	(28,564)
During the third quarter of 2021, the company's reporting units of North America / HME and Institutional Products Group were merged into one reporting unit of North America, consistent with the operating segment. Developments in the third quarter of 2021 and the completion of the reporting units merger were tied most closely to the actions of the company to implement components of a new ERP system which both changed the level of discrete financial information readily available and the go-forward manner in which the company assesses performance and allocates resources to the North America operating segment.

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
Net gain on convertible debt derivatives

($ in thousands USD)	3Q22	3Q21	$ Change
Net gain on convertible debt derivatives	(950)	—	(950)

($ in thousands USD)	YTD 3Q22	YTD 3Q21	$ Change
Net gain on convertible debt derivatives	(950)	—	(950)
The company recognized a net gain of $950,000 for the three and nine months ended September 30, 2022 related to the fair value of convertible debt derivatives related to the Secured 2026 Notes. Refer to "Long-Term Debt" in the notes to the condensed consolidated financial statements.
Net gain on debt extinguishment

($ in thousands USD)	3Q22	3Q21	$ Change
Net gain on debt extinguishment	(6,398)	(10,131)	3,733

($ in thousands USD)	YTD 3Q22	YTD 3Q21	$ Change
Net gain on debt extinguishment	(6,398)	(9,422)	3,024
During the third quarter of 2022, the company entered into various transactions which included the amendment and restatement of asset-based lending facility, partial retirement of Series II 2024 Notes and partial exchange and retirement of 2026 Notes for new Secured 2026 Notes, a term loan and issuance of Common Shares as consideration for the transactions. The result of the transactions was a net gain on debt extinguishment including debt and finance fees of $6,398,000.
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
Interest

MD&A	Other Items

($ in thousands USD)	3Q22	3Q21	$ Change	% Change
Interest expense	7,354	6,284	1,070	17.0
Interest income	(10)	—	(10)	(100.0)

($ in thousands USD)	YTD 3Q22	YTD 3Q21	$ Change	% Change
Interest expense	19,836	18,099	1,737	9.6
Interest income	(11)	(1)	(10)	1,000.0
The increase in interest expense for 3Q22 and YTD 3Q22 compared to the same periods of prior year was primarily related to higher interest bearing debt for the full periods of 2022 compared to 2021.
Income Taxes
The company had an effective tax rate of 2.8% and 4.1% on losses before tax for the three and nine months ended September 30, 2022, respectively, compared to a statutory benefit of 21.0% on the pre-tax loss for each period. The company had an effective tax rate of 8.8% and 11.3% on losses before tax for the three and nine months ended September 30, 2021, respectively, compared to a statutory benefit of 21.0% on the pre-tax loss for each period. The company's effective tax rate for the three and nine months ended September 30, 2022 and September 30, 2021 were unfavorable as compared to the U.S. federal statutory rate, principally due to the negative impact of the company not being able to record tax benefits related to the significant losses in countries which had tax valuation allowances. The effective tax rate was increased for the three and nine months ended September 30, 2022 and September 30, 2021 by certain taxes outside the United States, excluding countries with tax valuation allowances, that were at an effective rate higher than the U.S. statutory rate.

MD&A	Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES

The company continues to maintain an adequate liquidity position through its cash balances, bank lines of credit and Secured Term Loan credit facility (refer to Long-Term Debt in the notes to condensed consolidated financial statements included in this report) as described below.

As described below, the company recently completed a series of strategic capital markets transactions that altered its long-term debt and credit facility borrowing structure. Key balances on the company's balance sheet and related metrics prior to the October 2022 Financings are presented below:

($ in thousands USD)	September 30, 2022	December 31, 2021	$ Change	% Change
Cash and cash equivalents	$45,439	$83,745	$(38,306)	(45.7)
Working capital (1)	72,142	138,134	(65,992)	(47.8)
Total debt (2)	410,104	382,586	27,518	7.2
Long-term debt (2)	404,923	376,462	28,461	7.6
Total shareholders' equity	81,045	218,489	(137,444)	(62.9)
ABL & Prior Credit Agreement borrowing availability (3)	17,336	41,845	(24,509)	(58.6)
(1)    Current assets less current liabilities.
(2)    Total debt and Long-term debt include finance leases but exclude debt issuance costs and discount recognized as a deduction from the carrying amount of debt liability and operating leases.
(3)    Reflects the combined availability of the company's North American and prior European asset-based revolving credit facilities before borrowings. At September 30, 2022, the company had $16,900,000 of borrowings outstanding on its North America Credit Facility. Outstanding borrowings are based on credit availability calculated on a month lag related to the prior European credit facility.
The company's cash and cash equivalents balances were $45,439,000 and $83,745,000 at September 30, 2022 and December 31, 2021, respectively. The decrease in cash in the first nine months of 2022 is primarily attributable to use from operating activities and cash used for continued investment in business improvement initiatives. Cash used by operating activities was partially offset by credit facilities borrowings and additional debt from financing transactions in July 2022.

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

The company's total debt outstanding, inclusive of the company's convertible senior notes due 2022 (as of December 31, 2021), 2024 and 2026, secured convertible senior notes due 2026, Secured Term Loan due 2026 and finance leases, increased by $27,518,000 to $410,104,000 at September 30, 2022 from $382,586,000 as of December 31, 2021. The increase is primarily driven by July 2022 financing transactions which included a new term loan for $66,500,000 offset by retirement of $5,000,000 of 2024 convertible senior notes, exchange of $41,475,000 2026 convertible senior notes for $31,106,000 secured 2026 convertible senior notes and reduced asset-based lending facility balance by $18,602,000. The increase in outstanding debt was also attributable to accretion on convertible senior notes due 2024, amortization of debt issuance costs and credit facility borrowings and payments, $2,000,000 debt borrowed against cash surrender value of insurance policies, offset by the repayment of $2,650,000 principal amount of 2022 Notes at maturity on June 1, 2022 and finance lease payments.
October 2022 Financings
In October 2022, the company completed the first and second additional fundings under debt agreements entered into in July 2022. Refer to "Long-Term Debt" / "October 2022 Financings" in the notes to the condensed consolidated financial statements included in this report for more information about the October 2022 financing transactions.

MD&A	Liquidity and Capital Resources

Outlook
The company may incur additional financing in the future, which could include substantial additional debt (including secured debt) or equity or equity-linked financing. Although the terms of the agreements governing existing debt restrict the company's ability to incur additional debt (including secured debt), such restrictions are subject to several exceptions and qualifications and such restrictions and qualifications may be waived or amended, and debt (including secured debt) incurred in compliance with such restrictions and qualifications (as they may be waived or amended) may be substantial.

The company may from time to time seek to repay or purchase, exchange or otherwise retire its convertible notes or other debt obligations, in open market transactions, privately negotiated transactions, tender offers, exchange offers, pursuant to the term of debt or otherwise. The company may also incur additional debt (including secured debt) or equity or equity-linked financing to fund such transactions, refinance or restructure existing debt and/or exchange existing debt for newly issued debt obligations or equity or equity-like securities. The number of Common Shares or securities convertible into Common Shares that may be issued in connection with such transactions may be material. Such transactions, if any, will depend on prevailing market conditions, trading prices of debt from time to time, the company's liquidity requirements and cash position, contractual restrictions and other factors. The amount involved in any such transactions, individually or in the aggregate, may be material. From time to time the company engages in discussions with holders of its existing debt and other potential financing sources regarding such transactions and the company expects to continue to engage in such discussions. The company cannot provide any assurance as to if or when it will consummate any such transactions or the terms of any such transactions.

After consideration of various actions implemented during 2022, including various restructuring actions that have reduced aspects of our cost structure and price increases with our customers to substantially offset cost increases experienced in 2021 and 2022, the company believes that its cash balances and available borrowing capacity under its ABL Credit Agreement should be sufficient to meet working capital needs, capital requirements, debt service obligations and other commitments for at least the next twelve months. If the company's operating results decrease as the result of pressures on the business due to, for example, prolonged, or worsening of, negative impacts of the pandemic, the impact of the pandemic on the company's supply chain, or political or geopolitical crises such the Russian war with Ukraine, and actions taken in response on global and regional economies and economic activity, continued supply chain challenges, limited supply availability resulting from past-due payables, inflationary economic conditions, increases in interest rates on floating-rate debt, currency fluctuations or regulatory issues, or the company's failure to execute its business plans or if the company's business improvement actions take longer than expected to materialize or development of one or more of the other risks discussed in "Item 1A. Risk Factors" of the company’s Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, or if the conditions for subsequent draw under the Highbridge Loan Agreement is not satisfied, the company may require additional financing, or may be unable to comply with its obligations under the credit facilities or its other obligations, and its lenders or creditors could demand repayment of any amounts outstanding. If additional financing is required, there can be no assurance that it will be available on terms satisfactory to the company, if at all. The company also may evaluate and implement further changes to its strategic goals and business plans, which may involve additional restructuring of its operations. If and to the extent undertaken, any such restructuring may be substantial and involve significant effort and expense, and the company can make no assurances that such efforts, if undertaken, would be successful and result in improvements to the company’s business performance and financial condition. Refer to "Item 1A. Risk Factors" in the company’s Annual Report on Form 10-K and this Quarterly Report on Form 10-Q for a further discussion of risks applicable to the company's liquidity, capital resources and financial condition.

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

While most of the company's debt has fixed interest, should interest rates increase, the company expects that it would be able to absorb modest rate increases without material impact on its liquidity or capital resources. An increase of 1% to variable rate debt outstanding at September 30, 2022 would increase interest expense $834,000 annually. The weighted average interest rate on borrowings, excluding finance leases, was 5.8% for the three months and 5.0% for the nine months ended September 30, 2022, respectively, and 4.5% for the year ended December 31, 2021. This weighted average interest rate will increase in the fourth quarter of the year as a result of the first and second additional fundings completed in October 2022. Refer to "Long-Term Debt" and "Leases and Commitments" in the notes to the condensed consolidated financial statements for more details regarding the company's credit facilities and lease liabilities, respectively.

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

Except as set forth below, there have been no significant changes to critical accounting policies and estimates included in the company's Annual Report.

Valuation of Goodwill, Intangible Assets and Other Long-Lived Assets

Goodwill recorded represents the excess of the aggregate fair value of the consideration transferred for a business combination over the fair value of the assets acquired, net of liabilities assumed. Goodwill is subject to an annual impairment test and is tested more frequently if indicators of impairment are identified. An impairment would be recorded if an assessment determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A quantitative assessment for impairment requires management to use significant judgment and estimates, including estimates of future revenue, net available cash flows, as well as a discount rate, and a terminal growth rate. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. If actual results are materially lower than originally estimated, it could result in a material impact to consolidated financial statements in future periods.

Under the quantitative goodwill impairment test, if a reporting unit’s carrying value exceeds its fair value, an impairment charge will be recorded based on that difference. To determine reporting unit fair value, management used the income approach. Under the income approach, projected future cash flows are discounted to reflect their relative risk. The cash flows used were consistent with those used in management's internal planning, and reflect actual business trends experienced as well as management's long-term business strategy for the reporting unit.
The company concluded based on the results of the interim quantitative goodwill impairment assessment performed as of September 30, 2022 that goodwill was not impaired. The company assessed the results if the discount rate used were 100 basis points higher for the third quarter quantitative assessment and determined that there still would not be impairment of goodwill for the Europe reporting unit.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For the company’s disclosure regarding recently issued accounting pronouncements, refer to Accounting Policies - Recent Accounting Pronouncements in the notes to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

CAPITAL EXPENDITURES
The company estimates that capital investments for 2022 to be approximately $5,000,000 compared to actual capital expenditures of $17,698,000 in 2021 which were elevated due to ERP system implementation activities. The company believes that its balances of cash and cash equivalents and available borrowing capacity under its existing credit facilities should be sufficient to meet its operating cash requirements and fund capital expenditures (refer to "Liquidity and Capital Resources"). The ABL Credit Agreement limits the company's annual capital expenditures to $25,000,000.
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

CASH FLOWS

The increase in cash used by operating activities for the three and nine months ended September 30, 2022 was driven primarily by funding of an operating loss and accounts payable offset by accounts receivable collections and lower inventory levels.
The year over year changes in cash flows related to investing activities was driven primarily by lower capital expenditures related to the ERP implementation.
Cash flows provided by financing activities in the first nine months of 2022 included credit facility borrowings and repayments, repayment of $2,650,000 principal amount of 2022 Notes, additional debt borrowings of $66,500,000 under the 2026 Term Loan, net of $2,000,000 of original issuance discount, offset by ABL credit facility net payments and payment of $8,046,000 in financing costs related to the financing transactions executed in the third quarter of 2022. The first nine months of 2021 included the issuance of $125,000,000 principal amount of 2026 Notes, payment of $5,175,000 in financing costs, purchase of capped calls related to the 2026 Notes for $18,787,000, repurchase of $78,850,000 principal amount of 2022 Notes and repayment of $1,250,000 principal amount of the company's previously outstanding convertible notes due 2021 (the "2021 Notes"). Borrowings on credit facilities are under the asset-based-lending senior secured revolving credit facilities.

MD&A	Cash Flows

Free cash flow is a non-GAAP financial measure and is reconciled to the corresponding GAAP measure as follows:

($ in thousands USD)	3Q22	3Q21	YTD 3Q22	YTD 3Q21
Net cash used by operating activities	$(19,932)	$(775)	$(46,874)	$(36,825)
Plus: Sales of property and equipment	—	—	5	23
Less: Purchases of property and equipment	(538)	(5,350)	(3,302)	(14,397)
Free Cash Flow (usage)	$(20,470)	$(6,125)	$(50,171)	$(51,199)

Free cash flow (usage) for the first nine months 2022 and 2021 was primarily impacted by the same items that affected cash flows used by operating activities. Free cash flow is a non-GAAP financial measure that is comprised of net cash provided (used) by operating activities less purchases of property and equipment plus proceeds from sales of property and equipment. Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the company and its ability to repay debt or make future investments (including acquisitions, etc.).
Generally, the first half of the year is cash consumptive and impacted by significant disbursements related to annual customer rebate payments which normally occur in the first quarter of the year and earned employee bonuses historically paid in the first half of the year. In addition, investment in inventory is typically heavy in the first half of the year, particularly in 2022 and 2021 with efforts to mitigate the company's supply chain disruptions and position the company to fulfill shipments in the second half of the year and can be impacted by footprint rationalization projects. Semi-annual interest payments on debt from the July and October 2022 financing transactions start in January 2023.
In addition, a portion of the additional liquidity in October 2022 from the Secured Term Loan is anticipated to be used to fund working capital in 4Q22 to increase revenues and fulfill open orders.

MD&A	Cash Flows

The company's approximate cash conversion days at September 30, 2022, December 31, 2021 and September 30, 2021 were as follows:
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

The improvement in days in receivables is impacted by customer mix and region. Decline in days in accounts receivable is due to increased levels of payments in the first nine months of 2022.

The company provides a summary of days of cash conversion for the components of working capital so investors may see the rate at which cash is disbursed, collected and how quickly inventory is converted and sold.

MD&A	Forward-Looking Statements

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that describe future outcomes or expectations that are usually identified by words such as “will,” 'may," “should,” “could,” “plan,” “intend,” “expect,” “continue,” "forecast," “believe” and “anticipate,” as well as similar comments, denote forward-looking statements that are subject to inherent uncertainties that are difficult to predict. These include, for example, statements related to the company’s ability to address on-going supply chain challenges and component shortages; sales and free cash flow trends; the impact of contingency plans and cost containment actions; the company’s intention to discontinue the production of respiratory products and focus on lifestyle and mobility & seating products; the company’s liquidity and working capital expectations; the company’s future financial results including expectations as to consolidated and segment revenue, net sales and profitability in 4Q22; the company’s future business plans and similar statements. Actual results and events may differ significantly from those expressed or anticipated as a result of various risks and uncertainties, including the availability and cost to the company of needed products, components or raw materials from the company’s suppliers, including delivery delays and production interruptions from pandemic-related supply chain challenges and supplier delivery holds resulting from past due payables; the duration and scope of the COVID-19 pandemic, the pace of resumption of access to healthcare, including clinics and elective care, and loosening of public health restrictions, or any reimposed restrictions on access to healthcare or tightening of public health restrictions, which could impact the demand for the company’s products; global shortages in, or increasing costs for, transportation and logistics services and capacity; actions that governments, businesses and individuals take in response to the pandemic, including mandatory business closures and restrictions on onsite commercial interactions; the impact of the pandemic or political or geopolitical crises, such as the Russian war with Ukraine, and actions taken in response, on global and regional economies and economic activity; the pace of recovery when the COVID-19 pandemic subsides; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth, including negative conditions attributable to inflationary economic conditions and rising interest rates; the effects of steps the company has taken or will take to reduce operating costs; the ability of the company to sustain profitable sales growth, achieve anticipated improvements in segment operating performance, convert high inventory levels to cash or reduce its costs; the ability of the company to successfully improve output and convert order backlog into sales; the ability of the company to successfully focus on lifestyle and mobility & seating products; lack of market acceptance of the company's new product innovations; potential adverse effects of revised product pricing and/or product surcharges on revenues or the demand for the company's products; any failure to satisfy the continued listing standards of the NYSE and delisting of the company’s common shares from the NYSE; circumstances or developments that may make the company unable to implement or realize the anticipated benefits, or that may increase the costs, of its current and planned business initiatives, in particular the key elements of its growth plans, such as its new product introductions, commercialization plans, additional investments in demonstration equipment, product distribution strategy in Europe, supply chain actions and global information technology outsourcing and ERP implementation activities; possible adverse effects on the company's liquidity, including (i) the company's ability to address future debt maturities or other obligations, including additional debt that may be incurred in the future or (ii) the company's ability to access the remaining portion of the financing under the July and October 2022 financing transactions (as discussed in the notes to the condensed consolidated financial statements) in the event of a failure to satisfy one or more of the applicable closing conditions; increases in interest rates or the costs of borrowing; potential limitations on the company’s business activities from obligations in the company’s debt agreements; adverse changes in government and third-party payor reimbursement levels and practices; decreased availability or increased costs of materials which could increase the company’s cost of producing or acquiring the company’s products, including the adverse impacts of tariffs and increases in commodity costs or freight costs; consolidation of health care providers; increasing pricing pressures in the markets for the company's products; risks of failures in, or disruptions to, legacy IT systems; risks of cybersecurity attack, data breach or data loss and/or delays in or inability to recover or restore data and IT systems; adverse effects of the company's consent decree of injunction with the U.S. Food and Drug Administration (FDA), including but not limited to, compliance costs, inability to rebuild negatively impacted customer relationships, unabsorbed capacity utilization, including fixed costs and overhead; any circumstances or developments that might adversely impact the third-party expert auditor's required audits of the company's quality systems at the facilities impacted by the consent decree, including any possible failure to comply with the consent decree or FDA regulations or the inability to adequately address the matters identified in the FDA Letters; regulatory proceedings or the company's failure to comply with regulatory requirements or receive regulatory clearance or approval for the company's products or operations in the United States or abroad; adverse effects of regulatory or governmental inspections of the company's facilities at any time and governmental enforcement actions; product liability or warranty claims; product recalls, including more extensive warranty or recall experience than expected; possible adverse effects of being leveraged, including interest rate or event of default risks; exchange rate fluctuations, particularly in light of the relative importance of the company's foreign operations to its overall financial performance; legal actions, including adverse judgments or settlements of litigation or claims in excess of available insurance limits; tax rate fluctuations; additional tax expense or additional tax exposures, which could affect the company's

MD&A	Forward-Looking Statements

future profitability and cash flow; uncollectible accounts receivable; risks inherent in managing and operating businesses in many different foreign jurisdictions; heightened vulnerability to a hostile takeover attempt or other shareholder activism; provisions of Ohio law or in the company's debt agreements, charter documents or other agreements that may prevent or delay a change in control, as well as the risks described elsewhere in this Quarterly Report on Form 10-Q, the company’s Annual Report on Form 10-K and from time to time in the company's reports as filed with the Securities and Exchange Commission. The company may not be able to predict and may have little or no control over many factors or events that may influence its future results and, except to the extent required by law, the company does not undertake and specifically declines any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

Financial Statements

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$170,408	$224,200	$560,413	$646,266
Cost of products sold	139,029	163,890	433,323	470,500
Gross Profit	31,379	60,310	127,090	175,766
Selling, general and administrative expenses	55,365	56,135	174,552	178,721
Charges related to restructuring activities	8,440	377	16,383	2,476
Impairment of an intangible asset	1,012	—	1,012	—
Impairment of goodwill	—	28,564	—	28,564
Operating Loss	(33,438)	(24,766)	(64,857)	(33,995)
Net gain on convertible debt derivatives	(950)	—	(950)	—
Net gain on debt extinguishment	(6,398)	(10,131)	(6,398)	(9,422)
Interest expense	7,354	6,284	19,836	18,099
Interest income	(10)	—	(11)	(1)
Loss Before Income Taxes	(33,434)	(20,919)	(77,334)	(42,671)
Income tax provision	920	1,840	3,160	4,830
Net Loss	$(34,354)	$(22,759)	$(80,494)	$(47,501)
Net Loss per Share—Basic	$(0.92)	$(0.65)	$(2.23)	$(1.36)
Weighted Average Shares Outstanding—Basic	37,537	35,013	36,073	34,826
Loss per Share—Assuming Dilution	$(0.92)	$(0.65)	$(2.23)	$(1.36)
Weighted Average Shares Outstanding—Assuming Dilution	37,680	35,488	36,241	35,371
Net Loss	$(34,354)	$(22,759)	$(80,494)	$(47,501)
Other comprehensive income (loss):
Foreign currency translation adjustments	(34,051)	(19,202)	(66,938)	(6,487)
Defined Benefit Plans:
Amortization of prior service costs and unrecognized losses	45	(27)	4,608	(422)
Deferred tax adjustment resulting from defined benefit plan activity	(9)	20	(94)	(43)
Valuation reserve associated with defined benefit plan activity	9	(20)	94	43
Current period gain (loss) on cash flow hedges	(1,394)	1,423	298	649
Deferred tax benefit (provision) related to gain on cash flow hedges	178	(170)	(62)	(73)
Other Comprehensive Loss	(35,222)	(17,976)	(62,094)	(6,333)
Comprehensive Loss	$(69,576)	$(40,735)	$(142,588)	$(53,834)
See notes to condensed consolidated financial statements.

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	(unaudited)
	September 30, 2022	December 31, 2021
Assets	(In thousands)
Current Assets
Cash and cash equivalents	$45,439	$83,745
Trade receivables, net	80,105	117,115
Installment receivables, net	255	218
Inventories, net	120,687	144,274
Other current assets	48,338	40,036
Total Current Assets	294,824	385,388
Other Assets	5,330	5,362
Intangibles, net	23,390	26,356
Property and Equipment, net	53,244	60,921
Finance Lease Assets, net	56,083	63,029
Operating Lease Assets, net	9,980	12,600
Goodwill	314,755	355,875
Total Assets	$757,606	$909,531
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$95,973	$130,036
Accrued expenses	116,330	102,971
Current taxes payable	2,136	3,914
Current portion of long-term debt	2,150	3,107
Current portion of finance lease obligations	3,031	3,009
Current portion of operating lease obligations	3,062	4,217
Total Current Liabilities	222,682	247,254
Long-Term Debt	333,129	305,022
Finance Lease Long-Term Obligations	57,511	63,736
Operating Leases Long-Term Obligations	6,865	8,234
Other Long-Term Obligations	56,374	66,796
Shareholders’ Equity
Preferred Shares (Authorized 300 shares; none outstanding)	—	—
Common Shares (Authorized 150,000 shares; 42,328 and 39,416 issued and outstanding at September 30, 2022 and December 31, 2021, respectively)—no par	10,807	9,977
Class B Common Shares (Authorized 12,000 shares; 4 and 4 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively)—no par	2	2
Additional paid-in-capital	281,130	276,665
Retained earnings (accumulated deficit)	(57,849)	22,645
Accumulated other comprehensive income (loss)	(45,106)	16,988
Treasury Shares (4,535 and 4,397 shares at September 30, 2022 and December 31, 2021, respectively)	(107,939)	(107,788)
Total Shareholders’ Equity	81,045	218,489
Total Liabilities and Shareholders’ Equity	$757,606	$909,531
See notes to condensed consolidated financial statements.

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Operating Activities	(In thousands)
Net loss	$(80,494)	$(47,501)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	11,796	12,511
Amortization of operating lease right of use assets	3,749	4,757
Provision for losses on trade and installment receivables	715	327
Provision (benefit) for deferred income taxes	33	(148)
Provision (benefit) for other deferred liabilities	(738)	165
Provision for equity compensation	1,839	5,369
Loss (gain) on disposals of property and equipment	216	(232)
Net gain on debt extinguishment	(6,398)	(9,422)
Impairment of an intangible asset	1,012	—
Impairment of goodwill	—	28,564
Inventory write-downs and product line exit obligations	8,651	—
Amortization of convertible debt discount, term loan original issuance discount and accretion of convertible debt	2,864	2,637
Amortization of debt fees	1,676	1,622
Net gain on convertible debt derivatives	(950)	—
Changes in operating assets and liabilities:
Trade receivables	29,087	(8,030)
Installment sales contracts, net	296	222
Inventories, net	5,969	(37,199)
Other current assets	(7,784)	8,215
Accounts payable	(26,160)	24,769
Accrued expenses	11,714	(24,182)
Other long-term liabilities	(3,967)	731
Net Cash Used by Operating Activities	(46,874)	(36,825)
Investing Activities
Purchases of property and equipment	(3,302)	(14,397)
Proceeds from sale of property and equipment	5	23
Change in other long-term assets	(77)	(93)
Other	(539)	—
Net Cash Used by Investing Activities	(3,913)	(14,467)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	84,693	154,830
Repurchases of convertible debt, payments on revolving lines of credit and finance leases	(59,152)	(109,139)
Payment of financing costs	(8,046)	(5,369)
Purchases of capped calls	—	(18,787)
Purchases of treasury shares	(151)	(1,752)
Net Cash Provided by Financing Activities	17,344	19,783
Effect of exchange rate changes on cash	(4,863)	(133)
Decrease in cash and cash equivalents	(38,306)	(31,642)
Cash and cash equivalents at beginning of year	83,745	105,298
Cash and cash equivalents at end of period	$45,439	$73,656
See notes to condensed consolidated financial statements.

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders' Equity (unaudited)

(In thousands)	Common Shares	Class B Shares	Additional Paid-in- Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Total
June 30, 2022 Balance	$10,132	$2	$278,788	$(23,495)	$(9,884)	$(107,939)	$147,604
Performance awards	—	—	(495)	—	—	—	(495)
Restricted share awards	—	—	56	—	—	—	56
Net loss	—	—	—	(34,354)	—	—	(34,354)
Foreign currency translation adjustments	—	—	—	—	(34,051)	—	(34,051)
Unrealized loss on cash flow hedges	—	—	—	—	(1,216)	—	(1,216)
Defined benefit plans: Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	45	—	45
Total comprehensive loss	—	—	—	—	—	—	(69,576)
Issuance of common shares	675	—	2,781	—	—	—	3,456
September 30, 2022 Balance	$10,807	$2	$281,130	$(57,849)	$(45,106)	$(107,939)	$81,045

June 30, 2021 Balance	$9,977	$2	$278,152	$43,466	$57,079	$(107,786)	$280,890
Performance awards	—	—	(1,250)	—	—	—	(1,250)
Restricted share awards	—	—	809	—	—	—	809
Net loss	—	—	—	(22,759)	—	—	(22,759)
Foreign currency translation adjustments	—	—	—	—	(19,202)	—	(19,202)
Unrealized gain on cash flow hedges	—	—	—	—	1,253	—	1,253
Defined benefit plans: Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	(27)	—	(27)
Total comprehensive loss	—	—	—	—	—	—	(40,735)
September 30, 2021 Balance	$9,977	$2	$277,711	$20,707	$39,103	$(107,786)	$239,714

See notes to condensed consolidated financial statements.

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders' Equity (unaudited)

(In thousands)	Common Shares	Class B Shares	Additional Paid-in- Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Total
January 1, 2022 Balance	$9,977	$2	$276,665	$22,645	$16,988	$(107,788)	$218,489
Performance awards	—	—	(814)	—	—	—	(814)
Restricted share awards	155	—	2,498	—	—	(151)	2,502
Net loss	—	—	—	(80,494)	—	—	(80,494)
Foreign currency translation adjustments	—	—	—	—	(66,938)	—	(66,938)
Unrealized gain on cash flow hedges	—	—	—	—	236	—	236
Defined benefit plans: Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	4,608	—	4,608
Total comprehensive loss	—	—	—	—	—	—	(142,588)
Issuance of common shares	675	—	2,781	—	—	—	3,456
September 30, 2022 Balance	$10,807	$2	$281,130	$(57,849)	$(45,106)	$(107,939)	$81,045

January 1, 2021 Balance	$9,816	$2	$326,088	$58,538	$45,436	$(106,034)	$333,846
Performance awards	52	—	747	—	—	(668)	131
Restricted share awards	109	—	4,461	—	—	(1,084)	3,486
Net loss	—	—	—	(47,501)	—	—	(47,501)
Foreign currency translation adjustments	—	—	—	—	(6,487)	—	(6,487)
Unrealized gain on cash flow hedges	—	—	—	—	576	—	576
Defined benefit plans: Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	(422)	—	(422)
Total comprehensive loss	—	—	—	—	—	—	(53,834)
Adoption of ASU 2020-06	—	—	(34,798)	9,670	—	—	(25,128)
Purchase of capped calls	—	—	(18,787)	—	—	—	(18,787)
September 30, 2021 Balance	$9,977	$2	$277,711	$20,707	$39,103	$(107,786)	$239,714

See notes to condensed consolidated financial statements.

Notes to Financial Statements	Accounting Policies

Accounting Policies

Principles of Consolidation: The condensed consolidated financial statements include the accounts of the company and its wholly owned subsidiaries and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of September 30, 2022 and the results of its operations and changes in its cash flow for the nine months ended September 30, 2022 and 2021, respectively. Certain foreign subsidiaries, represented by the European segment, are consolidated using an August 31 quarter end to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the company's financial statements. All significant intercompany transactions are eliminated. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year.

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

Notes to Financial Statements	Current Assets

Current Assets

Receivables

Receivables consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Accounts receivable, gross	$99,780	$142,806
Customer rebate reserve	(8,722)	(12,267)
Cash discount reserves	(7,174)	(9,179)
Allowance for doubtful accounts	(3,214)	(3,642)
Other, principally returns and allowances reserves	(565)	(603)
Accounts receivable, net	$80,105	$117,115

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

During the third quarter of 2021, the company entered into an agreement with a bank to sell certain trade receivables with governmental entity customers in the Nordic region without recourse. Under ASC 860, the sale of the receivables qualify as a true sale and not a secured borrowing. No gain or loss was recorded on the sale of the receivables. Bank charges, which are recorded as interest expense attributable to the program, were immaterial for the nine months ended September 30, 2022.

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

In Europe, expected losses are determined by each location in each region. Most locations have a majority of their receivables assigned to the low risk pool, which has an average expected loss percentage of 0.3%. About half of the locations have a portion of their receivables assigned as medium risk with an average expected loss percentage of 0.7%. Only a few locations have any receivables characterized as high risk and the average credit loss percentage for those locations is 2.8%. Collection risk is generally low as payment terms in certain key markets, such as Germany, are immediate and in many locations the ultimate customer is the government.

In the Asia Pacific region, receivables are characterized as low risk, which have an average expected loss percentage of 1.0%. Historical losses are low in this region where the use of credit insurance is often customary.

Notes to Financial Statements	Current Assets

The movement in the trade receivables allowance for doubtful accounts was as follows (in thousands):

Nine Months Ended September 30, 2022
Balance as of beginning of period	$3,642
Current period provision	715
Recoveries (direct write-offs), net	(1,143)
Balance as of end of period	$3,214

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

The company has recorded a contingent liability in the amount of $393,000 related to the contingent aspect of the company's guarantee associated with its arrangement with DLL. The contingent liability is recorded applying the same expected loss model used for the trade and installment receivables recorded on the company's books. Specifically, historical loss history is used to determine the expected loss percentage, which is then adjusted judgmentally to consider other factors, as needed.

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

Notes to Financial Statements	Current Assets

Installment receivables consist of the following (in thousands):

	September 30, 2022			December 31, 2021
	Current	Long-Term	Total	Current	Long-Term	Total
Installment receivables	$255	$274	$529	$218	$734	$952
Allowance for doubtful accounts	—	—	—	—	—	—
Installment receivables, net	$255	$274	$529	$218	$734	$952

No sales of installment receivables were recorded by the company in 2022.

The movement in the installment receivables allowance for doubtful accounts was as follows (in thousands):

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Balance as of beginning of period	$—	$487
Current period provision (benefit)	—	(75)
Direct write-offs charged against the allowance	—	(412)
Balance as of end of period	$—	$—

Installment receivables by class as of September 30, 2022 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
Asia Pacific
Non-Impaired installment receivables with no related allowance recorded	529	529	—	—
Total
Non-Impaired installment receivables with no related allowance recorded	529	529	—	—
Impaired installment receivables with a related allowance recorded	—	—	—	—
Total installment receivables	$529	$529	$—	$—

Notes to Financial Statements	Current Assets

Installment receivables by class as of December 31, 2021 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
Asia Pacific
Non-impaired installment receivables with no related allowance recorded	952	952	—	—
Total installment receivables	$952	$952	$—	$—

The aging of the company’s installment receivables was as follows (in thousands):

	September 30, 2022		December 31, 2021
	Total	Asia Pacific	Total	Asia Pacific
Current	$529	$529	$952	$952
0-30 days past due	—	—	—	—
31-60 days past due	—	—	—	—
61-90 days past due	—	—	—	—
90+ days past due	—	—	—	—
	$529	$529	$952	$952

Notes to Financial Statements	Current Assets

Inventories, Net

Inventories consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$60,082	$69,371
Finished goods	49,270	62,124
Work in process	11,335	12,779
Inventories, net	$120,687	$144,274

Other Current Assets

Other current assets consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Tax receivables principally value added taxes	$29,152	$21,943
Prepaid insurance	3,045	4,462
Prepaid inventory and freight	2,938	2,394
Derivatives (foreign currency forward exchange contracts)	2,626	386
Recoverable income taxes	2,440	2,301
Service contracts	682	304
Receivable due from information technology provider	612	612
Deferred financing fees	323	379
Prepaid and other current assets	6,520	7,255
Other Current Assets	$48,338	$40,036

Notes to Financial Statements	Long-Term Assets

Long-Term Assets

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Cash surrender value of life insurance policies	$2,551	$2,481
Deferred income taxes	1,615	1,540
Deferred financing fees	726	409
Installment receivables	274	734
Investments	85	86
Other	79	112
Other Long-Term Assets	$5,330	$5,362
Property and Equipment
Property and equipment consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Machinery and equipment	$267,218	$278,347
Capitalized software	30,904	30,448
Land, buildings and improvements	24,432	27,299
Furniture and fixtures	7,970	8,943
Leasehold improvements	4,730	6,782
Property and Equipment, gross	335,254	351,819
Accumulated depreciation	(282,010)	(290,898)
Property and Equipment, net	$53,244	$60,921

Machinery and equipment includes demonstration units placed in provider locations which are depreciated to their estimated recoverable values over their estimated useful lives.

In the fourth quarter of 2019, the company initiated the first stage of an Enterprise Resource Planning ("ERP") software implementation. Related to the ERP project, the company capitalized certain costs in accordance with ASC 350 as shown in capitalized software above. The net book value of capitalized software was $26,833,000 and $28,715,000 at September 30, 2022 and December 31, 2021, respectively. Depreciation expense related to capitalized software started in 2021 and was $832,000 and $2,342,000 for the three and nine months ended September 30, 2022, respectively, compared to $419,000 and $1,084,000 for the three and nine months ended September 30, 2021, respectively.

Unpaid purchases of property and equipment at September 30, 2022 and December 31, 2021 were $0 and $1,090,000, respectively and are excluded from purchases of property and equipment on the condensed consolidated statements of cash flows for the periods ending and are included in subsequent periods when paid.

Notes to Financial Statements	Long-Term Assets

Goodwill
The change in goodwill from December 31, 2021 to September 30, 2022 was due to foreign currency translation.
In accordance with Intangibles—Goodwill and Other, ASC 350, goodwill is tested annually for impairment or whenever events or changes in circumstances indicate the carrying value of a reporting unit could be above its fair value. A reporting unit is defined as an operating segment or one level below. The company has determined that its reporting units are North America, Europe and Asia Pacific.
During the three months ended September 30, 2022, a continued decline in the share price of the company's Common Shares sustained the company's market capitalization below the carrying value of shareholders' equity. Further, inputs used in estimating the weighted average cost of capital ("WACC") had moved unfavorably to increase the WACC used in a discounted cash flows model. The combination of these and other developments were identified as a triggering event and the company proceeded with a quantitative goodwill impairment assessment of its Europe reporting unit (the only reporting unit with goodwill).
A quantitative goodwill impairment assessment was performed as of September 30, 2022, utilizing a discounted cash flows methodology. Key assumptions used in the discounted cash flow analysis included, but were not limited to, a WACC of approximately 14.51%, terminal growth rates and financial projections of performance and cash flows. Components of the WACC include quoted rates for 20-year debt of potential acquirer companies with similar credit risk and the cost of equity based on the 20-year treasury rate for the risk free rate, a market risk premium, an industry average beta and a small cap stock adjustment. The assumptions are based on a market participant's point of view and thus these inputs are deemed Level III inputs in regard to the fair value hierarchy. The WACC used in the 2021 annual assessment was 11.19%. The WACC used has a significant impact in the outcome of the discounted cash flow methodology utilized in the company's impairment assessment as a higher WACC would decrease fair value estimates.
The company also utilized an Enterprise Value ("EV") to Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") method to compute the fair value of reporting units which considers potential acquirers and their EV to EBITDA multiples adjusted by an estimated premium. The EV method is used to corroborate fair values but more weight is placed on the discounted cash flow method results.
The company concluded based on the results of the interim quantitative goodwill impairment assessment performed as of September 30, 2022 that goodwill was not impaired.
The valuation of goodwill can differ materially if financial projections or market inputs used to determine the WACC change significantly. For instance, higher interest rates or greater stock price volatility would increase the WACC and thus increase the chance of impairment. Assumptions used in the quantitative assessment require significant judgements and estimates which are inherently uncertain. If actual results are materially lower than estimates, it could result in a material impact on the consolidated financial statements in future periods. In addition, business changes impacting the company's assessment of reporting units could also have a material impact on impairment assessment results. For instance, higher interest rates or greater stock price volatility would increase the WACC and thus increase the chance of impairment. In consideration of this potential, the company assessed the results if the discount rate used were 100 basis points higher for the third quarter quantitative assessment and determined that there still would not be impairment of goodwill for the Europe reporting unit.
The company completed an interim test of the North America reporting unit in the third quarter of 2021 which resulted in impairment of $28,564,000.

Refer to Goodwill in the company's Annual Report on Form 10-K for the period ending December 31, 2021 for further disclosure regarding the company's annual impairment assessment methodology.

Notes to Financial Statements	Long-Term Assets

Intangibles

The company's intangibles consist of the following (in thousands):

	September 30, 2022		December 31, 2021
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer lists	$47,041	$47,041	$52,447	$52,447
Trademarks	20,447	—	24,137	—
Developed technology	6,973	6,648	7,652	7,149
Patents	5,471	5,471	5,543	5,543
License agreements	3,967	1,356	2,905	1,196
Other	1,148	1,141	1,147	1,140
Intangibles	$85,047	$61,657	$93,831	$67,475

All of the company’s intangible assets have been assigned definite lives and continue to be amortized over their useful lives, except for trademarks shown above, which have indefinite lives.

The changes in intangible balances reflected on the balance sheet from December 31, 2021 to September 30, 2022 were primarily the result of foreign currency translation on historical cost and accumulated amortization as well as new license agreements.
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
Any impairment for indefinite-lived intangible assets is calculated as the difference between the future discounted cash flows expected to be generated by the asset and the carrying value of the asset.
Amortization expense related to intangible assets was $358,000 in the first nine months of 2022 and is expected to be $510,000 in 2022, $612,000 in 2023, $547,000 in 2024, $439,000 in 2025, $437,000 in 2026 and $311,000 in 2027. Amortized intangible assets are being amortized on a straight-line basis over remaining lives of 2 to 7 years with a weighted average remaining life of approximately 5.8 years.

During the third quarter of 2022, the company recognized an intangible impairment charge in the North America segment of $1,012,000 related to a trademark with an indefinite life the company determined it would no longer use.

Notes to Financial Statements	Current Liabilities

Current Liabilities

Accrued Expenses

Accrued expenses consist of accruals for the following (in thousands):

	September 30, 2022	December 31, 2021
Taxes other than income taxes, primarily value added taxes	$32,221	$23,217
Salaries and wages	17,177	24,012
Professional	11,759	8,697
Warranty	8,576	11,198
Freight	5,918	5,460
Interest	5,197	3,297
Derivative liabilities (foreign currency forward exchange contracts)	4,890	1,938
Rebates	4,782	6,569
IT service contracts	4,000	4,013
Insurance	3,837	625
Severance	3,450	400
Product line exit obligations	3,264	—
Product liability, current portion	2,620	2,362
Deferred revenue	1,903	4,156
Supplemental executive retirement program liability	391	391
Other items, principally trade accruals	6,345	6,636
Accrued Expenses	$116,330	$102,971
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

Accrued rebates relate to several volume incentive programs the company offers its customers. The company accounts for these rebates as a reduction of revenue when the products are sold. Rebates are netted against gross accounts receivables. If rebates are in excess of such receivables, they are then classified as accrued expenses. The reduction in accrued rebates from December 31, 2021 to September 30, 2022 primarily relates to payments principally made in the first quarter each year, earned from the previous year.

Notes to Financial Statements	Current Liabilities

The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

Balance as of January 1, 2022	$11,198
Warranties provided during the period	1,842
Settlements made during the period	(4,596)
Changes in liability for pre-existing warranties during the period, including expirations	132
Balance as of September 30, 2022	$8,576

Warranty reserves are subject to adjustment in future periods as new developments change the company's estimate of the total cost. Lower balance at September 30, 2022 is primarily attributable to favorable claim development and lower sales.

Notes to Financial Statements	Long-Term Liabilities

Long-Term Liabilities

Long-Term Debt

Debt consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Convertible senior notes at 4.50%, due in June 2022	—	2,642
Convertible senior notes Series I at 5.00%, due in November 2024	72,341	72,140
Convertible senior notes Series II at 5.00%, due in November 2024	75,764	78,251
Convertible senior notes at 4.25%, due in March 2026	80,898	119,036
Secured convertible senior notes at 5.68%, due in July 2026	27,463	—
Term loan, due in July 2026	59,724	—
Other obligations	19,089	36,060
	335,279	308,129
Less current maturities of long-term debt	(2,150)	(3,107)
Long-Term Debt	$333,129	$305,022

On September 30, 2015, the company entered into an Amended and Restated Revolving Credit and Security Agreement, which was subsequently amended (the “Prior Credit Agreement”) and which was to mature on January 16, 2024. The Prior Credit Agreement was entered into by and among the company, certain of the company’s direct and indirect U.S. and Canadian subsidiaries and certain of the company’s European subsidiaries, certain other of the company’s direct and indirect U.S., Canadian and European subsidiaries, and PNC Bank, National Association (“PNC”), JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited, KeyBank National Association, and Citizens Bank, National Association. PNC was the administrative agent (the “Prior Credit Agreement Administrative Agent”) and J.P. Morgan Europe Limited is the European agent (the “European Agent”) under the Prior Credit Agreement. As discussed further below, the Prior Credit Agreement was amended and restated ("the ABL Credit Agreement") on July 26, 2022.

The company had outstanding letters of credit of $3,576,000 and $3,450,000 as of September 30, 2022 and December 31, 2021, respectively. Outstanding letters of credit and other reserves impacting borrowing capacity were $4,902,000 and $2,585,000 as of September 30, 2022 and December 31, 2021, respectively.

The company had outstanding borrowings of $16,900,000 under its ABL Credit Agreement as of September 30, 2022. The company had outstanding borrowings of $22,150,000 under its North America Credit Facility under the Prior Credit Agreement as of December 31, 2021. The company had outstanding borrowings of $7,366,000 (€6,500,000) under its
French Credit Facility and $5,986,000 (£4,500,000) under its UK Credit Facility under its Prior Credit Agreement as of December 31, 2021, together referred to as the European Credit Facility. No borrowings were outstanding under the European Credit Facility as of September 30, 2022 as it was terminated July 26, 2022.

North America Borrowers Credit Facility

For the company's North America Borrowers, the Prior Credit Agreement provided for an asset-based-lending senior secured revolving credit facility which was secured by substantially all the company’s U.S. and Canadian assets, other than real estate. The Prior Credit Agreement provided the company and the other Borrowers with a credit facility in an aggregate principal amount of $60,000,000, subject to availability based on a borrowing base formula, under a senior secured revolving credit, letter of credit and swing line loan facility (the “North America Credit Facility”). Up to $20,000,000 of the North America Credit Facility was available for issuance of letters of credit. The aggregate principal amount of the North America Credit Facility could have been increased by up to $25,000,000 to the extent requested by the company and agreed to by any lender or new financial institution approved by the Prior Credit Agreement Administrative Agent.

The aggregate borrowing availability under the North America Credit Facility was determined based on a borrowing base formula. The aggregate usage under the North America Credit Facility could not exceed an amount equal to the sum of (a) 85% of eligible U.S. accounts receivable plus (b) the lesser

Notes to Financial Statements	Long-Term Liabilities

of (i) 70% of eligible U.S. inventory and eligible foreign in-transit inventory and (ii) 85% of the net orderly liquidation value of eligible U.S. inventory and eligible foreign in-transit inventory (not to exceed $4,000,000), plus (c) the lesser of (i) 80% of the net orderly liquidation value of U.S. eligible machinery and equipment and (ii) $0 as of September 30, 2022 (subject to reduction as provided in the Prior Credit Agreement), plus (d) 85% of eligible Canadian accounts receivable, plus (e) the lesser of (i) 70% of eligible Canadian inventory and (ii) 85% of the net orderly liquidation value of eligible Canadian inventory, less (f) swing loans outstanding under the North America Credit Facility, less (g) letters of credit issued and undrawn under the North America Credit Facility, less (h) a $3,000,000 minimum availability reserve, less (i) other reserves required by the Prior Credit Agreement Administrative Agent, and in each case subject to the definitions and limitations in the Prior Credit Agreement.

Interest accrued on outstanding indebtedness under the Prior Credit Agreement at the SOFR rate, plus a margin ranging from 2.25% to 2.75%, or at the alternate base rate, plus a margin ranging from 1.25% to 1.75%, as selected by the company. Borrowings under the North America Credit Facility are subject to commitment fees of 0.25% or 0.375% per year, depending on utilization.

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

The Prior Credit Agreement contained customary default provisions, with certain grace periods and exceptions, which provide for events of default that include, among other things, failure to pay amounts due, breach of covenants, representations or warranties, bankruptcy, the occurrence of a material adverse effect, exclusion from any medical reimbursement program, and an interruption of any material manufacturing facilities for more than 10 consecutive days. The proceeds of the North America Credit Facility were used to finance the working capital and other business needs of the company. There was $16,900,000 of outstanding borrowings under the North America Credit Facility on September 30, 2022.

European Credit Facility

The Prior Credit Agreement also provided for a revolving credit, letter of credit and swing line loan facility which gives the company and the European Borrowers the ability to borrow up to an aggregate principal amount of $30,000,000, with a $5,000,000 sublimit for letters of credit and a $2,000,000 sublimit for swing line loans (the “European Credit Facility”). Up to $15,000,000 of the European Credit Facility was available to each of Invacare Limited (the “UK Borrower”) and Invacare Poirier SAS (the “French Borrower” and, together with the UK Borrower, the “European Borrowers”). The European Credit Facility was terminated on July 26, 2022.

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

Notes to Financial Statements	Long-Term Liabilities

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
The ABL Credit Agreement retained the existing asset-based lending senior secured revolving credit facility provided for the company and the domestic and Canadian Borrowers under the Prior Credit Agreement but extended the maturity date to January 16, 2026, reduced the maximum aggregate principal amount the company and the domestic and Canadian Borrowers may borrow to $35,000,000, limits the borrowing base thereunder to eligible domestic and Canadian accounts receivable and includes a minimum availability reserve of $3,000,000. Borrowings under the ABL Credit Agreement also are subject to a springing maturity date of 191 days prior to the maturity dates of certain convertible notes due 2024 and 2026, and 100 days prior to the maturity date of the Secured Term Loan under the Highbridge Loan Agreement, if such notes or such term loan remain outstanding as of such respective dates. The ABL Credit Agreement also permits the loans made under the Highbridge Loan Agreement and terminated the European Credit Facility under the Prior Credit Agreement. In connection with the ABL Credit Agreement and the Highbridge Loan Agreement, the European Credit Facility under the Prior Credit Agreement was repaid in full and the liens securing the European Credit Facility under the Prior Credit Agreement were terminated and released.
The aggregate borrowing availability under the ABL Credit Agreement is determined based on a borrowing base formula. As of September 30, 2022, the company had gross

Notes to Financial Statements	Long-Term Liabilities

borrowing base of $33,133,000 and net borrowing availability of $17,336,000 under the ABL Credit Agreement, considering the minimum availability reserve, then-outstanding letters of credit, other reserves and the $4,375,000 dominion trigger amount.
Interest accrues on outstanding indebtedness under the ABL Credit Agreement at an adjusted Term SOFR rate, plus a margin of 3.25%, or for swing line loans and prime rate revolving loans, at the overnight Prime rate, plus a margin of 2.25%.
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
Proceeds from the Secured Term Loan under the Highbridge Loan Agreement were used to repay in full outstanding borrowings under the Prior Credit Agreement. Refer to the Term Loan due 2026 section below.
In connection with entering into the company's Prior Credit Agreement and the ABL Credit Agreement, the company incurred fees which were capitalized and are being amortized as interest expense. As of September 30, 2022, debt fees yet to be amortized totaled $1,043,000.
The company was in compliance with the ABL Credit Agreement covenants at September 30, 2022.

Convertible senior notes due 2022

In the second quarter of 2017, the company issued $120,000,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2022 (the “2022 Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 Notes bore interest at a rate of 4.50% per year payable semi-annually in arrears on June 1 and December 1 of each year, beginning December 1, 2017. The 2022 Notes matured on June 1, 2022. At maturity, $2,650,000 principal amount of the 2022 Notes were outstanding, which the company repaid in cash.

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

Warrants relating to the 2022 Notes outstanding on September 30, 2022 were 6,918,006. If exercised, one common share is issued upon exercise of each warrant, but may be adjusted under certain circumstances if the relevant share price exceeds the warrant strike price for the relevant measurement period at the time of exercise. Common Shares are reserved for issuance upon exercise of the remaining warrants relating to the 2022 Notes at two Common Shares per warrant. The warrants began to expire on September 1, 2022 and then partially expire on each trading day over the 220 trading day period following September 1, 2022.

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

Notes to Financial Statements	Long-Term Liabilities

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

The liability components of the 2022 Notes consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Principal amount of liability component	$—	$2,650
Debt fees	—	(8)
Net carrying amount of liability component	$—	$2,642

The effective interest rate on the liability component was 10.9% upon original issuance including consideration of the discount. Total interest expense subsequent to adoption of ASU 2020-06 includes coupon interest and amortization of debt fees. Interest expense of $0 and $50,000 was accrued for the three and nine months ended September 30, 2022 compared to $30,000 and $829,000 for the three and nine months ended September 30, 2021, based on the stated coupon rate of 4.5%.

Convertible senior notes Series I due 2024

During the fourth quarter of 2019, the company entered into separate privately negotiated agreements with certain holders of its 2021 Notes to exchange $72,909,000 in aggregate principal amount of 2021 Notes for aggregate consideration of $72,909,000 in aggregate principal amount of new 5.00% Convertible Senior Notes due 2024 (the “Series I 2024 Notes”) of the company and $6,928,000 in cash.

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

The liability components of the Series I 2024 Notes consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Principal amount of liability component	$72,909	$72,909
Debt fees	(568)	(769)
Net carrying amount of liability component	$72,341	$72,140

The effective interest rate on the liability component was 8.8% upon original issuance including consideration of the discount. Total interest expense subsequent to adoption of ASU 2020-06 includes coupon interest and amortization of debt fees. Interest expense of $911,000 and $2,734,000 was accrued for the three and nine months ended September 30, 2022 compared to $911,000 and $2,733,000 for the three and nine months ended September 30, 2021 based on the stated coupon rate of 5.0%. The effective interest rate of the Series I 2024 Notes as of September 30, 2022 was 5.4%. The Series I 2024 Notes were not convertible as of September 30, 2022 nor was the applicable conversion threshold met.

Convertible senior notes Series II due 2024

During the second quarter of 2020, the company entered into separate, privately negotiated agreements with certain holders of its 2021 Notes and certain holders of its 2022 Notes to exchange $35,375,000 in aggregate principal amount of 2021 Notes and $38,500,000 in aggregate principal amount of 2022 Notes, for aggregate consideration of $73,875,000 in aggregate principal amount of new 5.00% Series II Convertible Senior Notes due 2024 (the “Series II 2024 Notes”) of the company and $5,593,000 in cash.

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

Prior to the maturity of the Series II 2024 Notes, the company may, at its election, redeem for cash all or part of the Series II 2024 Notes, if the last reported sale price of the company’s Common Shares equals or exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the company provides notice of redemption. The redemption price will be equal to 100% of the accreted principal amount of the Series II 2024 Notes to be redeemed, plus any accrued and unpaid interest, if any, on the original principal amount of the Series II 2024 Notes redeemed to, but excluding, the redemption date (subject to certain limited exceptions). No sinking fund is provided for the Series II 2024 Notes, which means the company is not required to redeem or retire the Series II 2024 Notes periodically.

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

Notes to Financial Statements	Long-Term Liabilities

at the option of the holder, regardless of the foregoing circumstances.

The principal amount of the Series II 2024 Notes also will accrete at a rate of approximately 4.7% per year commencing June 4, 2020, compounding on a semi-annual basis. The accreted portion of the principal is payable in cash upon maturity but does not bear interest and is not convertible into the company’s Common Shares. The total amount accreted as of September 30, 2022 was $7,558,000, of which $383,000 and $2,211,000 was for the three and nine months ended September 30, 2022, respectively, compared to $890,000 and $2,637,000 for the three and nine months ended September 30, 2021, respectively. Remaining accretion until maturity (at current principal) was $9,064,000 at September 30, 2022.

Debt issuance costs of $1,505,000 were capitalized and are being amortized as interest expense through November 2024. Debt issuance costs are presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability.

In the third quarter of 2022, $5,000,000 aggregate principal amount of Series II 2024 Notes were retired as part of the Secured 2026 Notes and Secured Term Loan transactions discussed below.

The liability components of the Series II 2024 Notes consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Principal amount of liability component - including accretion	$76,433	$79,222
Debt fees	(669)	(971)
Net carrying amount of liability component	$75,764	$78,251

The effective interest rate on the liability component was 9.0% upon original issuance including consideration of the discount. Total interest expense subsequent to adoption of ASU 2020-06 includes coupon interest, accretion and amortization of debt fees. Interest expense for accretion of $886,000 and $2,714,000 was recognized for the three and nine months ended September 30, 2022 compared to $890,000 and $2,637,000 for the three and nine months ended September 30, 2021. Interest expense of $879,000 and $2,726,000 were recognized for the three and nine months ended September 30, 2022 compared to $923,000 and $2,770,000 for the three and nine months ended September 30, 2021, based on the stated coupon rate of 5.0%. The effective interest rate of the Series II 2024 Notes as of September 30, 2022 including coupon interest, amortization of debt fees and accretion to maturity was 10.4%. The Series II 2024 Notes were not convertible as of September 30, 2022 nor was the applicable conversion threshold met.

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

Notes to Financial Statements	Long-Term Liabilities

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

Debt issuance costs of $5,697,000 were capitalized and are being amortized as interest expense through March 2026. Debt issuance costs are presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability.

The liability components of the 2026 Notes consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Principal amount of liability component	$83,525	$125,000
Debt fees	(2,627)	(5,964)
Net carrying amount of liability component	$80,898	$119,036

Interest expense of $1,015,000 and $3,671,000 was accrued for the three and nine months ended September 30, 2022 compared to $1,328,000 and $2,892,000 for the three and nine months ended September 30, 2021 based on the stated coupon rate of 4.25%. The effective interest rate of the 2026 Notes as of September 30, 2022 was 5.4%. The 2026 Notes were not convertible as of September 30, 2022 nor was the applicable conversion threshold met.

In the third quarter of 2022, $41,475,000 aggregate principal amount of 2026 Notes were exchanged and retired as part of the Secured 2026 Notes and Secured Term Loan transactions discussed below.

As part of the transactions for the closing of the Term Loan, exchange of 2026 Notes for Secured 2026 Notes and retirement of $5,000,000 of Series II 2024 Notes in the third quarter of 2022, 2,700,000 Common Shares were issued. These transactions resulted in a net gain on extinguishment of debt of $6,398,000.

In March 2021, in connection with the pricing of the 2026 Notes, the company entered into capped call transactions (the “Capped Call Transactions”) with certain option counterparties. The company used $18,787,000 of the net proceeds of the private offering of the 2026 Notes to pay the cost of the Capped Call Transactions with the offset recorded to additional paid-in-capital.

The Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the 2026 Notes and/or offset any cash payments the company is required to make in excess of the principal amount of converted notes, as the case may be, in the event that the market price per share of the company’s Common Shares, as measured under the terms of the Capped Call Transactions, is greater than the strike price of the Capped Call Transactions, which is initially $10.57, corresponding to the initial conversion price of the 2026 Notes, subject to anti-dilution adjustments. If, however, the market price per company common share, as measured under the terms of the Capped Call Transactions, exceeds the cap price of the Capped Call Transactions, which is initially $16.58 (subject to adjustments), there would nevertheless be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that such market price exceeds the cap price of the Capped Call Transactions. The Capped Call Transactions expire March 15, 2026, subject to earlier exercise. There were 125,000 capped call options related to the 2026 Notes outstanding on September 30, 2022.

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

Notes to Financial Statements	Long-Term Liabilities

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
Secured convertible senior notes due 2026

In the third quarter of 2022, the company issued and aggregate $31,106,000 (split equally between two separate tranches ("Tranche I Notes" and "Tranche II Notes" or "Indentures") in aggregate principal amount of 5.68% Secured Convertible Senior Notes due 2026 (the “Secured 2026 Notes”) in a private offering. This was in exchange for $41,475,000 aggregate principal amount of 2026 Notes which were retired. In October 2022, additional principal amount of Secured 2026 Notes were issued aggregating to $20,739,000 and $20,736,000 in aggregate principal amount of Tranche I Notes and Tranche II Notes, respectively, in exchange for $13,825,000 of 2026 Notes. Refer to October 2022 Financings below.
The Secured 2026 Notes are initially guaranteed by certain subsidiaries of the company in the United States, United Kingdom, Canada, France, the Netherlands and Luxembourg pursuant to separate guarantees (each, a “Guarantee”), and are secured on a pari passu basis by the same collateral that secures the Highbridge Loan Agreement (discussed below). In addition, the company's subsidiaries that provide guarantees of the Highbridge Loan Agreement in connection with the post-closing draws provided Guarantees of the Secured 2026 Notes.
Interest on the Secured 2026 Notes will be payable semi-annually in cash in arrears on January 1 and July 1 of each year, beginning on January 1, 2023, at a rate of 5.68% per year. The Secured 2026 Notes will mature on July 1, 2026, unless earlier converted, redeemed or repurchased in accordance with their terms. Holders of the Secured 2026 Notes have the right, at their option, at any time prior to the close of business on the second scheduled trading day immediately preceding July 1, 2026 (the maturity date), to convert any Secured 2026 Notes or portion thereof that is $1,000 or an integral multiple thereof, subject to certain conditions, into cash, Common Shares or a combination of cash and Common Shares at the company’s election (subject to, and in accordance with, the settlement provisions set forth the Indentures). The initial conversion rate for the (i) Tranche I Notes is 333.3333 Common Shares (subject to adjustment as provided for in the Tranche I Indenture) per $1,000 principal amount of the Tranche I Notes, which is equal to an initial conversion price of $3.00 per share, and (ii) Tranche II Notes is 222.222 Common Shares (subject to adjustment as provided for in the Tranche II Indenture) per $1,000 principal amount of the Tranche II Notes, which is equal to an initial conversion price of $4.50 per share. In addition, following certain corporate events as described in the Indentures that occur prior to the maturity date of the Secured 2026 Notes or if the company delivers a notice of redemption, the company will pay a make-whole premium by increasing the conversion rate for a holder who elects to convert its Secured 2026 Notes in connection with such a corporate event or notice of redemption, as the case may be, in certain circumstances, subject to adjustment as provided for and in accordance with the Indentures. These features are bifurcated driving convertible derivative liability.
The company may not elect to redeem the Secured 2026 Notes prior to January 26, 2023. The company may redeem for cash all or any portion of the Secured 2026 Notes, at its option, on or after January 26, 2023 if the last reported sale price of the Common Shares exceeds 150% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the company provides notice of redemption, at a redemption price equal to 100% of the principal amount of the Secured 2026 Notes to be redeemed, plus any accrued and unpaid interest on such Secured 2026 Notes to, but excluding, the redemption date (subject to certain conditions set forth the Indentures). No sinking fund is provided for the Secured 2026 Notes.
If the company undergoes a Fundamental Change (as defined in the Indentures), prior to the maturity date of the Secured 2026 Notes, holders of the Secured 2026 Notes will, subject to specified conditions, have the right, at their option, to require the company to repurchase for cash all or a portion of their Secured 2026 Notes at a repurchase price equal to 100% of the principal amount of the Secured 2026 Notes to be repurchased, plus any accrued and unpaid interest to, but not including, the Fundamental Change repurchase date.
The Indentures provide for customary events of default. In the case of an event of default with respect to the Secured 2026 Notes arising from specified events of bankruptcy or insolvency, all outstanding Secured 2026 Notes will become due and payable immediately without further action or notice. If any other event of default with respect to the Secured 2026

Notes to Financial Statements	Long-Term Liabilities

Notes under the Indentures occur or is continuing, the Trustee or holders of at least 25% in aggregate principal amount of the then outstanding Secured 2026 Notes may declare the principal amount of the Secured 2026 Notes to be immediately due and payable.
In certain circumstances if, at any time during the six-month period beginning on, and including, the date that is six months after the date of original issuance for any sub-tranche of the Secured 2026 Notes, the company fails to timely file certain documents or reports required under the Securities Exchange Act of 1934, as amended, or the Secured 2026 Notes are not otherwise freely tradable under Rule 144 by holders of the Secured 2026 Notes other than the company’s affiliates or holders that were affiliates at any time during the three months preceding, additional interest will accrue at a rate of up to 0.50% on the Secured 2026 Notes during the period in which its failure to file has occurred and is continuing or such Secured 2026 Notes are not otherwise freely tradable under Rule 144 by holders other than the company’s affiliates or holders that were affiliates at any time during the three months preceding until such failure is cured.
In addition, if, and for so long as, the restrictive legend on any sub-tranche of the Secured 2026 Notes has not been removed, any sub-tranche of the Secured 2026 Notes are assigned a restricted CUSIP number or any sub-tranche of the Secured 2026 Notes are not otherwise freely tradable under Rule 144 by holders other than the company’s affiliates or holders that were affiliates at any time during the three months preceding (without restrictions pursuant to U.S. securities laws or the terms of the Indentures or the Secured 2026 Notes) as of the 380th day after the date of original issuance of such sub-tranche of the Secured 2026 Notes, the company will pay additional interest at a rate of 0.50% on the Secured 2026 Notes during the period in which the Secured 2026 Notes remain so restricted.
The company may not issue Common Shares upon conversions of the Secured 2026 Notes, net of the 2,700,000 Common Shares issued in the Exchange, in excess of 19.99% of the company’s Common Shares outstanding on July 25, 2022; until the requisite approval under the applicable New York Stock Exchange rules by the company’s shareholders is obtained. The company intends to seek this approval at its 2023 Annual Meeting of Shareholders.

Debt issuance costs of $2,389,000 were capitalized and are being amortized as interest expense through July 2026. Debt issuance costs are presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability.

The liability components of the Secured 2026 Notes consist of the following (in thousands):

September 30, 2022
Principal amount of liability component	$31,106
Unamortized discount	(1,365)
Debt fees	(2,278)
Net carrying amount of liability component	$27,463

Interest expense of $324,000 was accrued for the three and nine months ended September 30, 2022 based on the stated coupon rate of 5.68%. The effective interest rate of the 2026 Notes as of September 30, 2022 was 8.7%. The 2026 Notes were not convertible as of September 30, 2022 nor was the applicable conversion threshold met.
Secured Term Loan due 2026
On July 26, 2022, the company entered into a Credit Agreement (the “Highbridge Loan Agreement” or "Secured Term Loan") with a certain fund managed by Highbridge Capital Management, LLC (“Highbridge”), as the lender (together with the other lenders from time to time party thereto, the “Lenders”), Cantor Fitzgerald Securities as administrative agent and GLAS Trust Corporation Limited, as collateral agent.
Pursuant to the Highbridge Loan Agreement, the company may borrow up to an aggregate of $104,500,000 principal amount of Secured Term Loan, including $66,500,000 with $2,000,000 original issuance discount in initial secured term loans drawn at closing, $8,500,000 in additional Secured Term Loans principal to be made in a single draw subject to satisfaction of certain conditions, another $10,000,000 in additional Secured Term Loan principal to be made in a single draw subject to satisfaction of certain further conditions and $19,500,000 in additional Secured Term Loan to be made in a single draw subject to satisfaction of certain further conditions. The company expects to use the proceeds of the Secured Term loan for working capital and general corporate purposes and to pay fees and expenses in connection with the transactions described herein.
The Secured Term Loan is scheduled to mature on July 26, 2026 and accrues interest at an initial annual rate of SOFR plus 7.00% or a base rate plus 6.00% and after the second anniversary of closing at an annual rate of SOFR plus 8.75% or a base rate plus 7.75%. The Secured Term Loan is also subject to a springing maturity date of 91 days prior to the maturity date of certain convertible notes due November 2024 if more than $20,000,000 of such notes remain outstanding as of such date. The obligations under the Highbridge Loan Agreement are secured, initially, by substantially all assets of the company and certain subsidiaries of the company (subject

Notes to Financial Statements	Long-Term Liabilities

to certain exceptions), subject to intercreditor agreements in connection with the ABL Credit Agreement and the 5.68% Indentures, and are guaranteed by certain subsidiaries of the company in the United States, United Kingdom, Canada, France, the Netherlands and Luxembourg at the closing. Additional collateral owned by subsidiaries of the company in various jurisdictions will be added to the security for the Secured Term Loan and additional subsidiaries of the company in various jurisdictions will guarantee the obligations in connection with the post-closing draws.
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
The Highbridge Loan Agreement contains customary terms and covenants, including without limitation a financial covenant to maintain a minimum liquidity of $20,000,000 and negative covenants, such as limitations on indebtedness, liens, fundamental changes, asset sales, investments and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. The Highbridge Loan Agreement also contains customary events of default, after which the Secured Term Loan may be due and payable immediately, including, without limitation, payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, judgments against the company and its subsidiaries, change in control and lien priority.
Debt issuance costs of $5,107,000 were capitalized and are being amortized as interest expense through July 2026. Debt issuance costs are presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability.

The liability components of the Secured Term Loan consist of the following (in thousands):

September 30, 2022
Principal amount of liability component	$66,500
Unamortized original issuance discount	(1,907)
Debt fees	(4,869)
Net carrying amount of liability component	$59,724

Interest expense of $1,217,000 was accrued for the three and nine months ended September 30, 2022 based on the stated coupon rate of 5.68%. The effective interest rate of the 2026 Notes as of September 30, 2022 was 12.7%.

The weighted average interest rate on all borrowings, excluding finance leases, was 5.0% for the nine months ended September 30, 2022 and 4.5% for the year ended December 31, 2021.
Other

In the second quarter of 2022, the company borrowed $2,000,000 against the cash surrender value of its life insurance policies which the company intends to repay in the next twelve months.

October 2022 Financings
Highbridge Loan Agreement and Indentures
On October 3, 2022, the company consummated additional draws of an aggregate of $18,500,000 under the Highbridge Loan Agreement. Additional borrowing under the Term Loan of $19,500,000 remains available, subject to the satisfaction of certain conditions.
Further, the company issued $5,186,000 in aggregate principal amount of additional 5.68% Tranche I Notes and $5,183,000 in aggregate principal amount of additional 5.68% Tranche II Notes of the Secured 2026 Notes in exchange for $13,825,000 of 2026 Notes which were retired. Following these transactions, $69,700,000 aggregate principal amount of 2026 Notes remain outstanding.

Notes to Financial Statements	Long-Term Liabilities

Other Long-Term Obligations

Other long-term obligations consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Deferred income taxes	$19,385	$21,664
Product liability	12,010	11,342
Deferred compensation	5,090	6,174
Deferred gain on sale leaseback	4,920	5,174
Supplemental executive retirement plan liability	4,697	5,106
Death benefit obligation plan	3,499	4,568
Uncertain tax obligation including interest	2,980	3,171
Pension	2,783	7,814
Secured Convertible 2026 debt conversion liability	473	—
Other	537	1,783
Other Long-Term Obligations	$56,374	$66,796

The Secured Convertible 2026 debt conversion liability amounts included in the above table represent the fair values of the conversion liabilities.

On April 23, 2015, the company entered into a real estate sale leaseback transaction which resulted in the company recording an initial deferred gain of $7,414,000, the majority of which is included in Other Long-Term Obligations and will be recognized over the 20-year life of the leases. The gains realized were $82,000 and $245,000 for the three and nine months ended September 30, 2022 respectively, compared to $80,000 and $237,000 for the three and nine months ended September 30, 2021 respectively.

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

The company leases a portion of its facilities, transportation equipment, data processing equipment and certain other equipment. These leases have terms from 1 to 20 years and provide for renewal options. Generally, the company is required to pay taxes and normal expenses associated with operating the facilities and equipment. As of September 30, 2022, the company is committed under non-cancelable leases, which have initial or remaining terms in excess of one year and expire on various dates through 2040.

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
Lease expenses for the three and nine months ended September 30, 2022 and September 30, 2021, respectively, were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Operating leases	$1,391	$1,811	$4,421	$5,592
Variable and short-term leases	616	764	1,961	2,825
Total operating leases	$2,007	$2,575	$6,382	$8,417

Finance lease interest cost	$1,062	$1,146	$3,224	$3,487
Finance lease depreciation	1,055	1,265	3,210	3,807
Total finance leases	$2,117	$2,411	$6,434	$7,294

Notes to Financial Statements	Long-Term Liabilities

Future minimum operating and finance lease commitments, as of September 30, 2022, are as follows (in thousands):

	Finance Leases	Operating Leases
2022	$1,637	$1,100
2023	6,501	3,192
2024	6,443	2,452
2025	6,353	1,973
2026	6,248	1,209
Thereafter	65,253	1,615
Total future minimum lease payments	92,435	11,541
Amounts representing interest	(31,893)	(1,614)
Present value of minimum lease payments	60,542	9,927
Less: current maturities of lease obligations	(3,031)	(3,062)
Long-term lease obligations	$57,511	$6,865
Supplemental cash flow amounts for the three and nine months ended September 30, 2022 and September 30, 2021 were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Cash Activity: Cash paid in measurement of amounts for lease liabilities	2022	2021	2022	2021
Operating leases	$1,967	$2,584	$6,266	$8,501
Finance leases	1,810	2,100	5,478	6,311
Total	$3,777	$4,684	$11,744	$14,812

Non-Cash Activity: Right-of-use assets obtained in exchange for lease obligations	2022	2021	2022	2021
Operating leases	$1,264	$989	$2,429	$5,418
Finance leases	54	189	969	6,345
Total	$1,318	$1,178	$3,398	$11,763

Weighted-average remaining lease terms and discount rates for finance and operating leases are as follows as of September 30, 2022 and December 31, 2021, respectively:

	September 30, 2022	December 31, 2021
Weighted-average remaining lease term - finance leases	14.9 years	15.8 years
Weighted-average remaining lease term - operating leases	4.8 years	5.0 years
Weighted-average discount rate - finance leases	6.37%	6.43%
Weighted-average discount rate - operating leases	8.07%	7.10%

Notes to Financial Statements	Revenue

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

The following tables disaggregate the company’s revenues by major source and by reportable segment for the three and nine months ended September 30, 2022 and September 30, 2021 (in thousands):

	Three Months Ended September 30, 2022
	Product	Service	Total
Europe	$94,723	$2,764	$97,487
North America	65,068	246	65,314
All Other	6,380	1,227	7,607
Total	$166,171	$4,237	$170,408
% Split	98%	2%	100%

	Nine Months Ended September 30, 2022
	Product	Service	Total
Europe	$319,467	$8,867	$328,334
North America	208,776	575	209,351
All Other	19,067	3,661	22,728
Total	$547,310	$13,103	$560,413
% Split	98%	2%	100%

	Three Months Ended September 30, 2021
	Product	Service	Total
Europe	$123,671	$3,355	$127,026
North America	87,936	118	88,054
All Other	7,788	1,332	9,120
Total	$219,395	$4,805	$224,200
% Split	98%	2%	100%

	Nine Months Ended September 30, 2021
	Product	Service	Total
Europe	$351,680	$9,417	$361,097
North America	259,623	652	260,275
All Other	21,010	3,884	24,894
Total	$632,313	$13,953	$646,266
% Split	98%	2%	100%

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

Depending on the terms of the contract, the company may defer the recognition of a portion of the revenue at the end of a reporting period to align with transfer of control of the company’s products to the customer. In addition, to the extent performance obligations are satisfied over time, the company defers revenue recognition until the performance obligations are satisfied. As of September 30, 2022 and December 31, 2021, the company had deferred revenue of $1,903,000 and $4,156,000, respectively, related to outstanding performance obligations with substantially all expected to be recognized as revenue within a year.

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

As of September 30, 2022, 3,667 Class B Common Shares remained outstanding. Prior conversions of Class B Common Shares have virtually eliminated the company’s dual class voting structure. As of September 30, 2022, the holders of the Common Shares represented approximately 99.9% of the company’s total outstanding voting power.

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
The Compensation and Management Development Committee of the Board (the “Compensation Committee”), in its discretion, may grant an award under the 2018 Plan to any director or employee of the company or an affiliate. As of September 30, 2022, 5,507,144 Common Shares were available for future issuance under the 2018 Plan in connection with the following types of awards with respect to the company's Common Shares: incentive stock options, nonqualified stock options, SARs, restricted stock, restricted stock units, unrestricted stock and performance shares. The Compensation Committee also may grant performance units that are payable in cash. The Compensation Committee has the authority to determine which participants will receive awards, the amount of the awards and the other terms and conditions of the awards.
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

The amounts of equity-based compensation expense recognized as part of SG&A expenses in All Other in business segment reporting were as follows (in thousands):

	For the Nine Months Ended September 30,
	2022	2021
Restricted stock and restricted stock units	$2,653	$4,570
Performance shares and performance share units	(814)	799
Total stock-based compensation expense	$1,839	$5,369

As of September 30, 2022, unrecognized compensation expense related to equity-based compensation arrangements granted under the company's 2018 Plan, which is related to non-vested awards, was as follows (in thousands):

September 30, 2022
Restricted stock and restricted stock units	$2,826
Performance shares and performance share units	168
Total unrecognized stock-based compensation expense	$2,994
Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures and for updated vesting assumptions for the performance share awards (refer to "Performance Shares and Performance Share Units" below). No tax benefits for stock compensation were realized during the three and nine months ended September 30, 2022 and 2021, respectively, due to a valuation allowance against deferred tax assets. In accordance with ASC 718, any tax benefits resulting from tax deductions in excess of the compensation expense recognized is classified as a component of financing cash flows.

Stock Options

Generally, non-qualified stock option awards have a term of ten years and were granted with an exercise price per share equal to the fair market value of the company’s Common Shares on the date of grant.

The following table summarizes information about stock option activity for the nine months ended September 30, 2022:

			Weighted Average Exercise Price
Options outstanding at January 1, 2022	750,159		$12.69
Expired	(107,987)		13.48
Options outstanding at September 30, 2022	642,172		$12.55
Options exercise price range at September 30, 2022	$12.15	to	$14.49
Options exercisable at September 30, 2022	642,172
Shares available for grant under the 2018 Plan at September 30, 2022*	5,507,144
________
 *    Shares available for grant under the 2018 Plan as of September 30, 2022 are reduced by awards and increased by forfeitures or expirations. At September 30, 2022, an aggregate of 910,624 Common Shares underlie awards which were forfeited or expired unexercised under the 2003 and 2013 Plans and thus are available for future issuance under the 2018 Plan upon transfer.

The following table summarizes information about stock options outstanding at September 30, 2022:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at September 30, 2022	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2022	Weighted Average Exercise Price
$12.15 – $14.49	642,172	0.8	$12.55	642,172	$12.55

Notes to Financial Statements	Equity Compensation

The 2018 Plan provides for a one-year minimum vesting period for stock options and, generally, options must be exercised within ten years from the date granted. No stock options were issued in 2022 or 2021.

Restricted Stock and Restricted Stock Units

The following table summarizes information about restricted stock and restricted stock units (primarily for non-U.S. recipients):

		Weighted Average Fair Value
Stock / Units unvested at January 1, 2022	1,160,847	$8.17
Granted	1,321,249	1.37
Vested	(553,071)	8.43
Forfeited	(741,679)	4.30
Stock / Units unvested at September 30, 2022	1,187,346	$2.90

The restricted awards generally vest ratably over the three years after the award date. Unearned restricted awards compensation, determined as the market value of the shares at the date of grant, is being amortized on a straight-line basis over the vesting period as adjusted for forfeiture estimates.

Performance Shares and Performance Share Units

The following table summarizes information about performance shares and performance share units (primarily for non-U.S. recipients):

		Weighted Average Fair Value
Shares / Units unvested at January 1, 2022	972,288	$7.76
Granted	460,187	1.48
Forfeited	(942,201)	5.79
Shares / Units unvested at September 30, 2022	490,274	$5.67

During the nine months ended September 30, 2022, performance shares and performance share units (for non-U.S. recipients) were granted. Performance awards have a three year performance period with payouts based on achievement of certain performance goals. The awards are classified as equity awards as they will be settled in Common Shares upon vesting. The number of shares earned will be determined at the end of the three year performance period based on achievement of performance criteria for January 1, 2020 through December 31, 2022, January 1, 2021 through
December 31, 2023 and January 1, 2022 through December 31, 2024, respectively established by the Compensation Committee at the time of grant. Recipients will be entitled to receive a number of Common Shares equal to the number of performance shares that vest based upon the levels of achievement which may range between 0% and 150% of the target number of shares with the target being 100% of the initial grant.

The fair value of the performance awards is based on the stock price on the date of grant discounted for the estimated value of dividends foregone as the awards are not eligible for dividends except to the extent vested. The grant fair value is further updated each reporting period while variable accounting applies. The company assesses the probability that the performance targets will be met with expense recognized whenever it is probable that at least the minimum performance criteria will be achieved. Depending upon the company's assessment of the probability of achievement of the goals, the company may not recognize any expense associated with performance awards in a given period, may reverse prior expense recorded or record additional expense to recognize the cumulative estimated achievement level of proportionate term of the award. Performance award compensation expense is generally expected to be recognized over three years. The company continues to recognize expense (benefit) related to the awards granted in 2020, 2021 and 2022 based on estimates that the performance goals for those awards will be or will not be met.

Notes to Financial Statements	Accumulated Other Comprehensive Income

Accumulated Other Comprehensive Income (Loss) by Component

Changes in accumulated other comprehensive income (loss) ("OCI") (in thousands):

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
June 30, 2022	$(13,347)	$1,548	$462	$1,453	$(9,884)
OCI before reclassifications	(31,883)	(2,168)	155	59	(33,837)
Amount reclassified from accumulated OCI	—	—	(110)	(1,275)	(1,385)
Net current-period OCI	(31,883)	(2,168)	45	(1,216)	(35,222)
September 30, 2022	$(45,230)	$(620)	$507	$237	$(45,106)

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
December 31, 2021	$18,961	$2,127	$(4,101)	$1	$16,988
OCI before reclassifications	(64,191)	(2,747)	4,772	2,197	(59,969)
Amount reclassified from accumulated OCI	—	—	(164)	(1,961)	(2,125)
Net current-period OCI	(64,191)	(2,747)	4,608	236	(62,094)
September 30, 2022	$(45,230)	$(620)	$507	$237	$(45,106)

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
June 30, 2021	$60,381	$2,146	$(4,069)	$(1,379)	$57,079
OCI before reclassifications	(19,155)	(47)	(209)	944	(18,467)
Amount reclassified from accumulated OCI	—	—	182	309	491
Net current-period OCI	(19,155)	(47)	(27)	1,253	(17,976)
September 30, 2021	$41,226	$2,099	$(4,096)	$(126)	$39,103

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
December 31, 2020	$50,329	$(517)	$(3,674)	$(702)	$45,436
OCI before reclassifications	(9,103)	2,616	(440)	(643)	(7,570)
Amount reclassified from accumulated OCI	—	—	18	1,219	1,237
Net current-period OCI	(9,103)	2,616	(422)	576	(6,333)
September 30, 2021	$41,226	$2,099	$(4,096)	$(126)	$39,103

Notes to Financial Statements	Accumulated Other Comprehensive Income

Reclassifications out of accumulated OCI were as follows (in thousands):

	Amount reclassified from OCI		Amount reclassified from OCI		Affected line item in the Statement of Comprehensive (Income) Loss
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Defined Benefit Plans
Service and interest costs	$(110)	$182	$(164)	$18	Selling, general and administrative expenses
Tax	—	—	—	—	Income taxes
Total after tax	$(110)	$182	$(164)	$18

Derivatives
Foreign currency forward contracts hedging sales	$(68)	$476	$(125)	$657	Net sales
Foreign currency forward contracts hedging purchases	(1,263)	(92)	(1,997)	746	Cost of products sold
Total loss (income) before tax	(1,331)	384	(2,122)	1,403
Tax	56	(75)	161	(184)	Income taxes
Total after tax	$(1,275)	$309	$(1,961)	$1,219

Notes to Financial Statements	Charges Related to Restructuring Activities

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

For the nine months ended September 30, 2022, severance and other charges totaled $16,383,000 which were related to North America of $5,534,000, Europe of $9,766,000 and All Other of $1,083,000. Payments for the nine months ended September 30, 2022 were $10,789,000 and the cash payments were funded with the company's cash on hand. The 2022 charges are expected to be paid out within 12 months.

For the nine months ended September 30, 2021, charges totaled $2,476,000 which were related to North America of $975,000 and Europe of $1,501,000. In North America costs were incurred related to severance. The European charges were for severance costs $895,000 and contract terminations $606,000, primarily related to the closure of a German manufacturing facility. Payments for the nine months ended September 30, 2021 were $7,367,000 and the cash payments were funded with company's cash on hand.
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

A progression by reporting segment of the accruals recorded as a result of the restructuring for the nine months ended September 30, 2022 is as follows (in thousands):

	Severance	Other	Total
December 31, 2021 Balances
North America	$482	$—	$482
Total	482	—	482
Charges
North America	1,124	538	1,662
Europe	2,119	—	2,119
All Other	9	—	9
Total	3,252	538	3,790
Payments
North America	(422)	(538)	(960)
Europe	(367)	—	(367)
All Other	(9)	—	(9)
Total	(798)	(538)	(1,336)
March 31, 2022 Balances
North America	1,184	—	1,184
Europe	1,752	—	1,752
Total	$2,936	$—	$2,936
Charges
North America	$542	998	$1,540
Europe	1,288	1,325	2,613
Total	1,830	2,323	4,153
Payments
North America	(768)	(442)	(1,210)
Europe	(1,254)	(624)	(1,878)
Total	(2,022)	(1,066)	(3,088)
June 30, 2022 Balances
North America	958	556	1,514
Europe	1,786	701	2,487
Total	$2,744	$1,257	$4,001
Charges
North America	116	2,216	2,332
Europe	1,033	4,001	5,034
All Other	1,074	—	1,074
Total	2,223	6,217	8,440
Payments
North America	(438)	(1,807)	(2,245)
Europe	(1,067)	(3,041)	(4,108)
All Other	(12)	—	(12)
Total	(1,517)	(4,848)	(6,365)
September 30, 2022 Balances
North America	636	965	1,601
Europe	1,752	1,661	3,413
All Other	1,062	—	1,062
Total	$3,450	$2,626	$6,076

Notes to Financial Statements	Income Taxes

Income Taxes

The company had an effective tax rate of 2.8% and 4.1% on losses before tax for the three and nine months ended September 30, 2022, respectively, compared to a statutory benefit of 21.0% on the pre-tax loss for each period. The company had an effective tax rate of 8.8% and 11.3% on losses before tax for the three and nine months ended September 30, 2021, respectively, compared to a statutory benefit of 21.0% on the pre-tax loss for each period. The company's effective tax rate for the three and nine months ended September 30, 2022 and September 30, 2021 were unfavorable as compared to the U.S. federal statutory rate, principally due to the negative impact of the company not being able to record tax benefits related to the significant losses in countries which had tax valuation allowances. The effective tax rate was increased for the three and nine months ended September 30, 2022 and September 30, 2021 by certain taxes outside the United States, excluding countries with tax valuation allowances, that were at an effective rate higher than the U.S. statutory rate.

Notes to Financial Statements	Net Income (Loss) Per Common Share

Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated.

(In thousands except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Basic
Weighted average common shares outstanding	37,537	35,013	36,073	34,826

Net loss	$(34,354)	$(22,759)	$(80,494)	$(47,501)

Net loss per common share	$(0.92)	$(0.65)	$(2.23)	$(1.36)

Diluted
Weighted average common shares outstanding	37,537	35,013	36,073	34,826
Share options and awards	143	475	168	545
Weighted average common shares assuming dilution	37,680	35,488	36,241	35,371

Net loss	$(34,354)	$(22,759)	$(80,494)	$(47,501)

Net loss per common share *	$(0.92)	$(0.65)	$(2.23)	$(1.36)
________
* Net loss per common share assuming dilution calculated utilizing weighted average shares outstanding-basic for the periods in which there was a net loss.
For the three and nine months ended September 30, 2022, shares associated with equity compensation awards of 1,659,909 and 1,120,192, respectively, and for the three and nine months ended September 30, 2021, shares associated with equity compensation awards of 1,432,833 and 1,163,526, respectively, were excluded from the weighted average common shares assuming dilution as incremental shares were antidilutive.

At September 30, 2022, the majority of the antidilutive incremental shares were awards granted at an exercise price above $12.14, which was higher than the average fair market value price of $1.05 and $1.50 for the three and nine months ended September 30, 2022. At September 30, 2021, the majority of the antidilutive incremental shares were awards granted at an exercise price above $14.49, which was higher than the average fair market value price of $7.30 and $8.30 for the three and nine months ended September 30, 2021.

For the three and nine months ended September 30, 2022 and September 30, 2021, respectively, no shares were included in the common shares assuming dilution related to the company's issued warrants as the average market price of the company shares for these periods did not exceed the strike price of the warrants.

Further, upon adoption of ASU 2020-06, effective in 2021 for the company, use of the if-converted earnings per share method is required. However, no shares were included in the weighted average common shares assuming dilution for the three and nine months ended September 30, 2022 and September 30, 2021 related to the company's convertible senior notes as conversion prices were above the company's average stock price for the periods and other requirements for the notes to be convertible to shares were not met.

Notes to Financial Statements	Concentration of Credit Risk

Concentration of Credit Risk

The company manufactures and distributes durable medical equipment to the home health care, retail and extended care markets. The company performs credit evaluations of its customers’ financial condition. The company utilizes De Lage Landen, Inc. (“DLL”), a third-party financing company, to provide lease financing to Invacare's U.S. customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a recourse obligation of $2,071,000 at September 30, 2022 to DLL for events of default under the contracts, which total $8,588,000 at September 30, 2022. Guarantees, ASC 460, requires the company to record a guarantee liability as it relates to the limited recourse obligation. As such, the company has recorded an immaterial liability for this guarantee obligation within other long-term obligations. The company's recourse is reevaluated by DLL biannually, considers activity between the biannual dates and excludes any receivables purchased by the company from DLL. The company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with Receivables, ASC 310-10-05-4. Credit losses are provided for in the financial statements.

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

The company has historically not recognized any material amount of ineffectiveness related to forward contract cash flow hedges because the company generally limits its hedges to between 50% and 90% of total forecasted transactions for a given entity’s exposure to currency rate changes and the transactions hedged are recurring in nature. Furthermore, most of the hedged transactions are related to intercompany sales and purchases for which settlement occurs on a specific day each month. Forward contracts with a total notional amount in USD of $67,853,000 and $90,800,000 matured during the nine months ended September 30, 2022 and September 30, 2021, respectively, compared to $29,189,000 and $32,685,000 during the three month ended September 30, 2022 and September 30, 2021, respectively.

Notes to Financial Statements	Derivatives

Outstanding foreign currency forward exchange contracts qualifying and designated for hedge accounting treatment were as follows (in thousands USD):

	September 30, 2022		December 31, 2021
	Notional Amount	Unrealized Net Gain (Loss)	Notional Amount	Unrealized Net Gain (Loss)
USD / EUR	3,492	441	—	—
USD / CAD	4,523	(343)	—	—
EUR / GBP	5,961	179	—	—
EUR / NOK	689	(5)	—	—
NOK / SEK	1,089	(43)	—	—
USD / MXN	1,089	70	23	1
	$16,843	$299	$23	$1

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

Foreign currency forward exchange contracts not qualifying or designated for hedge accounting treatment, as well as ineffective hedges, entered into in 2022 and 2021, respectively, and outstanding were as follows (in thousands USD):

	September 30, 2022		December 31, 2021
	Notional Amount	Gain (Loss)	Notional Amount	Gain (Loss)
USD / AUD	$1,194	$104	$3,792	$(57)
USD / CAD	19,765	(272)	14,556	(24)
USD / EUR	73,507	(1,852)	70,454	(1,104)
USD / DKK	5,099	(137)	10,850	(257)
USD / GBP	—	—	4,028	32
USD / NOK	4,790	(467)	2,352	(81)
USD / SEK	1,880	(72)	2,344	(131)
EUR / GBP	1,200	36	—	—
EUR / NOK	1,099	(8)	—	—
AUD / NZD	17,082	(163)	7,366	(17)
USD / THB	4,310	278	4,500	86
EUR / SEK	2,353	(10)	—	—
	$132,279	$(2,563)	$120,242	$(1,553)

Notes to Financial Statements	Derivatives

The fair values of the company’s derivative instruments were as follows (in thousands):

	September 30, 2022		December 31, 2021
	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	$690	$391	$1	$—
Derivatives not designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	1,936	4,499	385	1,938
Total derivatives	$2,626	$4,890	$386	$1,938

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

The effect of derivative instruments on Accumulated Other Comprehensive Income (Loss) (OCI) and the condensed consolidated Statements of comprehensive income (loss) was as follows (in thousands):

Derivatives (foreign currency forward exchange contracts) in ASC 815 cash flow hedge relationships	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended September 30, 2022
Foreign currency forward exchange contracts	$59	$1,275	$1,002
Nine months ended September 30, 2022
Foreign currency forward exchange contracts	$2,197	$1,961	$1,117
Three months ended September 30, 2021
Foreign currency forward exchange contracts	$944	$(309)	$51
Nine months ended September 30, 2021
Foreign currency forward exchange contracts	$(643)	$(1,219)	$(37)

Derivatives (foreign currency forward exchange contracts) not designated as hedging instruments under ASC 815			Amount of Gain (Loss) Recognized in Income on Derivatives
Three months ended September 30, 2022
Foreign currency forward exchange contracts			$2,072
Nine months ended September 30, 2022
Foreign currency forward exchange contracts			$(2,563)
Three months ended September 30, 2021
Foreign currency forward exchange contracts			$(592)
Nine months ended September 30, 2021
Foreign currency forward exchange contracts			$(1,315)
The gains or losses recognized as the result of the settlement of cash flow hedge foreign currency forward contracts are recognized in net sales for hedges of inventory sales and in cost of products sold for hedges of inventory purchases. For the three and nine months ended September 30, 2022, net sales were increased by $68,000 and $125,000, while cost of products sold was decreased by $1,263,000 and $1,997,000 for net pre-tax realized gains of $1,331,000 and
$2,122,000, respectively. For the three and nine months ended September 30, 2021, net sales were decreased by $476,000 and $657,000 while cost of products sold was decreased by $92,000 and increased by $746,000 for net realized pre-tax losses of $384,000 and $1,403,000, respectively.

A gain of $2,072,000 and $2,563,000 was recognized in selling, general and administrative (SG&A) expenses for the

Notes to Financial Statements	Derivatives

three and nine months ended September 30, 2022 compared to a loss of $592,000 and a loss of $1,315,000 for the three and nine months ended September 30, 2021 related to forward contracts not designated as hedging instruments. The forward contracts were entered into to offset gains/losses that were also recorded in SG&A expenses on intercompany trade receivables or payables. The gains/losses on the non-designated hedging instruments were substantially offset by gains/losses on intercompany trade payables.

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

During the third quarter of 2022, the company entered into privately negotiated Secured Convertible 2026 Notes of $31,106,000 in aggregate principal amount. Convertible debt conversion liabilities of $1,423,000 were recorded based on initial fair values and these fair values are updated quarterly with the offset to the income statement. Refer to "Long-Term Debt" in the notes to the condensed consolidated financial statements for more detail.
The fair values of the outstanding convertible note derivatives as of September 30, 2022 and their effect on the Statement of Comprehensive Income (Loss) were as follows (in thousands):

		Gain
	Fair Value	Three and Nine Months Ended
	September 30, 2022	September 30, 2022
Secured Convertible 2026 Notes conversion long-term liability	$473	$950
The secured convertible 2026 notes conversion liability amounts are included in Other Long-Term Obligations in the company's condensed consolidated balance sheets.

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
The following table provides a summary of the company’s assets and liabilities that are measured on a recurring basis (in thousands):

	Basis for Fair Value Measurements at Reporting Date
	Quoted Prices in Active Markets for Identical Assets / (Liabilities)	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Level I	Level II	Level III
September 30, 2022
Forward exchange contracts—net	—	$(2,264)	—
Secured convertible 2026 debt conversion liability	—	(473)	—
December 31, 2021
Forward exchange contracts—net	—	$(1,552)	—

The carrying values and fair values of the company’s financial instruments are as follows (in thousands):

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$45,439	$45,439	$83,745	$83,745
Forward contracts in Other current assets	2,626	2,626	386	386
Forward contracts in Accrued expenses	(4,890)	(4,890)	(1,938)	(1,938)
Total debt (including current maturities of long-term debt) *	(335,279)	(272,485)	(308,129)	(259,472)
2022 Notes	—	—	(2,642)	(2,632)
Series I 2024 Notes	(72,341)	(62,887)	(72,140)	(64,897)
Series II 2024 Notes	(75,764)	(63,963)	(78,251)	(74,165)
2026 Notes	(80,898)	(36,832)	(119,036)	(81,718)
2026 Secured Notes	(27,463)	(25,369)	—	—
2026 Term Loan	(59,724)	(64,345)	—	—
Other	(19,089)	(19,089)	(36,060)	(36,060)
Secured convertible 2026 debt conversion liability in Other Long-Term Obligations	(473)	(473)	—	—
________
* The company's total debt is shown net of discount and fees associated with the convertible senior notes and term loan due in 2022, 2024 and 2026 on the company's condensed consolidated balance sheets. Accordingly, the fair values due in 2022, 2024 and 2026 are included in the long-term debt presented in this table are also shown net of fees. Total debt amounts exclude operating and finance lease obligations.

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

Total debt: Fair value for the company’s convertible debt other than the 2026 Secured Notes and Term Loan is based on quoted market-based estimates as of the end of the period, while the revolving credit facility fair value is based on an estimate of the market for similar borrowing arrangements. The fair values are deemed to be categorized as Level 2 in the fair value hierarchy. The 2026 Secured Notes and Term Loan fair values are based on valuation models in which significant inputs are observable in active markets. The fair values are deemed to be categorized as Level 2. Other total debt is primarily attributable to credit facilities borrowings where the carrying value reported in the balance approximates its fair value.

Convertible debt derivative: The fair value for the convertible debt conversion liability is based on valuation models in which significant inputs are observable in active markets. The fair values are deemed to be categorized as Level 2.

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

Notes to Financial Statements	Business Segments

The information by segment is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues from external customers
Europe	$97,487	$127,026	$328,334	$361,097
North America	65,314	88,054	209,351	260,275
All Other (Asia Pacific)	7,607	9,120	22,728	24,894
Consolidated	$170,408	$224,200	$560,413	$646,266
Intersegment revenues
Europe	$2,763	$6,221	$11,327	$17,758
North America	5,738	15,044	24,274	45,903
Consolidated	$8,501	$21,265	$35,601	$63,661
Restructuring charges before income taxes
Europe	$5,034	$255	$9,766	$1,501
North America	2,332	122	5,534	975
All Other	1,074	—	1,083	—
Consolidated	$8,440	$377	$16,383	$2,476
Operating income (loss)
Europe	$(2,588)	$9,554	$4,126	$18,378
North America	(15,007)	(1,523)	(29,607)	(2,308)
All Other	(6,391)	(3,856)	(21,981)	(19,025)
Charges related to restructuring activities	(8,440)	(377)	(16,383)	(2,476)
Impairment of an intangible asset	(1,012)	—	(1,012)	—
Impairment of goodwill	—	(28,564)	—	(28,564)
Consolidated operating loss	(33,438)	(24,766)	(64,857)	(33,995)
Net gain on convertible debt derivatives	950	—	950	—
Net gain on debt extinguishment	6,398	10,131	6,398	9,422
Net interest expense	(7,344)	(6,284)	(19,825)	(18,098)
Loss before income taxes	$(33,434)	$(20,919)	$(77,334)	$(42,671)

Notes to Financial Statements	Business Segments

Net sales by product, are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Europe
Lifestyle	$46,881	$61,683	$162,942	$181,628
Mobility and Seating	43,778	56,535	139,010	152,660
Respiratory Therapy	2,262	4,225	11,847	13,613
Other(1)	4,566	4,583	14,535	13,196
	$97,487	$127,026	$328,334	$361,097
North America
Lifestyle	$34,379	$38,666	$102,516	$114,951
Mobility and Seating	23,453	28,414	74,876	82,243
Respiratory Therapy	7,236	20,856	31,384	62,429
Other(1)	246	118	575	652
	$65,314	$88,054	$209,351	$260,275
All Other (Asia Pacific)
Mobility and Seating	$3,311	$3,171	$8,989	$9,239
Lifestyle	2,556	3,230	8,239	8,736
Respiratory Therapy	407	1,215	1,538	2,547
Other(1)	1,333	1,504	3,962	4,372
	$7,607	$9,120	$22,728	$24,894

Total Consolidated	$170,408	$224,200	$560,413	$646,266
   ________________________
(1)Includes various services, including repair services, equipment rentals and external contracting.

Notes to Financial Statements	Contingencies

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The company is at times exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. An increase of 1% to variable rate debt outstanding at September 30, 2022 would increase interest expense $834,000 annually. Additionally, the company operates internationally and, as a result, is exposed to foreign currency fluctuations. Specifically, the exposure results from intercompany loans, intercompany sales or payments and third-party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized to hedge intercompany purchases and sales as well as third-party purchases and sales. The company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the company's financial condition or results of operations.

The company is party to the ABL Credit Agreement which became effective on July 26, 2022. Accordingly, while the company is exposed to increases in interest rates, its exposure to the volatility of the current market environment is currently limited until the ABL Credit Agreement expires. The ABL Credit Agreement and Highbridge Loan Agreement contain customary default provisions, with certain grace periods and exceptions, which provide that events of default that include, among other things, failure to pay amounts due, breach of covenants, representations or warranties, bankruptcy, the occurrence of a material adverse effect, exclusion from any medical reimbursement program, and an interruption of any material manufacturing facilities for more than ten consecutive days. Should the company fail to comply with these requirements, the company would potentially have to attempt to obtain alternative financing and thus likely be required to pay much higher interest rates.

Item 4.    Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures
As of September 30, 2022, an evaluation was performed, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of September 30, 2022, in ensuring that information required to be disclosed by the company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
The company’s ability to make scheduled payments of the principal of, to pay interest on or to refinance its indebtedness depends on its future performance, which is subject to economic, financial, competitive and other factors beyond its control, including uncertainties related to the company’s supply chain. Pandemic-related supply chain challenges, as well as supplier delivery holds resulting from past due payables, have had, and may continue to have, the effect of interrupting production and negatively impacting the company’s ability to fulfill orders and generate sales and cash flow. The company’s business may not generate cash flow from operations in the future sufficient to service its debt and make necessary capital expenditures. If the company is unable to generate such cash flow, it may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. The company’s ability to refinance its indebtedness will depend on the capital markets and its financial condition at such time. The company may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the company’s debt obligations.
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
If the company cannot regain compliance with the NYSE’s continued listing standards, the NYSE may delist the company’s common shares, which could negatively affect the company, the price of its common shares and shareholders’ ability to sell the company’s common shares and may lead to potential events of default on existing debt instruments.

On September 23, 2022, the company was notified by the NYSE that the company was not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of the company’s common shares was less than $1.00 per share over a consecutive 30 trading-day period. The company intends to cure the stock price deficiency and to return to compliance with the NYSE continued listing standard. The company can regain compliance at any time within the six-month period following receipt of the NYSE notice if on the last trading day of any calendar month during the six-month period the company has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. The company intends to consider available alternatives, including but not limited to, a reverse stock split, subject to shareholder approval no later than at the company’s next annual meeting of shareholders, if necessary to cure the stock price non-compliance. Under the NYSE’s rules, if the company determines that it will cure the stock price deficiency by taking an action that will require shareholder approval at its next annual meeting of shareholders, the price condition will be deemed cured if the price promptly exceeds $1.00 per share, and the price remains above that level for at least the following 30 trading days.

If the company fails to regain compliance with Section 802.01C of the NYSE Listed Company Manual by the end of the cure period, the common shares will be subject to the NYSE’s suspension and delisting procedures. In addition, if the company’s average global market capitalization over a consecutive 30 trading-day period drops below $15.0 million, the NYSE will initiate delisting proceedings without a cure period in which the company can regain compliance. While the company intends to regain compliance with the NYSE listing standards, there is no assurance that the company’s efforts will be successful, nor is there any assurance that the company will remain in compliance with Section 802.01C of the NYSE Listed Company Manual or other NYSE continued listing standards in the future.

Part II	Other Information

A suspension and delisting of the company’s common shares could, among other things, further reduce the liquidity and market price of the company’s common shares; reduce the number of investors willing to hold or acquire the company’s common shares; negatively impact the company’s ability to raise capital through equity financing; and limit the company’s ability to issue additional securities or obtain additional financing in the future. A delisting of the common shares could constitute a “fundamental change” under the terms of the company’s outstanding convertible notes, requiring the company to make an offer to repurchase all of the notes at 100% of their principal amount plus accrued and unpaid interest. There is no assurance the company would have sufficient funds available to it to repurchase the notes if required to do so. Failure to repurchase the notes if required could cause an event of default under the convertible notes, which in turn also could cause a cross-default under the company’s credit facilities and term loans, which would permit the holders of the indebtedness to accelerate the maturity thereof and proceed against their collateral and could have a material adverse effect on the company’s business and financial condition as well as its ability to continue as a going concern.

Part II	Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of Common Shares made by the company during the three months ended September 30, 2022.

Period			Total Number of Shares Purchased (1)	Avg. Price Paid Per Share $	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
7/1/2022	-	7/31/2022	—	$—	—	2,453,978
8/1/2022	-	8/31/2022	—	—	—	2,453,978
9/1/2022	-	9/30/2022	192	0.78	—	2,453,978
Total			192	$0.78	—	2,453,978
________
(1)All 192 were repurchased between July 1, 2022 and September 30, 2022 or were surrendered to the company by employees for minimum tax withholding purposes in conjunction with the vesting of restricted shares awarded to the employees or exercise of non-qualified options under the company's equity compensation plans.

(2)In 2001, the Board of Directors authorized the company to purchase up to 2,000,000 Common Shares, excluding any shares acquired from employees or directors as a result of the exercise of options or vesting of restricted shares pursuant to the company’s performance plans. The Board of Directors reaffirmed its authorization of this repurchase program on November 5, 2010, and on August 17, 2011 authorized an additional 2,046,500 shares for repurchase under the plan. To date, the company has purchased 1,592,522 shares under this program, with authorization remaining to purchase 2,453,978 shares. The company purchased no shares pursuant to this Board authorized program during the quarter ended September 30, 2022.

Under the terms of the company's Prior Credit Agreement and ABL Credit Agreement, repurchases of shares by the company generally are not permitted except in certain limited circumstances in connection with the vesting or exercise of employee equity compensation awards.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

After careful evaluation of strategic options and its core revenue streams, the company has decided to discontinue its respiratory line of products. The company will fulfill existing customer orders as possible with inventory on hand. The company expects to discontinue production of respiratory products in the fourth quarter of 2022. The company will continue to produce and supply respiratory parts and service needs of customers and will remain obligated under respiratory-related warranty and regulatory requirements.

In connection with the discontinuation of the respiratory product line, the company incurred charges of $8.7 million of in the third quarter of 2022 related to a write-down of inventory and purchase obligations. As the company ceases production during the fourth quarter of 2022, there may be additional restructuring charges for one-time termination benefits and other asset write-downs related to inventory or fixed assets. The company is unable at this time to estimate the amount or range of amounts of any such additional restructuring charges. The company expects to include such information in an amendment to Form 8-K and/or the company's Annual Report on Form 10-K for the year ended December 31, 2022.

Part II	Other Information

Item 6.    Exhibits

Exhibit No.
4.1	Indenture, dated as of July 26, 2022, by and between Invacare Corporation, the guarantors party thereto, Computershare Trust Company, N.A., as trustee, and GLAS Corporation Limited, as notes collateral agent (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on July 26, 2022).
4.2	Form of 5.68% Convertible Senior Secured Notes due 2026, Tranche I (incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the SEC on July 26, 2022).
4.3	Form of Guarantee (incorporated by reference to Exhibit 4.3 to the Form 8-K filed with the SEC on July 26, 2022).
4.4	Indenture, dated as of July 26, 2022, by and between Invacare Corporation, the guarantors party thereto, Computershare Trust Company, N.A., as trustee, and GLAS Corporation Limited, as notes collateral agent (incorporated by reference to Exhibit 4.4 to the Form 8-K filed with the SEC on July 26, 2022).
4.5	Form of 5.68% Convertible Senior Secured Notes due 2026, Tranche II (incorporated by reference to Exhibit 4.5 to the Form 8-K filed with the SEC on July 26, 2022).
4.6	Form of Guarantee (incorporated by reference to Exhibit 4.6 to the Form 8-K filed with the SEC on July 26, 2022).
4.7	Resale Registration Rights Agreement, dated as of July 26, 2022, by and among Invacare Corporation and the noteholders parties thereto (incorporated by reference to Exhibit 4.7 to the Form 8-K filed with the SEC on July 26, 2022).
10.1	Credit Agreement, dated as of July 26, 2022, among Invacare Corporation, the lenders party thereto, Cantor Fitzgerald Securities, as administrative agent, and GLAS Trust Corporation Limited, as collateral agent (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on July 26, 2022).
10.2	Second Amended and Restated Credit Agreement, dated as of July 26, 2022, by and among Invacare Corporation, the borrowers, guarantors and lenders party thereto, and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on July 26, 2022).
10.3	Cooperation Agreement, dated as of August 22, 2022, by and among Invacare Corporation, Azurite Management LLC and the other parties named therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on August 22, 2022).
10.4	Amendment to Termination Agreement - Ledda (filed herewith).
31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification (filed herewith).
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS*	XBRL instance document
101.SCH*	XBRL taxonomy extension schema
101.CAL*	XBRL taxonomy extension calculation linkbase
101.DEF*	XBRL taxonomy extension definition linkbase
101.LAB*	XBRL taxonomy extension label linkbase
101.PRE*	XBRL taxonomy extension presentation linkbase
104	Cover page of the Quarterly Report on Form 10-Q formatted in Inline XBRL.

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

INVACARE CORPORATION

Date:	November 7, 2022	By:	/s/ Kathleen P. Leneghan
Name: Kathleen P. Leneghan
Title: Senior Vice President and Chief Financial Officer
(As Principal Financial and Accounting Officer and on behalf of the registrant)