Form 10-K
period 2022-12-31
INVACARE CORP
filed 2023-04-14
CIK 742112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————————
FORM 10-K
—————————————————————
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
—————————————————————
Securities registered pursuant to Section 12(b) of the Act: None

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

Large Accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☒	Smaller reporting company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report     Yes  ☐    No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the Filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2022, the aggregate market value of the 32,866,455 Common Shares of the Registrant held by non-affiliates was $42,069,062 and the aggregate market value of the 3,667 Class B Common Shares of the Registrant held by non-affiliates was $4,694. While the Class B Common Shares are not listed for public trading on any exchange or market system, shares of that class are convertible into Common Shares at any time on a share-for-share basis. The market values indicated were calculated based upon the last sale price of the Common Shares as reported by The New York Stock Exchange on June 30, 2022, which was $1.28. For purposes of this information, the 2,744,711 Common Shares and 0 Class B Common Shares which were held by Executive Officers and Directors of the Registrant were deemed to be the Common Shares and Class B Common Shares held by affiliates.
As of April 12, 2023, there were 37,982,425 Common Shares and 3,667 Class B Common Shares outstanding.
Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of December 31, 2022.

INVACARE CORPORATION
2022 ANNUAL REPORT ON FORM 10-K CONTENTS

Table of Contents	Part I
Item 1. Business

Item 1.        Business.

GENERAL

Invacare Corporation (“Invacare,” the “company,” including its subsidiaries, unless otherwise noted) is a leading manufacturer and distributor in its markets for medical equipment used in non-acute care settings. At its core, the company designs, manufactures and distributes medical devices that help people to move, rest and perform essential hygiene. The company provides clinically complex medical device solutions for congenital (e.g., cerebral palsy, muscular dystrophy, spina bifida), acquired (e.g., stroke, spinal cord injury, traumatic brain injury, post-acute recovery, pressure ulcers) and degenerative (e.g., ALS, multiple sclerosis, age related, bariatric) conditions. The company's products are an important component of care for people facing a wide range of medical challenges, from those who are active and heading to work or school each day and may need additional mobility, to those who are cared for in residential care settings, at home and in rehabilitation centers. The company sells its products principally to home medical equipment providers, through retail and e-commerce channels, residential care operators, dealers and government health services in North America, Europe and Asia Pacific. Invacare's products are sold through its worldwide distribution network by its sales force, independent manufacturers' representatives, and distributors.

Invacare is committed to providing medical products that deliver the best clinical value; promote recovery, independence and active lifestyles; and support long-term conditions and palliative care. The company's global tagline - Yes, You Can.® is indicative of the “can do” attitude of many of the people who use the company's products and their care providers. In everything it does, the company strives to leave its stakeholders with its brand promise - Making Life's Experiences Possible®.

The company is a corporation organized under the laws of the State of Ohio in 1971. When the company was first established as a stand-alone enterprise in December 1979, it had $19.5 million in net sales and a limited product line of basic wheelchairs and patient aids. Since then, the company has made approximately fifty acquisitions and, after some recent divestitures to harmonize its portfolio, Invacare's net sales in 2022 were approximately $740 million. Based upon the company's distribution channels, breadth of product lines and net sales, Invacare is a leading company in many of the following medical product categories: custom power wheelchairs; custom manual wheelchairs; electromotive technology to augment wheelchairs and recreational products; recreational adaptive sports products; non-acute bed systems; and patient transfer and bathing equipment.

BANKRUPTCY

On January 31, 2023 (the “Petition Date”), the company and two of its U.S. subsidiaries (collectively, the “Debtors” or “Company Parties”) filed voluntary petitions under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United Sates Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Debtors obtained joint administration of their chapter 11 cases under the caption In re Invacare Corporation, et al., Case No. 23-90068 (CML) (the “Chapter 11 Cases”).

The Debtors continue to operate their business and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. To ensure ordinary course operations, the Company Parties obtained approval from the Bankruptcy Court for certain “first day” motions, including motions to obtain customary relief intended to continue ordinary course operations after the Petition Date.

Restructuring Support Agreement

On January 31, 2023, the Debtors entered into a Restructuring Support Agreement (the “Restructuring Support Agreement” or “RSA”) with certain prepetition stakeholders (the “Consenting Stakeholders”). The Consenting Stakeholders represent holders of at least a majority of the aggregate principal amount of the Company Parties’ debt obligations under various debt agreements. Under the RSA, the Consenting Stakeholders have agreed, subject to certain terms and conditions, to support a financial restructuring (the “Restructuring”) of the existing debt of, existing equity interests in, and certain other obligations of the Debtors, The Restructuring Support Agreement contemplated: (a) the Debtors' entry into the $70 million debtor-in-possession term loan facility; (b) the Debtors' entry into the $17.4 million debtor-in-possession ABL facility; (c) the consummation of a rights offering, backstopped by members of the Ad Hoc Committee of Noteholders (the “Backstop Parties”) pursuant to a certain Backstop Commitment Agreement (as may be modified, amended, or supplemented from time to time, the “Backstop Commitment Agreement”); (d) issuance of the new common equity; (e) exit takeback financing in the form of an Exit Term Loan Facility and Exit Secured Convertible Notes, and (f) as necessary, exit financing in the form of the Exit NA ABL Facility and Exit EMEA ABL Facility.

Part I	Table of Contents
Item 1. Business

Chapter 11 Plan

Since the Petition Date, the Debtors have developed the Restructuring Support Agreement into a chapter 11 plan of reorganization (as may be modified, amended, or supplemented from time to time, the “Plan”). The Plan, among other Plan treatment, contemplates the following:

•Each holder of an allowed term loan claim shall receive (i) with respect to allowed term loan claims representing principal amounts owed, its pro rata share of the exit term loan facility and (ii) with respect to allowed term loan claims representing principal amounts owed, its pro rata share of the exit term loan facility and (ii) with respect to all other allowed term loan claims, payment in full in cash.
•Each holder of an allowed secured notes claim shall receive (i) with respect to allowed secured notes claims representing principal amounts owed, its pro rata share of the exit secured convertible notes and (ii) with respect to all other allowed secured notes claims, payment in full in cash; provided that, if applicable pursuant to and in accordance with the Plan, such holder will also receive its pro rata share of the applicable portion of the excess new money in cash.
•Each holder of an allowed unsecured notes claim shall receive (i) the unsecured noteholder rights, in accordance with the rights offering procedures; (ii) with respect to any residual unsecured notes claims, its share (on a pro rata basis with other holders of allowed unsecured notes claims and holders of allowed general unsecured claims that select the class 6 equity option) of 100% of the new common equity after the distribution of the new common equity on account of the backstop commitment premium (subject to dilution on account of the exit secured convertible notes, the new convertible preferred equity, the backstop commitment premium, and the management incentive plan); (iii) and the distributions in respect of its litigation trust interests, to the extent provided in the Plan.
•Each holder of an allowed general unsecured claim shall receive its pro rata either (x) (i) if such holder of an allowed general unsecured claim does not elect to receive the class 6 equity option, the general unsecured claims cash settlement and (ii) its pro rata share of the distributions in respect of its litigation trust interests, to the extent provided in the Plan; or (y) if such holder of an allowed general unsecured claim elects to receive the class 6 equity option in lieu of the general unsecured creditors cash settlement, its share (on a pro rata basis with holders of allowed unsecured notes claims in respect of their residual unsecured notes claims and other holders of allowed general unsecured claims that select the class 6 equity option) of 100% of the new common equity after the distribution of the new common equity on account of the backstop commitment premium (subject to dilution on account of the exit secured convertible notes, the new convertible preferred equity, and the management incentive plan); and (z) its pro rata share of the distributions in respect of its litigation trust interests, to the extent provided in the Plan.
•All existing equity interests shall be discharged, cancelled, released, and extinguished without any distribution, and will be of no further force or effect, and each holder of an existing equity interest shall not receive or retain any distribution, property, or other value on account of such existing equity interest.

Although the company intends to pursue the Restructuring in accordance with the terms set forth in the Plan, there can be no assurance that the company will be successful in completing a restructuring or any other similar transaction on the terms set forth in the Plan, on different terms or at all.

DIP Credit Agreements

The company and certain lenders (the “DIP Parties”) have agreed to a superpriority, senior secured and priming debtor-in-possession term loan credit facility in an aggregate principal amount of $70 million subject to the terms and conditions set forth in the superpriority secured credit agreement dates as of February 2, 2023 (the “Term DIP Credit Agreement”) and a superpriority senior secured and priming debtor-in-possession asset-based revolving facility in an aggregate amount of $17.4 million subject to the terms and conditions set forth in the debtor-in-possession revolving credit and security agreement dated as of February 2, 2023 (the “ABL DIP Credit Agreement” and together with the Term DIP Credit Agreement, the “DIP Credit Agreements”).

The DIP Credit Agreements include conditions precedent, representations and warranties, affirmative and negative covenants, and events of default customary for financings of this type and size. The proceeds of all or a portion of the proposed DIP Credit Agreements may be used for, among other things, post-petition working capital for the company and its subsidiaries, payment of costs to administer the Chapter 11 Cases, payment of expenses and fees of the transactions contemplated by the Chapter 11 Cases, payment of court-approved adequate protection obligations under the DIP Credit Agreements, and payment of other costs in an approved budget and other such purposes permitted under the DIP Credit Agreements.

Table of Contents	Part I
Item 1. Business

The foregoing description of the RSA and the DIP Credit Agreements is not complete and is qualified in its entirety by reference to each of the Restructuring Support Agreement and each DIP Credit Agreement, which were filed on February 1, 2023 on the Current Report on Form 8-K, February 3, 2023 on the Current Report on Form 8-K, as applicable. Additionally, the foregoing description of the Backstop Commitment Agreement is not complete and is qualified in its entirety by reference to the Backstop Commitment Agreement filed in this Annual Report on 10-K.

The company cannot predict the ultimate outcome of its Chapter 11 Cases at this time or the satisfaction of any of the RSA milestones yet to come. For the duration of the company’s Chapter 11 Cases, the company’s operations and ability to develop and execute its business plan are subject to the risks and uncertainties associated with the Chapter 11 process. As a result of these risks and uncertainties, the amount and composition of the company’s assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 Cases, and the description of the company’s operations, properties and liquidity and capital resources included in this annual report may not accurately reflect its operations, properties and liquidity and capital resources following the Chapter 11 process. Refer to “Item 1A. Risk Factors – Bankruptcy” for further discussion of potential adverse effects on the company of the Bankruptcy.

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

Part I	Table of Contents
Item 1. Business

Europe, Middle East and Africa Markets

While the healthcare equipment market in each country in Europe has distinct characteristics, many of the factors driving demand and affecting reimbursement are consistent with those in North America: population aging; more patients with chronic illnesses; an increasing preference to deliver healthcare outside hospitals; and a focus on the use of technology to increase productivity and reduce ancillary costs. Each European country has variations in product specifications and service requirements, regulations, distribution needs and reimbursement policies. These differences, as well as differences in the competitive landscape, require the company to tailor its approach based on the local market and the reimbursement requirements into which the products are being sold. The company's core strategy is to address these distinct markets with global product platforms that are localized with country-specific adjustments as necessary. This is especially the case for power wheelchairs and manual wheelchairs. Customers in all European markets typically make product selections based upon quality, features, alignment with local reimbursement requirements, ability to reduce total cost of care, and customer service.
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

Reimbursement

In most markets, the company does not make significant sales directly to end-users. In some markets, such as the United States, the United Kingdom, New Zealand and certain Scandinavian countries, the company sells directly to a government payor. In other markets, the company's customers purchase products to have available for use by, or re-sale to, end-users. These customers then work with end-users to determine what equipment may be needed to address the end-user's particular medical needs. Products are then provided to the end-user, and the company's customer may seek reimbursement on behalf of the end-user or sell the products, as appropriate. Product mix, pricing and payment terms vary by market. The company believes its market position and technical expertise will allow it to respond to ongoing changes in demand and reimbursement.

PRODUCT CATEGORIES

The company designs, manufactures, markets and distributes products in two key product categories: Mobility and Seating and Lifestyle.

Mobility and Seating
•Power Wheelchairs. This product category includes complex power wheelchairs for individuals who require powered mobility. The company's power wheelchair product offerings include products that can be highly customized to meet an individual end-user's needs, as well as products that are inherently versatile and designed to meet a broad range of requirements. Center-wheel drive power wheelchair lines include the Invacare® TDX® SP2 (Total Driving eXperience) product line and the ROVI® X3 and A3 power base product line, offered through the company's Motion Concepts subsidiary. ROVI® is a registered trademark owned by Shoprider Mobility Products, Inc. The TDX SP2 line of power wheelchairs offers a combination of power, stability and maneuverability, including the Invacare® SureStep® suspension system with Stability Lock and available G-Trac™ Technology. Seating systems offer elevate, power tilt and recline features. The ROVI A3 also offers the Multi-Positioning-Standing-MAXX System (MPS), an innovative, highly adjustable system that provides consumers the medical benefits of adjusting to a standing position throughout the day, adding additional independence, function and accessibility.

The company also offers rear-wheel and front-wheel drive power wheelchair technology through the Invacare® AVIVA® Power Wheelchairs, a new

Table of Contents	Part I
Item 1. Business

generation of power products. The rear-wheel drive chair has become a leader in some markets thanks to its innovation suspension technology. AVIVA® expanded the portfolio and provided new market share opportunities. Several of the company's subsidiaries specialize in the development and implementation of complementary technology designed to enhance the utility of wheelchairs to meet unique and complex physiological needs. For example, Adaptive Switch Labs has developed alternative electronic control systems and human/machine input devices that enable wheelchair and environmental control via alternative interfaces to joysticks, such as sip/puff, and head position inputs. Motion Concepts designs and produces custom powered seating and power positioning systems. Alber GmbH sells innovative power add-on devices that enable manual wheelchair users to have optional electric power to augment manual propulsion and enable caretakers to easily maneuver manual wheelchairs. The company continues to be a leader in this market with unique intellectual property in wheelchair suspension, seating, alternative controls, and electronic components.
•Manual and Custom Manual Wheelchairs. The company provides a wide range of mobility solutions for everyday activities. The company offers a wide range of highly customized and standard box wheelchairs with superior features and functionality. Cross compatible and adjustable across the portfolio with some wheelchairs that can be folded to fit into very small spaces for ease of transportability.
These products are sold for use in the home and in institutional care settings. Users include people who are chronically or temporarily-disabled, require basic mobility with little or no frame modification, and may propel themselves or be moved by a caregiver.
The company's standard / manual wheelchairs are marketed under the Invacare® brand name. Examples include the 9000 and Tracer® wheelchair product lines in North America, as well as the Action family in Europe.

The company also offers custom manual wheelchairs for independent everyday use under the Invacare® brand name. The company markets a premiere line of lightweight, aesthetically-stylish custom manual wheelchairs under the Küschall® brand name. It was relaunched during 2020 and has been continuously growing in customer demand since then. Thanks to new Hydroforming technology, the rigidity and the driving performance of chairs improved significantly while the weight has been reduced. This new technology has allowed Invacare to increase its price in the market and gain competitive advantage.
•Seating and Positioning Products. At the core of care for seated end-users is the need for proper seating and positioning. Invacare designs, manufactures and markets some of the industry's best custom seating and positioning systems, custom molded and modular seat cushions, back supports and accessories to enable care givers to optimize the posture of their patients in mobility products. The Invacare® Seating and Positioning series provides seating solutions for less complex end-user needs. The Invacare® Matrx® Series offers versatile modular seating components with unique proprietary designs and materials designed to optimize pressure management and to help ensure long-term proper posture. The company's Pin Dot® series provides custom molded seat modules that can accommodate the most unique anatomic needs, and that can be adapted to fit with a wide range of mobility products. The company's ability to rapidly produce highly-customized products is highly specialized in the market, and is valued by therapists who need timely solutions for their patient's most complex clinical needs. Through Invacare One Solution, the company promotes its seating solutions integrated with its Manual & Power Wheelchairs offer. This initiative was launched in Europe in 2021 on Küschall® wheelchairs range and rolled out to the rest of the portfolio.
•Power Add-Ons The company sells innovative power add-on devices that enable manual wheelchair users to have optional electric power to augment manual propulsion and enable caretakers to more easily maneuver manual wheelchairs. This product category includes six main product lines: stairclimbers (scalamobil® and scalacombi); push and brake aids (viamobil® and viamobil eco), push-rim activated power assists (e-motionTM, twion®, SMOOV®), Joystick controlled add-on kits (e-fix® and Esprit); Handbikes (e-pilot®) and E-Bike drive train components (neodrives®). Add-on drives can be retrofitted to almost any manual wheelchair. The products are characterized by their light weight design and compactness, which makes them an ideal travel companion. Highly efficient hub motors along with the latest lithium-ion battery technology are used to enhance freedom of movement for users and their caregivers.

Lifestyle Products
•Pressure Relieving Sleep Surfaces. This product category includes a complete line of therapeutic pressure redistributing overlays and mattress replacement systems. Invacare's portfolio consists of

Part I	Table of Contents
Item 1. Business

well-known and respected brand names such as Softform, Dacapo, Propad and microAirTM and offer a broad range of pressure redistributing foam mattresses, hybrid mattresses, and powered mattresses with alternating pressure, low-air-loss, or rotational design features, which redistribute weight and assist with microclimate management. These mattresses are designed to provide comfort, support, and pressure redistribution to those patients who are immobile or have limited mobility; who may have fragile skin or be susceptible to skin breakdown; and who spend long periods in bed. In the last few years, the company has focused within the category on sustainability and reducing complexity within the portfolio.
•Safe Patient Handling. This product category includes products needed to assist caregivers in transferring individuals from surface to surface (e.g., bed to chair). Designed for use in the home or in institutional settings, these products include ceiling and floor lifts, sit-to-stand devices, and a comprehensive line of slings. The company has very strong development in these areas thanks to numerous launches in the last year; Birdie™, Evo, ISA™, and new Optislings.
•Beds. This product category includes a wide variety of Invacare® branded semi-electric and fully-electric bed systems designed for both residential and institutional care for a range of patient sizes. It includes bed accessories, such as bedside rails, overbed tables, and trapeze bars. The company's bed systems introduced the split-spring bed design, which is easier for home medical equipment providers to deliver, assemble and clean than other bed designs. Invacare's bed systems also feature patented universal bed-ends, where the headboard and footboard may be used interchangeably for improved user experience.
•Personal Care. This product category includes a full line of personal care products, including bathing safety aids, such as tub transfer benches and shower chairs, as well as patient care products, such as commodes and other toileting aids. In markets where payors value durable long-lasting devices, especially those markets outside of North America, personal care products continue to be an important part of the company's lifestyle products business.

Other Products and Services

The company also distributes ambulatory aids, such as rollators, walkers, and wheeled walkers, but as of 2020, it has deprioritized and streamlined to improve overall business efficiencies.

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

After careful evaluation of strategic options and its core revenue streams, the company decided to exit its respiratory line of products in the fourth quarter of 2022 and sold assets related to the respiratory product line in January of 2023. In addition, in January 2023, the company sold its Top End® sports and recreational wheelchair product line.

GEOGRAPHIC SEGMENTS
Europe
The company's Europe segment operates as an integrated unit across the European, Middle Eastern and African markets with sales and operations throughout Europe. The Europe segment is coordinated with other global business units for new product development, supply chain resources and additional corporate resources. This segment primarily includes mobility and seating and lifestyle product lines. Products are sold through home healthcare providers and government provider agencies. In total, the Europe segment comprised 58.6%, 57.2% and 55.0% of net sales in 2022, 2021 and 2020, respectively.

North America

The company's North America segment comprises sales and operations throughout the United States, Mexico and Canada. This segment primarily includes mobility and seating and lifestyle product lines. Products are sold through rehabilitation providers, home healthcare providers, and government provider agencies, such as the U.S. Department of Veterans Affairs. The North America segment represented 37.3%, 39.1% and 40.9% of net sales in 2022, 2021 and 2020, respectively.

All Other

All Other combines sales and services operations supporting customers principally in Australia and New Zealand and increasingly in other regions in the Asia Pacific market. All Other included the Dynamic Controls business, until it was divested in March 2020. All Other represented 4.1%, 3.7% and 4.1% of net sales in 2022, 2021 and 2020, respectively.

Table of Contents	Part I
Item 1. Business

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

COMPETITION

The durable medical equipment markets are highly competitive, and Invacare products face significant competition from other well-established manufacturers and distributors in the industry. Each country into which the company sells and markets its products has a set of unique conditions that impact competition, including healthcare coverage, forms and levels of reimbursement, presence of payor and provider structures and various competitors. Many factors may play a role in the selection of products and success of the company including specific features, aesthetics, quality, availability, service levels and price. Various competitors, from time to time, have instituted price-cutting programs in an effort to gain market share, and they may do so again in the future. In addition, reimbursement pressures may continue to persist in major markets, such as the U.S. These pressures have and may again significantly alter market dynamics. Increasingly, customers have access to manufacturers in low-cost locations and are able to source certain products directly in lieu of purchasing from Invacare or its traditional competitors, particularly for less complex products where price is the primary selection criterion.

The company believes that successfully increasing its market share is dependent on its ability to provide value to its customers based on clinical benefits, quality, performance, and durability of the company's products and services. In addition, the company's cost reduction achievements are expected to improve the market competitiveness of its products. Customers also value the technical and clinical expertise of the company's sales force, the effectiveness of the company's distribution system, the strength of its dealer and distributor network, the availability of prompt and reliable service for its products, and the ease of doing business with the company. The company's focus on quality is paramount. By embracing quality in all aspects of the company's activities, the company believes that its products will be better aligned with customer needs and brought to market more quickly, resulting in a better customer experience and economic return.

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
Since the pandemic, the company has utilized webinars and digital events. Starting in 2022, attendance at trade shows has resumed across the European and Middle eastern geographies. The company builds brand awareness through a strong presence in social media (LinkedIn, Facebook, Twitter, YouTube, Instagram) and has a dedicated blog. Invacare continues to increase the knowledge and awareness of its products by interacting with its target audience through various digital marketing channels including Facebook, YouTube, blog, Instagram, LinkedIn and inbound email marketing actions, as well as improving the customer experience with its renewed websites. In some European countries, the company sponsors key events and several individual wheelchair athletes and teams. In addition, every year the company conducts numerous marketing campaigns targeted to dealers, therapists, and end users to promote current and new products.

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

In 2022, the North America sales force was focused on mobility and seating products and lifestyle solutions to

Part I	Table of Contents
Item 1. Business

support customer needs. The sales force is comprised of both inside and outside representatives.

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

The company raises consumer awareness of its products through a strong presence in social and digital media as well as its support of various philanthropic causes benefiting consumers of the company's products. In addition, the company supports disabled veterans with its continuous sponsorship of the National Veterans Wheelchair Games, the largest annual wheelchair sporting event in the world. These sporting events bring a competitive and recreational sports experience to military veterans who, due to spinal cord injury, neurological conditions or amputation, use various assistive technology devices for their mobility needs.
The company's products are distributed through a network of facilities and directly from some manufacturing sites to optimize cost, inventory and delivery performance.
All Other

All Other comprises revenue primarily from Australia and New Zealand and to a lesser extent from other regions of the Asia Pacific market. The New Zealand revenues include rental of durable medical equipment. It uses an employee sales force and service representatives to support this revenue. Complex rehabilitation products are assembled in Thailand and sourced from global sources via a network of distribution nodes designed to optimize cost, inventory and delivery performance.

Sales and marketing efforts in Asia Pacific region are managed within the region and leveraged from other regions of the company. Sponsorship efforts are focused at the grass roots level and around programs designed to introduce people with disabilities to sports as a pathway to inclusion. Invacare APAC is very active on social media and online platforms and has created a community following whereby end-users, dealers, carers and healthcare professionals activity participate in two way discussions, polls, blogs and competitions thereby increasing brand awareness throughout the region. Customers are also encouraged to utilize Invacare marketing capability and skills to assist them in marketing and selling Invacare products through their respective dealerships.

PRODUCT LIABILITY COSTS

The company was self-insured in North America for product liability exposures through its captive insurance company, Invatection Insurance Company, which had a policy year that ran from September 1 to August 31 and insured annual policy losses up to $10,000,000 per occurrence and $13,000,000 in the aggregate. The company has additional layers of external insurance coverage, related to all lines of insurance, insuring up to $75,000,000 in aggregate losses per policy year arising from individual claims anywhere in the world that exceed the captive insurance company policy limits or the limits of the company's per-country foreign liability limits, as applicable. There can be no assurance that Invacare's current insurance levels will continue to be adequate or available at affordable rates.

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

Subsequent to the 2022 year-end and as a result of the bankruptcy filing, Invatection Insurance Company has been dissolved. The company will continue to be self-insured for product liability exposures in North America on a go-forward basis.

PRODUCT DEVELOPMENT AND ENGINEERING

The company's strategy includes developing meaningful new products in key markets and product areas. As the result of work among the company's development groups in North America, Europe and Asia, Invacare launched a series of new innovations in 2022, including the following:

Table of Contents	Part I
Item 1. Business

•Power Wheelchair Product Enhancements: Following innovative features/additions were added to Power Wheelchair offerings:
◦Power elevating and articulating calf panel with optional power down footplate
◦Lateral tilt Ultra Low Maxx seating system on AVIVA Storm RXTM base
◦Knee bolster with rapid connect system for mini Stander seating system
◦Locking outback cantilever recline armrest
◦LNX mini center mount power footrest
◦Interface for Ride Multi-axis back mount
◦Various accessories for conveniently mounting phone, tablet or water bottle or a storage basket.
•Lifestyle Products: Dacapo Green mattress was the major product launch in the Lifestyle category in the lifestyle category.
•Alber: Launched “Erivo” a lightweight, foldable power-wheelchair. It is characterized by easy handling, comfort, compactness and unique design. With just one movement, the Erivo is folded to save space, but at the same time offers excellent seat ergonomics. With its powerful battery, it also covers longer distances with first-class workmanship and high-quality materials.

The engineering teams also focused on portfolio and product optimization projects during the year.

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
Europe
The company's manufacturing and assembly facilities in Europe are operated as centers of excellence, i.e., factories, with specific capabilities. The company manufactures power wheelchair products, wheelchair power add-ons and hygiene products in one single facility in Albstadt, Germany. Manual wheelchair production is based in Fondettes, France. The company manufactures beds in Porto, Portugal and Diö, Sweden for various markets. Invacare manufactures therapeutic support surfaces as well as seating and positioning products in Pencoed, Wales. The Europe segment uses these internal sources and also external sources of finished goods and components to create the portfolio of products it distributes. Products manufactured or assembled in Europe are sold to external European customers as well as to other internal customers.
North America
The company operates several vertically integrated centers of excellence, i.e., factories, in North America, each with specific capabilities: custom powered wheelchairs and seating products in Elyria, OH; manual and passive manual wheelchairs, safe patient handling and patient aids in Reynosa, MX; beds in Sanford, FL; passive manual and pediatric wheelchairs in Simi Valley, CA; and seating and positioning systems in Toronto, Canada. Products designed and produced in North American operations are sold in North America and are shipped as finished goods and as subcomponents to internal and external customers globally.

Asia Pacific

Invacare Asia Pacific assembles components used primarily in rehabilitation products that serve Asia Pacific markets at a facility based in Thailand. The company operates a centralized distribution node in Thailand, with additional nodes in Australia and New Zealand, to supply customer needs while optimizing cost, inventory and service levels.

Part I	Table of Contents
Item 1. Business

STRATEGY

With the changes to senior management and the Board of Directors in the third quarter of 2022, and after careful evaluation of strategic options, the company concluded that the lifestyle and mobility & seating businesses are core to restoring growth and profitability. As a result, the company decided to discontinue the production and sale of respiratory products. This will allow the company to further streamline its operations and improve profitability by focusing resources on lifestyle and mobility & seating products, which continue to experience strong demand. The company will continue to be subject to its warranty and regulatory obligations related to respiratory products.

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

The company intends to continue to make investments in its business improvement initiatives with a focus on improving profitability and free cash flow generation. As a result, the company may take actions which may reduce sales in certain areas, refocus resources away from less profitable activities, and look at its global infrastructure for opportunities to further optimize the business. As part of the company’s efforts to streamline its operations and focus its resources on core product lines that provide the greatest value and financial returns, the company continuously evaluates opportunities and activities, including potential divestitures, which it considers from time to time, particularly if they involve businesses or assets outside of the company’s primary areas of focus.

GOVERNMENT REGULATION

The company is governed by regulations that affect the manufacture, distribution, marketing and sale of its products and regulate healthcare reimbursement that may affect its customers and the company directly. Reimbursement policies differ among and within every country in which the company operates. Changes in regulations, guidelines, procedural precedents, enforcement and healthcare policy take place frequently and can impact the size, growth potential and profitability of products sold in each market.

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

2012 Consent Decree, Taylor Street and Corporate Facilities

Table of Contents	Part I
Item 1. Business

In December 2012, the company became subject to a consent decree of injunction filed by FDA with respect to the company's Corporate Headquarters and its Taylor Street facility's operations in Elyria, Ohio. The consent decree initially limited the company's (i) manufacture and distribution of power and manual wheelchairs, wheelchair components and wheelchair sub-assemblies at or from its Taylor Street manufacturing facility (“Taylor Street Products”), except in verified cases of medical necessity, (ii) design activities related to wheelchairs and power beds that take place at the impacted Elyria facilities and (iii) replacement, service and repair of products already in use and supplied from the Taylor Street manufacturing facility. Under the terms of the consent decree, in order to resume full operations, the company had to successfully complete independent, third-party expert certification audits at the impacted Elyria facilities, comprised of three distinct certification reports separately submitted to, and accepted by, the FDA; submit its own report to the FDA; and successfully complete a reinspection by the FDA of the company's Corporate and Taylor Street facilities.

On July 24, 2017, following its June 2017 reinspection of the Corporate and Taylor Street facilities, the FDA notified the company that it was in substantial compliance with the Federal Food, Drug and Cosmetic Act (“FDA Act”), FDA regulations and the terms of the consent decree and that the company was permitted to resume full operations at those facilities including the resumption of unrestricted sales of products made in those facilities.

Since July 24, 2017, an independent expert audit firm retained by the company retained by the company conducted two semi-annual audits in the first year and then four annual audits in the next four years of the company's Corporate and Taylor Street facilities, as required under the consent decree. The expert audit firm determined that the facilities remained in continuous compliance with the FDA Act, FDA regulations and the terms of the consent decree and issued post-audit reports contemporaneously to the FDA. The FDA has the authority to inspect these facilities and any other FDA registered facility, at any time.

In 2021, FDA conducted an inspection of the company’s Corporate and Taylor Street facilities from May 25 through June 24, 2021. At the close of the inspection, six FDA Form 483 observations were issued, and the company timely responded to FDA, has diligently taken actions to address FDA’s inspectional observations, and has provided FDA regular updates on the corrective actions taken to address these observations. On November 18, 2021, the company received a warning letter from the FDA concerning certain of the inspectional observations in the June 2021 FDA Form 483 related to the complaint handling process, the corrective and preventive action
(“CAPA”) process, and medical device reporting (“MDR”) associated with oxygen concentrators (the “Warning Letter”). On November 16, 2021, the company received a consent decree non-compliance letter from the FDA concerning the same complaint and CAPA handling matters as in the Warning Letter observations but associated with the Taylor Street products (this letter, together with the Warning Letter, the “FDA Letters”). The company timely responded to the FDA Letters, has diligently taken actions to address FDA’s concerns, and has provided FDA with periodic updates on the corrective actions taken to address the matters in the FDA Letters. The company remains committed to resolving the FDA’s concerns; however, it is not possible to predict the outcome or timing of a resolution at this time. There can be no assurance that the FDA will be satisfied with the company’s responses to the FDA Letters, nor any assurance as to the timeframe that may be required for the company to adequately address the FDA’s concerns or whether the matters in the FDA Letters will result in an extension in the duration of the consent decree. See “Item 1A. Risk Factors – Regulatory and Development Risks” for further discussion of potential adverse effects on the company of non-compliance with medical device regulatory requirements. As of the date of filing of this Annual Report on Form 10-K, there has been no impact on the company’s ability to produce and market its products as a result of the FDA Letters.

The FDA conducted an inspection at the company’s Alber GmbH facility in Albstadt, Germany from December 12 through December 15, 2022. At the completion of the inspection, the FDA issued no findings or observations.

The FDA conducted an inspection at the company’s Corporate and Taylor Street facilities from March 1 through March 30, 2023. At the conclusion of the inspection, two FDA Form 483 observations were issued. The company intends to timely respond to the FDA and address the observations.

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

Part I	Table of Contents
Item 1. Business

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

EEA and UK Regulators

The regulation of the company's products in Europe falls primarily within the United Kingdom (“UK”), Switzerland and the European Economic Area (“EEA”), which consists of the European Union member states, as well as Iceland, Liechtenstein and Norway. Only medical devices that comply with certain conformity requirements of the European Medical Device Regulation (“EMDR”) are allowed to be marketed within the EEA. The company's Class I products were in compliance with EMDR as of May 2021. Products that fail to be certified with the EMDR may not be marketed or sold in the European Union.

As a result of Brexit, beginning on January 1, 2021, the company's products sold in the UK have been required to be registered with the Medical and Healthcare Products Regulatory Agency (“MHRA”). Products in conformity with the EMDR and MDD may continue to be marked with their CE marking in the UK until June 2024, after which time products must comply with UK requirements. On May 26, 2021, the EU Commission announced that the Mutual Recognition Agreement between the European Union and Switzerland, which enabled medical devices approved in the European Union to be marketed in Switzerland, was no longer valid. As a result, medical devices must be separately registered with Swissmedic, the Swiss regulatory authority, and the company must comply with Swiss requirements. The regulatory requirements in the UK and Switzerland continue to evolve and the company is monitoring all changes and updates.

In addition, the national health or social security organizations of certain foreign countries, including those outside Europe, require the company's products to be qualified before they can be marketed in those countries.

Other Audit Requirements

Five countries have agreed to work together to harmonize regulations and allow for one single audit to be used to confirm compliance with those countries’ regulations under a program referred to as the Medical Device Single Audit Program, or MDSAP. The five countries that participate include the United States, Canada, Australia, Brazil and Japan. Under the MDSAP, annual surveillance audits of relevant facilities are conducted by a private organization designated by the MDSAP countries referred to as “Notified Body” which assesses conformity with applicable regulations. Under the EMDR and MDD, Notified Bodies have the right to conduct unannounced audits. In addition, the company's facilities in Europe are subject to audits by the applicable medical device regulatory authorities.

Other Quality Accomplishments

In 2022, the company's main facilities in Europe, Asia and North America were again certified as meeting ISO 13485-2016 requirements, a stringent international standard for quality management systems, demonstrating its continued commitment to quality excellence.

National Competitive Bidding

In the United States, the Centers for Medicare and Medicaid Services, or “CMS”, is a significant payor and governs healthcare reimbursement for Medicare services. From January 2011 through October 2020, CMS conducted its National Competitive Bidding (“NCB”) program to reduce healthcare spending. This program resulted in new,

Table of Contents	Part I
Item 1. Business

lower Medicare payment rates for medical equipment, which negatively influenced the company’s selling prices. As a result, the company’s revenue, profit, and cash flow were also negatively impacted.

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

Although reductions in CMS payments are disruptive to the homecare industry, the company believes it can grow and thrive in this environment. The company expects to continue pursuing productivity initiatives intended to lower the costs to serve customers, in an effort to profitably meet lower customer price targets. The company also produces certain solutions, which can provide lower total cost of business for its customers. The company intends to continue developing solutions that help providers improve profitability and reduce the overall cost of care for payors including service and support of their end-user customers.

BACKLOG

The company generally manufactures its products to meet near-term demands by shipping from stock or by building to order based on the specialized nature of certain products. As a result, the company does not ordinarily have a substantial backlog of orders for any particular product. However, in 2022, the order backlogs in Europe and North America remained elevated as a result of supply chain constraints which affected access to components and finished products.

HUMAN CAPITAL

As of December 31, 2022, the company had approximately 2,800 employees. The company believes that its employees are integral to its success and strive to create a rewarding culture through commitment to its core values of Integrity, Innovation, Leadership, Excellence and Accountability. The company's compensation programs are designed to attract, retain and motivate employees to be part of the company's success. The company provides wages that are locally competitive and globally consistent to reward employees for performance. The company's long-term incentive program is equity based to align leadership with the interests of shareholders.

Invacare is committed to its Environmental, Social and Governance program and embraces diversity, equity and inclusion. The company believes that an innovative workforce needs to be diverse, with skills and perspectives drawn from a broad spectrum of backgrounds and experiences. Global and U.S. demographics include:

December 31, 2022 global gender demographics
	Female	Male
Manager Level and Above	30%	70%
Individual Contributors	43%	57%
Manufacturing and Warehouse Associates	31%	69%
Total Invacare	37%	63%

December 31, 2022 U.S. race and ethnicity demographics
	Total U.S.	M&W [1]	IC [2]	Mgr and Above [3]
Black / African American	10%	16%	7%	3%
Asian	2%	2%	3%	3%
Hispanic / Latino	24%	42%	11%	6%
White	61%	38%	76%	86%
Multiracial, Native American and Pacific Islander	3%	2%	3%	2%
[1] Manufacturing and Warehousing
[2] Individual Contributors (below manager who do not supervise others)
[3] Manager and Above

The company focuses on training employees and conducting self-audits to create a safe work environment.

FOREIGN OPERATIONS AND EXPORT SALES

The company markets its products for export to other foreign countries. In 2022, the company's products were sold in over 100 countries. For information relating to net sales, operating income and identifiable assets of the company's foreign operations, refer to Business Segments in the Notes to the Consolidated Financial Statements.

AVAILABLE INFORMATION

The company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments thereto, as well as proxy

Part I	Table of Contents
Item 1. Business

statements and other documents with the U.S. Securities and Exchange Commission (“SEC”). The SEC maintains a website, http://www.sec.gov, which contains all reports, proxy and information statements and other information filed by the company with the SEC.

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
Item 1. Business

FORWARD-LOOKING INFORMATION

This Form 10-K contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that describe future outcomes or expectations that are usually identified by words such as will,” "may," “should,” “could,” “plan,” “intend,” “expect,” “continue,” "forecast," “believe” and “anticipate,” as well as similar comments, denote forward-looking statements that are subject to inherent uncertainties that are difficult to predict. These include, for example, statements related to the company’s ability to successfully complete a restructuring under Chapter 11. Actual results and events may differ significantly from those expressed or anticipated as a result of various risks and uncertainties, including the potential adverse effects of the Chapter 11 Cases on the company's liquidity and results of operations; the company’s ability to obtain timely approval by the Bankruptcy Court with respect to the motions filed in the Chapter 11 Cases; objections to the company’s recapitalization process, DIP Credit Agreements, or other pleadings filed that could protract the Chapter 11 Cases; employee attrition and the company’s ability to retain senior management and other key personnel due to the distractions and uncertainties; the company’s ability to comply with the restrictions imposed by the terms and conditions of the DIP Credit Agreements and other financing arrangements; the company’s ability to maintain relationships with suppliers, customers, employees and other third parties and regulatory authorities as a result of the Chapter 11 Cases; the effects of the Chapter 11 Cases on the company and on the interests of various constituents, including holders of the company’s common shares; the Bankruptcy Court’s rulings in the Chapter 11 Cases, including the approvals of the terms and conditions of any plan of reorganization and the DIP Credit Agreements, and the outcome of the Chapter 11 Cases generally; the length of time that the company will operate under Chapter 11 protection and the continued availability of operating capital during the pendency of the Chapter 11 Cases; risks associated with third party motions in the Chapter 11 Cases, which may interfere with the company’s ability to consummate a plan of reorganization or an alternative restructuring; increased administrative and legal costs related to the Chapter 11 process; and other litigation and inherent risks involved in a bankruptcy process, on-going supply chain challenges and component shortages; sales and free cash flow trends; the impact of contingency plans and cost containment actions; the company’s liquidity and working capital expectations; the company’s future financial results including expectations as to consolidated and segment revenue, net sales and profitability; the company’s future business plans and similar statements. The availability and cost to the company of needed products, components or raw materials from the company’s suppliers, including delivery delays and production interruptions from pandemic-related supply chain challenges and supplier delivery holds resulting from past due payables; global shortages in, or increasing costs for, transportation and logistics services and capacity; actions that governments, businesses and individuals take in response to the pandemic, including mandatory business closures and restrictions on onsite commercial interactions; the impact of the pandemic or political or geopolitical crises, such as the Russian war with Ukraine, and actions taken in response on global and regional economies and economic activity; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth, including negative conditions attributable to inflationary economic conditions, rising interest rates and credit market volatility; the effects of steps the company has taken or will take to reduce operating costs; the ability of the company to sustain profitable sales growth, achieve anticipated improvements in segment operating performance, convert high inventory levels to cash or reduce its costs; the ability of the company to successfully improve output and convert order backlog into sales; the ability of the company to successfully focus on lifestyle and mobility & seating products; lack of market acceptance of the company's new product innovations; potential adverse effects of revised product pricing and/or product surcharges on revenues or the demand for the company's products; circumstances or developments that may make the company unable to implement or realize the anticipated benefits, or that may increase the costs, of its current and planned business initiatives, in particular the key elements of its growth plans, such as its new product introductions, commercialization plans, additional investments in demonstration equipment, product distribution strategy in Europe, supply chain actions and global information technology insourcing and ERP implementation activities; possible adverse effects on the company's liquidity, including (i) potential adverse effects of the Chapter 11 Cases on the company's liquidity and results of operations, (ii) the company's ability to address future debt maturities or other obligations, including additional debt that may be incurred in the future or (iii) the company's ability to access financing under the reorganization plan (as discussed in the notes to the condensed consolidated financial statements) in the event of a failure to satisfy one or more of the applicable closing conditions; increases in interest rates or the costs of borrowing; potential limitations on the company’s business activities from obligations in the company’s debt agreements; adverse changes in government and third-party payor reimbursement levels and practices; consolidation of health care providers; decreased availability or increased costs of materials which could increase the company’s cost of producing or acquiring the company’s products, including the adverse impacts of tariffs and increases in commodity costs or freight costs; consolidation of health care providers; increasing pricing pressures in the markets for the company's products; risks of failures in, or disruptions to, legacy IT systems; risks of cybersecurity attack, data breach or data loss and/or delays in or

Part I	Table of Contents
Item 1. Business

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

Specific bankruptcy risk factors have been included in the summary below as a result of the Debtors filing bankruptcy in the U.S. in January 2023. These risk factors are specific for the Debtors but can also have implications on other entities within the company. The occurrence or non‑occurrence of any or all of the following contingencies, and any others, could affect distributions available to Holders of Allowed Claims and Interests under the Plan but will not necessarily affect the validity of the vote of the Impaired Classes to accept or reject the Plan or necessarily require a re‑solicitation of the votes of Holders of Claims and Interests in such Impaired Classes.

In addition, the risks outside of bankruptcy, are applicable to all the subsidiaries of the company, including the Debtors.

Risks Related to the Chapter 11 Cases

•There is no assurance that the company will be able to successfully complete the Restructuring contemplated in the Plan, creating substantial doubt about its ability to continue as a going concern.
•The company has sought the protection of the Bankruptcy Court, which subjects it to the risks and uncertainties associated with bankruptcy and may harm its business.
•There is a risk of termination of the Restructuring Support Agreement.
•Parties in Interest May Object to the Plan’s Classification of Claims and Interests.
•The Conditions Precedent to the Effective Date of the Plan May Not Occur.
•The Debtors May Fail to Satisfy Vote Requirements.
•The Debtors May Not Be Able to Secure Confirmation of the Plan.
•Nonconsensual Confirmation.
•Continued Risk Upon Confirmation.
•The Chapter 11 Cases May Be Converted to Cases under Chapter 7 of the Bankruptcy Code or One or More of the Chapter 11 Cases May Be Dismissed.
•The Debtors May Object to the Amount or Classification of a Claim or Interest.
•Releases, Injunctions, and Exculpations Provisions May Not Be Approved.
•The Debtors Cannot Predict the Amount of Time Spent in Bankruptcy for the Purpose of Implementing the Plan, and a Lengthy Bankruptcy Proceeding Could Disrupt the Debtors’ Businesses, as Well as Impair the Prospect for Reorganization on the Terms Contained in the Plan.
•Risk of Non‑Occurrence of the Effective Date.
•The Consummation of the Transactions Contemplated by the Plan May Not Occur.

Risks Related to Recoveries under the Plan

•The Reorganized Debtors May Not Be Able to Achieve Their Projected Financial Results.
•The New Common Equity is Subject to Dilution.
•A Liquid Trading Market for the Shares of New Common Equity and New Preferred Equity May Not Develop.
•Certain of the New Common Equity and the New Preferred Equity Issued Under the Plan May Not Be Resold or Otherwise Transferred Unless Such Resale or Transfer is Registered Under the Securities Act or an Exemption from Registration Applies.
•Holders of the New Common Equity and the New Preferred Equity May Not Have Access to the Same Level of Information Available to Holders of Registered Securities.
•Certain Claimants May Receive a Substantial Amount of the Shares of New Common Equity and, Accordingly, May Have Substantial Influence.
•Certain Tax Implications of the Plan.
•The Debtors May Not Be Able to Accurately Report Their Financial Results.

Part I	Table of Contents
Item 1A. Risk Factors

•Contingencies Could Affect Allowed Claims Classes.

Risks Related to the Debtors’ and the Reorganized Debtors’ Businesses

•The Reorganized Debtors May Not Be Able to Generate Sufficient Cash to Service All of Their Indebtedness.
•The Debtors Will Be Subject to the Risks and Uncertainties Associated with the Chapter 11 Cases.
•Operating in Bankruptcy for a Long Period of Time May Harm the Debtors’ Businesses.
•Financial Results May Be Volatile and May Not Reflect Historical Trends.
•The Debtors’ Substantial Liquidity Needs May Impact the Debtors’ Ability to Operate.
•The Reorganized Debtors May Be Adversely Affected by Potential Litigation, Including Litigation Arising Out of the Chapter 11 Cases.
•Certain Claims May Not Be Discharged and Could Have a Material Adverse Effect on the Debtors’ Financial Condition and Results of Operations.
•Termination of the Restructuring Support Agreement, Inability to Confirm the Plan, or Other Impediments to a Successful and Expedient Chapter 11 Process Could Adversely Affect the Debtors’ Relationship with their Key Suppliers.
•The Company’s Ability to Use Net operating Loss Carryforwards (“NOLs”) May Become Subject to Limitation, or May Be Reduced or Eliminated, in Connection with the Implementation of a Plan of Reorganization. The Bankruptcy Court Has Entered an Order That Is Designed to Protect Our NOLs Until a Plan of Reorganization is Consummated.

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
•Servicing the company’s debt requires a significant amount of cash, and the company may not have sufficient cash flow from its business to pay its substantial debt.

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
•As the company transitions IT services inhouse, disruptions or delays at or by the company’s third-party service providers could adversely impact its operations.

Regulatory and Development Risks

•The company remains subject to a consent decree of injunction with the U.S. Food and Drug Administration, and failure by the company to comply with the consent decree could adversely affect the company.

Table of Contents	Part I
Item 1A. Risk Factors

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
•Geopolitical risks, such as those associated with the military conflict in Ukraine, could result in increased market volatility and uncertainty, which could negatively impact the company's business, financial condition, and results of operations.
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
•The company's ability to use net operating losses carryforwards (“NOLs”) may become subject to limitation, or may be reduced or eliminated, in connection with the implementation of a plan of reorganization. The Bankruptcy Court has entered an order that is designated to protect our NOLs until a plan of reorganization is consummated.
•The company's reported results may be adversely affected by increases in reserves for uncollectible accounts receivable.
•The inability to attract and retain, or loss of the services of, the company's key management and personnel could adversely affect its ability to operate the company's business.

Risks Related to the Chapter 11 Cases

There is no assurance that the company will be able to successfully complete the Restructuring contemplated in the Plan, creating substantial doubt about its ability to continue as a going concern.

The company's ability to continue as a going concern is dependent upon its ability to consummate the Restructuring and to generate sufficient liquidity from the Restructuring to meet our obligations and operating needs. Our ability to consummate the Restructuring is subject to risks and uncertainties many of which are beyond our control. These factors, together with the company’s recurring losses from operations and accumulated deficit, create substantial doubt about our ability to continue as a going concern. There can be no assurance that the company will be able to successfully consummate the Restructuring on the terms set forth in the Plan, or at all, or realize all or any of the expected benefits from the Restructuring. See the notes to consolidated financial statements contained herein for more information on the Restructuring and the risks related thereto.

Part I	Table of Contents
Item 1A. Risk Factors

The company has sought the protection of the Bankruptcy Court, which subjects it to the risks and uncertainties associated with bankruptcy and may harm its business.

The company has sought the protection of the Bankruptcy Court and as a result our operations and ability to develop and execute its business plan, and its ability to continue as a going concern, are subject to the risks and uncertainties associated with bankruptcy. As such, seeking Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. Senior management has been required to spend a significant amount of time and effort attending to the Restructuring instead of focusing exclusively on our business operations. Bankruptcy Court protection also might make it more difficult to retain management and other employees necessary to the success and growth of our business.

Other significant risks include the following:

•the company's ability to consummate the Plan;
•the high costs of bankruptcy and related fees;
•the imposition of restrictions or obligations on the company by regulators related to
•the bankruptcy and emergence from Chapter 11;
•the company's ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute its business plan post-emergence;
•the company's ability to maintain its relationships with our suppliers, service providers, customers, employees, and other third parties;
•the company's ability to maintain contracts that are critical to its operations; and
•the actions and decisions of the company's debtholders and other third parties who have interests in the company's Chapter 11 Cases that may be inconsistent with the company's plans.

Delays in the Chapter 11 Cases could increase the risks of our being unable to reorganize the company's business and emerge from bankruptcy and increase costs associated with the bankruptcy process.

There Is a Risk of Termination of the Restructuring Support Agreement.

To the extent that events giving rise to termination of the Restructuring Support Agreement occur, the Restructuring Support Agreement may terminate prior to the Confirmation or Consummation of the Plan, which could result in the loss of support for the Plan by important creditor constituencies and could result in the loss of use of cash collateral by the Debtors under certain circumstances. Any such loss of support could adversely affect the Debtors’ ability to confirm and consummate the Plan.

Parties in Interest May Object to the Plan’s Classification of Claims and Interests.

Section 1122 of the Bankruptcy Code provides that a plan may place a claim or an equity interest in a particular class only if such claim or equity interest is substantially similar to the other claims or equity interests in such class. The Debtors believe that the classification of the Claims and Interests under the Plan complies with the requirements set forth in the Bankruptcy Code because the Debtors created Classes of Claims and Interests each encompassing Claims or Interests, as applicable, that are substantially similar to the other Claims or Interests, as applicable, in each such Class. Nevertheless, there can be no assurance that the Bankruptcy Court will reach the same conclusion.

The Conditions Precedent to the Effective Date of the Plan May Not Occur.

As more fully set forth in Article IX of the Plan, the Confirmation Date and the Effective Date of the Plan are subject to a number of conditions precedent. If such conditions precedent are not met or waived, the Confirmation Date or the Effective Date will not take place.

The Debtors May Fail to Satisfy Vote Requirements.

If votes are received in number and amount sufficient to enable the Bankruptcy Court to confirm the Plan, the Debtors intend to seek, as promptly as practicable thereafter, Confirmation of the Plan. In the event that sufficient votes are not received, the Debtors may seek Confirmation of the Plan pursuant to section 1129(b) of the Bankruptcy Code with respect to any rejecting Class of Claims, or may seek to confirm an alternative chapter 11 plan or transaction. There can be no assurance that the terms of any such alternative chapter 11 plan or other transaction would be similar or as favorable to the Holders of Interests and Allowed Claims as those proposed in the Plan, and the Debtors do not believe that any such transaction exists or is likely to exist that would be more beneficial to the Estates than the Plan.

The Debtors May Not Be Able to Secure Confirmation of the Plan.

Section 1129 of the Bankruptcy Code sets forth the requirements for confirmation of a chapter 11 plan, and requires, among other things, a finding by the Bankruptcy Court that: (a) such plan “does not unfairly discriminate” and is “fair and equitable” with respect to any non‑accepting classes; (b) confirmation of such plan is not likely to be followed by a liquidation or a need for further financial reorganization unless such liquidation or reorganization is contemplated by the plan; and (c) the value of distributions to non‑accepting holders of claims or equity interests within a particular class under such plan will not be less than the value of distributions such holders

Table of Contents	Part I
Item 1A. Risk Factors

would receive if the debtors were liquidated under chapter 7 of the Bankruptcy Code.

There can be no assurance that the requisite acceptances to confirm the Plan will be received. Even if the requisite acceptances are received, there can be no assurance that the Bankruptcy Court will confirm the Plan. A non‑accepting Holder of an Allowed Claim might challenge either the adequacy of the Disclosure Statement or whether the balloting procedures and voting results satisfy the requirements of the Bankruptcy Code or Bankruptcy Rules. Even if the Bankruptcy Court determines that the Disclosure Statement, the balloting procedures, and voting results are appropriate, the Bankruptcy Court could still decline to confirm the Plan if it finds that any of the statutory requirements for Confirmation are not met. If a chapter 11 plan of reorganization is not confirmed by the Bankruptcy Court, it is unclear whether the Debtors will be able to reorganize their business and what, if anything, Holders of Interests and Allowed Claims against them would ultimately receive.

The Debtors, subject to the terms and conditions of the Plan, reserve the right to modify the terms and conditions of the Plan as necessary for Confirmation. Any such modifications could result in less favorable treatment of any non‑accepting class of Claims or Interests, as well as any class junior to such non‑accepting class, than the treatment currently provided in the Plan. Such a less favorable treatment could include a distribution of property with a lesser value than currently provided in the Plan or no distribution whatsoever under the Plan.

In addition, at the outset of the Chapter 11 Cases, the Bankruptcy Code provides the Debtors with the exclusive right to propose the Plan and prohibits creditors and others from proposing a plan. If the Bankruptcy Court terminates that right, however, or the exclusivity period expires, there could be a material adverse effect on the Debtors’ ability to achieve confirmation of the Plan in order to achieve the Debtors’ stated goals.

Nonconsensual Confirmation.

In the event that any impaired class of claims or interests does not accept a chapter 11 plan, a bankruptcy court may nevertheless confirm a plan at the proponents’ request if at least one impaired class (as defined under section 1124 of the Bankruptcy Code) has accepted the plan (with such acceptance being determined without including the vote of any “insider” in such class), and, as to each impaired class that has not accepted the plan, the bankruptcy court determines that the plan “does not discriminate unfairly” and is “fair and equitable” with respect to the dissenting impaired class(es). The Debtors believe that the Plan satisfies these requirements, and the Debtors may request such nonconsensual Confirmation in accordance with subsection 1129(b) of the Bankruptcy Code. Nevertheless, there can be no assurance that the Bankruptcy Court will reach this conclusion. In addition, the pursuit of nonconsensual Confirmation or Consummation of the Plan may result in, among other things, increased expenses relating to professional compensation.

Continued Risk Upon Confirmation.

Even if the Plan is consummated, the Debtors will continue to face a number of risks, including certain risks that are beyond their control, such as further deterioration or other changes in economic conditions, changes in the industry, potential revaluing of their assets due to chapter 11 proceedings, and increasing expenses. Some of these concerns and effects typically become more acute when a case under the Bankruptcy Code continues for a protracted period without indication of how or when the case may be completed. As a result of these risks and others, there is no guarantee that a chapter 11 plan of reorganization reflecting the Plan will achieve the Debtors’ stated goals.

Furthermore, even if the Debtors’ debts are reduced and/or discharged through the Plan, the Debtors may need to raise additional funds through public or private debt or equity financing or other various means to fund the Debtors’ businesses after the completion of the proceedings related to the Chapter 11 Cases. Adequate funds may not be available when needed or may not be available on favorable terms.

The Chapter 11 Cases May Be Converted to Cases under Chapter 7 of the Bankruptcy Code or One or More of the Chapter 11 Cases May Be Dismissed.

If the Bankruptcy Court finds that it would be in the best interest of creditors and/or the debtor in a chapter 11 case, the Bankruptcy Court may convert a chapter 11 bankruptcy case to a case under chapter 7 of the Bankruptcy Code. In such event, a chapter 7 trustee would be appointed or elected to liquidate the debtor’s assets for distribution in accordance with the priorities established by the Bankruptcy Code. The Debtors believe that liquidation under chapter 7 would result in significantly smaller distributions being made to creditors than those provided for in a chapter 11 plan because of (a) the likelihood that the assets would have to be sold or otherwise disposed of in a disorderly fashion over a short period of time, rather than reorganizing or selling the business as a going concern at a later time in a controlled manner, (b) additional administrative expenses involved in the appointment of a chapter 7 trustee, and (c) additional expenses and Claims, some of which would be entitled to priority, that would be generated during the liquidation, including Claims resulting from the rejection of Unexpired Leases and other Executory Contracts in connection with cessation of operations.

Additionally, if the Bankruptcy Court finds that the Debtors have incurred substantial or continuing loss or diminution to the estate and lack of a reasonable likelihood of rehabilitation of the Debtors or the ability to effectuate substantial consummation of a confirmed plan, or

Part I	Table of Contents
Item 1A. Risk Factors

otherwise determines that cause exists, the Bankruptcy Court may dismiss one or more of the Chapter 11 Cases. In such event, the Debtors would be unable to confirm the Plan with respect to the applicable Debtor or Debtors, which may ultimately result in significantly smaller distributions to creditors than those provided for in the Plan.

The Debtors May Object to the Amount or Classification of a Claim or Interest.

Except as otherwise provided in the Plan, the Debtors reserve the right to object to the amount or classification of any Claim or Interest under the Plan. The estimates set forth in the Disclosure Statement cannot be relied upon by any Holder of a Claim where such Claim is subject to an objection. Any Holder of a Claim that is subject to an objection thus may not receive its expected share of the estimated distributions described in the Disclosure Statement.

Releases, Injunctions, and Exculpations Provisions May Not Be Approved.

Article VIII of the Plan provides for certain releases, injunctions, and exculpations, including a release of liens and third‑party releases that may otherwise be asserted against the Debtors, Reorganized Debtors, or Released Parties, as applicable. The releases, injunctions, and exculpations provided in the Plan are subject to objection by parties in interest and may not be approved. If the releases are not approved, certain Released Parties may withdraw their support for the Plan.

The releases provided to the Released Parties and the exculpation provided to the Exculpated Parties are necessary to the success of the Debtors’ reorganization because the Released Parties and Exculpated Parties have made significant contributions to the Debtors’ reorganizational efforts that are important to the success of the Plan and have agreed to make further contributions, including by agreeing to massive reductions in the amounts of their claims against the Debtors’ estates and facilitating a critical source of post‑emergence liquidity, but only if they receive the full benefit of the Plan’s release and exculpation provisions. The Plan’s release and exculpation provisions are an inextricable component of the Plan.

The Debtors Cannot Predict the Amount of Time Spent in Bankruptcy for the Purpose of Implementing the Plan, and a Lengthy Bankruptcy Proceeding Could Disrupt the Debtors’ Businesses, as Well as Impair the Prospect for Reorganization on the Terms Contained in the Plan.

Although the Debtors propose to complete the process of obtaining Confirmation and Consummation of the Plan within one hundred and twenty (120) days from the Petition Date, the process could last considerably longer if, for example, Confirmation is contested or the conditions to Confirmation or Consummation are not satisfied or waived.

While the Debtors have made efforts to minimize the length of the Chapter 11 Cases, it is impossible to predict with certainty the amount of time that the Debtors may spend in bankruptcy, and the Debtors cannot be certain that the Plan will be confirmed. Even if confirmed on a timely basis, a bankruptcy proceeding to confirm the Plan could itself have an adverse effect on the Debtors’ businesses. There is a risk, due to uncertainty about the Debtors’ futures that, among other things: employees could be distracted from performance of their duties or more easily attracted to other career opportunities; and suppliers, vendors, or other business partners could terminate their relationship with the Debtors or demand financial assurances or enhanced performance, any of which could impair the Debtors’ prospects and ability to generate stable, recurring cash flows.

Lengthy Chapter 11 Cases also would involve additional expenses, putting strain on the Debtors’ liquidity position, and divert the attention of management from the operation of the Debtors’ businesses.

The disruption that the bankruptcy process would have on the Debtors’ businesses could increase with the length of time it takes to complete the Chapter 11 Cases. If the Debtors are unable to obtain Confirmation of the Plan on a timely basis, because of a challenge to the Plan or otherwise, the Debtors may be forced to operate in bankruptcy for an extended period of time while they try to develop a different plan of reorganization that can be confirmed. A protracted bankruptcy case could increase both the probability and the magnitude of the adverse effects described above.

Risk of Non‑Occurrence of the Effective Date.

Although the Debtors believe that the Effective Date may occur quickly after the Confirmation Date, there can be no assurance as to such timing or as to whether the Effective Date will, in fact, occur. As more fully set forth in Article IX of the Plan, the Effective Date of the Plan is subject to a number of conditions precedent. If such conditions precedent are not waived or not met, the Effective Date will not take place.

The Consummation of the Transactions Contemplated by the Plan May Not Occur.

The company will not complete the transactions contemplated by the Plan unless and until all conditions precedent to the consummation of the Plan are satisfied or waived. Those conditions include:

•the entry by the Bankruptcy Court of the Confirmation Order, with such Confirmation Order being a final order and in full force and effect; and
•such other conditions as mutually agreed by the company and two of its U.S. subsidiaries that has

Table of Contents	Part I
Item 1A. Risk Factors

executed the Restructuring Support Agreement and the Consenting Stakeholders.

Some of these conditions are not under our control. There can be no assurance that any or all of the conditions precedent will be satisfied or waived or that these transactions will be completed as currently contemplated or at all. Even if these transactions are completed, they may not be completed on the anticipated schedule or terms. If these transactions are not completed on the anticipated schedule or terms, the company may incur significant additional costs and expenses.

Risks Related to Recoveries under the Plan (as outlined in the Disclosure Statement previously filed with the Bankruptcy Court).

The Reorganized Debtors May Not Be Able to Achieve Their Projected Financial Results.

The Reorganized Debtors may not be able to achieve their projected financial results. The Financial Projections set forth in the Disclosure Statement represent the Debtors’ management team’s best estimate of the Debtors’ future financial performance, which is necessarily based on certain assumptions regarding the anticipated future performance of the Reorganized Debtors’ operations, as well as the United States and world economies in general, and the industry segments in which the Debtors operate in particular. While the Debtors believe that the Financial Projections contained in the Disclosure Statement are reasonable, there can be no assurance that they will be realized. If the Reorganized Debtors do not achieve their projected financial results or are unable to procure sufficient exit financing to effectuate the restructuring transactions, the value of the New Common Equity or the New Preferred Equity may be negatively affected and the Reorganized Debtors may lack sufficient liquidity to continue operating as planned after the Effective Date. Moreover, the financial condition and results of operations of the Reorganized Debtors from and after the Effective Date may not be comparable to the financial condition or results of operations reflected in the Debtors’ historical financial statements.

The New Common Equity is Subject to Dilution.

The ownership percentage represented by the New Common Equity distributed under the Plan will be subject to dilution from the Management Incentive Plan, the New Preferred Equity, the Backstop Equity Premium, and the Exit Secured Convertible Notes.

A Liquid Trading Market for the Shares of New Common Equity and New Preferred Equity May Not Develop.

The New Common Equity and the New Preferred Equity will be a new issuance of securities, and there is no established trading market for those securities. An active trading market for the securities may never develop, or if developed, may not be sustained. The Debtors do not intend to apply for the New Common Equity or the New Preferred Equity to be listed on any securities exchange or to arrange for quotation on any automated dealer quotation system. The liquidity of any market for shares of New Common Equity or New Preferred Equity will depend upon, among other things, the number of holders of shares of New Common Equity or New Preferred Equity, the Reorganized Debtors’ financial performance, and the market for similar securities, none of which can be determined or predicted. Accordingly, there can be no assurance that an active trading market for the New Common Equity or the New Preferred Equity will develop, nor can any assurance be given as to the liquidity or prices at which such securities might be traded. In the event an active trading market does not develop, the ability to transfer or sell New Common Equity or New Preferred Equity may be substantially limited. The lack of an active market may also impair your ability to sell your shares of New Common Equity at the time you wish to sell them or at a price you consider reasonable. The lack of an active market may also reduce the market price of your shares of New Common Equity or New Preferred Equity. Accordingly, you may be required to bear the financial risk of your ownership of the New Common Equity or New Preferred Equity indefinitely.

Certain of the New Common Equity and the New Preferred Equity Issued Under the Plan May Not Be Resold or Otherwise Transferred Unless Such Resale or Transfer is Registered Under the Securities Act or an Exemption from Registration Applies.

Upon the Effective Date, the issuance of New Common Equity and New Preferred Equity will not be registered under the Securities Act or any Blue Sky Laws.

To the extent that shares of the New Common Equity or the New Preferred Equity issued under the Plan are covered by section 1145(a)(1) of the Bankruptcy Code, such securities may be resold by the holders thereof without registration under the Securities Act unless the holder is an “underwriter,” as defined in section 1145(b) of the Bankruptcy Code with respect to such securities; provided, however, such rights or shares of such New Common Equity will not be freely tradeable if, at the time of transfer, the holder is an “affiliate” of the Reorganized Debtors as defined in Rule 144(a)(1) under the Securities Act or had been such an “affiliate” within 90 days of such transfer. Such affiliate holders would only be permitted to sell such securities without registration if they are able to comply with an applicable exemption from registration, including Rule 144 under the Securities Act. Resales by Holders of Claims who receive New Common Equity and New Preferred Equity pursuant to the Plan that are deemed to be “underwriters” would not be exempted by section 1145 of the Bankruptcy Code from registration under the Securities Act or applicable Law. Such Holders would only be permitted to sell such securities without registration if they are able to comply with an applicable exemption from registration, including Rule 144 under the Securities Act.

Part I	Table of Contents
Item 1A. Risk Factors

To the extent that securities issued pursuant to the Plan are not covered by section 1145(a)(1) of the Bankruptcy Code, including with respect to the 4(a)(2) Securities, such securities shall be issued pursuant to section 4(a)(2) under the Securities Act and will be deemed “restricted securities” that may not be sold, exchanged, assigned, or otherwise transferred unless they are registered, or an exemption from registration applies, under the Securities Act. Holders of such restricted securities will not have a right to have their restricted securities registered and will therefore not be able to resell them except in accordance with an available exemption from registration under the Securities Act.

Under Rule 144 of the Securities Act, the resale of restricted securities is permitted if certain conditions are met, and these conditions vary depending on whether the holder of the restricted securities is an “affiliate” of the issuer, as defined in Rule 144. A non‑affiliate who has not been an affiliate of the issuer during the preceding ninety days may resell restricted securities after a one-year holding period. An affiliate may also resell restricted securities after a one‑year holding period but only if certain current public information regarding the issuer is available at the time of the sale and only if the affiliate also complies with the volume, manner of sale, and notice requirements of Rule 144. Since the Reorganized Debtors may not be subject to the reporting requirements of the Exchange Act and do not plan to list any of their securities on a national stock exchange, there can be no assurance that there will be current public information available about the issuer of the New Common Equity and the New Preferred Equity.

Holders of New Common Equity and New Preferred Equity who are deemed to be “underwriters” under Section 1145(b) of the Bankruptcy Code will also be subject to restrictions under the Securities Act on their ability to resell those securities.

The Reorganized Debtors do not intend to register or apply to list the New Common Equity or the New Preferred Equity on a national securities exchange. The Debtors make no representation regarding the right of any holder of New Common Equity or New Preferred Equity to freely resell the New Common Equity or New Preferred Equity.

Holders of the New Common Equity and the New Preferred Equity May Not Have Access to the Same Level of Information Available to Holders of Registered Securities.

The New Common Equity and the New Preferred Equity may not be registered under the Securities Act or any state securities laws and the Reorganized Debtors may not otherwise expect to have securities registered under the Exchange Act. As a result, the Reorganized Debtors may not be subject to the reporting requirements of the Exchange Act, and the information available to holders of the New Common Equity and the New Preferred Equity
may be less than would be required if the New Common Equity or the New Preferred Equity were registered. Such a reduced availability of information may impair your ability to evaluate your ownership and the marketability of the New Common Equity or the New Preferred Equity.

Certain Claimants May Receive a Substantial Amount of the Shares of New Common Equity and, Accordingly, May Have Substantial Influence.

Assuming that the Effective Date occurs, certain Holders of Claims and the Backstop Parties may receive a substantial amount of the equity of the Reorganized Debtors which, in turn, may allow such Holders or such Backstop Parties to have substantial influence over the Reorganized Debtors. Accordingly, such Holders or such Backstop Parties may be in a position to influence matters requiring the approval of the shareholders of the Reorganized Debtors, including, among other things, the election of directors and the approval of a change of control. Such Holders or such Backstop Parties may have interests that differ from those of the other shareholders and may vote in a manner adverse to the interests of other shareholders. This concentration of ownership may facilitate or may delay, prevent, or deter a change of control of the Reorganized Debtors and, consequently, impact the value of the New Common Equity and the New Preferred Equity. In addition, such a substantial shareholder may sell all or a large portion of its shares within a short period of time, which may adversely affect the share trading price. Such a substantial shareholder may, on its own account, pursue acquisition opportunities that may be complementary to the Reorganized Debtors’ businesses, and as a result, such acquisition opportunities may be unavailable to the Reorganized Debtors which, in turn, may have a material adverse impact on the Reorganized Debtors’ businesses, financial condition, and operating results.

Certain Tax Implications of the Plan.

Holders of Allowed Claims should carefully review Article XII of the Disclosure Statement entitled “Certain U.S. Federal Income Tax Consequences of the Plan,” to determine how the tax implications of the Plan and the Chapter 11 Cases may affect the Debtors, the Reorganized Debtors, and Holders of Claims, as well as certain tax implications of owning and disposing of the consideration to be received pursuant to the Plan.

The Debtors May Not Be Able to Accurately Report or Timely File Their Financial Results.

The Debtors have established internal controls over financial reporting. However, internal controls over financial reporting may not prevent or detect misstatements or omissions in the Debtors’ financial statements because of their inherent limitations, including the possibility of human error, and the circumvention or overriding of controls or fraud. Therefore, even effective internal

Table of Contents	Part I
Item 1A. Risk Factors

controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If the Debtors fail to maintain the adequacy of their internal controls, the Debtors may be unable to provide financial information in a timely and reliable manner within the time periods required under the terms of the agreements governing the Debtors’ indebtedness. Any such difficulties or failure could materially adversely affect the Debtors’ business, results of operations, and financial condition. Further, the Debtors may discover other internal control deficiencies in the future and/or fail to adequately correct previously identified control deficiencies, which could materially adversely affect the Debtors’ businesses, results of operations, and financial condition. In addition, if the Debtors emerge from chapter 11, the Debtors may be required to adopt “fresh start” accounting in accordance with Accounting Standards Codification 852 (“Reorganizations”) in which case their assets and liabilities will be recorded at fair value as of the fresh start reporting date. As a result, there could be risk that the Debtors will not be able to timely file their financial results.

Contingencies Could Affect Allowed Claims Classes.

The distributions available to Holders of Allowed Claims under the Plan can be affected by a variety of contingencies, including, without limitation, whether the Bankruptcy Court orders certain Allowed Claims to be subordinated to other Allowed Claims. The occurrence of any and all such contingencies, which could affect distributions available to Holders of Allowed Claims under the Plan, will not affect the validity of the vote taken by the Impaired Classes to accept or reject the Plan or require any sort of revote by the Impaired Classes.

The estimated Claims set forth in the Disclosure Statement are based on various assumptions, and the actual Allowed amounts of Claims may significantly differ from the estimates. Should one or more of the underlying assumptions ultimately prove to be incorrect, the actual Allowed amounts of Claims may vary from the estimated amounts of Claims contained in the Disclosure Statement. Moreover, the Debtors cannot determine with any certainty at this time the number or amount of Claims that will ultimately be Allowed. Such differences may materially and adversely affect, among other things, the recoveries to Holders of Allowed Claims under the Plan.

Risks Related to the Debtors’ and the Reorganized Debtors’ Businesses.

The Reorganized Debtors May Not Be Able to Generate Sufficient Cash to Service All of Their Indebtedness.

The Reorganized Debtors’ ability to make scheduled payments on, or refinance their debt obligations, depends on the Reorganized Debtors’ financial condition and operating performance, which are subject to prevailing economic, industry, and competitive conditions and to certain financial, business, legislative, regulatory, and other factors beyond the Reorganized Debtors’ control. The Reorganized Debtors may be unable to maintain a level of cash flow from operating activities sufficient to permit the Reorganized Debtors to pay the principal, premium, if any, and interest and/or fees on their indebtedness, including, without limitation, anticipated borrowings under the Exit Facilities upon emergence.

The Debtors Will Be Subject to the Risks and Uncertainties Associated with the Chapter 11 Cases.

For the duration of the Chapter 11 Cases, the Debtors’ ability to operate, develop, and execute a business plan, and continue as a going concern, will be subject to the risks and uncertainties associated with bankruptcy. These risks include the following: (a) ability to develop, confirm, and consummate the restructuring transactions specified in the Plan; (b) ability to obtain Bankruptcy Court approval with respect to motions filed in the Chapter 11 Cases from time to time; (c) ability to maintain relationships with suppliers, vendors, service providers, customers, employees, and other third parties; (d) ability to maintain contracts that are critical to the Debtors’ operations; (e) ability of third parties to seek and obtain Bankruptcy Court approval to terminate contracts and other agreements with the Debtors; (f) ability of third parties to seek and obtain Bankruptcy Court approval to terminate or shorten the exclusivity period for the Debtors to propose and confirm a chapter 11 plan, to appoint a chapter 11 trustee, or to convert the Chapter 11 Cases to chapter 7 proceedings; and (g) the actions and decisions of the Debtors’ creditors and other third parties who have interests in the Chapter 11 Cases that may be inconsistent with the Debtors’ plans.

These risks and uncertainties could affect the Debtors’ businesses and operations in various ways. For example, negative events associated with the Chapter 11 Cases could adversely affect the Debtors’ relationships with suppliers, customers, employees, and other third parties, which in turn could adversely affect the Debtors’ operations and financial condition. Also, the Debtors will need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit the Debtors’ ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with the Chapter 11 Cases, the Debtors cannot accurately predict or quantify the ultimate impact of events that occur during the Chapter 11 Cases that may be inconsistent with the Debtors’ plans.

Operating in Bankruptcy for a Long Period of Time May Harm the Debtors’ Businesses.

The Debtors’ future results will be dependent upon the successful confirmation and implementation of a plan of reorganization. A long period of operations under

Part I	Table of Contents
Item 1A. Risk Factors

Bankruptcy Court protection could have a material adverse effect on the Debtors’ businesses, financial condition, results of operations, and liquidity. So long as the proceedings related to the Chapter 11 Cases continue, senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on business operations. A prolonged period of operating under Bankruptcy Court protection also may make it more difficult to retain management and other key personnel necessary to the success and growth of the Debtors’ businesses. In addition, the longer the proceedings related to the Chapter 11 Cases continue, the more likely it is that customers and suppliers will lose confidence in the Debtors’ ability to reorganize their businesses successfully and will seek to establish alternative commercial relationships.

So long as the Chapter 11 Cases continue, the Debtors may be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 Cases. If the Chapter 11 Cases last longer than anticipated, the Debtors will require additional debtor‑in‑possession financing to fund the Debtors’ operations. If the Debtors are unable obtain such financing in those circumstances, the chances of successfully reorganizing the Debtors’ businesses may be seriously jeopardized, the likelihood that the Debtors will instead be required to liquidate or sell their assets may be increased, and, as a result, creditor recoveries may be significantly impaired.

Furthermore, the Debtors cannot predict the ultimate amount of all settlement terms for the liabilities that will be subject to a plan of reorganization. Even after a plan of reorganization is approved and implemented, the Reorganized Debtors’ operating results may be adversely affected by the possible reluctance of prospective lenders and other counterparties to do business with a company that recently emerged from bankruptcy protection.

Financial Results May Be Volatile and May Not Reflect Historical Trends.

During the Chapter 11 Cases, the Debtors expect that their financial results will continue to be volatile as asset impairments, asset dispositions, restructuring activities and expenses, contract terminations and rejections, significant restructuring fees, and/or claims assessments may significantly impact the Debtors’ consolidated financial statements. As a result, the Debtors’ historical financial performance likely will not be indicative of their financial performance after the Petition Date.

In addition, if the Debtors emerge from chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements, including as a result of revisions to the Debtors’ operating plans pursuant to a plan of reorganization. The Debtors also may be required to adopt “fresh start” accounting in accordance with Accounting Standards Codification 852
(“Reorganizations”) in which case their assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on the Debtors’ consolidated balance sheets. The Debtors’ financial results after the application of fresh start accounting also may be different from historical trends.

The Financial Projections are based on assumptions that are an integral part of the projections, including Confirmation and Consummation of the Plan in accordance with its terms, the anticipated future performance of the Debtors, industry performance, general business and economic conditions, and other matters, many of which are beyond the control of the Debtors and some or all of which may not materialize.

The Financial Projections set forth in the Disclosure Statement represent the best estimate of the future financial performance of the Debtors based on currently known facts and assumptions about future operations as well as the United States and world economies in general, and the relevant industries in which the Debtors operate. The actual financial results may differ significantly from the projections. If the Debtors do not achieve their projected financial results, then the value of the Debtors’ debt or equity issued pursuant to the Plan may experience a decline and the Debtors may lack sufficient liquidity to continue operating as planned after the Effective Date. There are numerous factors and assumptions inherent in estimating the Debtors’ future financial results, many of which are beyond the Debtors’ control.

The Debtors’ Substantial Liquidity Needs May Impact the Debtors’ Ability to Operate.

The Debtors’ business requires sufficient liquidity to ensure that the Debtors’ manufacturing and distribution operations are maintained. If the Debtors’ cash flow from operations remains depressed or decreases, the Debtors may not have the ability to expend the capital necessary to improve or maintain their current operations, resulting in decreased revenues over time.

The Debtors face uncertainty regarding the adequacy of their liquidity and capital resources. In addition to the cash necessary to fund ongoing operations, the Debtors have incurred significant Professional fees and other costs in connection with the Chapter 11 Cases and expect to continue to incur significant Professional fees and costs throughout the remainder of the Chapter 11 Cases. The Debtors cannot guarantee that cash on hand, cash flow from operations, and cash provided by the DIP Facilities will be sufficient to continue to fund their operations and allow the Debtors to satisfy obligations related to the Chapter 11 Cases until the Debtors are able to emerge from bankruptcy protection.

The Debtors’ liquidity, including the ability to meet ongoing operational obligations, will be dependent upon, among other things: (a) their ability to comply with the

Table of Contents	Part I
Item 1A. Risk Factors

terms and conditions of the DIP Orders; (b) their ability to maintain adequate cash on hand; (c) their ability to develop, confirm, and consummate the Plan or other alternative restructuring transaction; and (d) the cost, duration, and outcome of the Chapter 11 Cases. The Debtors’ ability to maintain adequate liquidity depends, in part, upon industry conditions and general economic, financial, competitive, regulatory, and other factors beyond the Debtors’ control. In the event that cash on hand, cash flow from operations, and cash provided under the DIP Facilities are not sufficient to meet the Debtors’ liquidity needs, the Debtors may be required to seek additional financing. The Debtors can provide no assurance that additional financing would be available or, if available, offered to the Debtors on acceptable terms. The Debtors’ access to additional financing is, and for the foreseeable future likely will continue to be, extremely limited if it is available at all. The Debtors’ long-term liquidity requirements and the adequacy of their capital resources are difficult to predict at this time.

The Reorganized Debtors May Be Adversely Affected by Potential Litigation, Including Litigation Arising Out of the Chapter 11 Cases.

In the future, the Reorganized Debtors may become parties to litigation. In general, litigation can be expensive and time consuming to bring or defend against. Such litigation could result in settlements or damages that could significantly affect the Reorganized Debtors’ financial results. It is also possible that certain parties will commence litigation with respect to the treatment of their Claims under the Plan. It is not possible to predict the potential litigation that the Reorganized Debtors may become party to nor the final resolution of such litigation. The impact of any such litigation on the Reorganized Debtors’ businesses and financial stability, however, could be material.

Certain Claims May Not Be Discharged and Could Have a Material Adverse Effect on the Debtors’ Financial Condition and Results of Operations.

The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all Claims that arise prior to the Debtors’ filing of their Petitions or before confirmation of the plan of reorganization (a) would be subject to compromise and/or treatment under the plan of reorganization and/or (b) would be discharged in accordance with the terms of the plan of reorganization. Any Claims not ultimately discharged through a plan of reorganization could be asserted against the reorganized entity and may have an adverse effect on the Reorganized Debtors’ financial condition and results of operations.

Termination of the Restructuring Support Agreement, Inability to Confirm the Plan, or Other Impediments to a Successful and Expedient Chapter 11 Process Could
Adversely Affect the Debtors’ Relationship with their Key Suppliers.

Given the highly regulated nature of the Debtors’ business, the Debtors rely on certain sole source suppliers and suppliers approved by regulators. Certain suppliers provide the company with specially fabricated parts for the company’s power wheelchairs, manual wheelchairs, long term care beds, home care medical beds, patient lifts, and other home and long-term care products and supplies, which parts are either based on patented designs available only from a specific manufacturer or that are made or provided to the company’s exact specifications. As a result, there is no alternative provider for certain critical goods. Additionally, when selecting suppliers for certain products, the Debtors must comply with FDA regulations associated with supplier selection, qualification, and approval. Given the highly specialized and regulated supplier network the company relies on, a swift exit from chapter 11 with minimal disruption on the Debtors’ operations is essential for the Debtors to continue relationships with their key suppliers and, in turn, satisfy customer orders, including the elevated backlog of existing orders.

The Company’s Ability to Use Net operating Loss Carryforwards (“NOLs”) May Become Subject to Limitation, or May Be Reduced or Eliminated, in Connection with the Implementation of a Plan of Reorganization. The Bankruptcy Court Has Entered an Order That Is Designed to Protect Our NOLs Until a Plan of Reorganization is Consummated.

Generally, a company generates NOLs if the operating expenses it has incurred exceed the revenues it has earned during a single tax year. A company may apply, or “carry forward,” NOLs to reduce future tax payments (subject to certain conditions and limitations). To date, the company has generated a significant amount of U.S. federal NOLs.

We expect that we may undergo an ownership change under Section 382 of the Code in connection with the consummation of a plan of reorganization. Nevertheless, we believe these NOLs are a valuable asset for us, particularly in the context of the Chapter 11 Cases. In February 2023, the Bankruptcy Court entered an order that sets forth procedures (including notice requirements) that certain shareholders and potential shareholders must comply with regarding transfers of, or declarations of worthlessness with respect to, our common stock, as well as certain obligations with respect to notifying us of current share ownership (the “Procedures”). The Procedures are designed to reduce the likelihood of an “ownership change” occurring prior to the consummation of a bankruptcy plan of reorganization, both to ensure that our NOLs (and other tax attributes) are available to address the immediate tax consequences of any such bankruptcy plan of reorganization and to preserve the potential ability to rely on certain rules that apply to ownership changes occurring as a result of a bankruptcy plan of

Part I	Table of Contents
Item 1A. Risk Factors

reorganization. However, there is no assurance that the Procedures will prevent all transfers that could result in such an “ownership change.”

In addition, our NOLs (and other tax attributes) may be subject to use in connection with the implementation of any bankruptcy plan of reorganization or reduction as a result of any cancellation of indebtedness income arising in connection with the implementation of any bankruptcy plan of reorganization. As such, at this time, there can be no assurance that we will have NOLs to offset future taxable income.

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

The company may not be successful in achieving the full long-term growth and profitability, operating efficiencies and cost reductions, or other benefits expected from these business improvement efforts in a timely manner or at all. The company also may experience business disruptions associated with these activities. Further, the full benefits of the strategy, if realized, may be realized later than expected, the costs of implementing the strategy may be greater than anticipated, and the company may lack adequate cash or capital or may not be able to attract and retain the necessary talent, to complete the improvement actions. If these business improvement measures are not successful, the company may undertake additional actions, which could result in future expenses. If the company's business improvement efforts prove ineffective, the company's ability to achieve its strategic goals and business plans, and the company's financial performance, including its ability to repay or refinance its indebtedness and satisfy other obligations, may be materially adversely affected. Under these circumstances, the company may require additional financing, which may be difficult or expensive to obtain, and the company can make no assurances that it would be available on terms acceptable to the company, if at all. Refer to Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.” The company also may evaluate and implement changes to its strategic goals and business plans, which may involve restructuring of its operations. If undertaken, any such restructuring may be substantial and involve significant effort and expense, and the company can make no assurances that such efforts, if undertaken, would be successful and result in improvements to the company business performance and financial condition,

If the company is unable to attract and retain critical IT Governance, Project Management and Contract Management competencies it may limit the effectiveness of the company's cost improvement and business efficiency initiatives and adversely affect the company's profitability and growth.

The company is implementing a multi-year business improvement strategy which involves projects focused on streamlining the company’s supply chain and operations infrastructure, upgrading and modernizing its information technology capabilities and implementation of new or upgraded ERP systems. In addition, the company has outsourced certain key functions to third-party service providers and may continue to do so in the future. The success of these activities is dependent on the company’s ability to maintain an adequate IT governance management structure and adequate capabilities in project management and contract management functions. Despite its efforts to build and maintain these capabilities, the company could have inadequate skills, personnel, management skills, or processes necessary to successfully implement the programs and projects necessary to successfully improve the business and achieve the intended operating efficiencies and cost reductions from such programs and projects, which in turn may adversely affect the company's profitability and growth.

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

Table of Contents	Part I
Item 1A. Risk Factors

reimbursement levels, the company may be unable to sell the affected product(s) through its distribution channels on a profitable basis.

Reduced government reimbursement levels and changes in reimbursement policies have in the past added, and could continue to add, significant pressure to the company's revenues and profitability. For example, the National Competitive Bidding, or “NCB”, program introduced by CMS has had the effect of substantially reducing reimbursement and payment rates for medical equipment and supplies by Medicare. The reduced reimbursement and payment rates have, in some cases, prompted customers to consider lower-priced alternatives to the company's products and compelled the company to reduce prices on certain products, which has negatively impacted the company's revenues and profitability. In October 2020, CMS announced the delay to changes to NCB for three years. The potential impact of any modifications may be uncertain and may further negatively impact the company's revenues and profitability. Refer to “Item 1. Business -Government Regulation-National Competitive Bidding.”

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

Part I	Table of Contents
Item 1A. Risk Factors

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

Risks Related to Financial Results and Liquidity

The terms of the company's current and future debt facilities and financing arrangements, including restrictive covenants under such arrangements, may limit the company's flexibility in operating its business.

The company's ABL DIP Credit Agreement provides the company and certain of the company's U.S. and Canadian subsidiaries with the ability to borrow under senior secured revolving credit and swing line loan facilities. The ABL DIP Credit Agreement also deems the outstanding letters of credit issued under the ABL Credit Agreement to have been issued under the ABL DIP Credit Agreement but does not provide an obligation for further letters of credit to be issued. The aggregate borrowing availability under the credit facilities is determined based on borrowing base formulas set forth in the ABL DIP
Credit Agreement. The credit facilities under the ABL DIP Credit Agreement are secured by substantially all the company's domestic and Canadian assets, other than real estate. The ABL DIP Credit Agreement contains customary default provisions, with certain grace periods and exceptions, that include, among other things, failure to pay amounts due, breach of covenants, representations or warranties, bankruptcy, the occurrence of a material adverse effect, exclusion from any medical reimbursement program, and an interruption of any material manufacturing facilities for more than ten consecutive days. There is no assurance that additional availability would be accessible under the ABL DIP Credit Agreement and such availability would be influenced by the amount of U.S. and Canadian assets which collateralize the agreement.

In addition, the DIP Credit Agreements and the agreements that will govern the company’s post-emergence indebtedness, and any future indebtedness the company incurs may contain, various negative covenants that restrict, among other things, the company’s indebtedness, liens, fundamental changes, asset sales, investments and other matters. In addition, the Term DIP Credit Agreement and certain of the agreements that will govern the company’s post-emergence indebtedness have and will have a minimum liquidity requirement. The company’s obligations under the DIP Credit Agreements and certain obligations that will be incurred in connection with emergence, collectively, are or will be secured by substantially all of the company’s assets. As a result, the company is limited in the manner in which it conducts its business and the company may be unable to engage in favorable business activities.

Despite the company’s current consolidated debt levels, subject to certain conditions and limitations in the DIP Credit Agreements and the agreements governing the company’s post-emergence indebtedness, the company may or will be able to incur additional debt in the future. Although the terms of the agreements governing existing debt restrict the company's ability to incur additional debt (including secured debt), such restrictions are subject to several exceptions and qualifications and such restrictions and qualifications may be waived or amended, and debt (including secured debt) incurred in compliance with such restrictions and qualifications (as they may be waived or amended) may be substantial. To the extent new debt, in particular secured debt, is added to the company's current debt levels, the substantial leverage risks described above and below would increase.

The restrictive terms of the company's credit agreement, term loan, convertible debt instruments and any future debt may limit the company's ability to conduct and expand its business and pursue its business strategies. The company's ability to comply with the provisions of its

Table of Contents	Part I
Item 1A. Risk Factors

existing debt agreements and agreements governing future debt can be affected by events beyond its control, including changes in general economic and business conditions, or by government enforcement actions, such as, for example, adverse impacts from the FDA consent decree of injunction. If the company is unable to comply with the provisions in the credit agreement or other debt, it could result in a default which could trigger acceleration of, or the right to accelerate, the related debt. Because of cross-default provisions in its agreements and instruments governing certain of the company's indebtedness, a default under the credit agreement or other debt could result in a default under, and the acceleration of, certain other company indebtedness. In addition, the company's lenders would be entitled to proceed against the collateral securing the indebtedness.

The company's ability to meet its liquidity needs will depend on many factors, including the operating performance of the business, as well as the company's continued compliance with the covenants under its credit agreement. Refer to “Commercial and Operational Risks - If the company's business improvement efforts are ineffective, the company's strategic goals, business plans, financial performance or liquidity could be negatively impacted.” and Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.” Notwithstanding the company's expectations, if the company's operating results decline, the company may be unable to comply with the financial covenants, and its lenders could demand repayment of the amounts outstanding under the company's credit facility.

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

The company has significant outstanding indebtedness and may incur significant additional debt in the future. As of December 31, 2022, the company had outstanding $72,909,000 aggregate principal amount of 5.00% Series I Convertible Senior Notes that mature in November 2024 (the “Series I 2024 Notes”), $77,309,000 aggregate principal and accretion amount of 5.00% Series II Convertible Senior Notes that mature in November 2024
(the “Series II 2024 Notes”), $69,700,000 aggregate principal amount of 4.25% Convertible Senior Notes that mature in March 2026 (the “2026 Notes”), $41,475,000 aggregate principal amount of 5.68% Secured Convertible Senior Notes that mature in July 2026, $90,500,000 aggregate principal amount of variable rate Secured Term Loan which matures in July 2026 and $2,000,000 of insurance debt against the cash surrender value of policies. The company has an Amended and Restated Credit Agreement providing for asset-based lending senior secured revolving credit facility which matures in January 2026 with outstanding indebtedness at December 31, 2022 of $15,220,000.

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

Part I	Table of Contents
Item 1A. Risk Factors

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
The company’s ability to make scheduled payments of the principal of, to pay interest on or to refinance its existing or future indebtedness, including post-emergence indebtedness, depends and will depend on its future performance, which is subject to economic, financial, competitive and other factors beyond its control, including uncertainties related to the company’s supply chain. Supply chain challenges, as well as supplier delivery holds resulting from past due payables, have had, and may continue to have, the effect of interrupting production and negatively impacting the company’s ability to fulfill orders and generate sales and cash flow. The company’s business may not generate cash flow from operations in the future sufficient to service its debt and make necessary capital expenditures. If the company is unable to generate such cash flow, it may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. The company’s ability to refinance its indebtedness will depend on the capital markets and its financial condition at such time. The company may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the company’s debt obligations.
Risks Related to Information Technology and Reliance on Third Parties

Any major disruption or failure of the company’s information technology systems, or its failure to successfully implement new technology effectively, could adversely affect the company.

The company relies on various information technology systems to manage its operations, and the company has outsourced substantially all of its information technology services to a third party service provider. In January 2023, the company terminated its relationship with the third party service provider. This service provider had contracted with the company to implement, over a multi-year period, modifications and upgrades to the company's systems, including making changes to legacy systems, replacing legacy systems with successor systems with new functionality and acquiring new systems with new functionality. Among other projects, the company engaged this provider to assist in implementing a new enterprise resource planning (“ERP”) system across the company. These activities subject the company to inherent risks associated with replacing and upgrading these systems. The company has paused these ERP implementation projects, and further system implementations may be substantially delayed, and the assistance of alternative service providers may be necessary to complete the implementation. As a result, the costs may substantially increase. Even if the ERP systems are successfully implemented, the new systems may not result in productivity improvements at a level that outweighs the risks and burdens of implementation, or at all. In addition, the difficulties with implementing new or upgraded technology systems may cause disruptions in the company's business operations. Any of these developments may have an adverse effect on the company's business and operations.

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

Table of Contents	Part I
Item 1A. Risk Factors

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

As the company transitions IT services inhouse, disruptions or delays at or by the company’s third-party service providers could adversely impact its operations.

There are risk associated with the transition of IT services as a result of the termination of the Birlasoft Master Services Agreement in January 2023 for breach including but not limited to Birlasoft's failure to meet transformation milestones, failure to provide services, and breach of representations, warranties and covenants in the Master Services Agreement. There may be disruptions in, or delays to the company's IT systems support, which may adversely impact the company’s operations. The company could face increased costs or disruption associated with finding replacement service providers or hiring new employees in order to continue these IT services.

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

Part I	Table of Contents
Item 1A. Risk Factors

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

The FDA conducted an inspection at the company’s Corporate and Taylor Street facilities from March 1 through March 30, 2023. At the conclusion of the inspection, two FDA Form 483 observations were issued. The company intends to timely respond to the FDA and address the observations. There can be no assurance that the FDA will be satisfied with the company’s responses to the FDA Form 483 observations.

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

The company's medical devices are subject to extensive regulation in the United States by the FDA, and by similar governmental authorities in the foreign countries where the company does business. The FDA regulates virtually all aspects of a medical device's development, testing, manufacturing, labeling, promotion, distribution and marketing. In addition, the company is required to file reports with the FDA if the company's products may have caused, or contributed to, a death or serious injury, or if they malfunction and would be likely to cause, or contribute to, a death or serious injury if the malfunction were to recur. In general, unless an exemption applies, the company's mobility products must receive a pre-market clearance from the FDA before they can be marketed in the United States. The FDA also regulates the export of medical devices to foreign countries. The company cannot be assured that any of the company's devices, to the extent required, will be cleared by the FDA through the pre-market clearance process or that the FDA will provide export certificates that are necessary to export certain of the company's products for sale in certain foreign countries. If the company is unable to obtain export certificates for its products, it will limit the company's ability to support foreign markets with such products, which may have an adverse impact on the company's business and results of operations.

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

Table of Contents	Part I
Item 1A. Risk Factors

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

Any failure by the company to comply with the regulatory requirements of the FDA and other applicable U.S. regulatory requirements may subject the company to administrative or judicially imposed sanctions. These sanctions include warning letters, civil penalties, criminal penalties, injunctions, consent decrees, product seizure or detention, product recalls and total or partial suspension of production, any of which could materially adversely affect the company's business, financial condition, liquidity and results of operations. In November 2021, the company received the FDA Letters, and in March 2023, the company received two FDA Form 483 observations. See the preceding risk factor “The company remains subject to a consent decree of injunction with the U.S. Food and Drug Administration, and failure by the company to comply with the consent decree could adversely affect the company” and “Item 1. Business – Government Regulation – 2012 Consent Decree, Taylor Street and Corporate Facilities.”

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

In many of the foreign countries in which the company manufactures or markets its products, the company is subject to extensive medical device regulations that are similar to those of the FDA, including those in
Europe. The regulation of the company's products in Europe falls primarily within the United Kingdom (“UK”) and the European Economic Area, which consists of the European Union member states, as well as Iceland, Liechtenstein and Norway. Only medical devices that comply with certain conformity requirements of the European Medical Device Regulation (“EMDR”) are allowed to be marketed within the European Economic Area and the United Kingdom. The company's Class I products were required to comply with the EMDR as of May 2021. Class IIa and IIb products are required to comply with the EMDR by no later than the expiration of their respective current Medical Device Directive (“MDD”) certifications, which will begin to expire in September 2023. Products that fail to be certified with the EMDR may not be marketed or sold in the European Union. As a result of Brexit, beginning on January 1, 2021, the company's products sold in Great Britain have been required to be registered with the Medical and Healthcare Products Regulatory Agency (“MHRA”) and the company is required to appoint an Authorized Representative (“AR”) in the UK. Products in conformity with the MDD may continue to be marked with their CE marking in the UK until June 2023, after which time products must be certified by a UK recognized Notified Body. In addition, beginning May 26, 2021, the company's products sold in Switzerland have been required to be registered with Swissmedic and the company is required to appoint an AR in Switzerland. In addition, the national health or social security organizations of certain foreign countries, including those outside Europe, require the company's products to be qualified before they can be marketed in those countries. Failure to receive, or delays in the receipt of, relevant foreign qualifications in the European Economic Area, the UK, Switzerland or other foreign countries could have a material adverse effect on the company's business. The company and its products are subject to registration requirements and regulations in various states and political subdivisions inside and outside of the United States. Failure by the company to comply with these requirements and regulations could have an adverse effect on the company or its business.

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

Part I	Table of Contents
Item 1A. Risk Factors

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

Table of Contents	Part I
Item 1A. Risk Factors

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

The company purchases raw materials, fabricated components, some finished goods and services from a variety of suppliers. Raw materials such as plastics, steel and aluminum, purchased electronics and other components are considered key raw materials. Where appropriate, the company employs contracts with its suppliers, both domestic and international. From time to time, however, the prices, availability, or quality of these materials fluctuate due to global market demands, import duties and tariffs, delays or interruptions in production or delivery, including shipping and logistics disruptions or economic conditions, which could impair the company's ability to procure necessary materials or increase the cost of these materials. For example, global shortages of microprocessors for production of printed circuit boards have had, and may continue to have, an adverse effect on the company's ability to produce its products. Inflationary and other increases in costs of these materials have occurred in the past and may recur from time to time. In addition, freight costs associated with shipping and receiving product are impacted by fluctuations in the cost of oil and gas. A reduction in the supply or increase in the cost or change in quality of those materials or transportation costs, could impact the company's ability to manufacture its products and could increase the cost of production, which could negatively impact the company's revenues and profitability. For example, the tariffs on steel and aluminum on a wide range of products and components imported from China imposed by the U.S. as well as material cost increases imposed by domestic suppliers influenced by the tariffs, have had, and may continue to have, a significant adverse effect on the company's cost of product. The company's actions to date have greatly reduced the impact of tariffs. However, if the company is unsuccessful in mitigating the impact of tariffs in the future, its revenues, profitability and results of operations may continue to be adversely affected.

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

Geopolitical risks, such as those associated with the military conflict in Ukraine, could result in increased market volatility and uncertainty, which could negatively impact the company’s business, financial condition, and results of operations.

The uncertain nature, magnitude, and duration of hostilities stemming from Russia’s military invasion of Ukraine, including the potential effects of sanctions limitations, retaliatory cyber-attacks on the world economy and markets, and potential shipping delays, have contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect the company’s business. As a result of the military conflict in Ukraine, the United States, the United Kingdom and the European Union governments, among others, have developed coordinated economic and financial sanctions packages. As the military conflict in Ukraine continues, there can be no certainty regarding whether such governments or other governments will impose additional sanctions, or other economic or military measures against Russia.

The impact of the military conflict in Ukraine, including economic sanctions or expanded war or military conflict, as well as potential responses to them by Russia, could adversely affect the company’s business, supply chain, suppliers or customers. In addition, the continuation or expansion of the military conflict in Ukraine could lead to other disruptions, instability and volatility in global markets and industries that could negatively impact the company’s operations. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, the availability of raw materials, supplies, freight and labor, currency exchange rates and financial markets, all of which could impact the company’s business, financial condition and results of operations.

The company's ability to manage an effective supply chain is a key success factor.

The company needs to manage its supply chain efficiently from sourcing to manufacturing and distribution. Successful supply chain management is based on building strong supplier relationships, built on conforming, quality products delivered on-time and at a fair price and operating efficiency. Cost reduction efforts depend on the company's execution of global and regional product platforms that create leverage in sourcing. If the company's supply chain management or cost reduction optimization efforts are ineffective, or if the supply chain continues to be adversely affected by disruption due to shortages, trade barriers or other factors, the company's revenues and profitability can be negatively impacted.

As the company outsources functions, it becomes more dependent on the entities performing those functions.

As part of its actions to improve business efficiency, the company has sought opportunities to provide essential business services in a more cost-effective manner. In some cases, this results in the outsourcing of functions or parts of functions that can be performed more effectively by external service providers. While the company believes it conducts appropriate diligence before entering into agreements with any outsourcing entity, the failure of one or more of such entities to meet the company’s performance standards and expectations, including with respect to service levels, data security, compliance with data protection and privacy laws, providing services on a timely basis or providing services at the prices the company expects, may have an adverse effect on the company’s results of operations or financial condition. In addition, the company could face increased costs or disruption associated the outsource of those services. The company may outsource other functions in the future, which would increase its reliance on third parties.

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

The company has significant international operations, including operations in Australia, Canada, New Zealand, Mexico, Asia (primarily Thailand) and Europe. There are risks inherent in operating and selling products internationally, including:

•different regulatory environments and reimbursement systems;
•difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

Table of Contents	Part I
Item 1A. Risk Factors

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

The company was self-insured in North America for annual policy losses up to $10,000,000 per occurrence and $13,000,000 in the aggregate. The company also has additional layers of external insurance coverage, related to all lines of insurance coverage, insuring up to $75,000,000 in aggregate losses per policy year arising from individual claims anywhere in the world that exceed the captive insurance company policy limits or the limits of the company's per country foreign liability limits, as applicable. There can be no assurance that Invacare's current insurance levels will continue to be adequate or available at affordable rates.

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

Part I	Table of Contents
Item 1A. Risk Factors

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

While historically the company used foreign exchange forward contracts to help reduce its exposure to transactional exchange rate risk, as a result of the bankruptcy filing in the U.S. in 2023, the company is not able to enter into such transactions with their commercial banking partners. As a result, the company's revenues and profitability may be materially adversely affected by exchange rate fluctuations. The company does not have any arrangements that mitigate the company's exposure to

Table of Contents	Part I
Item 1A. Risk Factors

foreign exchange translation risk and does not believe that any meaningful arrangement to do so is available to the company.

The company also is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The company does at times use interest rate swap contracts to mitigate its exposure to interest rate fluctuations, but those efforts may not adequately protect the company from significant interest rate risks. Interest on some of the company's debt was based on the London Interbank Offered Rate (LIBOR) and has transitioned to being based primarily on the Secured Overnight Financing Rate (SOFR). These interest rates have been historically low but the company's borrowing rate has been negatively impacted by several rate increases implemented by the U.S. Treasury department in 2022. Increases in SOFR could have a significant impact on the company's reported interest expense, to the extent that the company has outstanding borrowings subject to SOFR-based interest rates.

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

The company's ability to use net operating losses carryforwards (“NOLs”) may become subject to limitation, or may be reduced or eliminated, in connection with the implementation of a plan of reorganization. The Bankruptcy Court has entered and order that is designated to protect our NOLs until a plan of reorganization is consummated.

Generally, a company generates NOLs if the operating expenses it has incurred exceed the revenues it has earned during a single tax year. A company may apply, or “carry forward,” NOLs to reduce future tax payments (subject to certain conditions and limitations). To date, the company has generated a significant amount of U.S. federal NOLs.

We expect that we may undergo an ownership change under Section 382 of the Code in connection with the consummation of a plan of reorganization. Nevertheless, we believe these NOLs are a valuable asset for us, particularly in the context of the Chapter 11 Cases. In February 2023, the Bankruptcy Court entered an order that sets forth procedures (including notice requirements) that certain shareholders and potential shareholders must comply with regarding transfers of, or declarations of worthlessness with respect to, our common stock, as well as certain obligations with respect to notifying us of current share ownership (the “Procedures”). The Procedures are designed to reduce the likelihood of an “ownership change” occurring prior to the consummation of a bankruptcy plan of reorganization, both to ensure that our NOLs (and other tax attributes) are available to address the immediate tax consequences of any such bankruptcy plan of reorganization and to preserve the potential ability to rely on certain rules that apply to ownership changes occurring as a result of a bankruptcy plan of reorganization. However, there is no assurance that the Procedures will prevent all transfers that could result in such an “ownership change.”

Part I	Table of Contents
Item 1A. Risk Factors

In addition, our NOLs (and other tax attributes) may be subject to use in connection with the implementation of any bankruptcy plan of reorganization or reduction as a result of any cancellation of indebtedness income arising in connection with the implementation of any bankruptcy plan of reorganization. As such, at this time, there can be no assurance that we will have NOLs to offset future taxable income.

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

The company's future success will depend, in part, upon the continued service of key managerial, engineering, marketing, sales and technical and operational personnel. In addition, the company's future success will depend on its ability to continue to attract and retain highly qualified personnel, including personnel experienced in sales, supply chain, marketing and manufacturing of medical equipment and in quality systems and regulatory affairs. As a result of the bankruptcy filing, the company may have difficulty in attracting and retaining key employees. If the company is not successful in retaining its current personnel or in hiring or retaining qualified personnel in the future, the company's business may be adversely affected. The company's future success depends, to a significant extent, on the abilities and efforts of its executive officers and other members of its management team, such as the company's President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, as well as other members of its management team. The company had significant turnover in personnel in recent years, which has been exacerbated by the company's financial condition and bankruptcy, and as a result, the company cannot be certain it can adequately recruit, hire and retain personnel or that its executive officers and other key employees will continue in their respective capacities for any period of time, and these employees may be difficult to replace. If the company loses the services of any of its management team or other key personnel, the company's business may be adversely affected.

Table of Contents	Part I
Item 1B. Unresolved Staff Comments

Item 1B.    Unresolved Staff Comments.

None.

Part I	Table of Contents
Item 2. Properties

Item 2.        Properties.

The company owns or leases its manufacturing facilities, warehouses and offices and believes that these facilities are well maintained, adequately insured and suitable for their present and intended uses. Information concerning certain leased facilities of the company as of December 31, 2022 is set forth in Leases and Commitments in the Notes to the Consolidated Financial Statements of the company included in this report. The company's corporate headquarters is in Elyria, Ohio and a summary of the company's materially important properties by segment is as follows:

	Owned		Leased
	Number	Square Feet	Number	Square Feet
Manufacturing Facilities
Europe	2	305,146	5	507,675
North America	1	152,256	6	463,856
	3	457,402	11	971,531

Warehouse and Office Facilities
Europe	2	33,444	39	422,484
North America	—	—	11	329,742
All Other (Asia Pacific)	—	—	4	32,616
	2	33,444	54	784,842

Table of Contents	Part I
Item 3. Legal Proceedings

Item 3.        Legal Proceedings.

On January 31, 2023 (the “Petition Date”), the company and two of its U.S. subsidiaries (collectively, the “Debtors” or “Company Parties”) filed voluntary petitions under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Debtors obtained joint administration of their chapter 11 cases under the caption In re Invacare Corporation, et al., Case No. 23-90068 (CML) (the “Chapter 11 Cases”). See Item 1. Business — Bankruptcy and Item 1A. Risk Factors — Bankruptcy.

In the ordinary course of its business, the company is a defendant in a number of lawsuits, primarily product liability actions in which various plaintiffs seek damages for injuries allegedly caused by defective products. All the product liability lawsuits that were asserted against the company in the United States had been referred to the company's captive insurance company, Invatection Insurance Company (“Invatection”), and/or excess insurance carriers. All non-U.S. lawsuits have been referred to the company's commercial insurance carriers. All such lawsuits are generally contested vigorously. The coverage territory of the company's insurance is worldwide with the exception of those countries with respect to which, at the time the product is sold for use or at the time a claim is made, the U.S. government has suspended or prohibited diplomatic or trade relations. On January 31, 2023, the company entered into a Commutation and Release Agreement with Invatection pursuant to which, among other things, the company assumed all outstanding insured claims and cancelled the captive insurance policy. The company will self-insure product liability claims for the first $10 million per claim beyond which the company has commercial excess liability insurance coverage. Management does not believe that the outcome of any of these actions will have a material adverse effect upon the company's business or financial condition.

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

Since July 24, 2017, an independent company-retained audit firm conducted two semi-annual audits in the first year and then four annual audits in the next four years of the company's Corporate and Taylor Street facilities, as required under the consent decree. The expert audit firm determined that the facilities remained in continuous compliance with the Federal Food, Drug and Cosmetic Act (“FDA Act”), FDA regulations and the terms of the consent decree and issued post-audit reports contemporaneously to the FDA.

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

Part I	Table of Contents
Item 3. Legal Proceedings

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

Name	Age	Position
Geoffrey P. Purtill	57	President and Chief Executive Officer
Kathleen P. Leneghan	59	Senior Vice President and Chief Financial Officer
Anthony C. LaPlaca	64	Senior Vice President, General Counsel, Chief Administrative Officer and Secretary
Cintia Ferreira	48	Chief Human Resources Officer
*    The description of executive officers is included pursuant to the General Instruction to Item 401 of Regulation S-K.

Geoffrey P. Purtill has served as the company's President and Chief Executive Officer and as a Director since December 2022 after having served as interim President and CEO from August 2022 to December 2022. Previously, he served as Senior Vice President and General Manager of EMEA and Asia Pacific from November 2021 to August 2022 and as head of Global Strategy from September 2021 to August 2022. Prior to that, Mr. Purtill served as Vice President & General Manager, Asia Pacific from 2010 to September 2021. Prior to joining the company, Mr. Purtill held various sales, category management and supply chain leadership roles at Johnson & Johnson and Nestle. Mr. Purtill spent 14 years in the Australian Army where he was a Captain in the Intelligence Corps.

Kathleen P. Leneghan has served as the Senior Vice President and Chief Financial Officer of the company since February 2018, after having served as interim Chief Financial Officer from November 2017 to February 2018. Prior to that, she served as Vice President and Corporate Controller of the company from 2003 to November 2017. Ms. Leneghan has been employed by the company since 1990, serving in various financial roles of increasing responsibility in North America and Europe. Prior to joining the company, Ms. Leneghan was an audit manager with Ernst & Young LLP.

Anthony C. LaPlaca serves as Senior Vice President, General Counsel, Chief Administrative Officer and Secretary of the company and oversees legal affairs, corporate governance, compliance and regulatory affairs. He has served as Senior Vice President, General Counsel and Secretary since October 2008. Prior to joining the company in October 2008, Mr. LaPlaca served as Vice President and General Counsel of Bendix Commercial Vehicle Systems LLC, Elyria, Ohio, a member of the Knorr-Bremse group, a supplier of commercial vehicle safety systems, since 2002. Prior to that, he served as Vice President and General Counsel of Honeywell Transportation & Power Systems and General Counsel to Honeywell Commercial Vehicle Systems LLC. Before joining Honeywell's predecessor, AlliedSignal Inc. in 1997, Mr. LaPlaca practiced law at a Cleveland-based national law firm for 13 years, the last 3 years of which as a partner in the firm.

Cintia Ferreira has served as Chief Human Resources Officer since December 2022. Prior to that, Ms. Ferreira served as the company's Vice President, HR-EMEA from February 2021 to December 2022. Prior to that, Ms. Ferreira held various Human Resources roles with increasing responsibilities at country, regional and global levels in Latin America, U.S. and Europe at global companies across several industries, including telecommunications, IT, financial services and agricultural business.

Part II	Table of Contents
Items 5 - 6

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

During 2022, the company's common shares, without par value, traded on the New York Stock Exchange (NYSE) under the symbol “IVC”. As noted below, subsequent to 2022, the company's common shares, without par value, trade on the OTC Pink Open Market under the symbol “IVCRQ.” Ownership of the company's Class B common shares (which are not listed on any established trading market) cannot be transferred, except, in general, to family members without first being converted into common shares. Class B common shares may be converted into common shares at any time on a share-for-share basis. The number of record holders of the company common shares and Class B common shares at April 12, 2023 was 1,748 and 15, respectively.

The following table presents information with respect to repurchases of common shares made by the company during the three months ended December 31, 2022.

Period			Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
10/1/2022	-	10/31/22	—	$ __	—	2,453,978
11/1/2022	-	11/30/22	204	0.42	—	2,453,978
12/1/2022	-	12/31/22	—	—	—	2,453,978
Total			204	$0.42	—	2,453,978
________________________
(1)All 204 shares repurchased between October 1, 2022 and December 31, 2022 were surrendered to the company by employees for minimum tax withholding purposes in conjunction with the vesting of restricted shares awarded to the employees or exercise of non-qualified options under the company's equity compensation plans.

(2)In 2001, the Board of Directors authorized the company to purchase up to 2,000,000 common shares, excluding any shares acquired from employees or directors as a result of the exercise of options or vesting of restricted shares pursuant to the company's performance plans. The Board of Directors reaffirmed its authorization of this repurchase program on November 5, 2010, and on August 17, 2011 authorized an additional 2,046,500 shares for repurchase under the plan. To date, the company has purchased 1,592,522 shares under this program, with authorization remaining to purchase 2,453,978 shares. The company purchased no shares pursuant to this Board authorized program during 2022.

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

NYSE Delisting Proceedings

On February 1, 2023, the company was notified by the staff of NYSE Regulation, Inc. (“NYSE Regulation”) that it had suspended trading in the company's common shares on the New York Stock Exchange (“NYSE”) and determined to commence proceedings to delist the company’s common shares from the NYSE. NYSE Regulation reached its decision that the company is no longer suitable for listing pursuant to NYSE Listed company Manual Section 802.01D after the company filed the Chapter 11 Cases referenced in Item 1. Business - Bankruptcy. The company's common shares were subsequently delisted from the NYSE effective February 16, 2023.

Following delisting from the NYSE, the company's common shares commenced trading in the OTC Pink Open Market under the symbol “IVCRQ”. The OTC Pink Open Market is a significantly more limited market than the NYSE, and quotation on the OTC Pink Open Market likely results in a less liquid market for existing and potential holders of the common shares to trade the company’s common shares and could further depress the trading price of the common shares. The company can provide no assurance that its common shares will continue to trade on this market, whether broker-dealers will continue to provide public quotes of the common shares on this market, or whether the trading volume of the common shares will be sufficient to provide for an efficient trading market.

Table of Contents	Part II
Items 5 - 6

Item 6.        [Reserved]

Part II	Table of Contents
Management Discussion & Analysis - Overview

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW
Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes that appear elsewhere in this Annual Report on Form 10-K.

Invacare is a multi-national company with integrated capabilities to design, manufacture and distribute durable medical devices. The company makes products that help people move, rest and perform essential hygiene, and with those products the company supports people with congenital, acquired and degenerative conditions. The company's products and solutions are important parts of care for people with a range of challenges, from those who are active and involved in work or school each day and may need additional mobility support, to those who are cared for in residential care settings, at home and in rehabilitation centers. The company operates in facilities in North America, Europe and Asia Pacific, which are the result of dozens of acquisitions made over the company's forty-three year history. Some of these acquisitions have been combined into integrated operating units, while others have remained relatively independent.

Chapter 11 Bankruptcy

On January 31, 2023 (the “Petition Date”), the company and two of its U.S. subsidiaries (collectively, the “Debtors” or “Company Parties”) filed voluntary petitions under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Debtors obtained joint administration of their chapter 11 cases under the caption In re Invacare Corporation, et al., Case No. 23-90068 (CML) (the “Chapter 11 Cases”).

The Debtors continue to operate their business and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. To ensure ordinary course operations, the Company Parties obtained approval from the Bankruptcy Court for certain “first day” motions, including motions to obtain customary relief intended to continue ordinary course operations after the Petition Date.

Restructuring Support Agreement

On January 31, 2023, the Debtors entered into a Restructuring Support Agreement (the “Restructuring Support Agreement” or “RSA”) with certain prepetition stakeholders (the “Consenting Stakeholders”). The Consenting Stakeholders represent holders of at least a majority of the aggregate principal amount of the Company Parties’ debt obligations under various debt agreements. Under the RSA, the Consenting Stakeholders have agreed, subject to certain terms and conditions, to support a financial restructuring (the “Restructuring”) of the existing debt of, existing equity interests in, and certain other obligations of the Debtors. The Restructuring Support Agreement contemplated: (a) the Debtors’ entry into the $70 million debtor-in-possession term loan facility, (b) the Debtors’ entry into the $17.4 million debtor-in-possession ABL facility; (c) the consummation of a rights offering, backstopped by members of the Ad Hoc Committee of Noteholders (the “Backstop Parties”) pursuant to a certain Backstop Commitment Agreement (as may be modified, amended, or supplemented from time to time, the “Backstop Commitment Agreement”); (d) issuance of the new common equity; (e) exit takeback financing in the form of an Exit Term Loan Facility and Exit Secured Convertible Notes, and (f) as necessary, exit financing in the form of the Exit NA ABL Facility and Exit EMEA ABL Facility.

Chapter 11 Plan

Since the Petition Date, the Debtors have developed the Restructuring Support Agreement into a chapter 11 plan of reorganization (as may be modified, amended, or supplemented from time to time, the “Plan”). The Plan, among other Plan treatment, contemplates the following:

•Each holder of an allowed term loan claim shall receive (i) with respect to allowed term loan claims representing principal amounts owed, its pro rata share of the exit term loan facility and (ii) with respect to allowed term loan claims representing principal amounts owed, its pro rata share of the exit term loan facility and (ii) with respect to all other allowed term loan claims, payment in full in cash.
•Each holder of an allowed secured notes claim shall receive (i) with respect to allowed secured notes claims representing principal amounts owed, its pro rata share of the exit secured convertible notes and (ii) with respect to all other allowed secured notes claims, payment in full in cash; provided that, if applicable pursuant to and in accordance with the Plan, such holder will also receive its pro rata share of the applicable portion of the excess new money in cash.
•Each holder of an allowed unsecured notes claim shall receive (i) the unsecured noteholder rights, in accordance with the rights offering procedures; (ii) with respect to any residual unsecured notes claims, its share (on a pro rata basis with other holders of allowed unsecured notes claims and

Table of Contents	Part II
Management Discussion & Analysis - Overview

holders of allowed general unsecured claims that select the class 6 equity option) of 100% of the new common equity after the distribution of the new common equity on account of the backstop commitment premium (subject to dilution on account of the exit secured convertible notes, the new convertible preferred equity, the backstop commitment premium, and the management incentive plan); (iii) and the distributions in respect of its litigation trust interests, to the extent provided in the Plan.
•Each holder of an allowed general unsecured claim shall receive its pro rata either (x) (i) if such holder of an allowed general unsecured claim does not elect to receive the class 6 equity option, the general unsecured claims cash settlement and (ii) its pro rata share of the distributions in respect of its litigation trust interests, to the extent provided in the Plan; or (y) if such holder of an allowed general unsecured claim elects to receive the class 6 equity option in lieu of the general unsecured creditors cash settlement, its share (on a pro rata basis with holders of allowed unsecured notes claims in respect of their residual unsecured notes claims and other holders of allowed general unsecured claims that select the class 6 equity option) of 100% of the new common equity after the distribution of the new common equity on account of the backstop commitment premium (subject to dilution on account of the exit secured convertible notes, the new convertible preferred equity, and the management incentive plan); and (z) its pro rata share of the distributions in respect of its litigation trust interests, to the extent provided in the Plan.
•All existing equity interests shall be discharged, cancelled, released, and extinguished without any distribution, and will be of no further force or effect, and each holder of an existing equity interest shall not receive or retain any distribution, property, or other value on account of such existing equity interest.

Although the company intends to pursue the Restructuring in accordance with the terms set forth in the Plan, there can be no assurance that the company will be successful in completing a restructuring or any other similar transaction on the terms set forth in the Plan, on different terms or at all.

DIP Credit Agreements

The company and certain lenders (the “DIP Parties”) have agreed to a superpriority, senior secured and priming debtor-in-possession term loan credit facility in an aggregate principal amount of $70 million subject to the terms and conditions set forth in the superpriority secured credit agreement dated as of February 2, 2023 (the “Term DIP Credit Agreement”) and a superpriority senior secured and priming debtor-in-possession asset-based revolving facility in an aggregate amount of $17.4 million subject to the terms and conditions set forth in the debtor-in-possession revolving credit and security agreement dated as of February 2, 2023 (the “ABL DIP Credit Agreement” and together with the Term DIP Credit Agreement, the “DIP Credit Agreements”).

The DIP Credit Agreements include conditions precedent, representations and warranties, affirmative and negative covenants, and events of default customary for financings of this type and size. The proceeds of all or a portion of the proposed DIP Credit Agreements may be used for, among other things, post-petition working capital for the company and its subsidiaries, payment of costs to administer the Chapter 11 Cases, payment of expenses and fees of the transactions contemplated by the Chapter 11 Cases, payment of court-approved adequate protection obligations under the DIP Credit Agreements, and payment of other costs in an approved budget and other such purposes permitted under the DIP Credit Agreements.

The foregoing description of the RSA and the DIP Credit Agreements is not complete and is qualified in its entirety by reference to each of the Restructuring Support Agreement and each DIP Credit Agreement, which were filed on February 1, 2023 on the Current Report on Form 8-K, February 3, 2023 on the Current Report on Form 8-K, as applicable. Additionally, the foregoing description of the Backstop Commitment Agreement is not complete and is qualified in its entirety by reference to the Backstop Commitment Agreement filed in this Annual Report on Form 10-K.

The company cannot predict the ultimate outcome of its Chapter 11 Cases at this time or the satisfaction of any of the RSA milestones yet to come. For the duration of the company’s Chapter 11 Cases, the company’s operations and ability to develop and execute its business plan are subject to the risks and uncertainties associated with the Chapter 11 process. As a result of these risks and uncertainties, the amount and composition of the company’s assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 Cases, and the description of the company’s operations, properties and liquidity and capital resources included in this annual report may not accurately reflect its operations, properties and liquidity and capital resources following the Chapter 11 process. Refer to “Item 1A. Risk Factors – Bankruptcy” for further discussion of potential adverse effects on the company of the Bankruptcy.

Part II	Table of Contents
Management Discussion & Analysis - Overview

Supply Chain Impacts
Supply chain disruptions continue to negatively impact the company’s business in 2022, impacting both input costs and availability of components, resulting in lower revenue and compressed gross margins. While the company has seen favorable trends in some input costs at the start of 2023 (i.e., certain component material costs and freight costs), there continue to be challenges with availability and higher costs associated with electronic components. While the company has implemented actions to mitigate the negative impact of higher input costs, including pricing actions, it is expected that there could continue to be a difference between the timing of when the benefits of mitigation actions are realized and when the cost inflation is incurred.
The company continues to experience elevated open orders across all product categories and regions. The company has, and continues to, experience availability issues with components which has limited and may continue to limit the ability to increase output and meet demand across product categories. In addition, the company has continued to experience cost increases from higher input costs and supply chain disruptions. These disruptions and availability issues, from supply chain challenges and supplier delivery holds resulting from delayed payments, have resulted in intermittent production stoppages and difficulty in fulfilling orders to meet demand. This has contributed to the year-over-year decline in revenue experienced in 2022.
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

Strategy
With the change to senior management and the Board of Directors in the third quarter of 2022 and after careful evaluation of strategic options, the company concluded that the lifestyle and mobility & seating businesses are core to restoring growth and profitability. As a result, the company decided to discontinue the production and sale of respiratory products. This will allow us to further streamline our operations and improve profitability by focusing resources on lifestyle and mobility & seating products, which continue to experience strong demand. The company will continue to fulfill warranty and regulatory obligations related to respiratory products.
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
The company intends to continue to make investments in its business improvement initiatives with a focus on improving profitability and free cash flow generation. As a result, the company may take actions which may reduce sales in certain areas, refocus resources away from less profitable activities, and look at its global infrastructure for opportunities to further optimize the business. As part of the company’s efforts to streamline its operations and focus its resources on core product lines that provide the greatest value and financial returns, the company continuously evaluates opportunities and activities, including potential divestitures, which it considers from time to time, particularly if they involve businesses or assets outside of the company’s primary areas of focus.
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

Table of Contents	Part II
Management Discussion & Analysis - Overview

to see higher input costs related to freight and materials, increasing the challenges to schedule deliveries of key components, including electronic components. While the company has implemented actions to mitigate these cost increases, additional restructuring actions may be implemented to drive profit and improve cash flows. These actions are expected to include organization and supply chain changes, and a narrowing of the product portfolio for those items which no longer meet customer or business needs. These actions are anticipated to continue through 2023, and as a result, the company anticipates incurring additional costs related to its restructuring actions.
On a consolidated basis, the company expects to realize profit improvement driven by favorable product mix, higher gross profit attributable to operational efficiencies, and restructuring benefits partially offset by continued higher input costs specifically related to electronic components. Revenue is anticipated to decline as compared to 2022 as a result of the exit of respiratory products. The company expects to incur restructuring charges in 2023 as it focuses on improving the profitability of the business for the long-term related to supply chain footprint projects, including severance costs.
The company's earnings performance for the long-term is expected to benefit from: (1) margin expansion related to favorable product mix results from product rationalization efforts and improved efficiencies in our operations offset our higher material and freight costs; and (2) restructuring actions.
The company continues to focus on executing its transformation plan to drive revenue growth and deliver significant improvement in financial performance.

Favorable Long-term Demand

Ultimately, demand for the company's products and services is based on the need to provide care for people with certain conditions. The company's medical devices provide solutions for end-users and caregivers. Therefore, the demand for the company's medical equipment is largely driven by population growth and the incidence of certain conditions where treatment may be supplemented by the company's devices. The company also provides solutions to help equipment providers and residential care operators deliver cost-effective and high-quality care. The company believes that its commercial team, customer relationships, products and solutions, supply chain infrastructure, and new product opportunities will create favorable business potential.

Part II	Table of Contents
MD&A - Results of Operations

RESULTS OF OPERATIONS

NET SALES

2022 Versus 2021

($ in thousands USD)	2022	2021	% Change Fav/(Unfav)	Foreign Exchange % Impact	Constant Currency % Change Fav/(Unfav)
Europe	434,372	499,118	(13.0)	(10.5)	(2.5)
North America	276,891	340,980	(18.8)	(0.2)	(18.6)
All Other (Asia Pacific)	30,470	32,359	(5.8)	(8.8)	3.0
Consolidated	741,733	872,457	(15.0)	(6.4)	(8.6)

The table above provides net sales change as reported and as adjusted to exclude the impact of foreign exchange translation and divestitures as applicable (constant currency net sales). “Constant currency net sales” is a non-Generally Accepted Accounting Principles (“GAAP”) financial measure, which is defined as net sales excluding the impact of foreign currency translation and divestitures. The current year's functional currency net sales are translated using the prior year's foreign exchange rates. These amounts are then compared to the prior year's sales to calculate the constant currency net sales change. Management believes that this financial measure provides meaningful information for evaluating the core operating performance of the company.

Consolidated reported net sales for 2022 decreased 15.0% for the year, to $741,733,000 from $872,457,000 in 2021. Foreign currency translation decreased net sales by 6.4%. Constant currency net sales decreased 8.6% compared to 2021 driven by primarily by declines in respiratory products of $44,427,000 or 5% given lower pandemic-related demand. The other product categories continued to be negatively impacted by component shortages influenced by the supply chain challenges.

Europe - European reported net sales decreased 13.0% in 2022 compared to 2021 to $434,372,000 from $499,118,000 as foreign currency translation decreased net sales by 10.5%. Constant currency net sales decreased
2.5% compared to 2021. The decline was across all product categories which continue to be negatively impacted by supply chain challenges. The countries which the company has a significant portion of the operations are France, Germany, UK and the Nordic countries. Changes in exchange rates have had, and may continue to have, a significant impact on sales in this segment.

North America - North America reported net sales decreased 18.8% in 2022 versus the prior year to $276,891,000 from $340,980,000. Foreign currency translation decreased net sales by 0.2%. Constant currency net sales decreased, driven by $37,790,000 or 49.2% reduction in respiratory products. Mobility and seating and lifestyle products sales continued to be negatively impacted by supply chain challenges.

All Other - Reported net sales, which relate entirely to the Asia Pacific region, decreased 5.8% in 2022 from the prior year to $30,470,000 from $32,359,000. Foreign currency translation decreased net sales by 8.8%. Constant currency net sales increased 3.0% compared to 2021 primarily for mobility and seating and lifestyle products due to improved availability of product to fulfill orders in major markets. Changes in exchange rates have had, and may continue to have, a significant impact on sales in the Asia Pacific region.

Table of Contents	Part II
MD&A - Net Sales

2021 Versus 2020

($ in thousands USD)	2021	2020	Reported % Change	Foreign Exchange % Impact	Divestiture % Impact	Constant Currency % Change
Europe	499,118	468,041	6.6	5.8	—	0.8
North America	340,980	348,307	(2.1)	0.5	—	(2.6)
All Other (Asia Pacific)	32,359	34,341	(5.8)	7.4	(8.2)	(5.0)
Consolidated	872,457	850,689	2.6	3.7	(0.3)	(0.8)

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

All Other - Reported net sales, which relate entirely to the Asia Pacific region, decreased 5.8% in 2021 from the prior year to $32,359,000 from $34,341,000. Foreign currency translation increased net sales by 7.4 percentage points and the impact of the Dynamic Controls divestiture in 2020 decreased net sales by 8.2 percentage points. Constant currency net sales decreased 5.0% compared to 2020 primarily due to lack of timely arrival of inventory in major markets. Changes in exchange rates have had, and may continue to have, a significant impact on sales in the Asia Pacific region.

Part II	Table of Contents
MD&A - Gross Profit

GROSS PROFIT

2022 Versus 2021
Consolidated gross profit as a percentage of net sales decreased by 380 basis points to 23.6% in 2022 as compared to 27.4% in 2021. Inventory and purchasing obligation charges related to the decision to exit the respiratory product line burdened gross profit dollars $8,651,000 or 120 basis points. Excluding these charges, gross profit decreased 260 basis points primarily attributable lower net sales impacting efficiency of operations, intermittent production stoppages and unfavorable foreign currency translation. These were partially offset by favorable product mix including pricing actions, which continue to lag higher costs.

Europe - Gross profit as a percentage of net sales decreased 260 basis points in 2022 compared to the prior year and gross profit dollars decreased by $31,070,000. Gross profit dollars were burdened primarily by lower sales, increased input costs and unfavorable foreign exchange. Inventory write downs related to the decision to exit the respiratory product line burdened gross profit dollars $916,000 or 30 basis points.

North America - Gross profit as a percentage of net sales decreased by 450 basis points in 2022 compared to the prior year while gross margin dollars decreased by $33,121,000. The decrease in gross profit dollars as a percentage of net sales was driven by lower sales in relation to fixed costs and increased input costs. Inventory and purchase obligation charges related to the decision to exit the respiratory product line burdened gross profit dollars by $7,679,000 or 250 basis points.

All Other - All other primarily relates to the company's Asia Pacific businesses. Gross profit as a percentage of net sales, increased 80 basis points in 2022 compared to the prior year and gross profit dollars decreased $379,000. The decrease in gross profit dollars was primarily driven by higher input costs.

Research and Development

The company continued to invest strategically in research and development activities in 2022. The company dedicated funds to applied research activities to ensure that new and enhanced design concepts are available to its businesses. Research and development expenditures, which are included in costs of products sold, decreased to $3,492,000 in 2022 from $8,656,000 in 2021. The expenditures, as a percentage of net sales, were 0.5% and 1.0% in 2022 and 2021, respectively. The decline is primarily attributable to lower employment costs in both Europe and North America.

Table of Contents	Part II
MD&A - Gross Profit

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

Part II	Table of Contents
MD&A - SG&A

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

2022 Versus 2021

($ in thousands USD)	2022	2021	Reported Change	Foreign Exchange Impact	Constant Currency Change
SG&A Expenses - $	226,780	232,242	(5,462)	(11,254)	5,792
SG&A Expenses - % change			(2.4)	(4.9)	2.5
% to net sales	30.6	26.6

The table above provides selling, general and administrative (SG&A) expense change as reported and as adjusted to exclude the impact of foreign exchange translation (constant currency SG&A). “Constant currency SG&A” is a non-GAAP financial measure, which is defined as SG&A expenses excluding the impact of foreign currency translation and divestitures, as applicable. The current year's functional currency SG&A expenses are translated using the prior year's foreign exchange rates. These amounts are then compared to the prior year's SG&A expenses to calculate the constant currency SG&A expense change. Management believes that this financial measure provides meaningful information for evaluating the core operating performance of the company.

Consolidated SG&A expenses as a percentage of net sales were 30.6% in 2022 and 26.6% in 2021. The overall dollar decrease was $5,462,000, or 2.4%, with foreign currency translation decreasing expense by $11,254,000. Excluding the impact of foreign currency translation SG&A expenses increased $5,792,000, or 2.5%, primarily driven by increased IT costs as a result of the temporary pause in the ERP roll-out, partially offset by reduced employee-related costs.

Europe - European SG&A expenses decreased by 9.9%, or $10,714,000, in 2022 compared to 2021. Foreign currency translation decreased expense by approximately $10,004,000 or 9.2%. Excluding the foreign currency translation impact, SG&A expenses decreased by $710,000, or 0.7%, primarily driven by reduced employee-related costs partially offset by unfavorable foreign currency transactions.

North America - SG&A expenses for North America decreased 1.0%, or $852,000, in 2022 compared to 2021 with foreign currency translation decreasing expense by $305,000 or 0.3%. Excluding the foreign currency translation, SG&A expense decreased $547,000, or 0.6%, driven primarily driven by reduced employee-related costs.

All Other - SG&A expenses increased $6,104,000 in 2022 compared to 2021. Foreign currency translation decreased expense by $945,000. All Other includes SG&A related to the Asia Pacific businesses and non-allocated corporate costs.

SG&A expenses related to non-allocated corporate costs for 2022 increased 36.7%, or $8,508,000, compared to 2021. The increase was primarily driven by increased IT costs.

Related to the Asia Pacific businesses, SG&A for 2022 decreased 19.9%, or $2,404,000, compared to 2021 with foreign currency translation decreasing SG&A expenses $945,000. Constant currency SG&A expenses decreased $1,459,000 or 12.1%, primarily driven by favorable foreign currency exchange transactions.

Table of Contents	Part II
MD&A - SG&A

2021 Versus 2020

($ in thousands USD)	2021	2020	Reported Change	Foreign Exchange Impact	Divestiture Impact	Constant Currency Change
SG&A Expenses - $	232,242	236,357	(4,115)	7,583	(826)	(10,872)
SG&A Expenses - % change			(1.7)	3.2	(0.3)	(4.6)
% to net sales	26.6	27.8

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

Part II	Table of Contents
MD&A - Operating Income (Loss)

OPERATING INCOME (LOSS)

				2022 vs. 2021		2021 vs. 2020
($ in thousands USD)	2022	2021	2020	$ Change	% Change	$ Change	% Change
Europe	13,413	33,769	22,682	(20,356)	(60.3)	11,087	48.9
North America	(34,197)	(1,928)	9,449	(32,269)	(1,673.7)	(11,377)	120.4
All Other	(30,603)	(24,977)	(23,236)	(5,626)	(22.5)	(1,741)	(7.5)
Gain on sale of business	—	—	9,790	—	—	(9,790)	(100.0)
Charges related to restructuring	(25,820)	(2,534)	(7,358)	(23,286)	(918.9)	4,824	65.6
Impairment of goodwill	—	(28,564)	—	28,564	(100.0)	(28,564)	(100.0)
Impairment of intangible assets	(3,259)	—	—	(3,259)	100.0	—	—
Consolidated Operating Income (Loss)	(80,466)	(24,234)	11,327	(56,232)	(232.0)	(35,561)	313.9

2022 Versus 2021

Consolidated operating loss increased by $56,232,000 to $80,466,000 in 2022 as compared to $24,234,000 in 2021 primarily due to lower sales, charges related to the exit of the respiratory product line, higher IT costs due to temporary pause in ERP implementation, and increased restructuring costs. Other declines were influenced by the global supply chain challenges and higher input costs not fully mitigated by pricing actions as well as unfavorable foreign currency.

Europe - Operating income decreased by $20,356,000 in 2022 compared to 2021 primarily related to lower net sales and lower gross profit impacted by higher input costs and operational inefficiencies, and unfavorable foreign currency partially offset by reduced SG&A expenses primarily driven by lower employee-related costs.

North America - Operating loss increased by $32,269,000 in 2022 compared to 2021 primarily related to lower sales, lower gross profit impacted by increased input costs and charges related to the exit of the respiratory product line.

All Other - Operating loss increased by $5,626,000 in 2022 compared to 2021 driven by higher SG&A expenses from IT costs recorded as operating expense due to temporary pause on ERP implementation.

Charge Related to Restructuring Activities

The company's restructuring charges were originally necessitated primarily by continued declines in Medicare and Medicaid reimbursement by the U.S. government, as well as similar healthcare reimbursement pressures abroad, which negatively affect the company's customers (e.g. home health care providers) and continued pricing pressures faced by the company due to the outsourcing by competitors to lower cost locations. Restructuring decisions were also the result of reduced profitability in each of the segments. In addition, as a result of the company's business improvement strategy, additional restructuring actions continued in 2022. The company expects reduced salary and benefit costs principally impacting Selling, General and Administrative expenses and Cost of Products Sold as a result of the actions.

Charges for the year ended December 31, 2022 totaled $25,820,000 which were related to Europe ($13,918,000), North America ($10,646,000) and All Other ($1,256,000). Charges incurred related to severance ($9,087,000) and other restructuring costs ($16,733,000). Payments for the year ended December 31, 2022 were $18,311,000 and the cash payments were funded with company's cash on hand. The majority of the 2022 accrued balances are expected to be paid out within twelve months.

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

See the company's disclosure below in Liquidity and Capital Resources and in “Item 1A. Risk Factors” which highlights factors that have, and could continue to, negatively impact the company's liquidity. Refer also to “Charges Related to Restructuring Activities” in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Table of Contents	Part II
MD&A - Operating Income (Loss)

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

Part II	Table of Contents
MD&A - Other Items

OTHER ITEMS

2022 Versus 2021
Impairment of intangible assets

($ in thousands USD)	2022	2021
Impairment of intangible assets	3,259	—

In 2022, the company performed an assessment for potential impairments and recognized intangible asset impairment charges within the North America operating segment of $1,012,000 ($729,000 after-tax) and within the Europe operating segment of $2,247,000 ($1,605,000 after-tax) related to trademarks with an indefinite life.
Impairment of goodwill

($ in thousands USD)	2022	2021
Impairment of goodwill	—	28,564

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
Net gain on convertible debt derivatives

($ in thousands USD)	2022	2021
Net gain on convertible debt derivatives	(1,510)	—

In 2022, the company recognized a net gain of $1,510,000 related to the fair value of convertible debt derivatives related to the Secured 2026 Notes. Refer to “Long-Term Debt” in the notes to the consolidated financial statements.
Net gain on debt extinguishment including debt finance changes and fees

($ in thousands USD)	2022	2021
Net gain on debt extinguishment including debt finance fees	(9,419)	(9,422)

During the third quarter of 2022, the company entered into various transactions which included the amendment and restatement of its asset-based lending facility, partial retirement of Series II 2024 Notes and partial exchange and retirement of 2026 Notes for new Secured 2026 Notes, a term loan and issuance of common shares as consideration for the transactions. During the fourth quarter, further 2026 Notes were exchanged for Secured 2026 Notes. The result of the transactions was a net gain on debt extinguishment including debt and finance fees of $9,419,000.

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
Interest

($ in thousands USD)	2022	2021
Interest Expense	28,520	24,307
Interest Income	(56)	(1)

Interest expense increased as a result of increased debt levels primarily attributable to the term loan debt implemented in the third quarter of 2022 with higher average interest rates.
Income Taxes
The company had an effective tax rate charge of 3.1% and 16.5% on losses before taxes in 2022 and 2021, respectively, compared to an expected benefit at the U.S. statutory rate of 21.0% on the pre-tax losses for each period, respectively. The company's effective tax rate in 2022 and 2021 was unfavorable compared to the U.S.

Table of Contents	Part II
MD&A - Other Items

federal statutory rate expected benefit, principally due to the negative impact of the company's inability to record tax benefits related to the significant losses in countries which had tax valuation allowances. The 2022 and 2021 effective tax rate was increased by certain taxes outside the United States, excluding countries with tax valuation allowances, that were at an effective rate higher than the U.S. statutory rate.

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
As a result of the goodwill impairment, the company recorded a reversal of deferred taxes related to the tax-deductible goodwill previously deducted by the company, resulting in the company recognizing a tax benefit of $661,000.
Net loss (gain) on debt extinguishment including debt finance changes and fees

($ in thousands USD)	2021	2020
Net loss (gain) on debt extinguishment including debt finance fees	(9,422)	7,360

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

During the second quarter of 2020, the company entered into separate, privately negotiated agreements with certain holders of its 5.00% convertible senior notes due 2021 (“2021 Notes”) and certain holders of its 2022 Notes to exchange $35,375,000 in aggregate principal amount of 2021 Notes and $38,500,000 in aggregate principal amount of 2022 Notes, for aggregate consideration of $73,875,000 in aggregate principal amount of new Series II 2024 Notes of the company and $5,593,000 in cash. During the third quarter of 2020, the company repurchased and retired $24,466,000 its 2021 Notes. These transactions resulted in a combined loss on debt extinguishment including debt and finance fees of $7,360,000.
Interest

($ in thousands USD)	2021	2020
Interest Expense	24,307	28,499
Interest Income	(1)	(93)
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

Table of Contents	Part II
MD&A - Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES

Key balances on the company's balance sheet and related metrics:

($ in thousands USD)	December 31, 2022	December 31, 2021	$ Change	% Change
Cash and cash equivalents	58,792	83,745	(24,953)	(29.8)
Working capital (1)	79,183	138,134	(58,951)	(42.7)
Total debt (2)	430,394	382,586	47,808	12.5
Long-term debt (2)	427,134	376,462	50,672	13.5
Total shareholders' equity	81,092	218,489	(137,397)	(62.9)
Credit agreement borrowing availability (3)	15,288	41,845	(26,557)	(63.5)
(1)    Current assets less current liabilities.
(2)    Long-term debt and Total debt include finance leases but exclude debt issuance costs recognized as a deduction from the carrying amount of debt liability and debt discounts classified as debt or equity and operating leases.
(3)    Reflects the combined availability of the company's North American and prior European asset-based revolving credit facilities before borrowings. At December 31, 2022, the company had drawn $15,220,000 on the North American credit facility. Outstanding borrowings and availability are calculated on a month lag related to the prior European credit facility.

The company's cash and cash equivalents were $58,792,000 and $83,745,000 at December 31, 2022 and December 31, 2021, respectively. The decrease in cash balances at December 31, 2022 compared to December 31, 2021 is attributable to cash used for operations.

Refer to “Long-Term Debt” in the Notes to the Consolidated Financial statements included in this report for a summary of the material terms of the company's long-term indebtedness.

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

The company's total debt outstanding, inclusive of the debt discount and fees associated with the company's convertible senior notes due 2022, 2024 and 2026 secured convertible senior notes due 2026, secured term loan due 2026 and finance leases, increased by $47,808,000 to $430,394,000 at December 31, 2022 from $382,586,000 as of December 31, 2021. The increase is primarily driven by July, October and December financing transactions which included a new secured term loan offset by partial settlement of Series II 2024 Notes, exchanges of 2026 convertible notes for 2026 secured convertible notes and net borrowings and repayments of ABL credit facility.

At December 31, 2022 the company had drawn $15,220,000 on the North American credit facility. At December 31, 2021, the company had drawn $22,150,000 on the North American credit facility and $13,352,000 on the European credit facility.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, the company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period. In evaluating the company's ability to continue as a going concern, management evaluated the conditions and events that could raise substantial doubt about the company's ability to continue as a going concern within one year after the date that the financial statements are issued on April 14, 2023.

On January 31, 2023 (the “Petition Date”), the company and two of its U.S. subsidiaries (collectively, the “Debtors” or “Company Parties”) filed voluntary petitions under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Debtors obtained joint administration of their chapter 11 cases under the caption In re Invacare Corporation, et al., Case No. 23-90068 (CML) (the “Chapter 11 Cases”).

Given the inherent risks, unknown results and inherent uncertainties associated with the bankruptcy process and the direct correlation between these matters and the company's ability to satisfy its financial obligations that

Part II	Table of Contents
MD&A - Liquidity and Capital Resources

may arise, the company believes that there is substantial doubt that it will continue to operate as a going concern within one year after the date the financial statements are issued on April 14, 2023.

The company's operations and its ability to develop and execute its business plan are subject to a high degree of risk and uncertainty associated with the Chapter 11 Cases. The outcome of the Chapter 11 Cases is subject to a high degree of uncertainty and is dependent upon factors that are outside of the company's control, including actions of the Bankruptcy Court and the company's creditors. There can be no assurance that the company will confirm and consummate the chapter 11 plan of reorganization (as may be modified, amended or supplemented from time to time, the “Plan”) as set forth in the RSA or complete another plan of reorganization with respect to the Chapter 11 Cases. As a result, the company has concluded that management's plans do not alleviate substantial doubt about the company's ability to continue as a going concern.

Refer to “Subsequent Events” in the Notes to the Consolidated Financial statements included in this report for a summary of the Chapter 11 Cases.

The company may incur additional debt in the future. Although the terms of the agreements governing existing debt restrict the company's ability to incur additional debt (including secured debt), such restrictions are subject to several exceptions and qualifications and such restrictions and qualifications may be waived or amended, and debt (including secured debt) incurred in compliance with such restrictions and qualifications (as they may be waived or amended) may be substantial.

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

An increase of 1% to variable rate debt outstanding at December 31, 2022 would increase interest expense $1,057,200 annually. For 2022 and 2021, the weighted average interest rate on all borrowings, excluding finance leases, was 5.3% and 4.5%, respectively.

Refer to “Long-Term Debt” and “Leases and Commitments” in the Notes to the Consolidated Financial Statements for more details regarding the company's convertible notes and credit facilities and lease liabilities, respectively.

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

CAPITAL EXPENDITURES

There were no individually material capital expenditure commitments outstanding as of December 31, 2022. The company estimates that capital investments for 2023 could be approximately $9,000,000 to $15,000,000 compared to actual capital expenditures of $3,778,000 in 2022. The company believes that its balances of cash and cash equivalents and borrowing facilities will be sufficient to meet its operating cash requirements and fund required capital expenditures (refer to “Liquidity and Capital Resources”). The ABL Credit Agreement limits the company's annual capital expenditures to $25,000,000.

DIVIDEND POLICY

The Board of Directors decided to suspend the quarterly dividend on the company's common shares in the second quarter of 2020 and the quarterly dividend on the Class B common shares in the third quarter of 2018. Less than 4,000 Class B common shares remain outstanding, and holders of Class B common shares are entitled to convert their shares into common shares at any time on a share-for-share basis.

Table of Contents	Part II
MD&A - Cash Flows

CASH FLOWS

Cash flows used by operating activities were $55,251,000 in 2022 compared to $14,309,000 in the previous year. The 2022 operating cash flows were burdened by the operating loss, reduced account payable and significant payments for restructuring costs. These were partially offset by lower accounts receivable and inventory levels.
Cash flows used by investing activities were $4,320,000 in 2022, compared to $17,802,000 in 2021. The decrease in cash flows used for investing was primarily driven by lower capital expenditures related to the ERP implementation.
Cash flows provided by financing activities in 2022 were $38,324,000 compared to cash flow provided of $12,873,000 in 2021.

Cash flows provided in 2022 included the issuance of $90,500,000 principal amount of Secured Term Loan offset by payment of $11,037,000 in financing costs and net credit facilities borrowings and repayments. Borrowing during 2022 were on credit facilities under the company's ABL Credit Agreement which provides an asset-based-lending senior secured credit facilities and the Highbridge Loan Agreement which provides the Secured Term Loan. The company's total debt outstanding, inclusive of the debt discount and fees associated with the company's convertible senior notes due 2022, 2024 and 2026 secured convertible senior notes due 2026, secured term loan due 2026 and finance leases, increased by $47,808,000 to $430,394,000 at December 31, 2022. The increase is primarily driven by July, October and December financing transactions which included a new secured term loan offset by partial settlement of $5,000,000 of Series II 2024 Notes, $55,300,000 exchanges of 2026 convertible notes for 2026 secured convertible notes and net borrowings and repayments of ABL credit facility.

Cash flows provided in 2021 was driven by the issuance of $125,000,000 principal amount of 2026 Notes in the first quarter of 2021, payment of $5,369,000 in financing costs, purchase of capped calls related to the 2026 Notes for $18,787,000, repurchase of $78,850,000 principal amount of 2022 Notes and repayment of $1,250,000 principal amount of 2021 Notes. Borrowing on credit facilities are under the company's Credit Agreement which provides an asset-based-lending senior secured credit facilities.

Part II	Table of Contents
MD&A - Cash Flows

Free cash flow is a non-GAAP financial measure and is reconciled to the corresponding GAAP measure as follows:

($ in thousands USD)	Twelve Months Ended December 31,
	2022	2021
Net cash used by operating activities	$(55,251)	$(14,309)
Plus: Sales of property and equipment	5	33
Less: Purchases of property and equipment	(3,778)	(17,698)
Free Cash Flow (usage)	$(59,024)	$(31,974)

Free cash flow usage was $59,024,000 in 2022 compared to usage of $31,974,000 in 2021. The change in free cash flow was driven by the same items impacting operating activities noted previously. Free cash flow is a non-GAAP financial measure composed of net cash used by operating activities less purchases of property and equipment plus proceeds from sales of property and equipment. Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the company and its ability to repay debt or make future investments (including acquisitions, etc.).

In 2021, the company's capital expenditures included ERP implementation costs which were paused in 2022.

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

The company's approximate cash conversion days at December 31, 2022 and December 31, 2021 are as follows:
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

Improvement in cash conversion days primarily driven by lower inventory levels impacted by supply chain challenges and lower respiratory demand and higher level of accounts payable payments.

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

Goodwill, Intangible and Other Long-Lived Assets

Property, equipment, intangibles and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Under Intangibles-Goodwill and Other, ASC 350, goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. The company's measurement date for its annual goodwill impairment test is October 1 and the analysis is completed in the fourth quarter. Furthermore, goodwill and other long-lived assets are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Most of the company's goodwill and intangible assets relate to the company's Europe reporting unit which was profitable in 2022.

To assess goodwill for impairment in accordance with ASC 350, the company first estimates the fair value of each reporting unit and compares the calculated fair value to the carrying value of each reporting unit. A reporting unit is defined as an operating segment or one level below. The company has determined that its reporting units are the same as its operating segments. To estimate the fair values of the reporting units, the company utilizes a discounted cash flow (DCF) method in which the company forecasts income statement and balance sheet amounts based on assumptions regarding future sales growth, operating income, inventory turns, days' sales outstanding, etc. to forecast future cash flows. The cash flows are discounted using a weighted average cost of capital (WACC) where the cost of debt is based on quoted rates for 20-year debt of companies of similar credit risk and the cost of equity is based upon the 20-year treasury rate for the risk-free rate, a market risk premium, the industry average beta and a small cap stock adjustment. The assumptions used are based on a market participant's point of view and yielded a WACC of 14.51% in 2022 for the company's impairment analyses for the reporting units with goodwill compared to 11.19% in 2021 and 11.27% in 2020. The financial forecast assumptions and WACC used have a significant impact

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

While there was no impairment in 2022 related to goodwill for the Europe, a future potential impairment is possible for Europe should actual results differ materially from forecasted results used in the valuation analysis or if business changes impact the company's assessment of reporting units. Furthermore, the company's valuation of goodwill can differ materially if the financial projections or market inputs used to determine the WACC change significantly. For instance, higher interest rates or greater stock price volatility would increase the WACC and thus increase the chance of impairment. In consideration of this potential, the company assessed the results if the WACC used were 100 basis points higher for the 2022 impairment analyses and determined that there still would not be any impairment for the Europe reporting unit.

During the third quarter of 2021, the company's reporting units of North America/HME and Institutional Products Group merged into one reporting unit of North America, consistent with the operating segment. Developments in 2021 and the conclusion of the reporting units merger were tied mostly to actions of the company to implement components of a new ERP system which changes both the level of discrete financial information readily available and the go-forward manner in which the company assesses performance and allocates resources to the North America operating segment.

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

The company also considers the potential for impairment of other intangible assets and other long-lived assets annually or whenever events or circumstances indicate impairment. In 2022, the company performed an assessment for potential impairments and recognized intangible asset impairment charges within the North America operating segment of $1,012,000 ($729,000 after-tax) and within the Europe operating segment of $2,247,000 ($1,605,000 after-tax) related to a trademarks with an indefinite life. The fair value of the trademarks were calculated using a relief from royalty payment methodology which requires applying an estimated market royalty rate to forecasted net sales and discounting the resulting cash flows to determine fair value. The cash flow projections were negatively impacted by the decision to exit certain lifestyle products. In 2021 and 2020, the company performed an assessment for potential impairments and recognized no intangible asset impairment charge or other long-lived asset impairment charge.

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

Product Liability

The company was self-insured in North America for annual policy losses up to $10,000,000 per occurrence and $13,000,000 in the aggregate. The company also has additional layers of external insurance coverage, related to all lines of insurance coverage, insuring up to $75,000,000 in aggregate losses per policy year arising from individual claims anywhere in the world that exceed the captive insurance company policy limits or the limits of the

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

Accounting for Stock Compensation

The company accounts for stock compensation under the provisions of Compensation—Stock Compensation, ASC 718. The company has not made any modifications to the terms of any previously granted awards (other than the modification in the fourth quarter of 2020 (refer to Equity
Compensation in the Notes to the Consolidated Financial Statements) and no changes have been made regarding the valuation methodologies or assumptions used to determine the fair value of awards granted and the company continues to use a Black-Scholes valuation model to value options granted. As of December 31, 2022, there was $2,221,000 of total unrecognized compensation cost from stock compensation arrangements, which is related to non-vested awards, and includes $2,146,000 related to restricted stock awards and $75,000 related to performance awards.

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

Accounting for Convertible Debt and Related Derivatives

During the third and fourth quarter of 2022, the company entered into privately negotiated Secured Convertible 2026 Notes of $31,106,000 and $10,369,000, respectively, in aggregate principal amount. Convertible debt conversion liabilities of $1,510,000 were recorded based on initial fair values and these fair values are updated each reporting period with the offset to the income statement.

Table of Contents	Part II
MD&A - Accounting Estimates and Pronouncements

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For the company's disclosure regarding recently issued accounting pronouncements, refer to Accounting Policies - Recent Accounting Pronouncements in the Notes to the Consolidated Financial Statements.

Part II	Table of Contents
Items 7-9

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

The company is at times exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. An increase of 1% to variable rate debt outstanding at December 31, 2022 would increase interest expense $1,057,200 annually. Additionally, the company operates internationally and, as a result, is exposed to foreign currency fluctuations. Specifically, the exposure results from intercompany loans, intercompany sales or payments and third-party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized to hedge intercompany purchases and sales as well as third-party purchases and sales. The company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the company's financial condition or results of operations.

The company is party to the ABL DIP Credit Agreement which became effective on February 2, 2023. Accordingly, while the company is exposed to increases in interest rates, its exposure to the volatility of the current market environment is currently limited until the ABL DIP Credit Agreement expires. Cash flow hedges are precluded under the ABL DIP Credit Agreement. The Highbridge Loan Agreement and the DIP Credit Agreements contain customary default provisions, with certain grace periods and exceptions, which provide that events of default that include, among other things, failure to pay amounts due, breach of covenants, representations or warranties, bankruptcy, the occurrence of a material adverse effect, exclusion from any medical reimbursement program, and an interruption of any material manufacturing facilities for more than ten consecutive days. Should the company fail to comply with these requirements, the company would potentially have to attempt to obtain alternative financing and thus likely be required to pay much higher interest rates.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2022, an evaluation was performed, under the supervision and with the participation of the company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company's disclosure controls and procedures were effective as of December 31, 2022, in ensuring that information required to be disclosed by the company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (2) accumulated and communicated to the company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Table of Contents	Part II
Items 7 - 9

In management's opinion, internal control over financial reporting was effective as of December 31, 2022.

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
Items 10 - 14

Item 10.    Directors, Executive Officers and Corporate Governance.

Director Biographies and Qualifications

Below is certain biographical information regarding the company's Directors, as well as a discussion of the qualifications. Each of the individuals listed below has a wealth of knowledge, experience and expertise developed over a lifetime of achievement. In the discussion below, we have not detailed all of the numerous factors considered by the Board, but rather have highlighted the primary qualifications that led the Board to conclude that each of the following individuals should serve as a Director. The Board of Directors believes that the current Board composition reflects a group of individuals with relevant knowledge and experience that greatly benefits the company.

Edward F. Crawford and Steven H. Rosen were appointed as directors by the Board of Directors on August 22, 2022 pursuant to a cooperation agreement (the “Cooperation Agreement”) entered into on August 22, 2022. Additional information regarding the Cooperation Agreement is included in the Corporation’s Current Report on Form 8-K filed on August 24, 2022 and in Item 13 of this Annual Report on Form 10-K under the caption “Certain Relationships and Related Transactions.” There are no other arrangements or understandings pursuant to which any of the persons listed below were selected as directors.

Edward F. Crawford, age 84, was appointed as a Director of the company on August 22, 2022. Ambassador Crawford currently serves as a member of the Board of Park-Ohio Holdings Corp. (NASDAQ: PKOH), a public company based in Ohio and has previously served as its Chairman and Chief Executive Officer from 1998 until 2018 and as its President from 1997 to 2003. He currently serves as Chairman of the Board of Crawford United Corporation (OTC: CRAWA) since 2021 and previously has served as a director from 2012 to 2019. He has served as the U.S. Ambassador to Ireland from 2019 to 2021. Ambassador Crawford serves as a member of the Board of Advisors at Resilience Capital Partners LLC, a private equity firm. Ambassador Crawford has extensive experience in strategic planning and operations, as well as knowledge of public and private company strategy. Mr. Crawford has amassed extensive knowledge of public and private company strategies and operations and brings to the Board his experience in leading a variety of private enterprises for over 40 years.

Petra Danielsohn-Weil, PhD, age 63, has been a Director since May 2018. From 2014 until her retirement in August 2017, Ms. Danielsohn-Weil was the Regional
President for Pfizer Essential Health - Europe. Pfizer Essential Health is a producer of non-viral anti-infectives, biosimilars and sterile injectable medicines and is a business unit of Pfizer Inc. (NYSE:PFE), a research-based, global biopharmaceutical company. Ms. Danielsohn-Weil previously served in various general management, regional and global business unit executive roles in Europe and the United States for Pfizer from 2000 through 2014. Prior to that she served in various commercial and strategic leadership roles in Europe and the US for Warner-Lambert from 1988 until its acquisition by Pfizer in 2000. Since 2019, Ms. Danielsohn-Weil has been a member of the supervisory Board of Gruenenthal Pharma GmbH. Ms. Danielsohn-Weil has a wealth of executive experience leading biotech businesses in the European market, including in commercial development, business integration, research and development, sales, digital marketing, and implementing long-term strategic plans in a complex environment.

Marc M. Gibeley, age 58, has been a Director since November 2015. Mr. Gibeley has served as Chief Executive Officer and a Director of Nutritional Medicinals, LLC, a producer of organic whole food feeding tube formulas and meal replacements, since November 2018. Prior to that, Mr. Gibeley served as Chief Executive Officer and Director of Scientific Intake Ltd. Co., a medical device and digital healthcare company focused on weight management and the prevention of obesity related chronic diseases, from October 2016 to January 2018. Prior to that, Mr. Gibeley served as Head of Diabetes Care North America for Roche Holding AG (SIX: RO), a leading research-focused pharmaceuticals and diagnostics healthcare company from 2011 through 2016. Mr. Gibeley served as the President and Chief Executive Officer of WaveRx, a venture-backed diabetes neuropathy medical device company, from 2008 through 2011. Prior to joining WaveRx, Mr. Gibeley worked for several consumer packaged goods companies, including Procter & Gamble (NYSE: PG), Eastman Kodak (NYSE: KODK) and Kraft Foods (NASDAQ: KHC). Mr. Gibeley has extensive experience in leading and managing medical device companies that have undergone substantial changes and transformed to focus on marketing products directly to consumers. He has a wide range of management expertise, including in sales, marketing, finance, customer support and product launches, as well as in regulatory affairs, manufacturing, and operations and commercial development, which has been developed over a career in consumer products businesses at various stages of development.

Michael J. Merriman Jr., age 66, was appointed to the Board of Directors on August 28, 2022. Mr. Merriman Jr., previously served as a director of the company from 2014 to 2018 and chaired its Audit Committee. He has

Table of Contents	Part III
Items 10 - 14

served as an operating advisor of Resilience Capital Partners LLC, a private equity firm focused on principal investing in lower, middle-market underperforming and turnaround opportunities, from 2008 until 2017, and currently serves on the board of one of Resilience’s portfolio companies. Mr. Merriman Jr. is a director of Nordson Corporation (Nasdaq: NDSN), a manufacturer of products that dispense adhesives, coatings, sealants, biomaterials and other materials, and has served as Chairman of the Board since 2018. He also is a director of Regis Corporation (NYSE: RGS), a company that owns, franchises, and operates beauty salons, hair restoration centers and cosmetology education facilities, where he is chair of the audit committee and a member of the compensation committee. Mr. Merriman Jr. served as president and chief executive officer of Lamson & Sessions Co. (formerly, NYSE: LMS), a manufacturer of thermoplastic conduit, fittings and electrical switch and outlet boxes, from 2006 to 2007; and served as senior vice president and chief financial officer of American Greetings Corporation (formerly, NYSE: AM), a designer, manufacturer and seller of greeting cards and other social expression products, from 2005 until 2006. Mr. Merriman Jr. previously served as a director of OMNOVA Solutions Inc., a specialty chemical company, from 2008 until its sale in 2020. Mr. Merriman Jr. has deep experience and significant knowledge in executive management, strategy, corporate governance, acquisitions and divestitures, product development and investor relations, as well as significant finance, financial reporting and accounting expertise, all developed through Mr. Merriman Jr.’s prior experience as a public company chief executive officer and chief financial officer, as a certified public accountant, and as a public company director.

Clifford D. Nastas, age 60, has been a Director since May 2015. Mr. Nastas has served as Chief Executive Officer and President of Tempel Steel, an independent manufacturer of precision magnetic steel laminations for the motor, generator, auto and transformer industries, since May 2019. Mr. Nastas served as President and Chief Executive Officer of Radiac Abrasives Company, a manufacturer of conventional bonded and super abrasives in North America from January 2016 until December 2018. Since 2014, Mr. Nastas has been a Director of Dan T. Moore Company, Inc., a holding company of diverse advanced materials manufacturing and technology businesses and became co-chairman in 2016. Also, since 2014, Mr. Nastas has served as a Director of Shorr Packaging Corporation, an ESOP-owned company that distributes packaging supplies throughout North America. Mr. Nastas served as Chief Executive Officer and a Director of Material Sciences Corporation (formerly, Nasdaq: MASC), Elk Grove Village, Illinois, a publicly traded diversified industrial manufacturing company providing high-value coated metal, acoustical and lightweight composite solutions from 2005 until the company was sold in March 2014. From 2001 to 2005, Mr. Nastas served in various capacities at Material Sciences, including as President and Chief Operating Officer. Prior to joining Material Sciences, Mr. Nastas served in various general management, sales, and manufacturing capacities with Honeywell International, formerly Allied Signal (NYSE: HON), Morris Township, New Jersey, Avery Dennison Corporation (NYSE: AVY), Glendale, California, and Ford Motor Company (NYSE: F), Dearborn, Michigan. Mr. Nastas has extensive business leadership and management expertise, which includes a broad range of experience in management, operations, sales, marketing, product development and engineering in a number of global businesses, including as the CEO of a publicly-traded company.

Geoff Purtill, age 57, was appointed a Director on December 9, 2022. He has been President and Chief Executive Officer of the company since November 2022 and had previously served as interim President and CEO beginning in August 2022. Previously, Mr. Purtill also served as the Senior Vice President and General Manager of the company's European and Asia Pacific businesses and has led the Global Strategy efforts. Mr. Purtill joined Invacare in 2010, and prior to that had various leadership roles in sales, category management and supply chain roles at Johnson & Johnson. Mr. Purtill was in the Australian Army for 14 years, where he started as an Electronics Technician and left as a Captain in the Intelligence Corps. Mr. Purtill graduated with an MBA (Exec) from the Australian Graduated School of Management in 2003. Mr. Purtill was appointed as a director primarily due to his role as Chief Executive Officer, as well as his considerable experience in managing and operating businesses, which provides the Board with management perspective that is valuable in overseeing the company’s business operations.

Steven H. Rosen, age 52, was appointed as a Director of the company on August 22, 2022. Since 2001, Mr. Rosen has served as the Co-Founder and Co-Chief Executive Officer of Resilience Capital Partners LLC, a Cleveland, Ohio based private equity firm where he has been involved with all aspects of the firm’s operations and strategic planning efforts and the developing and maintaining of relationships with investors and investment intermediaries. He has a wide range of experience in operations, strategic planning and assisting companies undergoing strategic transformation. Mr. Rosen serves as a director of Park-Ohio Holdings Corp (NASDAQ: PKOH), Crawford United Corporation (OTC: CRAWA) and AmFin Financial Corporation (OTC: ANFL). Mr. Rosen holds a Bachelors Degree from the University of Maryland and an MBA from the Weatherhead School of Management at Case Western Reserve University. Mr. Rosen brings to the Board an extensive background in mergers and acquisitions, financial analysis and consulting as well as contacts throughout the financial and investing field.

Part III	Table of Contents
Items 10 - 14

Aron I. Schwartz, age 52, was appointed as a Director on March 21, 2022. Mr. Schwartz is a Managing Partner at ACON Investments, LLC, a private equity firm based in Washington, D.C. Mr. Schwartz was previously a consultant to, and a Managing Director at, Avenue Capital, a global investment firm, from 2012 to 2014. Prior to that, from 1999 to 2011, he held various positions culminating in Managing Director of Fenway Partners, a middle market private equity firm. Since 2012, he has served on the board of directors and as chairman of the audit committee of CION Investment Corporation (NYSE: CION), a business development company that primarily provides senior secured loans to US middle-market companies. Mr. Schwartz previously served on the boards of various companies, including Melinta Therapeutics, Inc. (OTC: MLNTQ), a pharmaceutical development company from 2019 to 2020. Mr. Schwartz has a wide range of financial experience in managing and overseeing companies with operations in various industries, including companies undergoing strategic transformation.

Determination of Current Board Leadership Structure
The Board’s independent Directors bring experience, oversight and expertise from outside the company and industry, while the Chief Executive Officer brings company and industry-specific experience and expertise. One of the key responsibilities of the Board is to develop strategic direction and hold management accountable for the execution of strategy once it is developed. There is unified leadership and a focus on strategic development and execution and structure helps assure independent oversight of management.

Table of Contents	Part III
Items 10 - 14

Members of the Board Committees
The composition of the Board committees, as of April 14, 2023, is set forth below.

Director	Audit Committee	Nominating and Governance Committee	Compensation and Management Development Committee	Strategy and Operational Improvement Committee	Special Committee	Regulatory and Compliance Committee
Edward F. Crawford		Member		Member
Petra Danielsohn-Weil, PhD			Member		Member	Chair
Marc M. Gibeley			Chair		Member	Member
Clifford D. Nastas		Chair		Chair	Member
Michael J. Merriman Jr. (Chairman of the Board)	Member	Member	Member	Member
Steven H. Rosen	Member		Member	Member
Aron I. Schwartz	Chair			Member	Chair	Member
Geoffrey P. Purtill					Member
Principal Functions of the Board Committees
The Board has an Audit Committee; a Nominating and Governance Committee; a Compensation and Management Development Committee; a Strategy and Operational Improvement Committee; a Special Committee; and a Regulatory and Compliance Committee.
Audit Committee.    The Audit Committee assists the Board in monitoring (i) the integrity of Invacare's financial statements, (ii) the independence, performance and qualifications of Invacare's internal and independent auditors, (iii) Invacare's compliance with legal and regulatory requirements related to the company's financial statements and accounting policies (iv) Invacare's risk assessment and management process. The specific functions and responsibilities of the Audit Committee are set forth in the Audit Committee Charter adopted by the Board of Directors, a copy of which is available at www.invacare.com by clicking on the Investor Relations tab and then the Corporate Governance link. The Audit Committee met four times during 2022.
The Board has determined that each member of the Audit Committee satisfies the current independence standards of Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended. The Board also has determined that Aron I. Schwartz, the Chair of the Audit Committee, Michael J. Merriman Jr. and Steven H. Rosen each qualifies as an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K. Mr. Merriman Jr. joined the Board of Directors on August 28, 2022 and the Audit Committee on December 8, 2022. Mr. Rosen joined the Board of Directors and the Audit Committee on August 22, 2022.
Nominating and Governance Committee.    The Nominating and Governance Committee assists the Board (i) in identifying and recommending individuals qualified to become Directors and will consider all qualified nominees recommended by shareholders, and (ii) on all matters relating to corporate governance of the company, including, but not limited to, the development and implementation of the company's corporate governance and ESG policies and guidelines. Each of the current members of the Nominating and Governance Committee is independent within the meaning of Invacare's Corporate Governance Guidelines. The Board of Directors has adopted a charter for the Nominating and Governance Committee, which is available at www.invacare.com by clicking on the Investor Relations tab and then the Corporate Governance link. The Nominating and Governance Committee met three times during 2022.

Compensation and Management Development Committee.    The Compensation and Management Development Committee assists the Board in developing and implementing (i) executive compensation programs that are fair, equitable and aligned with the interests of shareholders and that are effective in the recruitment, retention and motivation of executive talent required to successfully meet Invacare's strategic objectives and (ii) a management succession plan that meets Invacare's present and future needs. Each of the current members of the Compensation and Management Development Committee is independent within the meaning of Invacare's Corporate Governance Guidelines. The Board of Directors has adopted a charter for the Compensation and Management Development Committee, which is available at www.invacare.com by clicking on the Investor Relations tab and then the Corporate Governance link. The Compensation and Management Development Committee met eight times during 2022. Mr. Rosen joined the Board of Directors and the Compensation and Management Development Committee on August 22, 2022. Mr. Merriman Jr. joined the Board of Directors on August 28, 2022, and the Compensation and Management Development Committee on November 17, 2022.

Part III	Table of Contents
Items 10 - 14

Regulatory and Compliance Committee.    The Regulatory and Compliance Committee assists the Board in its oversight of the company's legal and regulatory compliance matters, including medical device regulatory compliance. Each of the current members of the Regulatory and Compliance Committee is independent within the meaning of Invacare's Corporate Governance Guidelines. The Board of Directors has adopted a charter for the Regulatory and Compliance Committee, which is available at www.invacare.com by clicking on the Investor Relations tab and then the Corporate Governance link. The Regulatory and Compliance Committee met four times during 2022.

Strategy and Operational Improvement Committee. The Strategy and Operational Improvement Committee was formed on August 22, 2022 and its responsibilities include: (i) conducting a comprehensive review and evaluation of the current corporate strategies of the company; (ii) assisting and advising the Board on corporate strategies and strategic alternatives; and (iii) from time to time as it determines appropriate, making recommendations to the Board regarding actions to be considered in furtherance of the committee’s purpose.

Special Committee. The Special Committee was formed on December 9, 2022 to evaluate and approve (i) strategic and/or financial options and transactions related to financing, restructuring, reorganization, recapitalization, divestiture, acquisition, and similar transactions and, if appropriate, authorizing financing to augment the company’s liquidity, balance sheet, capital allocation, or otherwise, and authorizing any bankruptcy filing and related proceedings in respect of the company and/or one or more of its subsidiaries (each of the foregoing and any combination of the foregoing, a “Restructuring Transaction”), and (ii) conflicts between the interests of the company, on the one hand, and the interests of certain creditors of the company and/or the interests of the company’s equity interests with representation on the Board, on the other.

Board Nominations and Shareholder Recommendations

There have been no material changes to the procedures by which shareholders may recommend nominees to the company’s Board of Directors since the last disclosure of those procedures in the company’s definitive proxy statement filed with the SEC in connection with its 2022 annual meeting of shareholders.

Corporate Governance Guidelines

The Board has adopted Corporate Governance Guidelines which contain principles that, along with the charters of the standing committees of the Board of Directors, provide the framework for Invacare's corporate governance. Among other things, the Corporate Governance Guidelines establish principles relating to:
•responsibilities and functions of the Board of Directors, such as meeting, orientation and continuing education guidelines;
•the composition of the Board, including Director independence and other qualification requirements;
•responsibilities of the Chairman of the Board, the Chief Executive Officer and the Lead Independent Director, if any;
•the establishment and functioning of Board committees;
•executive sessions of non-management Directors;
•Chief Executive Officer succession planning;
•Board access to management, and evaluation of the Chief Executive Officer;
•communication and interaction by the Board with shareholders and other interested parties;
•share ownership guidelines for Directors and executive officers;
•engagement by an independent committee of the Board with shareholder proponents following a majority vote on a shareholder proposal; and
•periodic self-assessment by the Board and each Board committee.
A copy of the Corporate Governance Guidelines can be found on the company's website at www.invacare.com by clicking on the Investor Relations tab and then selecting the Corporate Governance link.

Delinquent Section 16(a) Reports

Under Section 16(a) of the Exchange Act, Directors, executive officers, and beneficial owners of more than 10% of the company's common shares are required to report their initial ownership of common shares and any subsequent changes in that ownership to the SEC. Due dates for the reports are specified by those laws, and the company is required to disclose any failure to timely file such reports during the year ended December 31, 2022. Based solely on written representations of the Directors and executive officers and on copies of the reports that they have filed with the SEC, it is the company's belief that all of its Directors and executive officers complied with all Section 16(a) filing requirements applicable to them with respect to transactions in the company's equity securities during 2022, except for a Form 3 related to the June 3,

Table of Contents	Part III
Items 10 - 14

2022 formation of a 10% ownership group filed by Crawford United Corporation, Edward F. Crawford and Matthew V. Crawford, which was filed on August 24, 2022. This late filing was due to an inadvertent error.

Codes of Ethics

The company has adopted a Code of Business Conduct and Ethics that applies to all Directors, officers and employees. The company has also adopted a separate Financial Code of Ethics that applies to its Chief Executive Officer (its principal executive officer), its Chief Financial Officer (its principal financial officer and principal accounting officer) and its controller or persons performing similar functions. Investors can find both codes on the company's website at www.invacare.com by clicking on the Investor Relations tab and then selecting the Corporate Governance link. The company will post any amendments to the codes, as well as any waivers that are required to be disclosed pursuant to the rules of the Securities and Exchange Commission, within four business days, on its website.

Employees have been notified that if they have any questions or concerns regarding financial integrity, legal or regulatory compliance, ethical business conduct, or activities that may be improper under the company’s Code of Business Conduct and Ethics, or otherwise have work related concerns, they are invited to speak with their supervisor, or any other member of management at any time. They also may report any concerns in writing to the Chief Executive Officer or the Chair of the Audit Committee, or submit a report to the company’s EthicsPoint ethics and compliance hotline reporting service, which is used to consolidate and summarize reports received. All EthicsPoint reports are reviewed by the Audit Committee.

The company’s EthicsPoint service is not intended to replace other communication channels already in place. However, if employees have a concern regarding a financial integrity, legal or regulatory compliance, or ethics related matter, or believe they cannot communicate effectively using existing internal channels, they may report the concern through the company’s EthicsPoint hotline reporting service by telephone or online at http://invacare.ethicspoint.com. Reports through EthicsPoint may be made anonymously and without reprisals for matters reported in good faith.

Part III	Table of Contents
Items 10 - 14

Director Compensation Program

The Compensation and Management Development Committee (the “Compensation Committee”) is responsible for reviewing and making recommendations to the Board regarding all matters pertaining to compensation paid to non-employee Directors for Board, committee and committee chair services. In making non-employee Director compensation recommendations, the Compensation Committee takes various factors into consideration, including, but not limited to, the responsibilities of Directors generally, as well as committee chairs, and the form and amount of compensation paid to Directors by comparable companies. The Director compensation program is intended to be equitable based on the work required of non-employee Directors serving a healthcare technology company of our size and scope, and to tie a significant portion of non-employee Directors’ compensation to shareholder interests through the grant of restricted stock units. The Compensation Committee periodically reviews non-employee Director compensation and such compensation may be adjusted in the future as appropriate based on our peer group information and company performance.
The company's 2022 Director compensation program provided that non-employee Directors were paid the following cash compensation:

	Effective January 2022	Effective April 2022	Effective September 2022
Annual Cash Retainer	$65,000	$105,000	$105,000
Lead Independent Director Additional Fee	20,000	20,000	—
Non-Executive Chairman Fee	—	—	40,000
Committee Chair Additional Fees:
Audit	15,000	15,000	15,000
Compensation and Management Development	15,000	15,000	15,000
Regulatory and Compliance	15,000	15,000	15,000
Nominating and Governance	10,000	10,000	10,000
Special Committee*	—	—	20,000
Fee per meeting in excess of 24 meetings	1,500	1,500	1,500
* The Special Committee was formed in December 2022.

Additionally, in April 2022, each non-employee Director nominated at that time was granted a restricted stock unit award of 39,474 shares, which vests in full on May 15, 2023. In connection with their appointment to the Board in August 2022, Mr. Crawford and Mr. Rosen were granted restricted stock unit awards of 20,854 shares each. On November 21, 2022, Mr. Crawford and Mr. Rosen returned the awards for no consideration. On September 13, 2022, Mr. Merriman Jr. was granted 154,852 restricted stock unit awards which vest in full on November 15, 2023.
Fiscal 2022 Director Compensation Table

Name	Fees Earned or Paid in Cash ($) (2)		Stock Awards ($)(1)	Total ($)
Susan H. Alexander	100,000	(3)	58,422	158,422
Julie A. Beck	75,372	(4)	58,422	133,794
Edward F. Crawford	11,128	(5)	19,984	31,112
Petra Danielsohn-Weil, PhD	86,500	(6)	58,422	144,922
Stephanie L. Fehr	73,872	(7)	58,422	132,294
Diana S. Ferguson	24,667	(8)	—	24,667
Marc M. Gibeley	107,250	(9)	58,422	165,672
C. Martin Harris, M.D.	72,167	(10)	—	72,167
Michael J. Merriman, Jr.	13,003	(11)	157,949	170,952
Clifford D. Nastas	104,040	(12)	58,422	162,462
Steven H. Rosen	11,128	(13)	19,984	31,112
Aron I. Schwartz	60,208	(14)	58,422	118,630

Table of Contents	Part III
Items 10 - 14

(1)    The values reported in this column represent the dollar amount of expense, calculated in accordance with ASC 718, Compensation - Stock Compensation, to be recognized for financial statement purposes over the respective vesting periods with respect to all restricted stock units awarded to each Director during 2022. These time-based restricted stock units were granted pursuant to the Invacare Corporation 2018 Equity Compensation Plan, and are scheduled to vest in full on May 15, 2023 with the exception of the awards granted to Messrs. Crawford, Rosen and Merriman, Jr. which are scheduled to vest in full on November 15, 2023. Messrs. Crawford and Rosen subsequently forfeited their awards to the company without consideration. For a description of the assumptions made in computing the values reported in this column, see “Equity Compensation” in the Notes to Consolidated Financial Statements.
(2)     Fees presented in the table above and discussed within the footnotes below include payments in 2022 which includes fees earned in the fourth quarter of 2021 and paid in the first quarter of 2022 and exclude fees earned in the fourth quarter of 2022 and paid in the first quarter of 2023.
(3)    The fees for Ms. Alexander include an $85,000 pro-rata retainer, $15,000 for her service as Chair of the Regulatory and Compliance Committee. Ms. Alexander resigned from the Board on November 16, 2022 and forfeited the restricted stock units granted to her in 2022.
(4)    The fees for Ms. Beck include a $73,872 pro-rata retainer and $1,500 for one meeting in excess of 24 in 2021. Ms. Beck resigned from the Board on August 22, 2022 and forfeited the restricted stock units granted in 2022.
(5)    The fees for Mr. Crawford include a $11,128 pro-rata retainer. Mr. Crawford joined the Board on August 22, 2022.
(6)    The fees for Ms. Danielsohn-Weil include an $85,000 retainer and $1,500 for one meeting in excess of 24 in 2021.
(7)    The fees for Ms. Fehr include a $73,872 pro-rata retainer. Ms. Fehr resigned from the Board on August 22, 2022 and forfeited the restricted stock units granted in 2022.
(8)    The fees for Ms. Ferguson include a $21,667 pro-rata retainer and $3,000 for two meetings in excess of 24 in 2021. Ms. Ferguson resigned from the Board on January 19, 2022.
(9)    The fees for Mr. Gibeley include a $85,000 pro-rata retainer, $11,250 for his service as Chair of the Compensation and Management Development Committee which was pro-rated for the partial year and $7,500 for five meetings in excess of 24 in 2021.
(10)    The fees for Dr. Harris include a $49,167 pro-rata retainer, $13,333 for his service as Lead Independent Director, $6,666 for his service as Chair of the Nominating and Governance Committee, $3,000 for two meetings in excess of 24 in 2021.
(11)    The fees for Mr. Nastas include a $85,000 pro-rata retainer, $10,000 for his service as Chair of the Audit Committee, $3,333 for his service as Chair of the Nominating and Governance Committee and $5,707 for his service as Lead Independent Director.
(12)    The fees for Mr. Merriman Jr. include a $9,416 pro-rata retainer and $3,587 for his services as Non-Executive Chairman. Mr. Merriman Jr. joined the Board on August 28, 2022.
(13)    The fees for Mr. Rosen include a $11,128 pro-rata retainer. Mr. Rosen joined the Board on August 22, 2022.
(14)    The fees for Mr. Schwartz include a $51,458 pro-rata retainer and $8,750 for his services as Chair Audit Committee. Mr. Schwartz joined the Board on March 21, 2022.

Part III	Table of Contents
Items 10 - 14

Outstanding Director Equity Awards at December 31, 2022
The following table shows outstanding equity awards held by each Director at December 31, 2022.

	Option Awards			Stock Awards
Name (3)	Number of Securities Underlying Unexercised Options Exercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have not Vested (#)		Market Value of Shares or Units of Stock That Have not Vested ($)
Edward F. Crawford				—	(1)	—
Petra Danielsohn-Weil, PhD				39,474	(2)	16,579
Marc M. Gibeley				39,474	(2)	16,579
Clifford D. Nastas				39,474	(2)	16,579
Michael J. Merriman, Jr.				154,852	(3)	65,038
Steven H. Rosen				—	(1)	—
Aron I. Schwartz				39,474	(2)	16,579
(1)    Mr. Crawford and Mr. Rosen were appointed to the Board on August 22, 2022. Both had received 24,671 restricted stock unit awards on August 22, 2022 and voluntarily returned those awards for no consideration on November 21, 2022.
(2)    The restricted stock unit awards are scheduled to vest in full on May 15, 2023 after a one-year “cliff” vesting period.
(3)    Mr. Merriman Jr. was appointed to the Board on August 28, 2022. He received 154,852 restricted stock unit awards on September 13, 2022 which are scheduled to vest in full on November 15, 2023.

Table of Contents	Part III
Items 10 - 14

Item 11.        Executive Compensation.

The compensation provided to the company’s named executive officers for the fiscal year ended December 31, 2022 is detailed in the Summary Compensation Table and accompanying footnotes and narrative that follow. The company’s named executive officers for the year ended December 31, 2022 were:

•Geoffrey P. Purtill, President and Chief Executive Officer;
•Matthew E. Monaghan, former Chairman, President and Chief Executive Officer;
•Kathleen P. Leneghan, Senior Vice President and Chief Financial Officer; and
•Anthony C. LaPlaca, Senior Vice President, General Counsel, Chief Administrative Officer and Secretary.

The Compensation Committee is comprised of independent Directors and is responsible for approving and administrating the company’s executive compensation plans. Each year, the Compensation Committee reviews the compensation program and pay practices. This review includes determining whether the company’s compensation levels are competitive with its peer group and other similarly situated companies and whether any changes should be made to remain competitive and effective.

The Compensation Committee determines the principal components of compensation for the named executive officers each year and sets the performance goals for each performance-based compensation component. The Compensation Committee meets regularly throughout the year and reviews the company’s performance to date against the performance goals.

The Compensation Committee’s decisions to award compensation are based on its assessment of each executive’s performance during the year against a variety of factors which may include corporate and personal goals, leadership qualities, operational performance, business responsibilities, current compensation arrangements and long-term potential to enhance shareholder value. Among the factors which may be considered are financial and non-financial measures such as revenue, profit, cash flow, product innovations, individual achievements, and improvements that create value. To set executive target compensation, the company does not necessarily adhere to rigid formulae or react immediately to short-term changes in business performance.

In making its decisions, the Compensation Committee reviewed input from an independent compensation consultant, Pay Governance LLC, and from management, who provided the Compensation Committee with analysis and recommendations regarding base salary adjustments, payout levels under annual incentive plans and equity awards.

The company’s executive compensation is intended to:

•reward its executives for leading improvements that contribute to shareholder value with sustained financial and operating performance and leadership excellence;
•align the executives’ interests with those of the company’s shareholders;
•enable the company to attract needed talent in key positions; and
•encourage executives to remain with the company and continue making significant long-term contributions.

The company is a “smaller reporting company” as that term is used under the rules promulgated under the Securities Act, and as such the company has used the scaled compensation disclosure requirements applicable to smaller reporting companies in this Item 11.

Part III	Table of Contents
Items 10 - 14

Summary Compensation Table
The following table presents the total compensation for the years indicated for the named executive officers of the company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Non- Equity Incentive Plan Compen- sation ($)	Non-qualified Deferred Compen-sation Earnings ($)(2)	All Other Compen-sation ($)(3)		Total ($)
Geoffrey P. Purtill	2022	486,314	52,456	179,160		—	200,354	(4)	918,284
President and Chief Executive Officer

Matthew E. Monaghan	2022	648,831	—	1,089,247	—	—	5,716	(5)	1,743,794
Former Chairman, President and Chief Executive Officer	2021	955,000	—	4,998,751	—	—	39,485	(5)	5,993,236

Kathleen P. Leneghan	2022	484,100	—	276,516	—	—	16,493	(6)	777,109
Senior Vice President and Chief Financial Officer	2021	470,000	—	1,268,983	—	—	15,862	(6)	1,754,845

Anthony C. LaPlaca	2022	475,417	—	77,160	—	—	8,467	(7)	561,044
Senior Vice President, General Counsel, Chief Administrative Officer and Secretary	2021	461,570	—	354,101	—	—	6,077	(7)	821,748

(1)    The values reported in this column represent the aggregate grant date fair value, calculated in accordance with ASC 718, Compensation - Stock Compensation, of all restricted stock and performance shares awarded to each officer during the fiscal year. The value of performance share awards was estimated, as of the grant date, assuming that achievement of the performance targets would be 150% of target; however, the Compensation Committee will determine payouts under the awards based on the actual performance over the three-year period. For a description of the assumptions made in computing the values reported in this column, refer to Equity Compensation in the Notes to Consolidated Financial Statements contained in the company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
(2)    There were no changes in the present value of the accumulated benefit obligations to any named executive officer who participated in the SERP in 2022 or 2021. No above market or preferential earnings on nonqualified deferred compensation were earned by any named executive officer in 2022 or 2021.
(3)    Compensation reported in this column includes (i) in the case of Mr. Monaghan, Ms. Leneghan, and Mr. LaPlaca, the value of company contributions made in each fiscal year on behalf of the officer to the Invacare Retirement Savings Plan and in the case of Mr. Purtill to the DC Plus Plan; (ii) in the case of Ms. Leneghan, amounts paid for life insurance premiums; (iii) in the case of Mr. Purtill, amounts paid for car allowances, housing allowance, family education, relocation, and (iv) in the case of Mr. LaPlaca, the incremental cost to the company of perquisites provided by the company, which include: an annual physical exam and health screening. Perquisites are valued on the basis of the aggregate incremental cost to the company of providing the perquisite to the applicable officer.
(4)    Other compensation for Mr. Purtill includes in 2022, $52,456 bonus paid by the company, $79,129 contributed by the company to the DC Plus Plan, $57,701 paid by the company for housing allowance, $15,265 paid by the company for car allowance, $15,911 paid by the company for family education, and $32,348 paid by the company for relocation.
(5)    Other compensation for Mr. Monaghan includes (i) in 2022, $5,716 contributed by the company to the Invacare Retirement Savings Plan; and (ii) in 2021, $34,310 paid by the company for life insurance premiums, $0 contributed by the company to the DC Plus Plan, $5,175 contributed by the company to the Invacare Retirement Savings Plan.
(6)    Other compensation for Ms. Leneghan includes (i) in 2022, $10,442 paid by the company for life insurance premiums, $6,051 contributed by the company to the Invacare Retirement Savings Plan; and (ii) in 2021, $10,062 paid by the company for life insurance premiums, $0 contributed by the company to the Invacare Retirement Savings Plan,$5,800 contributed by the company to the DC Plus Plan.
(7)    Other compensation for Mr. LaPlaca includes (i) in 2022, $5,943 contributed by the company to the Invacare Retirement Savings Plan and $2,524 paid by the company for an annual physical exam; and (i) in 2021, $5,800 contributed by the company to the Invacare Retirement Savings Plan and $277 contributed by the company to the DC Plus Plan.

Table of Contents	Part III
Items 10 - 14

Actual Annual Cash Incentive Awards for 2022
The eligibility for actual payouts under the annual cash bonus plan were computed based on the company’s actual corporate performance relative to the goals established under the plan for 2022, as outlined above. Because none of the requisite thresholds were met, no bonuses were paid to named executive officers for 2022. The non-payment of bonuses is reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above, and in the following table.

	2022 Target Award (% of Base Salary)	2022 Actual Payout (% of Target)	2022 Actual Payout Amount
Mr. Purtill*	75%	0%	$0
Mr. Monaghan	107.9%	0%	$0
Ms. Leneghan	75%	0%	$0
Mr. LaPlaca	75%	0%	$0
* 75% Europe results and 25% consolidated results.

Long-Term Incentive Plan

The company’s long-term equity compensation program for named executive officers, referred to as the “LTIP,” historically has included performance share awards, referred to as “performance shares,” and time-based restricted stock awards, referred to as “restricted stock.” In 2022, the program included restricted stock and performance unit awards, referred to as “performance units.” The program is intended to promote the company’s long-term success and increase shareholder value by further aligning the named executive officers’ total compensation with the interests of shareholders. Each share of restricted stock is one restricted common share of the company, and each vested performance share represents the right to receive one common share of the company. Each performance unit represents the right to receive $1.00 in cash.

The Compensation Committee approved a long-term equity compensation program with regular annual awards for 2022 having values weighted 70% in performance units and 30% in restricted stock for each of the named executive officers. This mix of equity awards was intended to enhance the performance-based incentives to increase shareholder value in the program by emphasizing awards tied to achieving long-term financial objectives that will support future value creation while managing shareholder dilution and compensation expense.
In making equity awards in 2022, the Compensation Committee reviewed information provided by Pay Governance regarding the median market value of long-term compensation awards, as well as median market value of total direct compensation. Equity award guidelines for the regular annual awards to named executive officers were generally developed around target grant values at 100% of the market median according to each executive’s salary and target cash compensation level, organizational level, reporting relationships and job responsibilities, to link executive compensation and the achievement of various long-term company goals.
The Compensation Committee considered each named executive officer’s performance and the company’s overall performance when determining the actual grant value of the 2022 awards of performance units and restricted stock of each named executive officer. The equity awards approximated the targeted range for each named executive officer.
Restricted Stock Granted in 2022
The restricted stock granted in 2022 was issued at no cost to the recipient and vests ratably over three years based on continued service by the recipient. To further enhance its retention value, the terms of the restricted stock allow the holder, subject to certain restrictions, to surrender a portion of the vested shares to the company to cover any minimum tax withholding obligation. The grants of restricted stock provide that the holders of that restricted stock will be entitled to receive cash dividends declared and paid by the company on the company’s outstanding common shares only to the extent vested at the time of the dividend.
Performance Shares Granted in 2022

The goals for performance shares granted in 2022 for the three-year performance period ending December 31, 2024, initially are based on a minimum average annual Gross Margin percentage (“Average Gross Margin Percentage”) over the first two years of the performance period. Meeting or exceeding the initial performance goal will qualify the performance share

Part III	Table of Contents
Items 10 - 14

awards to potentially vest at 100% of the target number of shares specified in the applicable award agreement. This 100% maximum is less than the 200% maximum used by others in the company's peer group and allows the company to better manage the use of equity plan shares. At the end of the performance period, the Compensation Committee will then compare the company's actual level of Adjusted EBITDA for the last year of the period to the specific performance goals to be established by the Compensation Committee for that period, to determine the portion, if any, of the performance shares initially awarded in 2022 that will actually be earned.
Performance Units Granted in 2022

Each recipient of a performance unit award a number of performance units that is based on the average daily closing price of the company’s common shares from October 1, 2024 through December 31, 2024. Under the terms of the awards, performance units will vest if the average daily closing price of the company’s common shares is $5.00 or more, up to a maximum number of units if the price is $15.00 or more. If and to the extent that performance units are determined by the Compensation Committee to have vested at the conclusion of the three-year performance period ending December 31, 2024, the receipt will be entitled to receive $1.00 in cash for every vested performance unit. Because vesting is contingent upon the average share price of the company's common stock for the fourth quarter of 2024, the company cannot predict the amount of performance units that may vest, if any, at the end of the performance period

Performance Shares Granted in 2021

The goals for performance shares granted in 2021 for the three-year performance period ending December 31, 2023, initially are based on a minimum average annual Gross Margin percentage (“Average Gross Margin Percentage”) over the first two years of the performance period. Meeting or exceeding the initial performance goal will qualify the performance share awards to potentially vest at 150% of the target number of shares specified in the applicable award agreement. This 150% maximum is less than the 200% maximum used by others in the company's peer group and allows the company to better manage the use of equity plan shares. At the end of the performance period, the Compensation Committee will then compare the company's actual level of Adjusted EBITDA for the last year of the period to the specific performance goals to be established by the Compensation Committee for that period, to determine the portion, if any, of the performance shares initially awarded in 2021 that will actually be earned.
Because the 2021 performance shares are based on the Average Gross Margin Percentage performance over the first two years and that metric was not met, the 2021 performance shares are not expected qualify for payout.

Results of Performance Shares Granted in 2020

The three-year performance period for performance shares granted in 2020 concluded on December 31, 2022. Like the performance shares granted to the named executive officers in prior years, the initial funding performance goal for the 2020-2022 cycle was based on a target for the Average Gross Margin percentage over the three-year performance period. Meeting or exceeding the initial performance goal would fund the performance share awards at 150% of target. At the end of the period, the Compensation Committee compared the company's actual level of Adjusted EBITDA to specific performance goals for each of the threshold, target and maximum levels of achievement established by the Compensation Committee, to determine the portion, if any, of the performance share awards granted in 2020 that were actually be earned.

The company's Gross Margin performance in 2020 and 2021 were above the average target level but the company did not achieve at least the threshold Adjusted EBITDA performance for 2022 in order for any awards to vest. Accordingly, no performance shares were earned under the 2020 awards, and the awards were forfeited by the recipients without vesting.

Table of Contents	Part III
Items 10 - 14

Retirement and Other Benefits
The company maintains the plans described below to provide U.S.-based executives the opportunity to address long-term financial and retirement planning with a degree of certainty and to provide financial stability in the event the executives are impacted by unforeseeable factors beyond their control.
The company maintains the Invacare Retirement Savings Plan, a qualified 401(k) defined contribution plan, for its eligible employees, to which the company has the discretion to make matching and quarterly contributions on behalf of participants, including each of the U.S.-based named executive officers. The amounts of the contributions made by the company to the Invacare Retirement Savings Plan on behalf of U.S.-based named executive officers are set forth in a footnote to the Summary Compensation Table and are consistent with the benefits provided to all other employees who participate in the plan, up to the regulatory limits imposed on the plan for highly compensated employees.
The company provides its highly compensated U.S. employees, including named executive officers, the opportunity to participate in the Deferred Compensation Plus Plan (“DC Plus Plan”), a non-qualified contributory savings plan, which allows the executives to defer compensation above the amount permitted to be contributed to the Invacare Retirement Savings Plan. Thus, the DC Plus Plan provides the executives with the opportunity to save additional pre-tax funds for retirement up to the amount that the executive otherwise would have been able to save under the Invacare Retirement Savings Plan but for the regulatory limits imposed on that plan for highly compensated employees. As a result, highly compensated employees are eligible to save for retirement at the same rate (based on percentage of compensation) as other employees. In addition to individual deferrals, the company has the discretion to provide matching contributions and additional quarterly contributions for participating executives which are similar in percentage to the company's contributions to employees who participate in the Invacare Retirement Savings Plan.
The company also provides a Supplemental Executive Retirement Plan, or “SERP,” to one of the named executive officers who was in his role prior to 2011, to supplement other savings plans offered by the company and to provide replacement compensation for the executive in retirement. The change in the present value of the accumulated benefit obligation to the named executive officer who participates in the SERP is set forth in the Summary Compensation Table. The terms of the SERP are further described below.
Effective July 1, 2011, the Compensation Committee, based on the recommendation of management, (1) reduced the discretionary quarterly contributions by the company for all participants in the Invacare Retirement Savings Plan and DC Plus Plan from 4% to 1% of total cash compensation and (2) suspended the contributions by the company for all participants in the SERP and reduced the interest accrual rate under the SERP from 6% to 0%. The reductions remain in effect indefinitely, until the company or, in the case of the SERP, the Compensation Committee determines to restore them. The Compensation Committee closed the SERP to new participants in 2011, so the only named executive officer participating in the SERP was Mr. LaPlaca.
Severance and Change of Control Benefits
Severance Benefits. The company has entered into agreements with each of the named executive officers that provide for the payment of certain severance benefits upon a termination of employment other than a termination following a change of control of the company. These agreements provide some level of income continuity should an executive’s employment be terminated without cause by the company, or, in the case of the Chief Executive Officer, by the executive for good reason. These agreements are further described below under Other Potential Post-Employment Compensation.
Change of Control Benefits. Each named executive officer also has entered into an agreement with the company that provides for certain benefits generally payable in the event of a termination following a change of control of the company. The company believes that these agreements help retain executives and provide for management continuity in the event of an actual or threatened change of control. They also help to ensure that the interests of executives remain aligned with shareholders’ interests during a time when their continued employment may be in jeopardy. Finally, they provide some level of income continuity should an executive’s employment be terminated without cause following a change of control. The “double-trigger” feature of the agreements provides for the payment and provision of certain benefits to the executive if there is a change of control of the company and a termination of the executive’s employment with the surviving entity within two years (three years in the case of Mr. LaPlaca, which includes a one-year retention benefit upon a change of control) after the change of control. These agreements are further described below under Other Potential Post-Employment Compensation.

Part III	Table of Contents
Items 10 - 14

Equity Awards
Each outstanding restricted stock, performance share, stock option, performance option, and performance unit award was awarded under either the 2018 Equity Compensation Plan, or its predecessor, the 2013 Equity Compensation Plan. Under the plans and the performance share, restricted stock, stock option, performance option and performance unit award agreements entered into in connection with the awards, the Compensation Committee may make certain adjustments to the awards and the awards may be terminated or amended, as further described below.
Vesting. Shares of restricted stock generally are scheduled to vest in annual one-third increments over a three-year period beginning on May 15 of the year following the year of grant. If the recipient’s employment terminates for any reason other than the recipient’s death, then he or she will forfeit the unvested restricted shares. If the recipient dies during the vesting period, then his or her estate (or designated beneficiary) will become vested in a prorated number of restricted shares.

Performance shares, performance options and performance units generally vest after a three-year performance period, based on the level of achievement of predetermined performance goals. The performance shares granted in 2021 may be earned in a range between 0% and 150% of the number of shares specified in the applicable award agreement, depending on the company’s performance for the performance period compared to the initial performance goal. Meeting or exceeding the initial performance goal will qualify the performance share awards at 150% of target, however, the Compensation Committee will determine payouts under the awards based on the actual performance over the three-year period. The Compensation Committee determined to take this approach due to the difficulty of setting specific financial performance goals during the company’s business transformation. Performance goals for performance shares are based on gross margin percentage and Adjusted EBITDA. The performance units granted in 2022 may be earned if the average closing price of the company’s common shares for the fourth quarter of 2024 is at least $5.00 per share, up to a maximum amounts of units if the price equals or exceeds $15.00 per share. Recipients may be entitled to a prorated number of shares, based on actual performance, if their employment terminates during the performance period due to death, disability or retirement.

Dividends and Dividend Equivalents. Recipients are not entitled to receive any dividends that are paid with respect to the company’s common shares prior to the vesting of their restricted stock or performance shares and exercise of stock options or performance options. Following the vesting of the restricted stock or performance shares or exercise of stock options or performance options, the recipient will become entitled to any dividends that are paid with respect to the vested portion of the shares underlying their restricted stock or performance shares after the applicable vesting date or the portion of shares exercised under their stock options or performance options after the applicable exercise date.
Adjustments. In the event of a recapitalization, stock dividend, stock split, reverse stock split, distribution to shareholders (other than cash dividends), or a similar transaction, the Compensation Committee will adjust, in any manner that it deems equitable, the number and class of shares that may be issued under the plans and the number and class of shares applicable to outstanding awards.
Termination of Awards. The Compensation Committee may cancel any awards if, without the company's prior written consent, the participant (1) renders services for an organization, or engages in a business, that is (in the judgment of the Compensation Committee) in competition with the company, or (2) discloses to anyone outside of the company or uses for any purpose other than the company's business, any confidential information relating to the company.
Amendment of Awards. The Compensation Committee may, subject to certain restrictions, amend the terms of any award under the plans, including to waive, in whole or in part, any restrictions or conditions applicable to any award. The Compensation Committee may not amend an award in a manner that impairs the rights of any participant without his or her consent, or to reprice any stock options or stock appreciation rights at a lower exercise price, unless in accordance with an adjustment in the context of certain corporate transactions described in “Adjustments” above.
In the event of a change of control of the company (as defined under the plans), the restricted shares, performance shares, stock options, performance options and performance units will continue under their original vesting or performance schedule if the awards are assumed or replaced by the new entity. If, however, the awards are not assumed by the new entity, then, upon the change of control, the restricted stock and stock options will fully vest and the performance shares, performance options and performance units will vest on a pro-rated basis as if a target level of performance was achieved. If the recipient’s employment is terminated without cause or by the recipient for good reason (as both terms are defined in the plans) following a change of control, then he or she will fully vest in the restricted shares and stock options and vest in the target number of performance shares, performance options and performance units.
Clawback. If the Board of Directors or any appropriate Board committee has determined that fraud or

Table of Contents	Part III
Items 10 - 14

intentional misconduct by a participant in the 2018 Equity Compensation Plan or the 2013 Equity Compensation Plan (together, the “Equity Plans”) was a significant contributing factor to the company having to restate all or a portion of its financial statement(s), the Board or such committee may take actions it deems necessary, in its discretion, to remedy the misconduct and to prevent its recurrence. In determining what remedies to pursue, the Board or appropriate committee would take into account all relevant factors, including whether the restatement was the result of fraud or intentional misconduct. The Equity Plans provide that the Board may, to the extent permitted by applicable law, in appropriate cases, require reimbursement of any bonus or incentive compensation paid to the participant for any fiscal period commencing on or after January 1, 2008, if and to the extent that, (1) the amount of incentive compensation was calculated based upon the achievement of certain financial results that were subsequently reduced due to a restatement, (2) the participant engaged in any fraud or intentional misconduct that significantly contributed to the need for the restatement, and (c) the amount of the bonus or incentive compensation that would have been awarded to the participant had the financial results been properly reported would have been lower than the amount actually awarded. In addition, the Board may terminate the participant’s employment, authorize legal action, or take such other action to enforce the participant’s obligations to the company as it may deem appropriate.
2018 Equity Compensation Plan
The Invacare Corporation 2018 Equity Compensation Plan (the “2018 Equity Plan”) is the company’s shareholder-approved equity compensation plan and is the successor to the company’s 2013 Equity Compensation Plan (the “2013 Equity Plan”) and the company's 2003 Performance Plan. Under the 2018 Equity Plan, Directors and employees of the company and its affiliates may be granted the following types of awards with respect to the company’s common shares: incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, and performance shares. The maximum number of company common shares, without par value, available for issuance under the 2018 Equity Plan will not exceed the sum of the following: 8,700,000 shares plus any shares covered by an outstanding award made under the 2013 Equity Plan or the company’s 2003 Performance Plan that are forfeited or remain unpurchased or undistributed upon termination or expiration of the award. As of December 31, 2022, there were 5,285,644 shares available for issuance under the 2018 Equity Plan inclusive of 1,363,107 aggregate shares under the company’s 2013 Equity Plan and 2003 Performance Plan which can be transferred into and made available for use under the 2018 Equity Plan.
Executive Incentive Bonus Plan
The Executive Incentive Bonus Plan was approved and adopted by the shareholders of the company on May 25, 2005 and was reapproved by the shareholders of the company on May 20, 2010 and again on May 14, 2015.
Purpose. The Executive Incentive Bonus Plan is intended to provide an incentive to the company’s executive officers to improve the company’s inherent value, operating results and to enable the company to recruit and retain key officers by making the company’s overall compensation program competitive with compensation programs of other companies with which the company competes for executive talent.
Administration. The plan is administered by the Compensation Committee, which generally has the authority to determine the manner in which the Executive Incentive Bonus Plan will operate, to interpret the provisions of the plan and to make all determinations under the plan.
Eligibility and Participation. All officers of the company are eligible to be selected to participate in the Executive Incentive Bonus Plan. The Compensation Committee has the discretion to select those officers who will participate in the plan in any given year. A participant must be employed by the company on the payment date in order to receive a bonus payment under the Executive Incentive Bonus Plan, unless the officer’s employment is terminated prior to the payment date as a result of death, disability, or retirement, in which case the officer may receive a prorated payment. In 2022, there were seven participants in the Executive Incentive Bonus Plan, including the named executive officers.
Awards under the Executive Incentive Bonus Plan. Awards under the plan are designed to ensure that the compensation of the company’s officers is commensurate with their responsibilities and contribution to the success of the company based on market levels indicated by compensation data obtained from time to time by the company or the independent consultant engaged by the Compensation Committee. For each calendar year or other predetermined performance period, the Compensation Committee will establish a target bonus for each eligible officer, which is payable based on the level(s) of achievement of a specified performance goal(s) for the performance period. When making final payout determinations, the Compensation Committee may exercise negative discretion to award less than the maximum potential cash bonus amount.
Performance Goals. The performance goal(s) for each performance period will provide for a targeted level or levels of performance using one or more of the following predetermined measurements: return on equity;

Part III	Table of Contents
Items 10 - 14

earnings per share; net income; pre-tax income; operating income; revenue; earnings before interest and taxes; earnings before interest, taxes, depreciation and amortization; cash flow; free cash flow; economic profit; total earnings; earnings growth; return on capital; operating measures (including, but not limited to, operating margin and/or operating costs); return on assets; return on net assets; return on capital; return on invested capital; increase in the fair market value of the shares; or total shareholder return. For 2022, the bonus opportunity was based upon satisfaction of established bonus targets.
The performance goal for a performance period is established in writing by the Compensation Committee during the first 90 days of the year. During this same time period, the Compensation Committee may adjust or modify the calculation of a performance goal for the performance period in order to prevent the dilution or enlargement of the rights of participants (1) in the event of, or in anticipation of, any unusual or extraordinary corporate item, transaction, event or development; (2) in recognition of, or in anticipation of, any other unusual or nonrecurring events affecting the company, or the financial statements of the company, or in response to, or in anticipation of, changes in applicable laws, regulations, accounting principles or business conditions; and (3) in view of the Compensation Committee’s assessment of the company’s business strategy, performance of comparable organizations, economic and business conditions, and any other circumstances deemed relevant by the Compensation Committee. The Compensation Committee may establish various levels of bonus depending upon relative performance toward a performance goal.
The target bonus payable to any officer for a performance period is a specified percentage of the officer’s compensation for the performance period, but in no event will the bonus payable to any officer for a performance period exceed $5,000,000.
In the event of a change in control of the company, the amount payable to each eligible participant in the plan at the time of such change in control would be equal to the greater of (1) the target bonus that would have been paid if the performance goal for the calendar year in which the change in control occurs had been achieved, or (2) the bonus that would have been paid to the participant if the performance goal that was actually achieved during the portion of the calendar year which occurs prior to the change in control is annualized for the entire calendar year.
Clawback. If the Board of Directors or any appropriate committee has determined that any fraud or intentional misconduct by a participant in the Executive Incentive Bonus Plan was a significant contributing factor to the company having to restate all or a portion of its financial statement(s), the Board or committee may take, in its discretion, such actions as it deems necessary to remedy the misconduct and prevent its recurrence. In determining what remedies to pursue, the Board or committee will take into account all relevant factors, including whether the restatement was the result of fraud or intentional misconduct. The Board may, to the extent permitted by applicable law, in all appropriate cases, require reimbursement of any bonus or incentive compensation paid to the participant for any fiscal period commencing on or after January 1, 2008 if and to the extent that (1) the amount of incentive compensation was calculated based upon the achievement of certain financial results that were subsequently reduced due to a restatement, (2) the participant engaged in any fraud or intentional misconduct that significantly contributed to the need for the restatement, and (3) the amount of the bonus or incentive compensation that would have been awarded to the participant had the financial results been properly reported would have been lower than the amount actually awarded. In addition, the Board may terminate the participant’s employment, authorize legal action, or take such other action to enforce the participant’s obligations to the company as it may deem appropriate in view of all the facts surrounding the particular case.
Amendment and Termination. The company reserves the right, exercisable by the Compensation Committee, to amend the Executive Incentive Bonus Plan at any time and in any respect, or to terminate the plan in whole or in part at any time and for any reason.

Table of Contents	Part III
Items 10 - 14

Outstanding Equity Awards held by the named executive officers at December 31, 2022

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have not Vested (#)		Market Value of Shares or Units of Stock That Have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have not Vested ($)
Geoffrey P. Purtill	5,000		14.49	03/18/23
	17,611		12.15	03/16/27
					1,425	(1)	599
					2,680	(2)	1,126
								14,063	(6)	5,906
					5,000	(3)	2,100
					20,854	(4)	8,759
								20,854	(7)	8,759
					100,000	(5)	42,000
Kathleen P. Leneghan	8,000		14.49	03/18/23
					11,281	(1)	4,738
					22,148	(2)	9,302
								116,243	(6)	48,822
					74,734	(3)	31,388
								74,734	(7)	31,388
Anthony C. LaPlaca	13,500		14.49	03/18/23
	44,963		12.15	03/16/27
					3,385	(1)	1,422
					6,180	(2)	2,596
								32,438	(6)	13,624
					20,854	(3)	8,759
								20,854	(7)	8,759
(1)    The restricted share award vests in equal annual increments over three years beginning on May 15, 2021.
(2)    The restricted share award vests in equal annual increments over three years beginning on May 15, 2022.
(3)    The restricted share award vests in equal annual increments over three years beginning on February 20, 2022.
(4)    The restricted share award vests in equal annual increments over three years beginning on May 15, 2023.
(5)    The restricted share award vests in equal annual increments over three years beginning on November 15, 2023.
(6)    The performance share award has a three-year performance period with payout based on achievement of certain performance goals. The number of shares earned will be determined following the performance period ending December 31, 2023. The number of shares reported in the table is based on achievement of 150% of target, which is the amount of shares to be qualified under the award if the performance goal is achieved, however, the Compensation Committee will determine payouts under the awards based on the actual performance over the three-year period. Refer to the description in “Performance Shares Granted in 2021.”
(7)    The performance share award has a three-year performance period with payout based upon achievement of certain performance goals. The number of shares earned will be determined following the performance period ending December 31, 2024. The number of shares reported in the table is based on achievement of 100% of target, which is the amount of shares to be qualified under the award if the initial performance goal is achieved, however, the Compensation Committee will determine payouts under the awards based on the actual performance over the three-year period. Refer to the description in “Performance Shares Granted in 2022.”

Part III	Table of Contents
Items 10 - 14

Supplemental Executive Retirement Plan
In 1995, the company established the Supplemental Executive Retirement Plan for certain executive officers to supplement other savings plans offered by the company to provide a specific level of replacement compensation for retirement. In order to comply with Section 409A of the Code, the Supplemental Executive Retirement Plan was amended and restated, effective as of December 31, 2008, as the Invacare Corporation Cash Balance Supplemental Executive Retirement Plan (the “SERP”).
Prior to amendment, the SERP provided for an annual benefit equal to 50% of a participant's annual base salary and target bonus on the April 1 immediately preceding or coincident with the date of termination. The benefit was reduced if the participant had less than 15 years of service with the company. As amended, the SERP provides a benefit stated as a hypothetical account balance. Current participants, who were participants in the SERP prior to amendment, receive annual credits in the amount and for a maximum number of years as specified in their participation agreements. For such participants, the annual credits, together with annual interest credits, were structured with the intent to result in a benefit at normal retirement age that is substantially equivalent to the benefit that would have been provided at normal retirement age under the SERP prior to amendment. Future participants would receive annual credits that are a specified percentage (ranging from 8% to 35%, based on age at date of entry) of their annual base salary and target bonus for each year of employment, plus annual interest credits. The annual credits for such participants would not be made for any year in which the participant's account balance at June 30 is equal to or greater than 3.65 times that year's base salary and target bonus. Effective July 1, 2011, the Compensation Committee suspended the contributions by the company to the SERP and closed the plan to new participants.
Normal retirement age is age 65 or attainment of age 62 with 15 years of service with the company. Annual interest credits at the established interest crediting rate would continue as long as the participant retains an account under the SERP. The interest crediting rate was initially set at 6% per year, compounded annually, and may be changed from time to time by the Compensation Committee. Effective July 1, 2011, the Compensation Committee reduced the interest crediting rate to 0%. A participant will vest in his or her benefit in 20% increments over 5 years; however, payment of a participant's benefit generally will be made no earlier than normal retirement age, even if a participant terminates employment with a vested benefit prior to reaching normal retirement age. Also, retirement benefits generally are delayed until at least the later of the seventh month or the January after termination of employment. Upon entry into the SERP, a participant can make an election to receive his or her benefit, when it is ultimately paid, either in the form of a lump sum payment or in annual installments over a period not to exceed 25 years.
Notwithstanding the foregoing, if a participant's employment is terminated within two years following a “change of control” (as such term is defined in the SERP), the participant's account will become fully vested. In addition, his or her account will be credited with such additional amount to the extent necessary to bring the balance of the account to an amount equal to 3.65 times the greater of base salary plus target bonus for the year of termination or the preceding year, discounted from normal retirement age to the date of termination of employment (if earlier) at an interest crediting rate of 6% compounded annually. Payment of the benefit to such participant shall be made six months after termination of employment. Furthermore, if a participant dies prior to distribution of his or her benefits, a lump sum payment of the greater of his account balance or his base salary and target bonus at the time of death will be paid to his beneficiary within 30 days after death. If a participant's employment is terminated by reason of “disability” (as defined in the SERP), the participant will be entitled to an enhanced retirement benefit of not less than 3.65 times base salary plus target bonus, prorated for less than 15 years of service.
The SERP is a nonqualified plan and, thus, the benefits accrued under this plan would be subject to the claims of the company's general creditors if the company were to file for bankruptcy. The benefits will be paid (1) from an irrevocable grantor trust which has been partially funded from the company's general funds or (2) directly from the company's general funds.
DC Plus Plan
The DC Plus Plan is a non-qualified contributory savings plan for highly compensated employees. The program is offered to allow participants to defer compensation above the amount allowed in the Invacare Retirement Savings Plan, the company's qualified retirement plan, and to provide participants with additional pre-tax savings opportunities. The DC Plus Plan was adopted, effective January 1, 2005, in order to address the requirements of Section 409A of the Code.
The DC Plus Plan allows participants to defer all or any portion of their annual cash bonus compensation and up to 50% of their salary into the plan. The company has the discretion to provide matching contribution credits on amounts deferred, in accordance with the matching contribution percentage formula provided under the Retirement Savings Plan. The company also has the discretion to provide for quarterly contribution credits on amounts of compensation in excess of the qualified plan compensation limit, in accordance with the quarterly contribution formula under the Retirement Savings Plan. For 2021, if the participant deferred at least 3% of

Table of Contents	Part III
Items 10 - 14

compensation to the DC Plus Plan, the match was 2% of compensation deferred under the DC Plus Plan. During 2021, quarterly contributions were 1% of compensation in excess of the qualified plan compensation limit, without regard to the amount of deferrals made under the DC Plus Plan for any quarter in which a contribution was made to the qualified plan.
Participants may allocate contributions among an array of funds representing a full range of risk/return profiles, including company common shares reflected in phantom share units. Employee deferrals and contributions by the company for the benefit of each employee are credited with earnings, gains or losses based on the performance of investment funds selected by the employee. Participants do not have any direct interest in or ownership of the funds. Participants' contributions are always 100% vested and employer contributions vest according to a five-year graduated scale.
Distributions under the DC Plus Plan may be made only upon termination of the participant's employment, death, or hardship, or at the time specified by the participant at the time of deferral in accordance with the terms of the plan. All distributions under the DC Plus Plan are in the form of cash. Distributions due to termination of employment are made within 90 days after termination of employment (or the seventh month after termination of employment in the case of key employees (as that term is defined in the Code)). Distributions are paid in the form of a lump sum, except that a participant may elect to have payment made in annual installments over a period of up to 15 years if termination occurs after retirement age (age 55 with 10 years of service) and the account is over a minimum amount. Elections to participate in the DC Plus Plan must be made by the employee in accordance with the requirements of the plan and applicable law.

Other Potential Post-Employment Compensation

Severance and Change of Control Benefits

Upon termination of employment for certain reasons (other than a termination following a change of control of the company) severance benefits may be paid to certain of the named executive officers.

Severance Arrangements

Agreement with Mr. Purtill. Mr. Purtill has an employment agreement with Invacare International GmbH, the company’s Swiss subsidiary (as amended from time to time, the “Purtill Employment Agreement”). Under the Purtill Employment Agreement, in the event the company terminates Mr. Purtill’s employment for any reason other than “for cause” (as defined in the Purtill Employment Agreement), he will be entitled to a six month notice period in which he will receive his base salary and continuation of other benefits including health care. Additionally, upon such termination, the company, in its discretion and conditioned upon Mr. Purtill signing a release of claims, would provide Mr. Purtill with a severance benefit of base salary continuation for a period of three to six months plus executive outplacement services.

Agreement with Ms. Leneghan. The company entered into an offer letter agreement with Ms. Leneghan in connection with her employment in February 2018 which provides that, upon a termination of employment by the company other than for “cause” (as defined in Ms. Leneghan’s offer letter agreement), Ms. Leneghan will be entitled to a severance benefit in the amount equal to 12 months of her base salary in effect at the time of termination.
Agreement with Mr. LaPlaca. The company entered into an offer letter agreement with Mr. LaPlaca in connection with his employment in April 2008 which provides that, upon a termination of employment by the company other than for cause, Mr. LaPlaca will be entitled to continuation of his then-applicable base salary for one year, to receive a pro rata portion of his target bonus for the year in which his employment ends based on the date of termination, and to continuation of health insurance benefits until the earlier of the end of the severance period or such time as Mr. LaPlaca obtains employment that provides such coverage.
Technical Information and Non-Competition Agreements
The company also has entered into technical information and non-competition agreements with each of the named executive officers, and an employment agreement in the case of Mr. Purtill, which contain provisions requiring each executive to maintain the confidentiality of non-public company information during and after his or her employment and to assign to the company any rights that he or she may have in any intellectual property developed in the course of his employment. The agreements also contain provisions which restrict each executive's ability to engage in any business that is competitive with the company's business, or to solicit company employees, customers or suppliers for a period of two years following the date of termination of his employment, or in the case of Mr. Purtill, for a period of year following termination of his employment.
Change of Control Agreements
The company has entered into change of control agreements with its executive officers, including each of the named executive officers. The change of control agreements continue through December 31 of each year

Part III	Table of Contents
Items 10 - 14

and are automatically extended in one-year increments unless the company gives prior notice of termination at least one year in advance. These agreements are intended to ensure the continuity of management and the continued dedication of the executives during any period of uncertainty caused by the possible threat of a takeover. Except for certain benefits under the agreement with Mr. LaPlaca described below, the company's change of control agreements are so-called “double trigger” agreements in that they do not provide for benefits unless there is both a change of control of the company and an executive is terminated without cause (as defined in the agreement) or resigns for good reason (as defined in the agreement) within two years after the change in control, or, in the case of Mr. LaPlaca, within three years after the change of control.
Agreements with Mr. Purtill and Ms. Leneghan. If there is a change of control of the company and the executive is terminated without cause (as defined in the agreement) or resigns for good reason (as defined in the agreement) at any time during the two-year period following a change of control under the conditions set forth in the agreement, each of them will receive the following:
•a lump sum amount equal to two times the sum of (a) his or her highest annual base salary paid by the company since the effective date of the agreement; and (y) the average of the annual bonuses earned by him or her with respect to the three fiscal years preceding the change of control;
•a lump sum amount equal to 24 times the current monthly COBRA premium rate in effect as of the termination date;
•immediate vesting of his or her rights under the DC Plus Plan;
•accelerated vesting of all outstanding unvested stock options and restricted stock; and
•accelerated vesting of all outstanding performance share awards, as if all applicable performance goals had been achieved at their target levels as of the termination date.
The agreements further provide for accelerated vesting of stock options, restricted stock and performance share awards upon a change of control, if the awards are not assumed by the acquiring company in the change of control. The company’s equity compensation plans provide for the accelerated vesting of these awards; however, under the change of control agreements, each of them would have the right to receive the accelerated vesting to the extent it is not otherwise provided for under the plan at the time of the change of control. The agreements further provide that all vested options will continue to be exercisable for two years after termination (unless the option earlier expires by its terms). Finally, the agreements generally provide that they will automatically terminate upon a termination of employment prior to a change of control. However, if Mr. Purtill or Ms. Leneghan are involuntarily terminated or terminates employment for good reason within the six months before, and primarily in anticipation of, a change of control, then effective as of the date of the change of control, he or she would be vested in and entitled to receive the same benefits to which he or she would have been entitled to if his or her termination of employment had occurred after the change of control.

The change of control agreements with Mr. Purtill and Ms. Leneghan also contain a so-called “best pay” provision which provides that if any payment or benefit the executive would receive under the agreement, when combined with any other payment or benefit executive receives in connection with the termination of employment, would, be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then such payment will be either (i) the full amount of such payment or (ii) such lesser amount (with cash payments being reduced before stock option compensation) as would result in no portion of the payment being subject to the excise tax, whichever of the foregoing amounts results in the executive’s receipt of a greater amount, on an after-tax basis.

Agreement with Mr. LaPlaca. Under the agreement with Mr. LaPlaca entered into in December 2008, in the event that there is a change of control of the company (as defined in the agreement), and either (a) Mr. LaPlaca continues to be employed by the company on the first anniversary of the change of control, or (b) his employment is involuntarily terminated for any reason other than cause (as defined in the agreement), death or disability, or he terminates his employment for good reason (as defined in the agreement), within one year after the change of control, then Mr. LaPlaca is entitled to receive a payment equal to the sum of (x) the highest annual base salary paid by the company to Mr. LaPlaca since the effective date of the agreement; and (y) the higher of Mr. LaPlaca's target bonus in the year in which the change of control occurs or the target bonus in the preceding year (such sum being hereinafter referred to as “Base Compensation”).

In addition, if Mr. LaPlaca is terminated without cause (as defined in the agreement) or resigns for good reason (as defined in the agreement) at any time during the three-year period following a change of control under the conditions set forth in the agreements, Mr. LaPlaca will receive, in addition to the Base Payment noted above, the following:
•a lump sum amount equal to two times Mr. LaPlaca's Base Compensation;

Table of Contents	Part III
Items 10 - 14

•a lump sum amount equal to three times the greatest contribution made by the company to each of the Invacare Retirement Savings Plan and the DC Plus Plan on behalf of Mr. LaPlaca for any year in the three years prior to the change of control, as well as a lump sum payment equal to the unvested portion of Mr. LaPlaca's account under the Invacare Retirement Savings Plan;
•a lump sum amount equal to the sum of the contributions and interest that were scheduled under Mr. LaPlaca's participation agreement under the SERP to be added to Mr. LaPlaca's account under the SERP during the three-year period immediately following the date of termination of employment if Mr. LaPlaca had continued to be employed by the company for three years after termination of employment;
•continuing coverage under the company's health, life and disability insurance programs (including those available only to executives and those generally available to employees of the company) for three years after termination of employment;
•a lump sum payment as necessary to “gross up,” on an after-tax basis, Mr. LaPlaca's compensation for all excise taxes and any penalties and interest imposed by Sections 4999 and 409A of the Code; and
•accelerated vesting of of all outstanding unvested stock options and restricted stock.
The DC Plus Plan provides for immediate vesting of the executive’s rights under the plan upon a change of control. The company's equity compensation plans provide for accelerated vesting of outstanding unvested stock options, restricted stock, performance shares and performance options if the executive’s employment is terminated without cause or by the executive for good reason within two years after a change of control, unless awards granted under the plan are not assumed by the acquiring company, in which case the vesting of all outstanding awards will be accelerated upon the change of control.
The change of control agreements also provide for these benefits (other than accelerated vesting of performance shares in the case of Mr. LaPlaca) if the executive is terminated without cause or resigns for good reason within two years (three years in the case of Mr. LaPlaca) after the change of control. Accordingly, the executive would have the right to receive the accelerated vesting of these benefits (other than accelerated vesting of performance shares in the case of Mr. LaPlaca) under the change of control agreements upon a qualifying termination of employment if they were not otherwise provided for under the plans at the time of the change of control, as a result of the Board determining not to accelerate vesting or due to an amendment in the terms of the plans. The change of control agreements further provide that all vested options will continue to be exercisable for two years after termination (unless the option earlier expires by its terms). Finally, the change of control agreements generally provide that the agreements will automatically terminate upon a termination of employment prior to a change of control. However, if an executive is involuntarily terminated or terminates employment for good reason (as defined in the agreement) within the six months before, and primarily in anticipation of, a change of control, then effective as of the date of the change of control, the executive will be vested in and entitled to receive the same benefits to which he would have been entitled to if his termination of employment had occurred after the change of control.
Other Post-Termination Benefits
The company maintains other plans and arrangements for its named executive officers which provide for post-employment benefits upon the retirement or death of the executives, as further described below.
Retirement Plans
Only Mr. LaPlaca, who was in his position prior to 2011, participates in the SERP, which the Compensation Committee closed to new participants in 2011. The SERP is described above and the present value of the accumulated benefits of Mr. LaPlaca under the SERP was $448,961 at December 31, 2022. All of the named executive officers other than Mr. Purtill are eligible to participate in the DC Plus Plan.
Death Benefit Only Plan
The company maintains a Death Benefit Only Plan (“DBO Plan”) for certain of its senior executives. Mr. LaPlaca and Ms. Leneghan are the only named executive officers who are participants. Under the DBO Plan, subject to certain limitations, if a participant dies while employed by the company and prior to attaining age 65, his or her designated beneficiary will receive a benefit equal to three times the executive's highest annual base salary plus target bonus as in effect on the April 1st preceding or coincident with his or her death. If a participant dies while employed after attaining age 65, or dies after his or her employment with the company is terminated following a change of control of the company, a payment equal to his or her highest annual base salary plus target bonus as in effect on the April 1st preceding or coincident with such event will be payable on behalf of the participant. The company may, in its discretion, pay an additional amount in order to “gross up” the participant for some or all of the income taxes that may result from the benefits described above.

Part III	Table of Contents
Items 10 - 14

Upon a change of control of the company, the company's obligations under the DBO Plan will be binding on any successor to the company and the foregoing benefits would be payable to a participant under the DBO Plan in accordance with the terms described above upon the death of the participant following the change of control.

Table of Contents	Part III
Items 10 - 14

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

NYSE Delisting Proceedings

On February 1, 2023, the company was notified by the staff of NYSE Regulation, Inc. (“NYSE Regulation”) that it had suspended trading in the company's common shares on the New York Stock Exchange (“NYSE”) and determined to commence proceedings to delist the company’s common shares from the NYSE. NYSE Regulation reached its decision that the company is no longer suitable for listing pursuant to NYSE Listed company Manual Section 802.01D after the company filed the Chapter 11 Cases referenced in Item 1. Business - Bankruptcy. The company's common shares were subsequently delisted from the NYSE effective February 16, 2023.

Following delisting from the NYSE, the company's common shares commenced trading in the OTC Pink Open Market under the symbol “IVCRQ”. The OTC Pink Open Market is a significantly more limited market than the NYSE, and quotation on the OTC Pink Open Market likely results in a less liquid market for existing and potential holders of the common shares to trade the company’s common shares and could further depress the trading price of the common shares. The company can provide no assurance that its common shares will continue to trade on this market, whether broker-dealers will continue to provide public quotes of the common shares on this market, or whether the trading volume of the common shares will be sufficient to provide for an efficient trading market.

Equity Compensation Plan Information
The following table provides information as of December 31, 2022 about our common shares that may be issued upon the exercise of options, warrants and rights granted under all of our existing equity compensation plans, including the Invacare Corporation 2018 Equity Compensation Plan.

	Column (a)		Column (b)	Column (c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	189,689		$13.43	5,285,644	(1)
Equity compensation plans not approved by security holders	416	(2)	—	—
Total	190,105		$13.43	5,285,644
(1)    Represents shares available under the Invacare Corporation 2018 Equity Compensation Plan. This amount reflects the balance after reduction of (i) an aggregate of 1,061,867 shares underlying restricted share and restricted share unit awards outstanding at December 31, 2022 and (ii) an aggregate of 318,071 shares underlying performance share and performance share unit awards outstanding at December 31, 2022. Performance shares and performance share unit awards outstanding assumes awards at targets. For purposes of the number of shares available for future issuance, performance share and units awards assume achievement of maximum targets, even though the actual payout under such awards may be less than the 150% award maximum. Performance share and performance share unit awards and restricted share and restricted share unit awards granted under the 2018 Equity Plan and 2013 Equity Plan reduce the number of securities remaining at a rate of 2 shares for each full value share awarded. An aggregate of 1,363,107 shares underlying awards are available under the 2013 Equity Plan and 2003 Performance Plan at December 31, 2022. Shares underlying awards outstanding under the 2013 Equity Plan and 2003 Performance Plan may become available under the 2018 Equity Plan to the extent such awards are forfeited or expire unexercised.
(2)    Represents phantom share units in the DC Plus Plan or a predecessor plan, which were allocated to participants' accounts at their discretion as their investment choice.

Part III	Table of Contents
Items 10 - 14

Share Ownership and Voting Power of Principal Holders other than Management
The following table shows, as of March 17, 2023, the beneficial share ownership of each person or group known by Invacare to beneficially own more than 5% of either class of common shares of Invacare:

Name and business address of beneficial owner	Common Shares Beneficially Owned		Percentage of Total Voting Power Beneficially Owned
	Number of Shares	Percentage of Outstanding Shares
Charles Schwab Investment Management, Inc	3,575,752	9.5%	9.5%
211 Main Street
San Francisco, CA 94105 (1)(2)

Azurite Management LLC (together its investment group)	3,775,433	9.9%	9.9%
25101 Chagrin Blvd, Suite 350
Cleveland, OH 44122 (1)(3)

First Manhattan Co. LLC	3,000,000	8.0%	8.0%
399 Park Avenue
New York, NY 10022 (1)(4)

Renaissance Technologies LLC	1,841,441	5.3%	5.3%
800 Third Avenue
New York, NY 10022 (1)(5)

(1)    The number of common shares beneficially owned is based upon a Schedule 13D or 13D/A, or Schedule 13G or 13G/A, filed by the holder with the SEC to reflect share ownership as of December 31, 2022, provided that the ownership percentages have been calculated by the company based on the company's issued and outstanding shares as of March 17, 2023. The referenced Schedule 13D or 13D/A, or Schedule 13G or 13G/A, filing dates were: February 3, 2023 for Charles Schwab Investment, Management, Inc, November 22, 2022 for Azurite Management LLC, February 13, 2023 for First Manhattan Co. LLC and February 14, 2023 for Renaissance Technologies LLC.
(2)    Based on a Schedule 13G filed on February 3, 2023, by Charles Schwab Investment Management, Inc, which has sole voting power and sole dispositive power over 3,575,752 shares.
(3)    Based on a Schedule 13D/A filed on November 22, 2022 by Azurite Management LLC, Steven H. Rosen, Crawford United Corporation, Edward F. Crawford and Matthew V. Crawford (collectively, the “Reporting Persons”). The Reporting Persons comprise a group within the meaning of Section 13(d)(3) of the Exchange Act. Mr. Rosen and Azurite disclaim beneficial ownership over the 110,200 Common Shares owned by Crawford United and Messrs. Crawford, and Crawford United and Messrs. Crawford disclaim beneficial ownership over the 3,665,233 Common Shares owned by Mr. Rosen and Azurite. However, as a group, the Reporting Persons may be deemed to collectively beneficially own 3,775,433 Common Shares, which represent 9.999% of the company’s outstanding Common Shares and 9.990% of the company’s total voting power. Azurite is the owner of record of 3,665,233 Common Shares. Mr. Rosen, in his capacity as the sole manager of Azurite, has the ability to indirectly control the decisions of Azurite regarding the vote and disposition of securities held by Azurite, and as such may be deemed to have indirect beneficial ownership of the 3,665,233 Common Shares held by Azurite. Crawford United is the owner of record of 110,200 Common Shares. Messrs. Crawford, in their capacity as holders of a majority of the voting power of Crawford United and as two of six members of Crawford United’s board of directors (of which Mr. Rosen is also a member), share the ability to indirectly control the decisions of Crawford United regarding the vote and disposition of securities held by Crawford United, and as such may be deemed to have indirect beneficial ownership of the 110,200 Common Shares held by Crawford United.
(4)    Based on a Schedule 13G filed on February 14, 2023, by First Manhattan Co. LLC, which has sole voting power over 1,500,000 shares, shared voting power over 1,500,000 shares, sole dispositive power over 1,500,000 and shared dispositive power over 1,500,000 shares.
(5)    Based on a Schedule 13G/A filed on February 13, 2023, by Renaissance Technologies LLC, which has sole voting power and dispositive power over 1,521,569 shares.

Table of Contents	Part III
Items 10 - 14

Share Ownership and Voting Power of Invacare's Directors and Executive Officers
The following table sets forth, as of March 17, 2023, the beneficial share ownership of all Directors and our named executive officers, and all Directors and executive officers as a group:

Name of beneficial owner	Common Shares Beneficially Owned		Percentage of Total Voting Power Beneficially Owned(1)
	Number of Shares	Percentage of Outstanding Shares
Edward F. Crawford (2), (3)	110,200	<1%	<1%
Petra Danielsohn-Weil, PhD (2)	91,936	<1%	<1%
Marc M. Gibeley (2)	109,465	<1%	<1%
Anthony C. LaPlaca (2)	116,120	<1%	<1%
Kathleen P. Leneghan (2)	236,352	<1%	<1%
Michael J. Merriman, Jr. (2)	154,852	<1%	<1%
Clifford D. Nastas (2)	125,592	<1%	<1%
Geoffrey P. Purtill (2)	156,086	<1%	<1%
Steven H. Rosen (2), (4)	3,665,233	9.7%	9.7%
Aron I. Schwartz (2)	39,474	<1%	<1%
All executive officers and Directors as a group (10 persons) (2)	4,805,310	12.6%	12.6%

(1)    None of the Directors, Director nominees or executive officers beneficially owned Class B common shares as of March 17, 2023. All holders of Class B common shares are entitled to ten votes per share and are entitled to convert any or all of their Class B common shares to common shares at any time, on a share-for-share basis. In addition, Invacare may not issue any additional Class B common shares unless the issuance is in connection with share dividends on, or share splits of, Class B common shares.
(2)    The common shares beneficially owned by Invacare's executive officers and Directors as a group include an aggregate of 4,805,310 common shares which may be acquired upon the exercise of stock options during the 60 days following March 17, 2023. For the purpose of calculating the percentage of outstanding common shares and voting power beneficially owned by each of Invacare's executive officers and Directors, and all of them as a group, common shares which they had the right to acquire upon the exercise of stock options within 60 days of March 17, 2023 are considered to be outstanding. The number of common shares that may be acquired upon the exercise of such stock options for the noted individuals is as follows: Mr. Purtill, 22,611 shares; Mr. LaPlaca, 71,933 shares; and Ms. Leneghan, 16,000 shares.
(3)    Common shares are owned by Crawford United Corporation where Mr. Crawford serves on the board of directors and shares the ability to indirectly control the decisions of Crawford United Corporation regarding the vote and disposition of securities held by Crawford United Corporation. Mr. Crawford and Crawford United Corporation are members of a group within the meaning of Section 13(d)(3) of the Exchange Act. See footnote (3) to the preceding table “Share Ownership and Voting Power of Principal Holders other than Management.”
(4)    Common shares are owned by Azurite Management LLC where Mr. Rosen, in his capacity of sole manager, has the ability to indirectly control the decisions of Azurite Management LLC. Mr. Rosen and Azurite Management LLC are members of a group within the meaning of Section 13(d)(3) of the Exchange Act. See footnote (3) to the preceding table “Share Ownership and Voting Power of Principal Holders other than Management.”

Part III	Table of Contents
Items 10 - 14

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
Director Independence

To be considered independent, the Board of Directors must determine that a non-employee Director does not have a direct or indirect material relationship with Invacare. The Board of Directors has adopted the following guidelines (set forth in the Corporate Governance Guidelines, a copy of which is available at www.invacare.com by clicking on the Investor Relations tab and then the Corporate Governance link) to assist it in making such determinations:
A non-employee Director will be considered independent if he or she, at any time that is considered relevant:
(i) has not been employed by the company or its affiliates;
(ii) has not had an immediate family member who has been employed by the company or its affiliates as an executive officer;
(iii) has not received, and has not had an immediate family member who has received, more than such annual amount of direct compensation from the company as may be considered relevant from time to time, other than Director and committee fees and pension or other forms of deferred compensation for prior service (provided such deferred compensation is not in any way contingent on continued service);
(iv) is not a partner of the company's present internal or external auditor;
(v) does not have an immediate family member who is a partner of Invacare's present internal or external auditor;
(vi) has not been a partner or employee of a present or former internal or external auditor of Invacare who worked on Invacare's audit;
(vii) does not have an immediate family member who has been a partner or employee of a present or former internal or external auditor of Invacare who worked on Invacare's audit;
(viii) has not been employed, and does not have an immediate family member who has been employed, as an executive officer of another company where any of Invacare's present executives serve on that company's compensation committee; and
(ix) has not been an executive officer or an employee of another company, and does not have an immediate family member who has been an executive officer of another company, that does business with Invacare and makes payments to, or receives payments from, Invacare for property or services in an amount that, in any one of the three last fiscal years, exceeds the greater of $1 million or 2% of such other company's consolidated gross revenues.
Additionally, the following commercial and charitable relationships will be considered immaterial relationships and a non-employee Director will be considered independent if he or she does not have any of the relationships described in clauses (i) - (ix) above, and:
(A) is not an executive officer of another company, and does not have an immediate family member who is an executive officer of another company, that is indebted to the company, or to which Invacare is indebted, where the total amount of either company's indebtedness to the other is more than 5% of the total consolidated assets of the other company and exceeds $100,000 in the aggregate; and
(B) does not serve, and does not have an immediate family member who serves, as an officer, Director or trustee of a foundation, university, charitable or other not for profit organization, and Invacare's, or Invacare foundation's, annual discretionary charitable contributions (any matching of employee charitable contributions will not be included in the amount of contributions for this purpose) to the organization, in the aggregate, are more than 5% percent of that organization's total annual revenues (or charitable receipts in the event such organization does not generate revenues).
In the event that a non-employee Director has a relationship of the type described in clauses (A) or (B) in the immediately preceding paragraph that falls outside of the “safe harbor” thresholds set forth in such clauses (A) and (B), or if the Director had any such relationship during the prior three years that fell outside of such “safe harbor” thresholds, then in any such case, the Board of Directors annually shall determine whether the relationship is material or not, and therefore, whether the Director would be independent or not. If any relationship does not meet the categorical standards of immateriality set forth in clauses (i) and (ii) in the immediately preceding paragraph, Invacare will explain in its next proxy statement the basis for any Board of Directors determination that such relationship is immaterial.

Table of Contents	Part III
Items 10 - 14

In addition, any Director serving on the Audit Committee of Invacare may not be considered independent if he or she directly or indirectly receives any compensation from Invacare other than Director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not in any way contingent on continued service).
The Board examined the transactions and relationships between Invacare and its affiliates and each of the Directors, any of their immediate family members and their applicable affiliates. Based on this review, the Board affirmatively determined that each of the Directors, other than Mr. Purtill, is independent and does not have any direct or indirect material relationship with Invacare pursuant to the categorical standards set forth in Invacare's Corporate Governance Guidelines.
Certain Relationships and Related Transactions
The company has adopted a written policy for the review of transactions with related persons. The policy generally requires review, approval or ratification of transactions involving amounts exceeding $120,000 in which the company is a participant and in which a Director, Director nominee, executive officer, or a significant shareholder of the company, or an immediate family member of any of the foregoing persons, has a direct or indirect material interest. These transactions must be reported for review by the Nominating and Governance Committee. Following review, the Nominating and Governance Committee determines whether to approve or ratify these transactions, taking into account, among other factors it deems appropriate, whether they are on terms no less favorable to the company than those available with other unaffiliated parties and the extent of the related person's interest in the transaction. The Chairman of the Nominating and Governance Committee has the authority to approve or ratify any related party transaction in which the aggregate amount involved is expected to be less than $1,000,000. The policy provides for standing pre-approval of certain related party transactions, even if the amounts involved exceed $120,000, including certain transactions involving: compensation paid to executive officers and Directors of the company; other companies or charitable organizations where the amounts involved do not exceed the greater of $1,000,000 or 2% of the organization's total annual revenues or receipts; proportional benefits to all shareholders; rates or charges determined by competitive bids; services as a common or contract carrier or public utility; and banking-related services.

Azurite Cooperation Agreement

On August 22, 2022, the company entered into a Cooperation Agreement, which was amended on
November 21, 2022 (as amended, the “Cooperation Agreement”) with Azurite Management LLC, Steven H. Rosen, Crawford United Corporation, Edward F. Crawford and Matthew V. Crawford (collectively, “Azurite”).

On August 22, 2022, two directors of the company resigned from the board of directors of the company (the “Board”) and, pursuant to the Cooperation Agreement, and subject to the conditions set forth therein, the Board appointed Steven H. Rosen and Ambassador Edward F. Crawford to serve as directors of the company (each, a “Designee” and, together, the “Designees”) and certain Board committees. The company also agreed that, subject to the conditions set forth in the Cooperation Agreement, the Board will nominate each Designee for election to the Board at the company’s 2023 Annual Meeting of Shareholders (the “2023 Annual Meeting”). If, prior to the Expiration Date (as defined below), a Designee is unable or unwilling to serve, resigns, is removed, or otherwise ceases to be a director, then Azurite shall designate a replacement director who is reasonably acceptable to the Board.

In addition, the company agreed to form a Strategy and Operational Improvement Committee of the Board (the “Strategy Committee”), which is comprised of five (5) members, including the Designees, until at least the Expiration Date, subject to certain exceptions. The company also shall not (i) increase the size of the Board to more than ten (10) directors or (ii) classify the Board without the prior written consent of Azurite.

The foregoing obligations of the company will terminate with respect to both Designees if Azurite and its affiliates collectively do not own at least 3,600,000 shares of the common stock of the company. Unless otherwise provided in the Cooperation Agreement, the obligations of the company described above will terminate (i) the day after the company’s 2024 Annual Meeting of Shareholders or (ii) such earlier time as the company’s obligations terminate with respect to both Designees as described above (the “Expiration Date”).

Under the Cooperation Agreement, at any meeting of the shareholders held during the Cooperation Period, Azurite has agreed to vote or cause to be voted, all of the company’s common shares that Azurite or its controlling or controlled affiliates has the right to vote (i) in favor of directors nominated and recommended by the Board, (ii) against any shareholder nominations for directors that are not approved and recommended by the Board, (iii) against any proposals or resolutions to remove any member of the Board and (iv) and in accordance with the Board’s recommendation on all other proposals or business except with respect to an Extraordinary Transaction (as defined below), subject to certain limited exceptions.

Part III	Table of Contents
Items 10 - 14

Pursuant to the Cooperation Agreement, Azurite is subject to certain standstill provisions (the “Standstill”) during the Cooperation Period, which prohibit Azurite from, among other things, (i) offering to acquire, agreeing to acquire or acquiring rights to acquire, directly or indirectly, any voting securities of the company which would result in the ownership or control of, or other beneficial ownership interest, in excess of 9.995% of the then-outstanding total voting power represented by all shares of capital stock of the company (the “Ownership Threshold”); (ii) (A) calling or seeking to call, alone or in concert with others, a meeting of the company’s shareholders, (B) seeking, alone or in concert with others, election or appointment to, or representation on, the Board or nominate or propose the nomination of, or recommend the nomination of, any candidate to the Board, except as provided in the Cooperation Agreement, (C) seeking, alone or in concert with others, the removal of any member of the Board or (D) conducting a referendum of shareholders of the company; (iii) making a request for any shareholder list or other books and records of the company or any of its subsidiaries; (iv) making any public proposal, public announcement or public request with respect to, (A) any change in the number, terms or identity of directors of the company or the filling of any vacancies on the Board other than as provided in the Cooperation Agreement, (B) any change in the business, capitalization, capital allocation policy or dividend policy of the company or sale, spinoff, splitoff or other similar separation of one or more business units, (C) any other change to the Board or the company’s management or corporate or governance structure, (D) any waiver, amendment or modification to the company’s organizational documents, (E) causing the common shares to be delisted from, or to cease to be authorized to be quoted on, any securities exchange, or (F) causing the common shares to become eligible for termination of registration pursuant to Section 12(g)(4) of the Exchange Act; (v) engaging in any solicitation of proxies with respect to the election or removal of directors of the company or any other matter or proposal relating to the company or becoming a participant in any such solicitation of proxies; (vi) making or submitting to the company or any of its affiliates any proposal for, or offer of (with or without conditions), either alone or in concert with others, any tender offer, exchange offer, merger, consolidation, acquisition, sale of all or substantially all assets or sale, spinoff, splitoff or other similar separation of one or more business units, business combination, recapitalization, restructuring, liquidation, dissolution or similar extraordinary transaction involving the company (including its subsidiaries and joint ventures or any of their respective securities or assets) (each, an “Extraordinary Transaction”) either publicly or in a manner that would reasonably require public disclosure by the company or Azurite; (vii) forming, joining or acting in concert with any “group” as defined in Section 13(d)(3) of the Exchange Act, with respect to any voting securities of the company, other than solely with affiliates of Azurite; (viii) entering into a voting trust, arrangement or agreement with respect to any voting securities of the company, or subjecting any voting securities to any voting trust, arrangement or agreement, subject to certain exceptions; (ix) engaging in any short sale or any purchase, sale, or grant of any option, warrant, convertible security, or other similar right with respect to any security that derives any significant part of its value from a decline in the market price of any of the securities of the company and would result in Azurite ceasing to have a “net long position” in the company equivalent to its percentage beneficial ownership of the voting power of the then outstanding common shares; (x) selling, offering, or agreeing to sell, all or substantially all, voting rights decoupled from the underlying common shares; (xi) instituting, soliciting or joining as a party in any litigation or other proceeding against the company or any of its subsidiaries or any of its or their respective current or former directors or officers; (xii) entering into any negotiations, agreements, or understandings with any third party to take any action that Azurite is prohibited from taking pursuant to the Standstill; or (xiii) making any request or submitting any proposal to amend or waive the terms of the Cooperation Agreement, in each case publicly or which would reasonably be expected to result in a public announcement or disclosure of such request or proposal.

Azurite’s obligations under the Standstill terminate upon the earliest of the following: (i) the delivery of notice by Azurite at any time after the one year anniversary date of the Cooperation Agreement, that the Designees have resigned from the Board and all of their other respective positions with the company and that Azurite is terminating the Cooperation Period, (ii) any uncured material breach by the company of its obligations with respect to the appointment and nomination of the Designees or replacement directors designated by Azurite, formation of the Strategy Committee and size and structure of the Board; (iii) the company’s entry into (x) a definitive written agreement with respect to any Extraordinary Transaction that, if consummated, would result in the acquisition by any person or group of more than 50% of the voting securities of the company or assets having an aggregate value exceeding 50% of the aggregate enterprise value of the company or (y) one or more definitive written agreements providing for a transaction or series of related transactions which would in the aggregate result in the company issuing to one or more third parties at least 19.9% of the common shares outstanding immediately prior to such issuance(s) during the Cooperation Period (provided that securities issued as consideration for (or in connection with) the acquisition of the assets, securities and/or business(es) of another person by the company or one or more of its subsidiaries or upon exercise or conversion of currently outstanding options or convertible securities of the company shall not be counted toward this clause (y)); and (iv) the commencement of any tender or exchange

Table of Contents	Part III
Items 10 - 14

offer (by any person or group other than Azurite or their affiliates) which, if consummated, would constitute an Extraordinary Transaction that would result in the acquisition by any person or group of more than 50% of the voting securities of the company, where the company files with the SEC a Schedule 14D-9 (or amendment thereto) that does not recommend that its shareholders reject such tender or exchange offer.

Each of the parties also agreed to mutual non-disparagement obligations until (i) the Expiration Date or (ii) such earlier time as the restrictions in the Standstill terminate (jointly referred to as the “Cooperation Period” provided that the Cooperation Period shall not end earlier than the first anniversary of the date of the Cooperation Agreement. Azurite’s obligations under the Cooperation Agreement terminate at the end of the Cooperation Period. The company’s obligations under the Cooperation Agreement terminate on the Expiration Date.

Separation Agreement with Matthew E. Monaghan

On December 5, 2022, the company and Matthew E. Monaghan, the company’s former Chairman, President and Chief Executive Officer, entered into a Separation Agreement and General Release with respect to the termination of his employment with the company effective August 28, 2022 (the “Separation Agreement”) and Mr. Monaghan resigned as a director of the company without any disagreement or dispute with the company or its Board of Directors.

Subject to the effectiveness of a general release of claims in accordance with the Separation Agreement (the “Release”), he is entitled to payment of the equivalent of 12 months of his regular monthly pay as of the date of separation, less applicable taxes and withholdings, paid over the six-month period from January 2023 through June 2023 on a semi-monthly basis consistent with the company’s regular payroll practices.

The Separation Agreement also provides that Mr. Monaghan is entitled to continuation of coverage under the company’s health insurance plan pursuant to COBRA, for which the company will pay all premiums (following effectiveness of the Release) retroactive to the date of separation through August 31, 2023 or such earlier time as Mr. Monaghan obtains new health insurance coverage. Upon effectiveness of the Release, certain unvested time-based restricted stock of the company held by Mr. Monaghan will continue to vest through May 15, 2023 in accordance with its terms, and the portion of such stock that would have remained unvested as of May 16, 2023 will be immediately forfeited.

Pursuant to the Separation Agreement, Mr. Monaghan agreed to certain restrictive covenants, including among others, non-competition, non-interference and non-recruitment obligations, effective through August 31, 2023. Mr. Monaghan further agreed to provide certain transition assistance as reasonably required by the company for up to 12 hours per month until August 31, 2023

Part III	Table of Contents
Items 10 - 14

Item 14.    Principal Accountant Fees and Services.
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
FEES AND SERVICES
Independent Registered Public Accounting Firm and Fees
 Fees for services rendered by Ernst & Young LLP in 2022 and 2021 were:

	2022	2021
Audit Fees	$3,178,000	$3,145,000
Audit-Related Fees	250,542	434,700
Total Audit and Audit-Related Fees	3,428,542	3,579,700
Tax Fees
Tax Compliance Services	463,400	577,600
Tax Advisory Services	175,100	449,100
Total Tax Fees	638,500	1,026,700
All Other Fees	—	425,000
Total Fees	$4,067,042	$5,031,400

Audit Fees.    Fees for audit services include fees associated with the audit of the company's annual financial statements and review of the company's quarterly financial statements, including fees for statutory audits that are required domestically and internationally and fees related to the completion and delivery of the auditors' attestation report on internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act. Audit fees also include fees associated with providing consents and review of documents filed with the SEC, other services in connection with statutory and regulatory filings or engagements, as well as accounting consultations billed as audit consultations and other accounting and financial reporting consultation and research work necessary to comply with generally accepted auditing standards.
Audit-Related Fees.    Fees for audit-related services principally include fees associated with accounting consultations, audits in connection with proposed or completed acquisitions and other accounting advisory assistance.
Tax Fees.    Fees for tax services include fees associated with tax compliance, advice and planning services.
All Other. Fees for permissible advisory services that are not contained in the above categories.
Pre-Approval Policies and Procedures
The Audit Committee has adopted a policy that requires advance approval for all audit, audit-related, tax services, and other services performed by the company's independent registered public accounting firm. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent registered public accounting firm is engaged to perform it. During 2022, no services were provided to the company by Ernst & Young LLP other than in accordance with the pre-approval policies and procedures described above.

Table of Contents	Part IV
Items 15 - 16

Item 15.        Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.
The following financial statements of the company are included in Part II, Item 8:
Consolidated Statements of Comprehensive Income (Loss)—years ended December 31, 2022, 2021 and 2020
Consolidated Balance Sheets—December 31, 2022 and 2021
Consolidated Statements of Cash Flows—years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Shareholders' Equity—years ended December 31, 2022, 2021 and 2020
Notes to Consolidated Financial Statements

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

(a)(3) Exhibits.
Refer to Exhibit Index of this Annual Report on Form 10-K.

Item 16.        Form 10-K Summary.

None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of April 14, 2023.

INVACARE CORPORATION

By:	/s/ GEOFFREY P. PURTILL
Geoffrey P. Purtill
President and Chief Executive Officer

Exhibit Index	Table of Contents

INVACARE CORPORATION
Report on Form 10-K for the fiscal year ended December 31, 2022.

Official Exhibit No.	Description	Reference
2.1	Securities Purchase Agreement among Allied Motion Christchurch Limited, Invacare Holdings New Zealand and Invacare Corporation, dated March 6, 2020. (Pursuant to Item 601(b)(2) of Regulation S-K, the registrant hereby agrees to supplementally furnish to the Securities and Exchange Commission upon request any omitted schedule or exhibit to the agreement.)	(A)
2.2	Asset Purchase Agreement with Ventec Life Systems, Inc. and the company, dated January 30, 2023	(HHH)
3(a)	Second Amended and Restated Articles of Incorporation	(B)
3(b)	Second Amended and Restated Code of Regulations, as amended	(C)
3(c)	Amendment No. 1 to the Second Amended and Restated Articles of Incorporation	(D)
4(a)	Indenture, dated as of June 14, 2017, by and between Invacare Corporation and Wells Fargo Bank, National Association (including the form of the 4.50% Convertible Senior Notes due 2022).	(E)
4(b)	Indenture, dated as of November 19, 2019, by and between Invacare Corporation and Wells Fargo Bank, N.A., as Trustee (including the form of the 5.00% Convertible Senior Exchange Notes due 2024).	(F)
4(c)	Indenture, dated as of June 4, 2020, by and between Invacare Corporation and Wells Fargo Bank, N.A., as Trustee (including the form of the 5.00% Series II Convertible Senior Exchange Notes due 2024).	(G)
4(d)	Indenture, dated as of March 16, 2021, by and between Invacare Corporation and Wells Fargo Bank, N.A., as Trustee (including the form of the 4.25% Convertible Senior Exchange Notes due 2026).	(H)
4(e)	Description of Securities Registered Under the Exchange Act.	(I)
4(f)	Indenture, dated as of July 26, 2022, by and between Invacare Corporation and Computershare Trust Company, N.A., as Trustee (including the form of the 5.68% Convertible Senior Secured Notes due 2026, Tranche I and form of Guarantee).	(YY)
4(g)	Indenture, dated as of July 26, 2022, by and between Invacare Corporation and Computershare Trust Company, N.A., as Trustee (including the form of the 5.68% Convertible Senior Secured Notes due 2026, Tranche II and form of Guarantee).	(YY)
4(h)	Resale Registration Rights Agreement, dated as of July 26, 2022, by and between Highbridge Tactical Credit Master Fund, L.P. and Highbridge Convertible Dislocation Fund, L.P.	(YY)
4(i)	First Supplemental Indenture to 5.68% Convertible Senior Secured Notes due 2026, Tranche I, dated as of October 3, 2022.	(BBB)
4(j)	First Supplemental Indenture to 5.68% Convertible Senior Secured Notes due 2026, Tranche II, dated as of October 3, 2022.	(BBB)
10(a)	Credit Agreement, dated as of July 26, 2022, by and between Cantor Fitzgerald Securities, as Administrative Agent, and GLAS Trust Corporation Limited, as Collateral Agent.	(YY)
10(b)	Second Amended and Restated Revolving Credit and Security Agreement, dated as of July 26, 2022, by and between PNC Bank, National Association as a Lender and Agent and The other Lenders Party Hereto with PNC Capital Markets LLC as Lead Arranger and Bookrunner.	(YY)
10(c)	Amendment Agreement and Joinder to Foreign Guarantee Agreement, dated as of October 3, 2022.	(YY)
10(d)	Amendment No. 1 to Credit Agreement and Joinder to Foreign Guarantee Agreement, dated as of October 3, 2022,. by and among Invacare Corporation, the lenders party thereto, Cantor Fitzgerald Securities, as administrative agent, and GLAS Trust Corporation Limited, as collateral agent.	(BBB)
10(e)	Amendment Agreement, dated as of December 23, 2022, by and among Invacare Corporation, the lenders party thereto and Cantor Fitzgerald Securities, as administrative agent.	(FFF)
10(f)	Restructuring Support Agreement, dated as of January 31, 2023, by and among the Company Parties and the Consenting Stakeholders	(HHH)

`

Table of Contents	Exhibit Index

Official Exhibit No.	Description	Reference
10(g)**	First Amended and Restated Backstop Commitment Agreement, dated as of March 29, 2023, by and among the Invacare Corporation, the company parties listed in schedule 1 thereto, and the backstop party thereto.	**
10(h)	Superpriority Secured Debtor-In-Possession Credit Agreement, dated February 2, 2023.	(III)
10(i)	Debtor-In-Possession Revolving Credit and Security Agreement, dated February 2, 2023.	(III)
10(j)	Retention Bonus Letter Agreement Swiss Form	(GGG)*
10(k)	Retention Bonus Letter Agreement US Form	(GGG)*
10(l)	Cooperation Agreement, dated as of August 22, 2022, by and among Azurite Management LLC	(ZZ)
10(m)	Amendment No. 1 to Cooperation Agreement, dated as of November 21, 2022, by and among Azurite Management LLC.	(CCC)
10(n)	Invacare Retirement Savings Plan, effective January 1, 2001, as amended	(J)*
10(o)	Invacare Corporation 401(K) Plus Benefit Equalization Plan, effective January 1, 2003, as amended and restated	(J)*
10(p)	Invacare Corporation Deferred Compensation Plus Plan, effective January 1, 2005, as amended August 19, 2009 and on November 23, 2010	(K)*
10(q)	Amendment No. 3 to Invacare Corporation Deferred Compensation Plus Plan, effective November 18, 2011	(L)*
10(r)	Invacare Corporation Death Benefit Only Plan, effective January 1, 2005, as amended	(J)*
10(s)	Cash Balance Supplemental Executive Retirement Plan, as amended and restated, effective December 31, 2008	(M)*
10(t)	Amendment No. 1 to the Cash Balance Supplemental Executive Retirement Plan, effective August 19, 2009	(WW)*
10(u)	Form of Participation Agreement, for current participants in the Cash Balance Supplemental Executive Retirement Plan, as of December 31, 2008, entered into by and between the company and certain participants and a schedule of all such agreements with participants	(O)*
10(v)	Invacare Corporation Amended and Restated 2003 Performance Plan	(N)*
10(w)	Form of Director Stock Option Award under Invacare Corporation 2003 Performance Plan	(J)*
10(x)	Form of Director Deferred Option Award under Invacare Corporation 2003 Performance Plan	(K)*
10(y)	Form of Restricted Stock Award under Invacare Corporation 2003 Performance Plan	(L)*
10(z)	Form of Stock Option Award under Invacare Corporation 2003 Performance Plan	(J)*
10(aa)	Form of Executive Stock Option Award under Invacare Corporation 2003 Performance Plan	(J)*
10(ab)	Form of Switzerland Stock Option Award under Invacare Corporation 2003 Performance Plan	(J)*
10(ac)	Form of Switzerland Executive Stock Option Award under Invacare Corporation 2003 Performance Plan	(J)*
10(ad)	Invacare Corporation 2013 Equity Compensation Plan	(P)*
10(ae)	Amendment No. 1 to the Invacare Corporation 2013 Equity Compensation Plan	(S)*
10(af)	Form of Executive Stock Option Award under the Invacare Corporation 2013 Equity Compensation Plan	(R)*
10(ag)	Form of Stock Option Award under the Invacare Corporation 2013 Equity Compensation Plan	(R)*
10(ah)	Form of Executive Stock Option Award for Swiss Employees under the Invacare Corporation 2013 Equity Compensation Plan	(R)*
10(ai)	Form of Stock Option Award for Swiss Employees under the Invacare Corporation 2013 Equity Compensation Plan	(R)*
10(aj)	Form of Director Restricted Stock Award under the Invacare Corporation 2013 Equity Compensation Plan	(R)*

Exhibit Index	Table of Contents

Official Exhibit No.	Description	Reference
10(ak)	Form of Restricted Stock Award under the Invacare Corporation 2013 Equity Compensation Plan	(R)*
10(al)	Form of Performance Share Award Agreement under the Invacare Corporation 2013 Equity Compensation Plan	(S)*
10(am)	Form of Restricted Stock Award Agreement for Employees under the Invacare Corporation 2013 Equity Compensation Plan	(T)*
10(an)	Form of Director Restricted Stock Unit under the Invacare Corporation 2013 Equity Compensation Plan	(U)*
10(ao)	Invacare Corporation Executive Incentive Bonus Plan, as amended and restated	(Q)*
10(ap)	Employment Agreement, dated as of March 27, 2020, by and between the company and Matthew E. Monaghan.	(Y)*
10(aq)	Letter Agreement, dated as of February 20, 2018, by and between Invacare Corporation and Kathleen P. Leneghan.	(Z)*
10(ar)	Letter agreement, dated as of July 31, 2008, by and between the company and Anthony C. LaPlaca.	(O)*
10(as)**	Separation Agreement, dated as of November 29, 2022, by and between the company and Rick A. Cassiday	*
10(at)	Separation Agreement and General Release, dated December 5, 2022, by and between the company and Matthew E. Monaghan.	(DDD)*
10(au)	Amended and Restated Employment Agreement, dated as of March 3, 2022, between Invacare International GmbH and Geoffrey P. Purtill.	(EEE)*
10(av)	Letter agreement, dated as of September 13, 2022, by and between the company and Geoffrey P. Purtill.	(AAA)*
10(aw)**	Letter agreement, dated as of November 21, 2022, by and between the company and Geoffrey P. Purtill.	**
10(ax)**	Employment Agreement, dated as of September 16, 2020, between Invacare International GmbH and Cintia Ferreira.	**
10(ay)**	Letter agreement, dated as of January 3, 2023, between Corporation and Cintia Ferreira.	**
10(az)	Change of Control Agreement, dated as of December 31, 2008, by and between the company and Anthony C. LaPlaca.	(AA)*
10(ba)**	Form of Change of Control Agreement entered into by and between the company and certain of its executive officers and schedule of all such agreements with certain executive officers.	*
10(bb)	Technical Information & Non-Competition Agreement, dated April 1, 2015, entered into by and between the company and Matthew E. Monaghan.	(O)*
10(bc)	Technical Information & Non-Competition Agreement entered into by and between the company and certain of its executive officers and schedule of all such agreements with executive officers.	(BB)*
10(bd)	Indemnity Agreement, dated April 1, 2015, entered into by and between the company and Matthew E. Monaghan.	(O)*
10(be)**	Form of Indemnity Agreement entered into by and between the company and its directors and certain of its executive officers and schedule of all such agreements with directors and executive.	*
10(bf)**	Director Compensation Schedule	*
10(bg)	2012 Non-employee Directors Deferred Compensation Plan, effective January 1, 2012, Amended and Restated as of November 17, 2016	(U)*
10(bh)	Purchase and Sale Agreement, dated as of February 24, 2015, by and between the company and Industrial Realty Group, LLC.	(CC)
10(bi)	Form of Lease Agreement by and among the company and the affiliates of Industrial Realty Group, LLC named therein.	(CC)
10(bj)	Promissory Note dated May 13, 2020, between Invacare Corporation and Key Bank National Association.	(OO)

`

Table of Contents	Exhibit Index

Official Exhibit No.	Description	Reference
10(bk)	Form of Performance-Based Stock Option Award under Invacare Corporation 2013 Equity Compensation Plan.	(PP)*
10(bl)	Base Call Option Transaction Confirmation, dated June 8, 2017, between Goldman Sachs & Co. LLC and Invacare Corporation.	(E)
10(bm)	Base Warrants Confirmation, dated June 8, 2017, between Goldman Sachs & Co. LLC and Invacare Corporation.	(E)
10(bn)	Additional Call Option Transaction Confirmation, dated June 9, 2017, between Goldman Sachs & Co. LLC and Invacare Corporation.	(E)
10(bo)	Additional Warrants Confirmation, dated June 9, 2017, between Goldman Sachs & Co. LLC and Invacare Corporation.	(E)
10(bp)	Invacare Corporation 2018 Equity Compensation Plan	(QQ)
10(bq)	Amendment No. 1 to Invacare Corporation 2018 Equity Compensation Plan	(D)*
10(br)	Amendment No. 2 to Invacare Corporation 2018 Equity Compensation Plan	(RR)*
10(bs)	Amendment No. 3 to Invacare Corporation 2018 Equity Compensation Plan	(SS)*
10(bt)	Form of Restricted Stock Award under Invacare Corporation 2018 Equity Compensation Plan	(TT)*
10(bu)	Form of Restricted Stock Unit Award under Invacare Corporation 2018 Equity Compensation Plan	(TT)*
10(bv)	Form of Director Restricted Stock Unit Award under Invacare Corporation 2018 Equity Compensation Plan	(TT)*
10(bw)	Form of Performance Award under Invacare Corporation 2018 Equity Compensation Plan	(TT)*
10(bx)	Form of Performance Unit Award under Invacare Corporation 2018 Equity Compensation Plan	(TT)*
10(by)	Form of Performance Unit Award under Invacare Corporation 2018 Equity Compensation Plan	(XX)*
10(bz)	Omnibus Amendment	(BB)*
10(ca)	Master Information Technology Services Agreement by and between Invacare Corporation and Birlasoft Solutions, Inc. effective October 1, 2019.	(UU)
21**	Subsidiaries of the company
23**	Consent of Independent Registered Public Accounting Firm
31.1**	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Consent Decree of Permanent Injunction, as filed with the U.S. District Court for the Northern District of Ohio on December 20, 2012.	(VV)
101.INS**	Inline XBRL instance document
101.SCH**	Inline XBRL taxonomy extension schema
101.CAL**	Inline XBRL taxonomy extension calculation linkbase
101.DEF**	Inline XBRL taxonomy extension definition linkbase
101.LAB**	Inline XBRL taxonomy extension label linkbase
101.PRE**	Inline XBRL taxonomy extension presentation linkbase
104	Cover Page Interactive Data File - The cover page from the company's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included in Exhibit 101).
________________________

Exhibit Index	Table of Contents

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
(XX)    Reference is made to the appropriate Exhibit of the company report on Form 10-Q , for the fiscal quarter ended March 31, 2022, which Exhibit is incorporated by reference.
(YY) Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated July 26, 2022, which Exhibit is incorporated herein by reference.
(ZZ) Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated August 22, 2022, which Exhibit is incorporated herein by reference.
(AAA) Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated September 15, 2022, which Exhibit is incorporated herein by reference.
(BBB) Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated October 3, 2022, which Exhibit is incorporated herein by reference.

Exhibit Index	Table of Contents

(CCC) Reference is made to the appropriate Exhibit of the company report on Form 8-K/A, dated November 22, 2022, which Exhibit is incorporated herein by reference.
(DDD) Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated December 9, 2022, which Exhibit is incorporated herein by reference.
(EEE) Reference is made to the appropriate Exhibit of the company report on Form 10-K, for the fiscal year ended December 31, 2021, which Exhibit is incorporated herein by reference.
(FFF) Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated December 27, 2022, which Exhibit is incorporated herein by reference.
(GGG) Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated January 31, 2023, which Exhibit is incorporated herein by reference.
(HHH) Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated February 1, 2023, which Exhibit is incorporated herein by reference.
(III) Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated February 3, 2023, which Exhibit is incorporated herein by reference.

Table of Contents	Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of April 14, 2023.

Signature	Title

/s/ GEOFFREY P. PURTILL	Director, President and Chief Executive Officer (Principal Executive Officer)
Geoffrey P. Purtill

/s/ KATHLEEN P. LENEGHAN	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Kathleen P. Leneghan

/s/ MICHAEL J. MERRIMAN, JR.	Chair of the Board
Michael J. Merriman, Jr.

/s/ EDWARD F. CRAWFORD	Director
Edward F. Crawford

/s/ PETRA DANIELSOHN-WEIL, PhD	Director
Petra Danielsohn-Weil, PhD

/s/ MARC M. GIBELEY	Director
Marc M. Gibeley

/s/ CLIFFORD D. NASTAS	Director
Clifford D. Nastas

/s/ STEVEN H. ROSEN	Director
Steven H. Rosen

/s/ ARON I. SCHWARTZ	Director
Aron I. Schwartz

Report of Independent Registered Public Accounting Firm	Table of Contents

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Invacare Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Invacare Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Accounting Policies and Subsequent Events notes to the consolidated financial statements, on January 31, 2023, Invacare Corporation and certain of its direct U.S. subsidiaries filed petitions for reorganization under Chapter 11 of title 11 of the Bankruptcy Code and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management's plans regarding these matters are also described in the Accounting Policies and Subsequent Events notes. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Table of Contents	Report of Independent Registered Public Accounting Firm

Valuation of Goodwill
Description of the matter	At December 31, 2022, the carrying amount of the Company’s goodwill was $326.3 million. As discussed in the Accounting Policies and Long-Term Assets - Goodwill notes to the consolidated financial statements, goodwill is assessed for impairment at the reporting unit level at least annually or whenever events or changes in circumstances indicate its carrying value may not be recoverable.

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

How we addressed the matter in our audit	To test the estimated fair value of the reporting unit, our audit procedures included, among others, assessing the valuation methodologies, testing the significant assumptions used to develop the projected financial information, and testing the underlying data used by the Company in its analysis. We compared the projected financial information developed by management to current industry and economic trends as well as to the historical performance of the reporting unit and evaluated the expected impacts of the Company’s operating strategies and initiatives on the significant assumptions. We also performed analyses to evaluate the sensitivity of the fair value of the reporting unit resulting from changes in the significant assumptions. In addition, we evaluated the reasonableness of management’s reconciliation of the fair value of the reporting unit to the market capitalization of the Company. In addition, we involved our internal valuation specialists to assist in our evaluation of the methodologies applied and assumptions used by management.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1984.

Cleveland, Ohio
April 14, 2023

Financial Statements	Table of Contents
Consolidated Statements of Comprehensive Income (Loss)

INVACARE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2022	2021	2020
	(In thousands, except per share data)
Net sales	$741,733	$872,457	$850,689
Cost of products sold	566,340	633,351	605,437
Gross Profit	175,393	239,106	245,252
Selling, general and administrative expenses	226,780	232,242	236,357
Gain on sale of business	—	—	(9,790)
Charges related to restructuring activities	25,820	2,534	7,358
Impairment of goodwill	—	28,564	—
Impairment of intangible assets	3,259	—	—
Operating Income (Loss)	(80,466)	(24,234)	11,327
Net gain on convertible debt derivatives	(1,510)	—	—
Loss (gain) on debt extinguishment including debt finance charges and fees	(9,419)	(9,422)	7,360
Interest expense	28,520	24,307	28,499
Interest income	(56)	(1)	(93)
Loss Before Income Taxes	(98,001)	(39,118)	(24,439)
Income tax provision	3,070	6,445	3,841
Net Loss	$(101,071)	$(45,563)	$(28,280)

Net Loss per Share—Basic	$(2.77)	$(1.31)	$(0.83)
Weighted Average Shares Outstanding—Basic	36,517	34,875	34,266
Net Loss per Share—Assuming Dilution	$(2.77)	$(1.31)	$(0.83)
Weighted Average Shares Outstanding—Assuming Dilution	36,629	35,274	34,375

Net Loss	$(101,071)	$(45,563)	$(28,280)
Other comprehensive income (loss):
Foreign currency translation adjustments	(48,197)	(28,724)	43,405
Defined benefit plans:
Amortization of prior service costs and unrecognized losses	6,487	(427)	(375)
Deferred tax adjustment resulting from defined benefit plan activity	(197)	(39)	55
Valuation reserve associated with defined benefit plan activity	197	39	(55)
Current period gain (loss) on cash flow hedges	(1)	815	(825)
Deferred tax benefit (expense) related to gain (loss) on cash flow hedges	—	(112)	103
Other Comprehensive Income (Loss)	(41,711)	(28,448)	42,308
Comprehensive Income (Loss)	$(142,782)	$(74,011)	$14,028

See notes to consolidated financial statements.

Table of Contents	Financial Statements
Balance Sheets

INVACARE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2022	December 31, 2021
Assets	(In thousands)
Current Assets
Cash and cash equivalents	$58,792	$83,745
Trade receivables, net	87,952	117,115
Installment receivables, net	311	218
Inventories, net	112,561	144,274
Other current assets	39,702	40,036
Total Current Assets	299,318	385,388
Other Assets	5,159	5,362
Intangibles	21,669	26,356
Property and Equipment, net	51,533	60,921
Finance Lease Assets, net	56,272	63,029
Operating Lease Assets, net	10,737	12,600
Goodwill	326,281	355,875
Total Assets	$770,969	$909,531
Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$104,590	$130,036
Accrued expenses	106,091	102,971
Current taxes payable	2,774	3,914
Current portion of long-term debt	154	3,107
Current portion of finance lease obligations	3,106	3,009
Current portion of operating lease obligations	3,420	4,217
Total Current Liabilities	220,135	247,254
Long-Term Debt	354,087	305,022
Long-Term Obligations - Finance Leases	57,994	63,736
Long-Term Obligations - Operating Leases	7,259	8,234
Other Long-Term Obligations	50,402	66,796
Shareholders' Equity
Preferred Shares (Authorized 300 shares; none outstanding)	—	—
Common Shares (Authorized 150,000 shares; 42,540 and 39,416 issued and outstanding at December 31, 2022 and December 31, 2021, respectively)—no par	10,812	9,977
Class B Common Shares (Authorized 12,000 shares; 4 and 4 issued and outstanding at December 31, 2022 and December 31, 2021, respectively)—no par	2	2
Additional paid-in-capital	281,366	276,665
Retained earnings (accumulated deficit)	(78,426)	22,645
Accumulated other comprehensive income (loss)	(24,723)	16,988
Treasury Shares (4,536 and 4,397 shares at December 31, 2022 and December 31, 2021, respectively)	(107,939)	(107,788)
Total Shareholders' Equity	81,092	218,489
Total Liabilities and Shareholders' Equity	$770,969	$909,531

See notes to consolidated financial statements.

Financial Statements	Table of Contents
Consolidated Statements of Cash Flows

INVACARE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2022	2021	2020
Operating Activities	(In thousands)
Net loss	$(101,071)	$(45,563)	$(28,280)
Adjustments to reconcile net earnings to net cash used by operating activities:
Gain on sale of business	—	—	(9,790)
Depreciation and amortization	15,491	16,821	14,317
Amortization operating lease right of use assets	4,862	6,273	6,951
Provision (benefit) for losses on trade and installment receivables	862	(16)	427
Benefit for deferred income taxes	(241)	(224)	(2,192)
Provision for other deferred liabilities	(1,431)	160	971
Provision for equity compensation	2,080	4,323	8,645
Loss (gain) on disposals of property and equipment	126	(278)	(1,046)
Loss (gain) on debt extinguishment including debt finance charges and associated fees	(9,419)	(9,422)	7,360
Impairment of intangible assets	3,259	—	—
Impairment of goodwill	—	28,564	—
Inventory write-downs and product line exit obligations	8,651	—	—
Amortization of convertible debt discount, term loan original issuance discount and accretion of convertible debt	3,891	3,534	11,487
Amortization of debt fees	2,684	2,236	1,690
Net gain on convertible debt derivatives	(1,510)	—	—
Other non-cash	573	—	—
Changes in operating assets and liabilities:
Trade receivables	23,178	(11,028)	7,692
Installment sales contracts, net	317	388	(481)
Inventories, net	17,108	(33,129)	8,955
Other current assets	3,209	2,755	(5,313)
Accounts payable	(19,156)	47,101	(2,359)
Accrued expenses	(3,970)	(26,868)	1,713
Other long-term liabilities	(4,744)	64	1,170
Net Cash Provided (Used) by Operating Activities	(55,251)	(14,309)	21,917
Investing Activities
Purchases of property and equipment	(3,778)	(17,698)	(22,304)
Proceeds from sale of property and equipment	5	33	396
Proceeds from sale of business	—	—	14,563
Change in other long-term assets	(7)	(252)	(27)
Other	(540)	115	(2,175)
Net Cash Used by Investing Activities	(4,320)	(17,802)	(9,547)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	110,512	155,033	86,081
Repurchases of convertible debt, payments on revolving lines of credit and finance leases	(61,000)	(116,250)	(70,603)
Payment of financing costs	(11,037)	(5,369)	(1,505)
Payment of dividends	—	—	(414)
Purchases of capped calls	—	(18,787)	—
Payments to debt holders	—	—	(5,593)
Purchases of treasury shares	(151)	(1,754)	(1,707)
Net Cash Provided by Financing Activities	38,324	12,873	6,259
Effect of exchange rate changes on cash	(3,706)	(2,315)	6,606
Increase (decrease) in cash and cash equivalents	(24,953)	(21,553)	25,235
Cash and cash equivalents at beginning of year	83,745	105,298	80,063
Cash and cash equivalents at end of year	$58,792	$83,745	$105,298
See notes to consolidated financial statements.

Table of Contents	Financial Statements
Consolidated Statements of Shareholders' Equity

INVACARE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity

(In thousands)	Common Shares	Class B Shares	Additional Paid-in- Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Total
January 1, 2020 Balance	$9,588	$2	$312,650	$87,475	$3,128	$(104,327)	$308,516
Performance awards	91	—	3,222	—	—	(1,123)	2,190
Restricted share awards	137	—	5,195	—	—	(584)	4,748
Net loss	—	—	—	(28,280)	—	—	(28,280)
Foreign currency translation adjustments	—	—	—	—	43,405	—	43,405
Unrealized loss on cash flow hedges	—	—	—	—	(722)	—	(722)
Defined benefit plans: Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	(375)	—	(375)
Total comprehensive income	—	—	—	—	—	—	14,028
Exchange of convertible notes			5,021				5,021
Adoption of credit loss standard				(243)			(243)
Dividends	—	—	—	(414)	—	—	(414)
December 31, 2020 Balance	9,816	2	326,088	58,538	45,436	(106,034)	333,846
Performance awards	52	—	(1,179)	—	—	(668)	(1,795)
Restricted share awards	109	—	5,341	—	—	(1,086)	4,364
Net loss	—	—	—	(45,563)	—	—	(45,563)
Foreign currency translation adjustments	—	—	—	—	(28,724)	—	(28,724)
Unrealized gain on cash flow hedges	—	—	—	—	703	—	703
Defined benefit plans: Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	(427)	—	(427)
Total comprehensive loss	—	—	—	—	—	—	(74,011)
Adoption of ASU 2020-06			(34,798)	9,670			(25,128)
Purchase of capped calls			(18,787)				(18,787)
December 31, 2021 Balance	9,977	2	276,665	22,645	16,988	(107,788)	218,489
Performance awards	—	—	(844)	—	—	—	(844)
Restricted share awards	160	—	2,764	—	—	(151)	2,773
Net loss	—	—	—	(101,071)	—	—	(101,071)
Foreign currency translation adjustments	—	—	—	—	(48,197)	—	(48,197)
Unrealized loss on cash flow hedges	—	—	—	—	(1)	—	(1)
Defined benefit plans: Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	6,487	—	6,487
Total comprehensive loss	—	—	—	—	—	—	(142,782)
Issuance of common shares	675	—	2,781	—	—	—	3,456
December 31, 2022 Balance	10,812	2	281,366	(78,426)	(24,723)	(107,939)	81,092
See notes to consolidated financial statements.

Notes to Financial Statements	Table of Contents
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

Principles of Consolidation: The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of December 31, 2022 and the results of its operations and its cash flow for the years ended December 31, 2022, 2021 and 2020, respectively. Certain foreign subsidiaries, represented by the European segment, are consolidated using a November 30 fiscal year end to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the company's financial statements. All significant intercompany transactions are eliminated.

Going Concern:    The company's financial statements have been prepared under the assumption that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the normal course of business. In connection with the preparation of the consolidated financial statements, the company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, that raised substantial doubt as to the company's ability to continue as a going concern.

On January 31, 2023, the company and two of its U.S. subsidiaries filed voluntary petitions under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Debtors obtained joint administration of their chapter 11 cases under the caption In re Invacare Corporation, et al., Case No. 23-90068 (CML) (the “Chapter 11 Cases”).

In light of the company's Chapter 11 Cases, the company's ability to continue as a going concern is contingent upon, among other things, the company's ability to, subject to approval by the Bankruptcy Court, implement a business plan of reorganization, emerge from the Chapter 11 proceedings and generate sufficient liquidity following the reorganization to meet contractual obligations and operating needs. The Chapter 11 Cases create certain risks and uncertainties related to, among other things, (i) the company's ability to obtain requisite support for the business plan of reorganization from various stakeholders, and (iii) the disruptive effects of the Chapter 11 Cases on the company's business making it potentially more difficult to maintain business, financing and operational relationships.

Although the company believes the reorganization upon the outcome of the Chapter 11 Cases will position the company for liquidity and profitable growth, the Chapter 11 filing caused an event of default under certain instruments governing the company's indebtedness, which is stayed during the pendency of the bankruptcy proceeding. Further, there are several risks and uncertainties associated with the company's bankruptcy, including, among others (a) the company's chapter 11 plan of reorganization may never be confirmed or become effective, (b) the Restructuring Support Agreement may be terminated by one or more of the parties thereto, (c) the Bankruptcy Court may grant or deny motions in a manner that is adverse to the company and its subsidiaries, and (d) the company's Chapter 11 Cases may be converted into a Chapter 7 liquidation. These factors, together with the company's recurring losses and accumulated deficit, create substantial doubt regarding the company's ability to continue as a going concern. Refer to those risk factors discussed under “Risk Factors” in Part II, Item 1A of this Report.

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

Table of Contents	Notes to Financial Statements
Accounting Policies

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

Goodwill and Other Intangibles: In accordance with Intangibles—Goodwill and Other, ASC 350, goodwill and indefinite lived intangibles are subject impairment. The company completes its annual impairment assessment in the fourth quarter of each year or whenever events or changes in circumstances indicate the carrying value could be below a reporting unit's fair value. For purposes of the goodwill impairment assessment, the fair value of each reporting unit is estimated using an income approach by forecasting cash flows and discounting those cash flows using an appropriate weighted average cost of capital (WACC) as well as considering market and cost approaches, as appropriate. The fair values are then compared to the carrying value of the net assets of each reporting unit.

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
Product Liability Cost: The company was self-insured in North America for product liability exposures for losses up to $10,000,000 per occurrence and $13,000,000 in the aggregate. The company also has additional layers of external insurance coverage, related to all lines of insurance coverage, insuring up to $75,000,000 in aggregate losses per policy year arising from individual claims anywhere in the world that exceed the captive insurance company policy limits or the limits of the company's per country foreign liability limits, as applicable. There can be no assurance that Invacare's current insurance levels will continue to be adequate or available at affordable rates.

Product liability reserves are recorded for individual claims based upon historical experience, industry expertise

Notes to Financial Statements	Table of Contents
Accounting Policies

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

Table of Contents	Notes to Financial Statements
Accounting Policies

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

Research and Development: Research and development costs are expensed as incurred and included in cost of products sold. The company's annual expenditures for product development and engineering were approximately $3,492,000, $8,656,000 and $12,275,000 for 2022, 2021 and 2020, respectively.

Advertising: Advertising costs are expensed as incurred and included in selling, general and administrative expenses. Advertising expenses amounted to $4,511,000, $5,062,000 and $5,107,000 for 2022, 2021 and 2020, respectively, the majority of which is incurred for advertising in the United States and Europe.

Income Taxes: The company uses the liability method in measuring the provision for income taxes and recognizing deferred tax assets and liabilities on the balance sheet. The liability method requires that deferred income taxes reflect the tax consequences of currently enacted rates for differences between the tax and financial reporting bases of assets and liabilities. Taxes related to Global Intangible Low-Taxes Income (GILTI) are treated as current period expense when incurred.

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

During the third and fourth quarter of 2022, the company entered into privately negotiated Secured Convertible 2026 Notes of $41,475,000 in aggregate principal amount. Convertible debt conversion liabilities of $1,595,000 were recorded based on initial fair values and these fair values are updated each reporting period with the offset to the income statement.

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

Notes to Financial Statements	Table of Contents
Accounting Policies

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

Recent Accounting Pronouncements (Already Adopted):
In August 2020, the FASB issued ASU 2020-06 “Debt with Conversion and Other Options” (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity's Own Equity (Subtopic 815-40)”, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU 2020-06 removes from U.S. GAAP the separation models for (1) convertible debt with a cash conversion feature (CCF) and (2) convertible instrument with a beneficial conversion feature (BCF). As a result, after adopting the ASU’s guidance, entities will not separately present in equity an embedded conversion feature in such debt. Instead, they will account for a convertible debt instrument wholly as debt, and for convertible preferred stock wholly as preferred stock (i.e., as a single unit of account), unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC 815 or (2) a convertible debt instrument was issued at a substantial premium. The guidance may be early adopted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.

The company adopted ASU 2020-06 effective January 1, 2021, using the modified retrospective method, which resulted in the removal of convertible debt discounts of $25,218,000, adjustment of $34,798,000 to additional paid-in-capital and $9,670,000 adjustment to retained earnings. Convertible debt discounts prior to adoption of ASU 2020-06 were amortized over the convertible debt term through interest expense. Subsequent to adoption, convertible debt discounts are not applicable when accounting for debt as a single unit of account. Interest expense for 2020 related to debt discount amortization (which was not recognized in 2021 or 2022 due to adoption) was $9,673,000 or $0.28 per basic and diluted share. There was no impact of adoption on performance metrics used for short-term or long-term incentive compensation. Accretion specific to the Series II 2024 Notes was unaffected by adoption. Due to the valuation allowance, there was no net impact to income taxes for the adoption. Subsequent to adoption weighted average shares when calculating diluted earnings per share requires the application of the if-converted method for all convertible instruments.
In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting,” which is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates if certain criteria are met. The guidance may be adopted in any period prior to the guidance expiration on December 31, 2022.
The company adopted ASU 2020-04 effective January 1, 2022 and the adoption did not have a material impact on the company's financial statements. Interest arrangements previously referring to LIBOR prior to adoption, now refer to a secured overnight finance rate (SOFR).

Table of Contents	Notes to Financial Statements
Divested Businesses

Divested Businesses

On March 7, 2020, the company completed the sale (the “DCL Transaction”) of its subsidiary, Dynamic Controls, a New Zealand incorporated unlimited company (“Dynamic Controls”), to Allied Motion Christchurch Limited, a New Zealand limited company (the “DCL Purchaser”), pursuant to a Securities Purchase Agreement among the company, Invacare Holdings New Zealand, a New Zealand incorporated unlimited company, and the Purchaser, dated March 6, 2020 (the “DCL Purchase Agreement”). Dynamic Controls was a producer of electronic control systems for powered medical mobility devices, including systems incorporating the LiNX™ technology platform. LiNX™ is a registered trademark owned by Dynamic Controls. Dynamic Controls was a component of the All Other Segment.
Dynamic Controls was a supplier of power mobility products and respiratory components to the company as well as supplying power mobility products to external customers. Sales in 2020 through the date of disposition were $5,331,000, including intercompany sales of $2,532,000. Income before income taxes was approximately $445,000 in 2020, through the date of disposition.
The transaction was the result of considering options for the products sold by Dynamic Controls which resulted in selling the business to a third-party which can provide access to further technological innovations to further differentiate the company’s power mobility products.
The gross proceeds from the DCL Transaction were $14,563,000, net of taxes and expenses. The company realized a pre-tax gain of $9,790,000.
The Purchase Agreement contained customary indemnification obligations of each party with respect to breaches of their respective representations, warranties and covenants, and certain other specified matters, which were subject to certain exceptions, terms and limitations described further in the DCL Purchase Agreement.

At the closing of the DCL Transaction, the parties entered into a supply agreement pursuant to which Dynamic Controls will supply certain electronic components as required by the company for the five-year period following the DCL Transaction, including ongoing supply and support of the LiNX™ electronic control system with informatics technology, continued contract manufacturing of certain electronic components for the company’s respiratory products and continued infrastructure and applications support for the informatics solution for the company’s respiratory products. The estimated continued inflows and outflows following the disposal with the DCL Purchaser are not expected to be material to the company.
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

Trade receivables as of March 7, 2020 included receivables previously classified as intercompany related to product sold by Dynamic Controls to other Invacare entities.

On January 30, 2023 the company completed the sale of its respiratory business assets to Ventec Life Systems, Inc, a Delaware corporation and subsidiary of React Health, LLC (the “Purchaser”), pursuant to an Asset Purchase Agreement dated as of January 30, 2023 (the “Purchase Agreement”). The purchase price paid by the Purchaser was $11,925,644 in cash payable at closing.

The Purchase Agreement contains customary indemnification obligations of each party with respect to breaches of their respective representations, warranties and covenants, and certain other specified matters, which are subject to certain exceptions, terms and limitations described further in the Purchase Agreement. The company agreed to non-competition obligations with respect to respiratory products for a five-year period following the Transaction, which are more fully described in the Purchase Agreement. In addition, the company entered into a supply agreement and a transition services agreement with the Purchaser to provide for, among other matters, the ongoing parts and service and support for the warranty and non-warranty service of respiratory products in the field. The foregoing description of the Purchase Agreement is a

Notes to Financial Statements	Table of Contents
Divested Businesses

summary, does not purport to be complete and is qualified in its entirety by reference to the Purchase Agreement.

On January 27, 2023, the company completed the sale of its Top End™® sports and recreational wheelchair and handcycle business net assets to Top End Sports, LLC. Cash proceeds on the sale were not material to the company.

Table of Contents	Notes to Financial Statements
Current Assets

Current Assets

Receivables

Receivables as of December 31, 2022 and 2021 consist of the following (in thousands):

	2022	2021
Accounts receivable, gross	$112,659	$142,806
Customer rebate reserve	(11,569)	(12,267)
Allowance for doubtful accounts	(3,279)	(3,642)
Cash discount reserves	(8,756)	(9,179)
Other, principally returns and allowances reserves	(1,103)	(603)
Accounts receivable, net	$87,952	$117,115
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
During the third quarter of 2021, the company entered into an agreement with a bank to sell certain trade receivables with governmental entity customers in the Nordic region without recourse. Under ASC 860, the sale of the receivables qualify as a true sale and not a secured borrowing. No gain or loss was recorded on the sale of the receivables. Bank charges, which are recorded as interest expense, attributable to the program were immaterial for the years ended December 31, 2022 and 2021.

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

The company adopted ASU 2016-13, “Measurement of Credit Losses on Financial Statements” on January 1, 2020. Accordingly, the company is now applying an
"expected loss” model that will generally require earlier recognition of allowances for losses for trade receivables. In addition, the company expects more variability in its allowance for doubtful accounts as it previously provided for bad debts based on a specific reserve methodology while the new expected loss methodology requires companies to provide for estimated losses beginning at the time of sale. The adoption of the new standard resulted in an increase in credit losses and adjustment to retained earnings of $243,000 which is reflected in the Consolidated Statement of Shareholders' Equity.

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

In Europe, expected losses are determined by each location in each country. Most locations have a majority of their receivables assigned to the low risk pool, which has an average expected loss percentage of 0.3%. About half of the locations have a portion of their receivables assigned as medium risk with an average expected loss percentage of 0.8%. Only a few locations have any receivables characterized as high risk and the average credit loss percentage for those locations is 2.7%. Collection risk is generally low as payment terms in certain key markets, such as Germany, are immediate and in many locations the ultimate customer is the government.

In the Asia Pacific region, receivables are characterized as low risk, which have an average expected loss percentage of 1.0%. Historical losses are low in this region where the use of credit insurance is often customary.

Notes to Financial Statements	Table of Contents
Current Assets

The movement in the trade receivables allowance for
doubtful accounts was as follows (in thousands):

2022
Balance as of beginning of period	$3,642
Current period provision	862
Recoveries (direct write-offs), net	(1,225)
Balance as of end of period	$3,279

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

The company has recorded a contingent liability in the amount of $333,000 related to the contingent aspect of the company's guarantee associated with its arrangement with DLL. The contingent liability is recorded applying the same expected loss model used for the trade and installment receivables recorded on the company's books. Specifically, historical loss history is used to determine the expected loss percentage, which is then adjusted judgmentally to consider other factors, as needed.

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

Table of Contents	Notes to Financial Statements
Current Assets

Installment receivables as of December 31, 2022 and 2021 consist of the following (in thousands):

	2022			2021
	Current	Long- Term	Total	Current	Long- Term	Total
Installment receivables	$311	$266	$577	$218	$734	$952
Less: Unearned interest	—	—	—	—	—	—
	311	266	577	218	734	952
Allowance for doubtful accounts	—	—	—	—	—	—
Installment receivables, net	$311	$266	$577	$218	$734	$952

No sales of installment receivables were made by the company during the year.

The movement in the installment receivables allowance for doubtful accounts was as follows (in thousands):

	2022	2021
Balance as of beginning of period	$—	$487
Current period provision (benefit)	—	(75)
Direct write-offs charged against the allowance	—	(412)
Balance as of end of period	$—	$—

Installment receivables by class as of December 31, 2022 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
Asia Pacific
Non-impaired installment receivables with no related allowance recorded	577	577	—	—
Total
Non-impaired installment receivables with no related allowance recorded	577	577	—	—
Impaired installment receivables with a related allowance recorded	—	—	—	—
Total installment receivables	$577	$577	$—	$—

Notes to Financial Statements	Table of Contents
Current Assets

Installment receivables by class as of December 31, 2021 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
Asia Pacific
Non-impaired installment receivables with no related allowance recorded	952	952	—	—
Total
Non-impaired installment receivables with no related allowance recorded	952	952	—	—
Impaired installment receivables with a related allowance recorded	—	—	—	—
Total installment receivables	$952	$952	$—	$—

Installment receivables with a related allowance recorded as noted in the table above represent those installment receivables on a non-accrual basis. As of December 31, 2022, the company had no U.S. installment receivables past due of 90 days or more for which the company is still accruing interest. Individually, all U.S.
installment receivables are assigned a specific allowance for doubtful accounts based on management's review when the company does not expect to receive both the contractual principal and interest payments as specified in the loan agreement.

The aging of the company's installment receivables was as follows as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022			December 31, 2021
	Total	U.S.	Asia Pacific	Total	U.S.	Canada
Current	$533	$—	$533	$952	$—	$952
0-30 days past due	44	—	44	—	—	—
31-60 days past due	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—
90+ days past due	—	—	—	—	—	—
	$577	$—	$577	$952	$—	$952

Table of Contents	Notes to Financial Statements
Current Assets

Inventories, Net

Inventories, net as of December 31, 2022 and 2021 consist of the following (in thousands):

	2022	2021
Raw materials	$57,174	$69,371
Finished goods	45,476	62,124
Work in process	9,911	12,779
Inventories, net	$112,561	$144,274

In the third quarter of 2022, with the decision to exit the respiratory products business, the company recorded a charge to gross margin totaling $8,651,000, with $5,387,000 increasing the inventory reserve and $3,264,000 for purchase obligations. No significant adjustments were recorded to adjust this estimate in the fourth quarter of 2022.

Other Current Assets

Other current assets as of December 31, 2022 and 2021 consist of the following (in thousands):

	2022	2021
Tax receivables principally value added taxes	$22,946	$21,943
Prepaid insurance	1,223	4,462
Prepaid inventory and freight	3,077	2,394
Recoverable income taxes	1,990	2,301
Service contracts	1,366	304
Derivatives (foreign currency forward contracts)	1,117	386
Receivable due from information technology provider	934	612
Prepaid debt fees	339	379
Prepaid and other current assets	6,710	7,255
Other Current Assets	$39,702	$40,036

Notes to Financial Statements	Table of Contents
Long-Term Assets

Long-Term Assets

Other Long-Term Assets

Other long-term assets as of December 31, 2022 and 2021 consist of the following (in thousands):

	2022	2021
Cash surrender value of life insurance policies	2,686	2,481
Deferred income taxes	1,102	1,540
Deferred financing fees	733	409
Installment receivables	266	734
Investments	85	86
Other	287	112
Other Long-Term Assets	$5,159	$5,362

Property and Equipment

Property and equipment as of December 31, 2022 and 2021 consist of the following (in thousands):

	2022	2021
Machinery and equipment	$269,835	$278,347
Capitalized software	30,923	30,448
Land, buildings and improvements	25,095	27,299
Furniture and fixtures	8,053	8,943
Leasehold improvements	4,802	6,782
Property and Equipment, gross	338,708	351,819
Accumulated depreciation	(287,175)	(290,898)
Property and Equipment, net	$51,533	$60,921

Machinery and equipment includes demonstration units placed in provider locations which are depreciated to their estimated recoverable values over their estimated useful lives.

In 2019, the company initiated the first stage of an Enterprise Resource Planning (“ERP”) software implementation. Related to the ERP project, the company capitalized certain costs in accordance with ASC 350 as shown in capitalized software above. The net book value of capitalized software was $26,015,000 and $28,715,000 at December 31, 2022 and 2021, respectively. Depreciation expense related to capitalized software started in 2021, subsequent to the first stage implementation of the ERP and was $3,176,000 and $1,733,000 for the year ended December 31, 2022 and 2021, respectively.

Unpaid purchases of property and equipment at December 31, 2022 and 2021 were $0 and $1,090,000, respectively and are excluded from purchases of property and equipment on the consolidated statements of cash flows for those periods ending and are included in subsequent periods when paid.

Table of Contents	Notes to Financial Statements
Long-Term Assets

Goodwill

The carrying amount of goodwill by reporting unit is as follows (in thousands):

	North America	Europe	Consolidated
Balance at December 31, 2020	$28,485	$373,976	$402,461
Foreign currency translation adjustments	79	(18,101)	(18,022)
Impairment of goodwill	(28,564)	—	(28,564)
Balance at December 31, 2021	—	355,875	355,875
Foreign currency translation adjustments	—	(29,594)	(29,594)
Balance at December 31, 2022	$—	$326,281	$326,281

In accordance with Intangibles—Goodwill and Other, ASC 350, goodwill is assessed for impairment. The company first estimates the fair value of each reporting unit and compares the calculated fair value to the carrying value of each reporting unit. A reporting unit is defined as an operating segment or one level below. The company had determined that its reporting units are North America, Europe and Asia Pacific.

During the third quarter of 2021, the company's reporting units of North America / HME and Institutional Products Group merged into one reporting unit of North America, consistent with the operating segment. Developments in 2021 and the conclusion of the reporting units merger were tied mostly to actions of the company to implement components of a new ERP system which changed both the level of discrete financial information readily available and the go-forward manner in which the company assesses performance and allocates resources to the North America operating segment.

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

During the third quarter of 2022, a continued decline in the share price of the company's common shares caused the company's market capitalization to fall below the carrying value of shareholders' equity. Further, inputs used in estimating the weighted average cost of capital (“WACC”) had moved unfavorably to increase the WACC used in a discounted cash flows model. The combination of these and other developments were identified as a triggering event and the company proceeded with a quantitative goodwill impairment assessment of its Europe reporting unit (the only reporting unit with goodwill).
An interim quantitative goodwill impairment assessment was performed as of September 30, 2022, utilizing a discounted cash flows methodology. Key assumptions used in the discounted cash flow analysis included, but were not limited to, a WACC of approximately 14.51%, terminal growth rates and financial projections of performance and cash flows. Components of the WACC include quoted rates for 20-year debt of potential acquirer companies with similar credit risk and the cost of equity based on the 20-year treasury rate for the risk free rate, a market risk premium, an industry average beta and a small cap stock adjustment. The assumptions are based on a market participant's point of view and thus these inputs are deemed Level III inputs in regard to the fair value hierarchy. The WACC used in the 2021 annual assessment was 11.19% and was 11.27% in 2020. The WACC used has a significant impact in the outcome of the discounted cash flow methodology utilized in the company's impairment assessment as a higher WACC would decrease fair value estimates.
The company also utilized an Enterprise Value (“EV”) to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) method to compute the fair value of reporting units which considers potential acquirers and their EV to EBITDA multiples adjusted by an estimated premium. The EV method is used to corroborate fair values but more weight is placed on the discounted cash flow method results.

The company concluded based on the results of the interim quantitative goodwill impairment assessment performed as of September 30, 2022 that goodwill was not impaired in Europe. The company typically completes an annual impairment assessment in the fourth quarter of each year or whenever events or changes in circumstances indicate the carrying value could be below a reporting

Notes to Financial Statements	Table of Contents
Long-Term Assets

unit's fair value. The assessment results as of September 30, 2022 were not materially different from the company's historic valuation fourth quarter valuation date as of October 1st. Through the fourth quarter of 2022, the company monitored for triggers which could negatively impact components to calculations from the interim impairment assessment and could suggest additional risk of impairment as of December 31, 2022. Inputs to the WACC and other factors in the quantitative assessment did not move materially unfavorably to warrant an update to the quantitative assessment as of December 31, 2022.
While there was no impairment in 2022 related to goodwill for the Europe reporting unit, a future potential impairment is possible for Europe should actual results differ materially from forecasted results used in the valuation analysis. The valuation of goodwill can differ materially if financial projections or market inputs used to determine the WACC change significantly. For instance, higher interest rates or greater stock price volatility would increase the WACC and thus increase the chance of impairment. Assumptions used in the quantitative assessment require significant judgements and estimates which are inherently uncertain. If actual results are materially lower than estimates, it could result in a material impact on the consolidated financial statements in future periods. In addition, business changes impacting the company's assessment of reporting units could also have a material impact on impairment assessment results.

There is no goodwill in the North America or Asia Pacific reporting units at December 31, 2022.
As part of the company's assessment of goodwill for impairment, the company also considers the potential for impairment of any intangible assets and other long-lived assets. Refer to Other Long-Term Assets, Property and Equipment and Intangibles in the Notes to the Consolidated Financial Statements.

Table of Contents	Notes to Financial Statements
Long-Term Assets

Intangibles

The company's intangibles consist of the following (in thousands):

	December 31, 2022		December 31, 2021
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer lists	$48,515	$48,515	$52,447	$52,447
Trademarks	18,867	—	24,137	—
Developed technology	7,154	6,859	7,652	7,149
Patents	4,092	4,092	5,543	5,543
License agreements	3,981	1,480	2,905	1,196
Other	1,148	1,142	1,147	1,140
Intangibles	$83,757	$62,088	$93,831	$67,475

All of the company's intangible assets have been assigned definite lives and continue to be amortized over their useful lives, except for trademarks shown above, which have indefinite lives.

The changes in intangible asset balances reflected on the balance sheet from December 31, 2021 to December 31, 2022 were the result of foreign currency translation on historical cost and accumulated amortization as well as impairment of certain trademarks discussed below.
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
Amortization expense related to intangible assets was $507,000, $404,000 and $377,000 for 2022, 2021 and 2020, respectively. Estimated amortization expense for each of the next five years is expected to be $611,000 for 2023, $562,000 in 2024, $439,000 in 2025, $437,000 in 2026 and $311,000 in 2027. Amortized intangible assets are being amortized on a straight-line basis over remaining lives of 2 to 7 years with a weighted average remaining life of approximately 5.6 years.
During the third quarter of 2022, the company recognized an intangible impairment charge in the North America segment of $1,012,000 related to a trademark with an indefinite life the company determined it would no longer use.
During the fourth quarter of 2022, the company recognized intangible assets impairment charges in the Europe segment of $2,247,000 related to trademarks with an indefinite life the company determined had reduced future use due to product rationalization.
The fair values of the trademarks were calculated using a relief from royalty payment methodology which requires applying an estimated market royalty rate to forecasted net sales and discounting the resulting cash flows to determine fair value.

Notes to Financial Statements	Table of Contents
Current Liabilities

Current Liabilities

Accrued Expenses

Accrued expenses as of December 31, 2022 and 2021 consisted of accruals for the following (in thousands):

	2022	2021
Taxes other than income taxes, primarily value added taxes	$27,106	$24,012
Salaries and wages	19,307	23,217
Professional	11,267	8,697
Warranty	7,981	11,198
Interest	6,900	3,297
IT service contracts	5,581	4,013
Rebates	4,923	6,569
Freight	4,542	5,460
Product line exit obligations	3,743	—
Severance	3,472	400
Deferred revenue	2,279	4,156
Product liability, current portion	2,125	2,362
Insurance	951	625
Supplemental Executive Retirement Program liability Plan (SERP)	391	391
Derivatives (foreign currency forward exchange contracts)	137	1,938
Other items, principally trade accruals	5,386	6,636
Accrued Expenses	$106,091	$102,971

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

Table of Contents	Notes to Financial Statements
Current Liabilities

The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

	2022	2021
Balance as of January 1	$11,198	$10,991
Warranties provided during the period	2,202	6,361
Settlements made during the period	(5,577)	(6,718)
Changes in liability for pre-existing warranties during the period, including expirations	158	564
Balance as of December 31	$7,981	$11,198

Warranty reserves are subject to adjustment in future periods as new developments change the company's estimate of the total cost.

Notes to Financial Statements	Table of Contents
Long-Term Liabilities

Long-Term Liabilities

Long-Term Debt

Debt as of December 31, 2022 and 2021 consisted of the following (in thousands):

	2022	2021
Convertible senior notes at 4.50%, due in June 2022	$—	$2,642
Convertible senior notes Series I at 5.00%, due in November 2024	72,408	72,140
Convertible senior notes Series II at 5.00%, due in November 2024	76,719	78,251
Convertible senior notes at 4.25%, due in March 2026	67,665	119,036
Secured convertible senior notes at 5.68%, due in July 2026	37,240	—
Term loan, due in July 2026	82,808	—
Other obligations	17,401	36,060
	354,241	308,129
Less current maturities of long-term debt	(154)	(3,107)
Long-Term Debt	$354,087	$305,022

On September 30, 2015, the company entered into an Amended and Restated Revolving Credit and Security Agreement, which was subsequently amended (the “Prior Credit Agreement”) and which was to mature on January 16, 2024. The Prior Credit Agreement was entered into by and among the company, certain of the company’s direct and indirect U.S. and Canadian subsidiaries and certain of the company’s European subsidiaries, certain other of the company’s direct and indirect U.S., Canadian and European subsidiaries, and PNC Bank, National Association (“PNC”), JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited, KeyBank National Association, and Citizens Bank, National Association. PNC is the administrative agent (the “Prior Credit Agreement Administrative Agent”) and J.P. Morgan Europe Limited is the European agent (the “European Agent”) under the Prior Credit Agreement. As discussed further below, the Prior Credit Agreement was amended and restated (the “ABL Credit Agreement”) on July 26, 2022.

The company had outstanding letters of credit of $4,229,000 and $3,450,000 as of December 31, 2022 and 2021, respectively. Outstanding letters of credit and other reserves impacting borrowing capacity were $3,654,000 and $2,585,000 as of December 31, 2022 and 2021, respectively.

The company had outstanding borrowings of $15,220,000 under its ABL Credit Agreement as of December 31, 2022. The company had outstanding borrowings of $22,150,000 under its North America Credit Facility under the Prior Credit Agreement as of December 31, 2021. The company had outstanding borrowings of $7,366,000 (€6,500,000) under its French Credit Facility and $5,986,000 (£4,500,000) under its UK Credit Facility under its Prior Credit Agreement as of December 31, 2021, together referred to as the European Credit Facility. No borrowings were outstanding under the European Credit Facility as of December 31, 2022 as it was terminated in July 2022.

North America Borrowers Credit Facility

For the company's North America Borrowers, the Prior Credit Agreement provided for an asset-based-lending senior secured revolving credit facility which was secured by substantially all the company's U.S. and Canadian assets, other than real estate. The Prior Credit Agreement provided the company and the other Borrowers with a credit facility in an aggregate principal amount of $60,000,000, subject to availability based on a borrowing base formula, under a senior secured revolving credit, letter of credit and swing line loan facility (the “North America Credit Facility”). Up to $20,000,000 of the North America Credit Facility was available for issuance of letters of credit. The aggregate principal amount of the North America Credit Facility could have been increased by up to $25,000,000 to the extent requested by the company and agreed to by any Lender or new financial institution approved by the Prior Credit Agreement Administrative Agent.

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

Table of Contents	Notes to Financial Statements
Long-Term Liabilities

orderly liquidation value of U.S. eligible machinery and equipment and (ii) $0 as of December 31, 2022 (subject to reduction as provided in the Prior Credit Agreement), plus (d) 85% of eligible Canadian accounts receivable, plus (e) the lesser of (i) 70% of eligible Canadian inventory and (ii) 85% of the net orderly liquidation value of eligible Canadian inventory, less (f) swing loans outstanding under the North America Credit Facility, less (g) letters of credit issued and undrawn under the North America Credit Facility, less (h) a $3,000,000 minimum availability reserve, less (i) other reserves required by the Prior Credit Administrative Agent, and in each case subject to the definitions and limitations in the Prior Credit Agreement.

Interest accrued on outstanding indebtedness under the Prior Credit Agreement at the SOFR rate, plus a margin ranging from 2.25% to 2.75%, or at the alternate base rate, plus a margin ranging from 1.25% to 1.75%, as selected by the company. Borrowings under the North American Credit Facility were subject to commitment fees of 0.25% or 0.375% per year, depending on utilization.

The Prior Credit Agreement contained customary representations, warranties and covenants. Exceptions to the operating covenants in the Prior Credit Agreement provide the company with flexibility to, among other things, enter into or undertake certain sale and leaseback transactions, dispositions of assets, additional credit facilities, sales of receivables, additional indebtedness and intercompany indebtedness, all subject to limitations set forth in the Prior Credit Agreement, as amended. The Prior Credit Agreement also contained a covenant requiring the company to maintain minimum availability under the North America Credit Facility of not less than (i) 12.5% of the maximum amount that may be drawn under the North America Credit Facility for five (5) consecutive business days, or (ii) 11.25% of the maximum amount that may be drawn under the North America Credit Facility on any business day. The company also was subject to dominion triggers under the North America Credit Facility requiring the company to maintain borrowing capacity of not less than $7,500,000 on any business day or any five consecutive days in order to avoid triggering full control by an agent for the lenders of the company's cash receipts for application to the company's obligations under the agreement.

The Prior Credit Agreement contained customary default provisions, with certain grace periods and exceptions, which provide for events of default that include, among other things, failure to pay amounts due, breach of covenants, representations or warranties, bankruptcy, the occurrence of a material adverse effect, exclusion from any medical reimbursement program, and an interruption of any material manufacturing facilities for more than 10 consecutive days. The North American Credit Facility was terminated on July 26, 2022.

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

Interest accrued on outstanding indebtedness under the European Credit Facility at the SOFR rate, plus a margin ranging from 2.50% to 3.00%, or for swing line loans, at the overnight SOFR rate, plus a margin ranging from 2.50% to 3.00%, as selected by the company. The margin was adjusted quarterly based on utilization. Borrowings under the European Credit Facility were subject to commitment fees of 0.25% or 0.375% per year, depending on utilization.

The European Credit Facility was secured by substantially all the personal property assets of the UK Borrower and its in-country subsidiaries, and all the receivables of the French Borrower and its in-country subsidiaries. The UK and French facilities (which comprise the European Credit Facility) were cross collateralized, and the US personal property assets previously pledged under the North America Credit Facility also served as collateral for the European Credit Facility.

The European Credit Facility was subject to customary representations, warranties and covenants generally consistent with those applicable to the North America Credit Facility. Exceptions to the operating covenants in the Prior Credit Agreement provided the company with flexibility to, among other things, enter into or undertake

Notes to Financial Statements	Table of Contents
Long-Term Liabilities

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

On December 29, 2021, the Prior Credit Agreement was further amended with the primary provisions to replace the references to the LIBOR rate or Euro rate to a term secured overnight finance rate (“SOFR”).
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
The ABL Credit Agreement retained the existing asset-based lending senior secured revolving credit facility provided for the company and the domestic and Canadian Borrowers under the Prior Credit Agreement but extended the maturity date to January 16, 2026, reduced the maximum aggregate principal amount the company and the domestic and Canadian Borrowers could borrow to $35,000,000, limited the borrowing base thereunder to eligible domestic and Canadian accounts receivable and included a minimum availability reserve of $3,000,000. Borrowings under the ABL Credit Agreement were subject to a springing maturity date of 191 days prior to the maturity dates of certain convertible notes due 2024 and 2026, and 100 days prior to the maturity date of the Secured Term Loan under the Highbridge Loan Agreement, if such notes or such term loan remain outstanding as of such respective dates. The ABL Credit Agreement also permitted the loans made under the Highbridge Loan Agreement and terminated the European Credit Facility under the Prior Credit Agreement. In connection with the ABL Credit Agreement and the Highbridge Loan Agreement, the European Credit Facility under the Prior Credit Agreement was repaid in full and the liens securing the European Credit Facility under the Prior Credit Agreement were terminated and released.
The aggregate borrowing availability under the ABL Credit Agreement was determined based on a borrowing base formula. As of December 31, 2022, the company had gross borrowing base of $29,817,000 and net borrowing availability of $15,288,000 under the ABL Credit Agreement, considering the minimum availability reserve, then-outstanding letters of credit, other reserves and the $4,375,000 dominion trigger amount.

Table of Contents	Notes to Financial Statements
Long-Term Liabilities

Interest accrued on outstanding indebtedness under the ABL Credit Agreement at an adjusted Term SOFR rate, plus a margin of 3.25%, or for swing line loans and prime rate revolving loans, at the overnight Prime rate, plus a margin of 2.25%.
The ABL Credit Agreement contained customary terms and covenants and negative covenants, such as limitations on indebtedness, liens, fundamental changes, asset sales, investments and other matters customarily restricted in such agreements. Most of these restrictions were subject to certain minimum thresholds and exceptions. The ABL Credit Agreement also contained customary events of default, after which the revolving loan may be due and payable immediately, including, without limitation, payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, judgments against the company and its subsidiaries, change in control and lien priority.
Proceeds from the Secured Term Loan under the Highbridge Loan Agreement were used to repay in full outstanding borrowings under the Prior Credit Agreement. Refer to the Term Loan due 2026 section below.
In connection with entering into the company's Prior Credit Agreement and the ABL Credit Agreement, the company incurred fees which were capitalized and were being amortized as interest expense. As of December 31, 2022, debt fees yet to be amortized totaled $1,011,000.
The company was in compliance with the ABL Credit Agreement covenants at December 31, 2022.
Convertible senior notes due 2022
In the second quarter of 2017, the company issued $120,000,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2022 (the “2022 Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 Notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on June 1 and December 1 of each year, beginning December 1, 2017. The 2022 Notes matured on June 1, 2022. At maturity, $2,650,000 principal amount of the 2022 Notes remained outstanding, which the company repaid in cash.

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

The company entered into separate, privately negotiated warrant transactions with the option counterparty at a higher strike price relating to the same number of the company's common shares, subject to customary anti-dilution adjustments, pursuant to which the company sold warrants to the option counterparties. The warrants could have a dilutive effect on the company's outstanding common shares and the company's earnings per share to the extent that the price of the company's common shares exceeds the strike price of those warrants. The initial strike price of the warrants was $21.4375 per share and were subject to certain adjustments under the terms of the warrant transactions. The company evaluated the warrants under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the warrants met the definition of a derivative, were indexed to the company's own shares and should be classified in shareholder's equity. The amount paid for the warrants and capitalized in shareholder's equity was $14,100,000.

Warrants relating to the 2022 Notes outstanding on December 31, 2022 were 4,215,212. If exercised, one common share is issued upon exercise of each warrant, but may be adjusted under certain circumstances if the relevant share price exceeds the warrant strike price for the relevant measurement period at the time of exercise. Common shares are reserved for issuance upon exercise of the remaining warrants relating to the 2022 Notes at two common shares per warrant. The warrants began to expire on September 1, 2022 and partially expire on each trading day over the 220 trading day period following September 1, 2022.

The net proceeds from the offering of the 2022 Notes were approximately $115,289,000, after deducting fees and offering expenses of $4,711,000, which were paid in 2017. These debt issuance costs were capitalized and were being amortized as interest expense through June 2022. Debt issuance costs are presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability. A portion of the net proceeds from the offering were used to pay the cost of the convertible note hedge transactions (after such cost is partially offset by the proceeds to the company from the warrant transactions), which net cost was $10,680,000.

During the second quarter of 2020, the company entered into separate, privately negotiated agreements with

Notes to Financial Statements	Table of Contents
Long-Term Liabilities

certain holders of the company's previously outstanding convertible notes due 2021 (the “2021 Notes”) and certain holders of its 2022 Notes to exchange $35,375,000 in aggregate principal amount of 2021 Notes and $38,500,000 in aggregate principal amount of 2022 Notes, for aggregate consideration of $73,875,000 in aggregate principal amount of new Series II 2024 Notes and $5,593,000 in cash.

During the first quarter of 2021, the company repurchased $78,850,000 in principal amount of 2022 Notes, resulting in a loss on debt extinguishment of $709,000.

The liability components of the 2022 Notes consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Principal amount of liability component	$—	$2,650
Debt fees	—	(8)
Net carrying amount of liability component	$—	$2,642

The effective interest rate on the liability component was 10.9% upon original issuance including consideration of the discount. Total interest expense subsequent to adoption of ASU 2020-06 includes coupon interest and amortization of debt fees. Interest expense of $50,000 and $859,000 was accrued for the 2022 and 2021 periods, respectively, based on the stated coupon rate of 4.5%.
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

Table of Contents	Notes to Financial Statements
Long-Term Liabilities

A loss of $5,885,000 was recorded a part of the exchange transaction, which included the write-off of fees related to the portion of the 2021 Notes exchanged. Debt issuance costs of $1,338,000 were capitalized and are being amortized as interest expense through November 15, 2024. Debt issuance costs are presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability.

The liability components of the Series I 2024 Notes consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Principal amount of liability component	$72,909	$72,909
Debt fees	(501)	(769)
Net carrying amount of liability component	$72,408	$72,140

The effective interest rate on the liability component was 8.8% upon original issuance including consideration of the discount. Total interest expense subsequent to adoption of ASU 2020-06 includes coupon interest and amortization of debt fees. Interest expense of $3,645,000 and $3,645,000 was accrued in 2022 and 2021, respectively, based on the stated coupon rate of 5.0%. The effective interest rate of the Series I 2024 Notes as of December 31, 2022 was 5.4%. The Series I 2024 Notes were not convertible as of December 31, 2022, nor was the applicable conversion threshold met.
The company was in compliance with the Series I 2024 Notes covenants at December 31, 2022.

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

Notes to Financial Statements	Table of Contents
Long-Term Liabilities

price of approximately $14.78 per common share). On or after May 15, 2024 until the close of business on the second scheduled trading day immediately preceding the maturity of the Series II 2024 Notes, holders may convert their Series II 2024 Notes, at the option of the holder, regardless of the foregoing circumstances.

The principal amount of the Series II 2024 Notes also will accrete at a rate of approximately 4.7% per year commencing June 4, 2020, compounding on a semi-annual basis. The accreted portion of the principal is payable in cash upon maturity but does not bear interest and is not convertible into the company’s common shares. The total amount accreted as of December 31, 2022 was $8,434,000 and $5,347,000 as of December 31, 2021. Remaining accretion until maturity (at current principal) was $8,188,000 as of December 31, 2022.

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

The liability components of the Series II 2024 Notes consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Principal amount of liability component - including accretion	$77,309	$79,222
Debt fees	(590)	(971)
Net carrying amount of liability component	$76,719	$78,251

The effective interest rate on the liability component was 9.0% upon original issuance including consideration of the discount. Total interest expense subsequent to adoption includes coupon interest, accretion and amortization of debt fees. Non-cash interest expense, including accretion, of $3,590,000 and $3,534,000 was recognized in 2022 and 2021, respectively. Interest expense of $3,507,000 and $3,693,000 was accrued in 2022 and 2021, respectively based on the stated coupon rate of 5.0%. The effective interest rate of the Series II 2024 Notes as of December 31, 2022 including coupon interest, amortization of debt fees and accretion to maturity was 10.4%. The Series II 2024 Notes were not convertible as of December 31, 2022 nor was the applicable conversion threshold met.
The company was in compliance with the Series II 2024 Notes covenants at December 31, 2022.

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

Table of Contents	Notes to Financial Statements
Long-Term Liabilities

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

The liability components of the 2026 Notes consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Principal amount of liability component	$69,700	$125,000
Debt fees	(2,035)	(5,964)
Net carrying amount of liability component	$67,665	$119,036

Interest expense of $4,467,000 and $4,220,000 was accrued for the twelve months ended December 31, 2022 and December 31, 2021, respectively, based on the stated coupon rate of 4.25%. The effective interest rate of the 2026 Notes as of December 31, 2022 was 4.1%. The 2026 Notes were not convertible as of December 31, 2022 nor was the applicable conversion threshold met.

In the third quarter of 2022, $41,475,000 aggregate principal amount of 2026 Notes were exchanged and retired as part of the Secured 2026 Notes and Secured
Term Loan transactions discussed below. In the fourth quarter of 2022, additional $13,825,000 aggregate principal amount of 2026 Notes were exchanged and retired.
The company was in compliance with the 2026 Notes covenants at December 31, 2022.

In March 2021, in connection with the pricing of the 2026 Notes, the company entered into capped call transactions (the “Capped Call Transactions”) with certain option counterparties. The company used $18,787,000 of the net proceeds of the private offering of the 2026 Notes to pay the cost of the Capped Call Transactions with the offset recorded to additional paid-in-capital.

The Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the 2026 Notes and/or offset any cash payments the company is required to make in excess of the principal amount of converted notes, as the case may be, in the event that the market price per share of the company’s common shares, as measured under the terms of the Capped Call Transactions, is greater than the strike price of the Capped Call Transactions, which is initially $10.57, corresponding to the initial conversion price of the 2026 Notes, subject to anti-dilution adjustments. If, however, the market price per company common share, as measured under the terms of the Capped Call Transactions, exceeds the cap price of the Capped Call Transactions, which is initially $16.58 (subject to adjustments), there would nevertheless be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that such market price exceeds the cap price of the Capped Call Transactions. The Capped Call Transactions expire March 15, 2026, subject to earlier exercise. There were 125,000 capped call options related to the 2026 Notes outstanding on December 31, 2022.

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

Notes to Financial Statements	Table of Contents
Long-Term Liabilities

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

Secured convertible senior notes due 2026

In the third quarter of 2022, the company issued an aggregate $31,106,000 (split equally between two separate tranches (“Tranche I Notes” and “Tranche II Notes” or “Indentures”) in aggregate principal amount of 5.68% Secured Convertible Senior Notes due 2026 (the “Secured 2026 Notes”) in a private offering. This was in exchange for $41,475,000 aggregate principal amount of 2026 Notes which were retired. In October 2022, additional principal amount of Secured 2026 Notes were issued aggregating to $20,739,000 and $20,736,000 in aggregate principal amount of Tranche I Notes and Tranche II Notes, respectively, in exchange for $13,825,000 of 2026 Notes. The exchanged 2026 Notes and settlement of the Series II 2024 Notes in third quarter of 2022 (discussed above) resulted in a net gain on extinguishment of debt of $6,398,000.
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

Table of Contents	Notes to Financial Statements
Long-Term Liabilities

Notes will become due and payable immediately without further action or notice. If any other event of default with respect to the Secured 2026 Notes under the Indentures occur or is continuing, the Trustee or holders of at least 25% in aggregate principal amount of the then outstanding Secured 2026 Notes may declare the principal amount of the Secured 2026 Notes to be immediately due and payable.
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
The company may not issue common shares upon conversions of the Secured 2026 Notes, net of the 2,700,000 common shares issued in the Exchange, in excess of 19.99% of the company’s common Shares outstanding on July 25, 2022; until the requisite approval under the applicable New York Stock Exchange rules by the company’s shareholders is obtained. Prior to the Bankruptcy petition on January 31, 2023, the company intended to seek this approval at its 2023 Annual Meeting of Shareholders.

Debt issuance costs of $3,099,000 were capitalized and are being amortized as interest expense through July 2026. Debt issuance costs are presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability.

The liability components of the Secured 2026 Notes consist of the following (in thousands):

December 31, 2022
Principal amount of liability component	$41,475
Unamortized discount	(1,447)
Debt fees	(2,788)
Net carrying amount of liability component	$37,240

Interest expense of $905,000 was accrued for the twelve months ended December 31, 2022 based on the stated coupon rate of 5.68%. Non-cash interest expense of $148,000 was recognized in 2022. The effective interest rate of the Secured 2026 Notes as of December 31, 2022 was 10.1%. The Secured 2026 Notes were not convertible as of December 31, 2022 nor was the applicable conversion threshold met.
The company was in compliance with the Secured 2026 Notes covenants at December 31, 2022.
Secured Term Loan due 2026
On July 26, 2022, the company entered into a credit agreement (the “Highbridge Loan Agreement” or “Secured Term Loan”) with a certain fund managed by Highbridge Capital Management, LLC (“Highbridge”), as the lender (together with the other lenders from time to time party thereto, the “Lenders”), Cantor Fitzgerald Securities as administrative agent and GLAS Trust Corporation Limited, as collateral agent.
Pursuant to the Highbridge Loan Agreement, the company may borrow up to an aggregate of $104,500,000 principal amount of Secured Term Loan, including $66,500,000 with $2,000,000 original issuance discount in initial Secured Term Loans drawn at closing, $8,500,000 in additional Secured Term Loans principal to be made in a single draw subject to satisfaction of certain conditions, another $10,000,000 in additional Secured Term Loan principal to be made in a single draw subject to satisfaction of certain further conditions and $19,500,000 in additional Secured Term Loan principal to be made subject to satisfaction of certain further conditions.
The Secured Term Loan was scheduled to mature on July 26, 2026 and accrued interest at an initial annual rate of SOFR plus 7.00% or a base rate plus 6.00% and after the second anniversary of closing at an annual rate of SOFR plus 8.75% or a base rate plus 7.75%. The Secured Term Loan was also subject to a springing maturity date of 91 days prior to the maturity date of certain convertible notes due November 2024 if more than $20,000,000 of such notes remain outstanding as of such date. The obligations under the Highbridge Loan Agreement are secured, initially, by substantially all assets of the company and certain subsidiaries of the company (subject to certain

Notes to Financial Statements	Table of Contents
Long-Term Liabilities

exceptions), subject to intercreditor agreements in connection with the ABL Credit Agreement and the 5.68% Indentures, and are guaranteed by certain subsidiaries of the company in the United States, United Kingdom, Canada, France, the Netherlands and Luxembourg at the closing. Additional collateral owned by subsidiaries of the company in various jurisdictions have been added to the security for the Secured Term Loan and additional subsidiaries of the company in various jurisdictions have been added to guarantee the obligations in connection with the post-closing draws.
The company has the right to prepay the Secured Term Loan at any time, subject to a prepayment premium, which (x) in case of a prepayment before the second anniversary of the closing date is equal to the greater of (i) 1.00% of the aggregate principal amount of the Secured Term Loan so prepaid and (ii) the excess, if any of (A) the present value as of the date of repayment of all interest that would have accrued on the Secured Term Loan being prepaid from such date through the second anniversary of the closing plus the present value as of such date of the principal amount of the Secured Term Loan being prepaid assuming a prepayment date of the second anniversary of the closing over (B) the principal amount of such Secured Term Loan being prepaid and (y), after the second anniversary of the closing and prior to the third anniversary of the closing is equal to 1.00% of the aggregate principal amount of the Secured Term Loan so prepaid, as well as, in each case of (x) and (y), an additional redemption fee equal to 3.00% of the aggregate principal amount of the Secured Term Loan so prepaid.
The Highbridge Loan Agreement contained customary terms and covenants, including without limitation a financial covenant to maintain a minimum liquidity of $20,000,000 and negative covenants, such as limitations on indebtedness, liens, fundamental changes, asset sales, investments and other matters customarily restricted in such agreements. Most of these restrictions were subject to certain minimum thresholds and exceptions. The Highbridge Loan Agreement also contained customary events of default, after which the Secured Term Loan may be due and payable immediately, including, without limitation, payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, judgments against the company and its subsidiaries, change in control and lien priority.
Debt issuance costs of $6,480,000 were capitalized and are being amortized as interest expense through July 2026. Debt issuance costs are presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability.
On October 3, 2022, the company consummated additional draws of an aggregate of $18,500,000 under the Highbridge Loan Agreement. Further, the company issued $5,186,000 in aggregate principal amount of additional
5.68% Tranche I Notes and $5,183,000 in aggregate principal amount of additional 5.68% Tranche II Notes of the Secured 2026 Notes in exchange for $13,825,000 of 2026 Notes which were retired resulting in a net gain on extinguishment of debt of $3,021,000. Following these transactions, $69,700,000 aggregate principal amount of 2026 Notes remained outstanding.
On December 23, 2022, the company entered into an amendment under the Highbridge Loan Agreement (the “Amended Highbridge Loan Agreement”) and consummated an additional draw of an aggregate principal amount of $5,500,000 of principal (the “Additional Draw”). Additional commitments of $14,000,000 remained available under the Amended Highbridge Loan Agreement, subject to satisfaction of certain conditions set forth therein at December 31, 2022.

The liability components of the Secured Term Loan consist of the following (in thousands):

December 31, 2022
Principal amount of liability component	$90,500
Unamortized original issuance discount	(1,846)
Debt fees	(5,846)
Net carrying amount of liability component	$82,808

Interest expense of $3,352,000 was accrued for the year ended December 31, 2022 based on the stated coupon rate of 5.68%. Non-cash interest expense of $153,000 was recognized in 2022. The effective interest rate of the 2026 Notes as of December 31, 2022 was 14.4%.
The company was in compliance with the Secured Term Loan covenants at December 31, 2022.

As part of the transactions for the closing of the Term Loan, exchange of 2026 Notes for Secured 2026 Notes and retirement of $5,000,000 of Series II 2024 Notes in the third quarter of 2022, 2,700,000 common shares were issued. These transactions resulted in a net gain on extinguishment of debt of $6,398,000.

The weighted average interest rate on all borrowings, excluding finance leases, was 5.3% for the year ended December 31, 2022 and 4.5% for the year ended December 31, 2021.
Other

In the second quarter of 2022, the company borrowed $2,000,000 against the cash surrender value of its life insurance policies.

Table of Contents	Notes to Financial Statements
Long-Term Liabilities

CARES Act Loan

On May 15, 2020, the company entered into an unsecured loan agreement in the aggregate amount of $10,000,000 pursuant to sections 1102 and 1106 of the Coronavirus Aid, Relief and Economic Security, “CARES” Act which was evidenced by a promissory note, dated May 13, 2020, and would bear interest at a fixed rate of 1.00%. This loan may be forgivable, partially or in full, if certain conditions are met, principally based on having been disbursed for permissible purposes and based on average levels of employment over a designated period of time. At the time of the loan, no assurance could be given that the company would be granted forgiveness of the loan in whole or in part. Originally, payments were to commence in December 2020.

In the third quarter of 2021, the company applied for forgiveness of the CARES Act debt along with its accrued interest. The company received notification of approval of its debt forgiveness inclusive of accrued interest, in full, and as a result, the company recorded a gain on extinguishment of debt of $10,131,000.

The aggregate minimum maturities of long-term debt (excluding finance leases) for each of the next five years are as follows: $154,000 in 2023, $150,245,000 in 2024, $0 in 2025, $216,895,000 in 2026, and $0 in 2027. Interest paid on all borrowings was $18,309,000, $17,243,000 and $16,909,000 in 2022, 2021 and 2020, respectively.

Other Long-Term Obligations

Other long-term obligations as of December 31, 2022 and 2021 consist of the following (in thousands):

	2022	2021
Deferred income taxes	$18,771	$21,664
Product liability	10,438	11,342
Deferred compensation	4,970	6,174
Deferred gain on sale leaseback	4,834	5,174
Supplemental Executive Retirement Plan liability	4,383	5,106
Uncertain tax obligation including interest	2,891	3,171
Death benefit obligation plan	2,533	4,568
Pension	1,019	7,814
Secured Convertible 2026 debt conversion liability	85	—
Other	478	1,783
Other Long-Term Obligations	$50,402	$66,796

The Secured Convertible 2026 debt conversion liability amounts included in the above table represent the fair values of the conversion liabilities.

On April 23, 2015, the company entered into a real estate sales leaseback transaction which resulted in the recording of an initial deferred gain of $7,414,000, the majority of which is included in Other Long-Term Obligations and will be recognized over the 20-year life of the leases. The gain realized was $328,000 and $317,000 for December 31, 2022 and 2021, respectively.

Notes to Financial Statements	Table of Contents
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

The company leases a portion of its facilities, transportation equipment, data processing equipment and certain other equipment. These leases have terms from 1 to 20 years and provide for renewal options. Generally, the company is required to pay taxes and normal expenses associated with operating the facilities and equipment. As of December 31, 2022, the company is committed under non-cancelable leases, which have initial or remaining terms in excess of one year and expire on various dates through 2040.
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
In connection with the transaction, the requirements for sale lease-back accounting were met. Accordingly, the company recorded the sale of the properties, removed the related property and equipment from the company's balance sheet, recognized an initial deferred gain of $7,414,000 and an immediate loss of $257,000 related to one property and recorded new lease liabilities. Specifically, the company recorded four finance leases totaling $32,339,000 and one operating lease related to leased land, which was not a material component of the transaction. The gains on the sales of the properties were required to be deferred and recognized over the life of the leases as the property sold is being leased back. The deferred gain is classified under Other Long-Term Obligations on the consolidated balance sheet. The gains realized were $328,000, $317,000, and $305,000 in 2022, 2021, and 2020 respectively.
In July of 2020, the company entered into a 19.75-year lease agreement in Germany. The lease increased the company's finance lease obligation by $38,704,000 and increased the finance lease expense compared to previous periods.

Lease expenses for the year ended December 31, 2022, December 31, 2021, December 31, 2020, respectively, were as follows (in thousands):

	2022	2021	2020
Operating leases	$5,712	$7,394	$8,138
Variable and short-term leases	2,549	3,541	3,968
Total operating leases	$8,261	$10,935	$12,106

Finance lease interest cost	$4,256	$4,601	$2,544
Finance lease depreciation	4,246	4,996	3,479
Total finance leases	$8,502	$9,597	$6,023

Table of Contents	Notes to Financial Statements
Long-Term Liabilities

Future minimum operating and finance lease commitments, as of December 31, 2022, are as follows (in thousands):

	Finance Leases	Operating Leases
2023	$6,828	$4,181
2024	6,764	3,085
2025	6,667	2,482
2026	6,554	1,303
2027	6,441	395
Thereafter	62,531	1,341
Total future minimum lease payments	95,785	12,787
Amounts representing interest	(34,685)	(2,108)
Present value of minimum lease payments	61,100	10,679
Less: current maturities of lease obligations	(3,106)	(3,420)
Long-term lease obligations	$57,994	$7,259
Supplemental cash flow amounts for the year ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively, were as follows (in thousands):

Cash Activity: Cash paid in measurement of amounts for lease liabilities	December 31, 2022	December 31, 2021	December 31, 2020
Operating leases	$7,618	$11,089	$12,527
Finance leases	7,260	8,166	5,316
Total	$14,878	$19,255	$17,843

Non-Cash Activity: Right-of-use assets obtained in exchange for lease obligations	December 31, 2022	December 31, 2021	December 31, 2020
Operating leases	$4,652	$7,491	$6,155
Finance leases	969	6,572	40,078
Total	$5,621	$14,063	$46,233

Weighted-average remaining lease terms and discount rates for finance and operating leases are as follows as of December 31, 2022 and December 31, 2021, respectively,:

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term - finance leases	14.8 years	15.8 years
Weighted-average remaining lease term - operating leases	4.6 years	5.0 years
Weighted-average discount rate - finance leases	3.74%	6.43%
Weighted-average discount rate - operating leases	9.36%	7.1%

Notes to Financial Statements	Table of Contents
Retirement and Benefit Plans

Retirement and Benefit Plans

Substantially all full-time salaried and hourly domestic employees are included in the Invacare Retirement Savings Plan sponsored by the company. The company makes matching cash contributions up to 66.7% of employees' contributions up to 3% of compensation. The company also may make quarterly contributions to this Plan equal to a percentage of qualified wages. The company may make discretionary contributions to the domestic plans based on an annual resolution of the Board of Directors. Contribution expense for the Invacare Retirement Savings Plan in 2022, 2021 and 2020 was $845,000, $1,022,000 and $1,214,000, respectively.

The company sponsors a Deferred Compensation Plus Plan covering certain employees, which provides for elective deferrals and the company retirement deferrals so that the total retirement deferrals equal amounts that would have contributed to the company's principal retirement plans if it were not for limitations imposed by income tax regulations.

The company sponsors a non-qualified defined benefit Supplemental Executive Retirement Plan (SERP) for certain key executives. Effective December 31, 2008, the SERP was amended, in part to comply with IRS Section 409A. As a result of the amendment, the plan became a defined benefit cash balance plan for the non-retired participants and thus, payments by the company since December 31, 2008 have been based upon a cash balance formula with interest credited at a rate determined annually by the Compensation and Management Development Committee of the Board of Directors. In 2022, 2021 and 2020, respectively, interest was credited at 0% for active participants in the SERP. The plan continues to be unfunded with individual hypothetical accounts maintained for each participant.

The SERP projected benefit obligation related to this unfunded plan was $4,774,000 and $5,497,000 at December 31, 2022 and December 31, 2021, respectively, and the accumulated benefit obligation was $4,774,000 and $5,497,000 at December 31, 2022 and December 31, 2021, respectively. The assumed discount rate, relevant for three participants unaffected by the plan conversion, as well as the Death Benefit Only plan discussed below was 5.02% and 2.83% for 2022 and 2021, respectively, based upon the discount rate on high-quality fixed-income investments without adjustment. The retirement age was 67 for 2022 and 2021, respectively. The mortality assumptions used for 2022 and 2021 were based upon the Pri-2012 White Collar Mortality for Males and Females projected using Scale MP-2021 and the Pri.A-2012 White Collar Fully Generational Mortality Table projected using Scale MP-2021, respectively.

SERP income for 2022 was $332,000, compared to SERP expense in 2021 and 2020 of $129,000 and $326,000, respectively. The expense was composed of interest income in 2022 of $541,000, and interest expense in 2021 and 2020 of $4,000 and $213,000, respectively, with the remaining non-interest expense related to service costs, prior service costs and other gains/losses. Benefit payments in 2022, 2021 and 2020 were $391,000 in each year.

The company also sponsors a Death Benefit Only Plan (DBO) for certain key executives that provides a benefit equal to three times the participant's final target earnings should the participant's death occur while an employee and a benefit equal to one time the participant's final earnings upon the participant's death if a participant dies after his or her employment with the company is terminated following a change in control of the company. Income for the plan in 2022 was $1,099,000, driven by an increase in the discount rate and participant turnover, compared to expense in 2021 and 2020 of $30,000, and $640,000, respectively. The 2022 and 2021 amounts included service and accrual adjustment income of $1,274,000 and $68,000, respectively, compared to 2020 amounts which included service and accrual adjustment expense of $569,000, with the remaining activity in each year related to interest costs. There were no benefit payments in 2022, 2021 and 2020. The projected benefit obligations for the plan were calculated using an assumed future salary increase of 3.25% at December 31, 2022 and 2021, respectively. In conjunction with the company's DBO, the company has invested in life insurance policies related to certain employees to help satisfy the DBO obligations.

In Europe, the company maintains a defined benefit plan in Switzerland. The statutory pension plan is maintained with a private insurance company and, in accordance with Swiss law, the plan functions as a defined contribution plan whereby employee and employer contributions are defined as a percentage of individual salary depending on the age of the employee and a guaranteed interest rate, which is annually defined by the Swiss Pension Fund. Under U.S. GAAP, the plan is treated as defined benefit plan. Income for 2022 and 2021 for the European plan was $633,000 and $823,000, respectively, compared to expense of $1,678,000 in 2020.

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

The following tables disaggregate the company's revenues by major source and by reportable segment for the year ended December 31, 2022 and December 31, 2021 (in thousands):

	2022
	Products	Service	Total
Europe	$422,440	$11,932	$434,372
N.A.	275,508	1,383	276,891
All Other	25,592	4,878	30,470
Total	$723,540	$18,193	$741,733
% Split	98%	2%	100%

	2021
	Products	Service	Total
Europe	$486,190	$12,928	$499,118
N.A.	340,269	711	340,980
All Other	27,221	5,138	32,359
Total	$853,680	$18,777	$872,457
% Split	98%	2%	100%

The company's revenues are principally related to the sale of products, approximately 98%, with the remaining 2% related to services including repair, refurbishment, preventive maintenance and rental of products. While the company has a significant amount of contract types, the sales split by contract type is estimated as follows: general terms and conditions (25%), large national customers (20%), governments, principally pursuant to tender contracts (23%) and other customers including buying groups and independent customers (32%).

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

Revenue is recognized when obligations under the terms of a contract with the customer are satisfied; generally, this occurs with the transfer of control of the company's products and services. The amount of consideration received and revenue recognized by the company can vary as a result of variable consideration terms included in the contracts related to customer rebates, cash discounts and return policies. Revenue is measured as the amount of consideration probable of not having a significant reversal of cumulative revenue recognized when related uncertainties are resolved. Customer rebates and cash discounts are estimated based on the most likely amount principle and these estimates are based on historical experience and anticipated performance. In addition, customers have the right to return products within the company's normal terms policy, and as such the company estimates the expected returns based on an analysis of historical experience. The company adjusts its estimate of revenue at the earlier of when the most likely amount of consideration it expects to receive changes or when the consideration becomes fixed. The company generally does not expect that there will be significant changes to its estimates of variable consideration (refer to “Receivables” and “Accrued Expenses” in the Notes to the Consolidated Financial Statements include elsewhere in this report for more detail).

Depending on the terms of the contract, the company may defer the recognition of a portion of the revenue at the end of a reporting period to align with transfer of control of the company's products to the customer. In addition, to the extent performance obligations are satisfied over time, the company defers revenue recognition until the performance obligations are satisfied. As of December 31, 2022 and December 31, 2021, the company had deferred revenue of $2,279,000 and $4,156,000, respectively, related to outstanding performance obligations.

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

As of December 31, 2022, 3,667 Class B common shares remained outstanding. Prior conversions of Class B common shares have virtually eliminated the company's dual class voting structure. As of December 31, 2022, the holders of the common shares represented approximately 99.9% of the company's total outstanding voting power.

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
The 2018 Plan uses a fungible share-counting method, under which each common share underlying an award of stock options or stock appreciation rights (“SAR”) will count against the number of total shares available under the 2018 Plan as one share; and each common share underlying any award other than a stock option or a SAR will count against the number of total shares available under the 2018 Plan as two shares. Shares underlying awards made under the 2003 Plan or 2013 Plan that are forfeited or remain unpurchased or undistributed upon termination or expiration of the awards will become available under the 2018 Plan for use in future awards. Any common shares that are added back to the 2018 Plan as the result of forfeiture, termination or expiration of an award granted under the 2018 Plan or the 2013 Plan will be added back in the same manner such shares were originally counted against the total number of shares available under the 2018 Plan or 2013 Plan, as applicable. Each common share that is added back to the 2018 Plan due to a forfeiture, termination or expiration of an award granted under the 2003 Plan will be added back as one common share.
The Compensation and Management Development Committee of the Board (the “Compensation Committee”), in its discretion, may grant an award under the 2018 Plan to any director or employee of the company or an affiliate. As of December 31, 2022, common shares of 5,285,644 were available for future issuance under the 2018 Plan in connection with the following types of awards with respect to the company's common shares: incentive stock options, nonqualified stock options, SARs, restricted stock, restricted stock units, unrestricted stock and performance shares. The Compensation Committee also may grant performance units that are payable in cash. The Compensation Committee has the authority to determine which participants will receive awards, the amount of the awards and the other terms and conditions of the awards.
The 2018 Plan provides that shares granted come from the company's authorized but unissued common shares or treasury shares. In addition, the company's stock-based compensation plans allow employee participants to exchange shares for minimum withholding taxes, which results in the company acquiring treasury shares. Under these provisions, the company acquired approximately 139,000 treasury shares for $151,000 in 2022, 213,000 shares for $1,754,000 in 2021 and 231,000 shares for $1,707,000 in 2020.

Table of Contents	Notes to Financial Statements
Equity Compensation

The amounts of equity-based compensation expense (income) recognized as part of SG&A expenses in All Other in business segment reporting were as follows (in thousands):

	2022	2021	2020
Restricted stock / units	2,924	5,450	5,332
Performance shares / units	(844)	(1,127)	3,313
Total stock-based compensation expense	$2,080	$4,323	$8,645

As of December 31, 2022, unrecognized compensation expense related to equity-based compensation arrangements granted under the company's 2018 Plan and previous plans, which is related to non-vested shares, was as follows (in thousands):

	2022	2021	2020
Restricted stock and restricted stock units	2,146	6,866	7,489
Performance shares and performance share units	75	1,746	7,260
Total unrecognized stock-based compensation expense	$2,221	$8,612	$14,749
Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures and for updated vesting assumptions for the performance share awards (refer to “Stock Options” and “Performance Shares and Performance Share Units” below). No tax benefits for stock compensation were realized during 2022, 2021 and 2020 due to a valuation allowance against deferred tax assets. In accordance with ASC 718, any tax benefits resulting from tax deductions in excess of the compensation expense recognized is classified as a component of financing cash flows.

Stock Options

Generally, non-qualified stock option awards have a term of ten years and were granted with an exercise price per share equal to the fair market value of the company's common shares on the date of grant.

The following table summarizes information about stock option activity for the three years ended 2022, 2021 and 2020:

	2022	Weighted Average Exercise Price	2021	Weighted Average Exercise Price	2020	Weighted Average Exercise Price
Options outstanding at January 1	750,159	$12.69	1,081,804	$16.07	1,441,202	$18.26
Forfeited	(560,470)	12.44	(331,645)	23.71	(359,398)	24.84
Options outstanding at December 31	189,689	$13.43	750,159	$12.69	1,081,804	$16.07
Options exercise price range at December 31	$12.15		$ 12.15		$ 12.15
	to		to		to
	$14.49		$17.47		$33.36
Options exercisable at December 31	189,689		750,159		1,081,804
Shares available for grant at December 31*	5,285,644		3,475,496		3,540,534
 ________________________
 *    Shares available for grant under the 2018 Plan as of December 31, 2022 reduced by awards and increased by forfeitures or expirations. At December 31, 2022, an aggregate of 1,363,107 common shares underlie awards which were forfeited or expired unexercised under the 2003 and 2013 Plans and thus are available for future issuance under the 2018 Plan upon transfer.

Notes to Financial Statements	Table of Contents
Equity Compensation

The following table summarizes information about stock options outstanding at December 31, 2022:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding At 12/31/22	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable At 12/31/22	Weighted Average Exercise Price
$12.15 – $20.00	189,689	2.0	$13.43	189,689	$13.43

The 2018 Plan provides for a one-year minimum vesting period for stock options and, generally, options must be exercised within ten years from the date granted. No stock options were issued in 2022, 2021 or 2020.

Restricted Stock and Restricted Stock Units

The following table summarizes information about restricted stock and restricted stock units (primarily for non-U.S. recipients):

	2022	Weighted Average Fair Value	2021	Weighted Average Fair Value	2020	Weighted Average Fair Value
Stock / Units unvested at January 1	1,160,847	$8.17	1,145,058	$8.62	965,085	$11.32
Granted	1,341,019	1.22	652,743	8.42	764,012	7.11
Vested	(803,550)	5.94	(558,424)	9.33	(475,113)	11.39
Forfeited	(636,449)	4.40	(78,530)	8.44	(108,926)	9.90
Stock / Units unvested at December 31	1,061,867	$2.75	1,160,847	$8.17	1,145,058	$8.62

The restricted stock awards generally vest ratably over the three years after the award date. Unearned restricted stock compensation, determined as the market value of the shares at the date of grant, is being amortized on a straight-line basis over the vesting period as adjusted for forfeiture estimates.

Performance Shares and Performance Share Units

The following table summarizes information about performance shares and performance share units (primarily for non-U.S. recipients):

	2022	Weighted Average Fair Value	2021	Weighted Average Fair Value	2020	Weighted Average Fair Value
Shares / Units unvested at January 1	972,288	$7.76	1,026,785	$8.55	753,272	$11.82
Granted	460,187	1.48	471,819	8.49	523,329	7.82
Vested	—	—	—	—	(183,840)	17.48
Forfeited	(1,114,404)	5.92	(526,316)	9.25	(65,976)	9.48
Shares / Units unvested at December 31	318,071	$5.15	972,288	$7.76	1,026,785	$8.55

During 2022, 2021 and 2020, the performance shares and performance share units (for non-U.S. recipients) were granted. Performance awards have a three-year performance period with payouts based on achievement of certain performance goals. The awards are classified as equity awards as they will be settled in common shares upon vesting. The number of shares earned will be determined at the end of the three-year performance period based on achievement of performance criteria for January 1, 2020 through December 31 2022, January 1, 2021 through December 31 2023 and January 1, 2022 through December 31, 2024, respectively, established by the

Table of Contents	Notes to Financial Statements
Equity Compensation

Compensation Committee at the time of grant. Recipients will be entitled to receive a number of common shares equal to the number of performance shares that vest based upon the levels of achievement which may range between 0% and 150% of the target number of shares with the target being 100% of the initial grant.

The fair value of the performance awards is based on the stock price on the date of grant discounted for the estimated value of dividends foregone as the awards are not eligible for dividends except to the extent vested. The grant fair value is further updated each reporting period while variable accounting applies. The company assesses the probability that the performance targets will be met with expense recognized whenever it is probable that at least the minimum performance criteria will be achieved. Depending upon the company's assessment of the probability of achievement of the goals, the company may not recognize any expense associated with performance awards in a given period, may reverse prior expense recorded or record additional expense to recognize the cumulative estimated achievement level of proportionate term of the award. Performance award compensation expense is generally expected to be recognized over three years. The company continued to recognize expense (benefit) related to the awards granted in 2020, 2021 and 2022 based on probability of performance goals for those awards being met.

Notes to Financial Statements	Table of Contents
Accumulated Other Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss) by Component

Changes in accumulated other comprehensive income (loss) (“OCI”) during the year ended December 31, 2022 were as follows (in thousands):

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
December 31, 2021	$18,961	$2,127	$(4,101)	$1	$16,988
OCI before reclassifications	(42,840)	(5,357)	6,953	3,483	(37,761)
Amount reclassified from accumulated OCI	—	—	(466)	(3,484)	(3,950)
Net current-period OCI	(42,840)	(5,357)	6,487	(1)	(41,711)
December 31, 2022	$(23,879)	$(3,230)	$2,386	$—	$(24,723)

Changes in OCI during the year ended December 31, 2021 were as follows (in thousands):

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
December 31, 2020	$50,329	$(517)	$(3,674)	$(702)	$45,436
OCI before reclassifications	(31,368)	2,644	(457)	(557)	(29,738)
Amount reclassified from accumulated OCI	—	—	30	1,260	1,290
Net current-period OCI	(31,368)	2,644	(427)	703	(28,448)
December 31, 2021	$18,961	$2,127	$(4,101)	$1	$16,988

Reclassifications out of accumulated OCI for the year ended December 31, 2022 and December 31, 2021 were as follows (in thousands):

	Amount reclassified from OCI		Affected line item in the Statement of Comprehensive (Income) Loss
	2022	2021
Defined Benefit Plans:
Service and interest costs	$(466)	$30	Selling, general and administrative
Tax	—	—	Income taxes
Total after tax	$(466)	$30

Derivatives:
Foreign currency forward contracts hedging sales	$(137)	$1,058	Net sales
Foreign currency forward contracts hedging purchases	(3,610)	428	Cost of products sold
Total loss (income) before tax	(3,747)	1,486
Tax	263	(226)	Income taxes
Total after tax	$(3,484)	$1,260

Table of Contents	Notes to Financial Statements
Capital Stock

Capital Stock

Capital stock activity for 2022, 2021 and 2020 consisted of the following (in thousands of shares):

	Common Stock Shares	Class B Shares	Treasury Shares
December 31, 2020 Balance	38,613	4	(4,184)
Restricted and performance stock awards	803	—	(213)
December 31, 2021 Balance	39,416	4	(4,397)
Restricted and performance stock awards	424	—	(139)
Issuance of common shares	2,700	—	—
December 31, 2022 Balance	42,540	4	(4,536)

Restricted stock and restricted stock unit awards of 636,449, 78,530 and 108,926 shares were forfeited in 2022, 2021 and 2020, respectively.

On July 26, 2022, as part of the transactions for the closing of the Secured Term Loan and exchange of the 2026 Notes for Secured 2026 Notes, 2,700,000 common shares were issued.

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

Charges for the year ended December 31, 2022 totaled $25,820,000 which were related to North America ($10,646,000), Europe ($13,918,000) and All Other ($1,256,000). Charges were related to severance costs and other restructuring costs (primarily advisory professional fees). The accrual balance at December 31, 2022 is expected to be paid out within 12 months.

Charges for the year ended December 31, 2021 totaled $2,534,000 which were related to North America ($964,000), Europe ($1,560,000) and All Other ($10,000). The North America and All Other costs were for severance costs. The European charges were incurred related to severance ($886,000) and lease termination costs of ($674,000) related to the closure of a German manufacturing facility.

Charges for the year ended December 31, 2020 totaled $7,358,000 which were related to North America ($1,306,000), Europe ($5,934,000) and All Other ($118,000). The North America and All Other costs were for severance costs. The European charges were incurred related to severance ($5,588,000) and lease termination costs ($346,000) primarily related to the closure of a German Manufacturing facility.

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

A progression by reporting segment of the accruals recorded as a result of the restructuring is as follows (in thousands):

	Severance	Other	Total
January 1, 2020 Balance
North America	211	—	211
Europe	6,406	4	6,410
All Other	406	—	406
Total	7,023	4	7,027
Charges
North America	1,306	—	1,306
Europe	5,588	346	5,934
All Other	118	—	118
Total	7,012	346	7,358
Payments
North America	(1,338)	—	(1,338)
Europe	(6,090)	(346)	(6,436)
All Other	(358)	—	(358)
Total	(7,786)	(346)	(8,132)
December 31, 2020 Balance
North America	179	—	179
Europe	5,904	4	5,908
All Other	166	—	166
Total	6,249	4	6,253

Table of Contents	Notes to Financial Statements
Charges Related to Restructuring

	Severance	Other	Total
Charges
North America	964	—	964
Europe	886	674	1,560
All Other	10	—	10
Total	1,860	674	2,534
Payments
North America	(661)	—	(661)
Europe	(6,790)	(678)	(7,468)
All Other	(176)	—	(176)
Total	(7,627)	(678)	(8,305)
December 31, 2021 Balance
North America	482	—	482
Total	$482	$—	$482
Charges
North America	2,472	8,174	10,646
Europe	5,359	8,559	13,918
All Other	1,256	—	1,256
Total	$9,087	$16,733	$25,820
Payments
North America	(1,987)	(5,148)	(7,135)
Europe	(4,045)	(7,066)	(11,111)
All Other	(65)	—	(65)
Total	$(6,097)	$(12,214)	$(18,311)
December 31, 2022 Balance
North America	967	3,026	3,993
Europe	1,314	1,493	2,807
All Other	1,191	—	1,191
Total	$3,472	$4,519	$7,991

Notes to Financial Statements	Table of Contents
Income Taxes

Income Taxes

Earnings (loss) before income taxes consist of the following (in thousands):

	2022	2021	2020
Domestic	$(95,070)	$(53,916)	$(42,213)
Foreign	(2,931)	14,798	17,774
	$(98,001)	$(39,118)	$(24,439)

The company has provided for income taxes (benefits) as follows (in thousands):

	2022	2021	2020
Current:
Federal	$362	$85	$45
State	(105)	(12)	(180)
Foreign	3,054	6,596	6,168
	3,311	6,669	6,033
Deferred:
Federal	—	(662)	(26)
State	—	—	—
Foreign	(241)	438	(2,166)
	(241)	(224)	(2,192)
Income Taxes	$3,070	$6,445	$3,841

The 2021 deferred federal benefit results from the goodwill impairment the company recorded, a reversal of deferred taxes related to the tax-deductible goodwill previously deducted by the company, resulting in the company recognizing a tax benefit of $662,000.

The company has historically considered the undistributed earnings of the company's foreign subsidiaries to be indefinitely reinvested, and, accordingly, no taxes have been provided on such earnings (other than earnings from the company's Chinese subsidiary which was sold in March 2020 as part of the sale of the Dynamic business). The company reversed withholding taxes in the amount of $988,000 which were previously provided as a result of the company position that the earnings from the Chinese subsidiary were not permanently reinvested. The sale of the business occurred without dividends paid from this subsidiary. The company continues to evaluate its plans for reinvestment or repatriation of unremitted foreign. As a result of U.S. tax reform legislation, distributions of profits from non-U.S. subsidiaries are not expected to cause a significant incremental U.S. tax impact in the future. However, these distributions may be subject to non-U.S. withholding taxes if profits are distributed from certain jurisdictions. Undistributed profits of non-U.S. subsidiaries of approximately $38,702,000 are considered indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability related to indefinitely reinvested profits is not practicable.

The company regularly reviews its cash positions and its determination of permanent reinvestment of foreign earnings. If the company determines all or a portion of such foreign earnings are no longer indefinitely reinvested, the company may be subject to additional foreign withholding taxes and U.S. state income taxes.

Table of Contents	Notes to Financial Statements
Income Taxes

A reconciliation to the effective income tax rate from the federal statutory rate is as follows:

	2022	2021	2020
Statutory federal income tax rate (benefit)	(21.0)%	(21.0)%	(21.0)%
State and local income taxes, net of federal income tax benefit	(0.1)	—	(0.6)
Non-taxable disposition of subsidiaries	—	—	(11.2)
Expiring foreign tax credits	0.2	1.7	16.5
Foreign taxes at other than the federal statutory rate	1.0	3.9	8.8
Federal and foreign valuation allowances	21.3	20.4	(4.3)
Withholding taxes	—	0.1	0.1
Unremitted earnings	—	—	(4.0)
Debt repurchase	—	—	3.2
Foreign branch activity	1.0	4.0	19.3
Uncertain tax positions	—	0.6	2.9
Nontaxable loan forgiveness	—	(5.4)	—
Foreign goodwill write-off	—	9.0	—
Other, net	0.7	3.2	6.0
Effective federal income tax rate	3.1%	16.5%	15.7%

At December 31, 2022, total deferred tax assets were $221,178,000, total deferred tax liabilities were $40,050,000 and the tax valuation allowances total was $198,797,000 for a net deferred income tax liability of $17,669,000 compared to total deferred tax assets of $200,042,000, total deferred tax liabilities of $43,936,000 and a tax valuation allowances total of $176,230,000 for a net deferred income tax liability of $20,124,000 at December 31, 2021. The company recorded a valuation allowance for its U.S. and certain foreign country net deferred tax assets where it is or is projected to be in a three-year cumulative loss.

Notes to Financial Statements	Table of Contents
Income Taxes

Significant components of long-term deferred income tax assets and liabilities at December 31, 2022 and 2021 are as follows (in thousands):

	2022	2021
Bad debt	$483	$387
Warranty	1,011	1,426
Other accrued expenses and reserves	398	484
Inventory	4,625	3,624
Goodwill and intangibles	(17,556)	(19,910)
Convertible debt	3,327	5,193
Fixed assets	(22,494)	(24,026)
Compensation and benefits	3,432	4,271
Loss and credit carryforwards	149,853	127,397
Product liability	870	1,596
State and local taxes	37,584	34,794
Valuation allowances	(198,797)	(176,230)
Lease liability	17,496	19,649
Other, net	2,099	1,221
Net Deferred Income Taxes	$(17,669)	$(20,124)

The company made net payments for income taxes of $3,999,000, $6,877,000, and $4,377,000 during the years ended December 31, 2022, 2021 and 2020, respectively.
The company has a federal domestic net operating loss carryforward of $465,473,000 of which $276,315,000 expires between 2034 and 2037 and the remaining are non-expiring; domestic interest carryforward of $133,697,000 which is non-expiring and federal tax credit carryforwards of $11,028,000 of which $9,071,000 expires between 2024 and 2027, and $1,957,000 expires beginning 2031.
At December 31, 2022, the company also had $690,125,000 of domestic state and local tax loss carryforwards, of which $124,958,000 expire between 2023 and 2026, $361,184,000 expire between 2027 and 2036 and $156,384,000 expire after 2036 and $47,599,000 have an unlimited carryforward.
At December 31, 2022, the company had foreign federal tax loss carryforwards of approximately $60,463,000 of which $12,899,000 expire between 2023 and 2026, $20,080,000 expire after 2027 and the remaining are non-expiring all of which are offset by valuation allowances, except for $2,511,000. Additionally, the company had foreign local tax loss carryforwards of $18,376,000 expiring after 2027 subject to valuation allowance.

As of December 31, 2022 and 2021, the company had a liability for uncertain tax positions, excluding interest and penalties of $2,368,000 and $2,646,000, respectively. The total liabilities associated with unrecognized tax benefits that, if recognized, would impact the effective tax rates were $2,368,000 and $2,646,000 at December 31, 2022 and 2021, respectively.

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

	2022	2021
Balance at beginning of year	$3,149	$3,262
Additions to:
Positions taken during the current year	13	238
Positions taken during a prior year	—	3
Exchange rate impact	—	—
Deductions due to:
Exchange rate impact	(139)	(66)
Positions taken during a prior year	(11)	(76)
Lapse of statute of limitations	(216)	(212)
Balance at end of year	$2,796	$3,149

The company recognizes interest and penalties associated with uncertain tax positions in income tax expense. During 2022, 2021 and 2020 the expense (benefit) for interest and penalties was $(2,000), $15,000 and $(20,000), respectively. The company had approximately $523,000 and $525,000 of accrued interest and penalties as of December 31, 2022 and 2021, respectively.

The company and its subsidiaries file income tax returns in the U.S. and certain foreign jurisdictions. The company is subject to U.S. federal income tax examinations for calendar years 2019 to 2022 with limited

Table of Contents	Notes to Financial Statements
Income Taxes

exceptions, and is subject to various U.S. state income tax examinations for 2018 to 2022. With regards to foreign income tax jurisdictions, the company is generally subject to examinations for the periods 2016 to 2022.

Notes to Financial Statements	Table of Contents
Net Loss per Common Share

Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated.

	2022	2021	2020
	(In thousands, except per share data)
Basic
Weighted average common shares outstanding	36,517	34,875	34,266

Net loss	$(101,071)	$(45,563)	$(28,280)

Net loss per common share	$(2.77)	$(1.31)	$(0.83)
Diluted
Weighted average common shares outstanding	36,517	34,875	34,266
Stock options and awards	112	399	109
Weighted average common shares assuming dilution	36,629	35,274	34,375

Net loss	$(101,071)	$(45,563)	$(28,280)

Net loss per common share *	$(2.77)	$(1.31)	$(0.83)

* Net loss per share assuming dilution calculated utilizing weighted average shares outstanding - basic for the periods in which there was a net loss.

At December 31, 2022, 2021 and 2020, incremental shares associated with equity compensation plans of 817,295, 1,414,155 and 2,275,832, respectively, were excluded from the average common shares assuming dilution, as they were anti-dilutive.

At December 31, 2022, the majority of the anti-dilutive shares were granted at an exercise price above $12.14, which was higher than the average fair market value price of $1.26 for 2022. In 2021, the majority of the anti-dilutive shares were granted at an exercise price above $12.14, which was higher than the average fair market value price of $7.13 for 2021. In 2020, the majority of the anti-dilutive shares were granted at an exercise price above $12.14, which was higher than the average fair market value price of $7.42 for 2020.

For 2022, 2021 and 2020 the diluted net loss per share calculation, all the shares associated with stock options were anti-dilutive because of the company's loss.

For 2022, 2021 and 2020, no shares were included in the common shares assuming dilution related to the company's issued warrants as the average market price of the company stock for these periods did not exceed the strike price of the warrants.

Further, upon adoption of ASU 2020-06, effective in 2021 for the company, use of the if-converted earnings per share method is required. However, no shares were included in the weighted average common shares assuming dilution for 2022 or 2021 related to the company's convertible senior notes as conversion prices were above the company's average stock price for the periods and other requirements for the notes to be convertible to shares were not met.

Table of Contents	Notes to Financial Statements
Concentration of Credit Risk

Concentration of Credit Risk

The company manufactures and distributes durable medical equipment to the home health care, retail and extended care markets. The company performs credit evaluations of its customers' financial condition. The company utilizes De Lage Landen, Inc. (“DLL”), a third-party financing company, to provide lease financing to Invacare's U.S. customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a recourse obligation of $2,573,000 at December 31, 2022 to DLL for events of default under the contracts, which total $8,074,000 at December 31, 2022. Guarantees, ASC 460, requires the company to record a guarantee liability as it relates to the limited recourse obligation. As such, the company has recorded an immaterial liability for this guarantee obligation within other long-term obligations. The company's recourse is reevaluated by DLL biannually, considers activity between the biannual dates and excludes any receivables purchased by the company from DLL. The company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with Receivables, ASC 310-10-05-4. Credit losses are provided for in the financial statements.

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

The company's top 10 customers accounted for approximately 21.6% of 2022 net sales. The loss of business of one or more of these customers may have a significant impact on the company, although no single customer accounted for more than 6.6% of the company's 2022 net sales. Providers who are part of a buying group generally make individual purchasing decisions and are invoiced directly by the company.

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

The company has historically not recognized any material amount of ineffectiveness related to forward contract cash flow hedges because the company generally limits its hedges to between 50% and 90% of total forecasted transactions for a given entity's exposure to currency rate changes and the transactions hedged are recurring in nature. Furthermore, most of the hedged transactions are related to intercompany sales and purchases for which settlement occurs on a specific day each month. Forward contracts with a total notional amount in USD of $95,160,000 and $122,624,000 matured during the twelve months ended December 31, 2022 and 2021, respectively.

Table of Contents	Notes to Financial Statements
Derivatives

Outstanding foreign currency forward exchange contracts qualifying and designated for hedge accounting treatment were as follows (in thousands USD):

	December 31, 2022		December 31, 2021
	Notional Amount	Unrealized Net Gain (Loss)	Notional Amount	Unrealized Net Gain (Loss)
USD / MXN	—	—	23	1
	$—	$—	$23	$1

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
Derivatives

Foreign currency forward exchange contracts not qualifying or designated for hedge accounting treatment, as well as ineffective hedges, entered into in 2022 and 2021, respectively, and outstanding were as follows (in thousands USD):

	December 31, 2022		December 31, 2021
	Notional Amount	Gain (Loss)	Notional Amount	Gain (Loss)
USD / AUD	$—	$—	$3,792	$(57)
USD / CAD	—	—	14,556	$(24)
USD / EUR	60,964	980	70,454	(1,104)
USD / DKK	—	—	10,850	(257)
USD / GBP	—	—	4,028	32
AUD / NZD	—	—	7,366	(17)
USD / NOK	—	—	2,352	(81)
USD / SEK	—	—	2,344	(131)
USD / THB	—	—	4,500	86
	$60,964	$980	$120,242	$(1,553)

The fair values of the company's derivative instruments were as follows (in thousands):

	December 31, 2022		December 31, 2021
	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	$—	$—	$1	$—
Derivatives not designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	1,117	137	385	1,938
Total derivatives	$1,117	$137	$386	$1,938

The fair values of the company's foreign currency forward exchange contract assets and liabilities are included in Other Current Assets and Accrued Expenses, respectively in the Consolidated Balance Sheets.

The effect of derivative instruments on Accumulated Other Comprehensive Income (OCI) and the Consolidated Statements of Comprehensive Income (Loss) was as follows (in thousands):

Derivatives (foreign currency forward exchange contracts) in ASC 815 cash flow hedge relationships	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Year ended December 31, 2022	$3,483	$3,484	$—
Year ended December 31, 2021	$(557)	$(1,260)	$—

Derivatives (foreign currency forward exchange contracts) not designated as hedging instruments under ASC 815	Amount of Gain (Loss) Recognized in Income on Derivatives
Year ended December 31, 2022	$980
Year ended December 31, 2021	$(1,553)

Table of Contents	Notes to Financial Statements
Derivatives

The gains or losses recognized as the result of the settlement of cash flow hedge foreign currency forward contracts are recognized in net sales for hedges of inventory sales and in cost of products sold for hedges of inventory purchases. In 2022, net sales were increased by $137,000 and cost of products sold was decreased by $3,610,000 for a net pre-tax realized gain of $3,747,000. In 2021, net sales were decreased by $1,058,000 and cost of products sold was increased by $428,000 for a net pre-tax realized loss of $1,486,000. In 2020, net sales were increased by $1,359,000 and cost of products sold was increased by $2,826,000 for a net realized pre-tax loss of $1,467,000.

A gain of $980,000 in 2022, a loss of $1,553,000 in 2021 and a gain of $703,000 in 2020 were recognized in selling, general and administrative (SG&A) expenses related to forward contracts not designated as hedging instruments. The forward contracts were entered into to offset gains/losses that were also recorded in SG&A expenses on intercompany trade receivables or payables. The gains/losses on the non-designated hedging instruments were substantially offset by gains/losses on intercompany trade payables.

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

Subsequent to year-end, as a result of the Debtors filing for bankruptcy, any outstanding cash flow hedges were required to be settled and the company is not able to enter into such transactions while in Bankruptcy.

During 2022, the company entered into privately negotiated Secured Convertible 2026 Notes of $41,475,000 in aggregate principal amount. Convertible debt conversion liabilities of $1,595,000 were recorded based on initial fair values and these fair values are updated quarterly with the offset to the income statement. Refer to “Long-Term Debt” in the notes to the consolidated financial statements for more detail.
The fair values of the outstanding convertible note derivatives as of December 31, 2022 and their effect on the Statement of Comprehensive Income (Loss) were as follows (in thousands):

	Fair Value	Gain
Secured Convertible 2026 Notes conversion long-term liability	$85	$1,510
The Secured Convertible 2026 Notes conversion long-term liability amounts are included in Other Long-Term Obligations in the company's consolidated balance sheets.

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

The following table provides a summary of the company's assets and liabilities that are measured on a recurring basis (in thousands):

	Basis for Fair Value Measurements at Reporting Date
	Quoted Prices in Active Markets for Identical Assets / (Liabilities)	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Level I	Level II	Level III
December 31, 2022
Forward exchange contracts—net	—	$980	—
Secured convertible 2026 debt conversion liability	—	(85)	—
December 31, 2021
Forward exchange contracts—net	—	$(1,552)	—

The carrying and fair values of the company's financial instruments at December 31, 2022 and 2021 are as follows (in thousands):

	2022		2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$58,792	$58,792	$83,745	$83,745
Forward contracts in Other Current Assets	1,117	1,117	386	386
Forward contracts in Accrued Expenses	(137)	(137)	(1,938)	(1,938)
Total debt (including current maturities of long-term debt) *	(354,241)	(278,027)	(308,129)	(259,472)
2022 Notes	—	—	(2,642)	(2,632)
Series I 2024 Notes	(72,408)	(62,460)	(72,140)	(64,897)
Series II 2024 Notes	(76,719)	(64,678)	(78,251)	(74,165)
2026 Notes	(67,665)	(32,276)	(119,036)	(81,718)
2026 Secured Notes	(37,240)	(34,341)	—	—
2026 Term Loan	(82,808)	(66,871)	—	—
Other	(17,401)	(17,401)	(36,060)	(36,060)
Secured Convertible 2026 debt conversion liability in Other Long-Term Obligations	(85)	(85)	—	—
________
* The company's total debt is shown net of discount and fees associated with the convertible senior notes and term loan due in 2022, 2024 and 2026 on the company's consolidated balance sheets. Accordingly, the fair values due in 2022, 2024 and 2026 are included in the long-term debt presented in this table are also shown net of the discount and fees. Total debt amounts exclude operating and finance lease obligations.

Table of Contents	Notes to Financial Statements
Fair Values

The company, in estimating its fair value disclosures for financial instruments, used the following methods and assumptions:

Cash, cash equivalents: The carrying values reported in the balance sheet for cash, cash equivalents equal their fair values. The fair values are deemed to be categorized as Level 1.

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

Total debt: Fair value for the company’s convertible debt other than the 2026 Secured Notes and Secured Term Loan is based on quoted market-based estimates as of the end of the period, while the revolving credit facility fair value is based on an estimate of the market for similar borrowing arrangements. The fair values are deemed to be categorized as Level 2 in the fair value hierarchy. The 2026 Secured Notes and Secured Term Loan fair values are based on valuation models in which significant inputs are observable in active markets. The fair values are deemed to be categorized as Level 2. Other total debt is primarily attributable to credit facilities borrowings where the carrying value reported in the balance approximates its fair value.

Convertible debt derivative: The fair value for the convertible debt conversion liability is based on valuation models in which significant inputs are observable in active markets. The fair values are deemed to be categorized as Level 2.

Notes to Financial Statements	Table of Contents
Business Segments

Business Segments

The company operates in two primary business segments: North America and Europe with each selling the company's primary product categories, which include: lifestyle and mobility and seating products. Sales in Asia Pacific are reported in All Other and include products similar to those sold in North America and Europe. The accounting policies of each segment are the same as those described in the summary of significant accounting policies for the company's consolidated financial statements. Intersegment sales and transfers are based on the costs to manufacture plus a reasonable profit element.

Segment performance is measured and resources are allocated based on a number of factors, with the primary income or loss measure being segment operating income (loss). Segment operating income (loss) represents net sales less cost of products sold less selling general and administrative expenses. Segment operating income (loss)
excludes unallocated corporate general and administrative expenses not allocated to the segments and intersegment sales and profit eliminations, which are included in All Other. In addition, segment operating income (loss) further excludes charges related to restructuring activities, asset impairments and gain (loss) on sale of business (as applicable).

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

The information by segment is as follows (in thousands):

	2022	2021	2020
Revenues from external customers
Europe (1)	$434,372	$499,118	$468,041
North America (2)	276,891	340,980	348,307
All Other (Asia Pacific)	30,470	32,359	34,341
Consolidated	$741,733	$872,457	$850,689
Intersegment revenues
Europe	$14,708	$21,864	$17,384
North America	32,229	56,681	80,748
All Other (Asia Pacific)	—	—	2,528
Consolidated	$46,937	$78,545	$100,660
Restructuring charges before income taxes
Europe	$13,918	$1,560	$5,934
North America	10,646	964	1,306
All Other	1,256	10	118
Consolidated	$25,820	$2,534	$7,358
Depreciation and amortization
Europe	$6,513	$8,557	$7,615
North America	8,427	7,623	6,013
All Other (3)	551	641	689
Consolidated	$15,491	$16,821	$14,317
Net interest expense
Europe	$483	$2,790	$1,884
North America	27,773	21,764	26,510
All Other	208	(248)	12
Consolidated	$28,464	$24,306	$28,406
Operating income (loss)
Europe	$13,413	$33,769	$22,682

Table of Contents	Notes to Financial Statements
Business Segments

	2022	2021	2020
North America	(34,197)	(1,928)	9,449
All Other (3)	(30,603)	(24,977)	(23,236)
Charges related to restructuring activities	(25,820)	(2,534)	(7,358)
Gain on sale of business	—	—	9,790
Impairment of goodwill	—	(28,564)	—
Impairment of intangible assets	(3,259)	—	—
Consolidated operating income (loss)	(80,466)	(24,234)	11,327
Net gain on convertible derivatives	1,510	—	—
Gain (loss) on debt extinguishment including debt finance charges and fees	9,419	9,422	(7,360)
Net interest expense	(28,464)	(24,306)	(28,406)
Loss before income taxes	$(98,001)	$(39,118)	$(24,439)
Assets
Europe	$575,632	$675,051	$705,314
North America	170,997	205,998	207,347
All Other	24,340	28,482	33,320
Consolidated	$770,969	$909,531	$945,981
Long-lived assets
Europe (4)	$404,433	$450,026	$472,599
North America (5)	61,738	68,240	92,195
All Other	5,480	5,877	6,721
Consolidated	$471,651	$524,143	$571,515
Expenditures for assets
Europe	$727	$2,419	$5,221
North America (6)	2,530	14,055	16,473
All Other	521	1,224	610
Consolidated	$3,778	$17,698	$22,304
 ________________________
(1)    Europe's commissionaire structure reflects the majority of revenues to external customers through Switzerland.
(2)    Revenues from external customers for the United States were $256,888,000, $312,805,000 and $316,687,000 for 2022, 2021 and 2020, respectively.
(3)    Consists of unallocated corporate SG&A costs and intercompany profits, which do not meet the quantitative criteria for determining reportable segments, and operating profit (loss related to the company's Asia Pacific business).
(4)    Property and Equipment net book value within France were $6,136,000, $7,342,000 and $8,452,000 and Germany were $3,376,000, $4,119,000 and $5,904,000 at the end of 2022, 2021 and 2020, respectively.
(5)    Property and Equipment net book value within the United States were $33,901,000, $38,411,000 and $27,882,000 at the end of 2022, 2021 and 2020, respectively.
(6)    2021 and 2020 expenditures for assets primarily driven by the company's ERP project.

Notes to Financial Statements	Table of Contents
Business Segments

Net sales by product category, are as follows (in thousands):

	2022	2021	2020
Europe
Lifestyle	$216,325	$248,325	$222,668
Mobility and Seating	186,153	214,398	200,687
Respiratory Therapy	14,003	19,348	24,786
Other (1)	17,891	17,047	19,900
	$434,372	$499,118	$468,041
North America
Lifestyle	$135,615	$148,369	$165,267
Mobility and Seating	99,116	110,998	109,923
Respiratory Therapy	41,083	80,903	72,285
Other (1)	1,077	710	832
	$276,891	$340,980	$348,307
All Other (Asia Pacific)
Mobility and Seating	$11,917	$12,112	$14,150
Lifestyle	11,221	11,438	13,503
Respiratory Therapy	2,049	3,101	1,383
Other (1)	5,283	5,708	5,305
	$30,470	$32,359	$34,341

Total Consolidated	$741,733	$872,457	$850,689
 ________________________
(1)Includes various services, including repair services, equipment rentals and external contracting.

Table of Contents	Notes to Financial Statements
Contingencies

Contingencies

General
In the ordinary course of its business, the company is a defendant in a number of lawsuits, primarily product liability actions in which various plaintiffs seek damages for injuries allegedly caused by defective products. All the product liability lawsuits that were asserted against the company in the United States prior to January 31, 2023 had been referred to the company's captive insurance company, Invatection Insurance Company (“Invatection”), and/or excess insurance carriers. All non-U.S. lawsuits have been referred to the company's commercial insurance carriers. All such lawsuits are generally contested vigorously. The coverage territory of the company's insurance is worldwide with the exception of those countries with respect to which, at the time the product is sold for use or at the time a claim is made, the U.S. government has suspended or prohibited diplomatic or trade relations. The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures. On January 31, 2023, the company entered into a Commutation and Release Agreement with Invatection pursuant to which, among other things, the company assumed all outstanding insured claims and cancelled the captive insurance policy. The company will self-insure product liability claims for the first $10 million per claim beyond which the company has commercial excess liability insurance coverage.

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
In December 2012, the company became subject to a consent decree of injunction filed by the FDA with respect to the company's Corporate facility and its Taylor Street manufacturing facility in Elyria, Ohio. The consent decree initially limited the company's (i) manufacture and distribution of power and manual wheelchairs, wheelchair components and wheelchair sub-assemblies at or from its Taylor Street manufacturing facility (“Taylor Street products”) , except in verified cases of medical necessity, (ii) design activities related to wheelchairs and power beds that take place at the impacted Elyria facilities and (iii) replacement, service and repair of products already in use from the Taylor Street manufacturing facility. Under the terms of the consent decree, in order to resume full operations, the company had to successfully complete independent, third-party expert certification audits at the impacted Elyria facilities, comprising three distinct certification reports separately submitted to, and subject to acceptance by, the FDA; submit its own report to the FDA; and successfully complete a reinspection by the FDA of the company's Corporate and Taylor Street facilities.
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

Since July 24, 2017, an independent company-retained audit firm conducted two semi-annual audits in the first year and then four annual audits in the next four years of the company's headquarters and Taylor Street facilities, as required under the consent decree. The expert audit firm determined that the facilities remained in continuous compliance with the Federal Food, Drug and Cosmetic Act (“FDA Act”), FDA regulations and the terms of the consent decree and issued post-audit reports contemporaneously to the FDA. The FDA has the authority

Notes to Financial Statements	Table of Contents
Contingencies

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
The FDA conducted an inspection at the company’s Alber GmbH facility in Albstadt, Germany from December 12 through December 15, 2022. At the completion of the inspection, the FDA issued no findings or observations.

The FDA conducted an inspection at the company’s Corporate and Taylor Street facilities from March 1 through March 30, 2023. At the conclusion of the inspection, two FDA Form 483 observations were issued. The company intends to timely respond to the FDA and address the observations.

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

Table of Contents	Notes to Financial Statements
Contingencies

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
Subsequent Events

Subsequent Events (Unaudited)

Divestitures

On January 30, 2023, the company completed the sale of its respiratory business assets (the “Transaction”) to Ventec Life Systems, Inc, a Delaware corporation and subsidiary of React Health, LLC (the “Purchaser”), pursuant to an Asset Purchase Agreement dated as of January 30, 2023 (the “Purchase Agreement”). The purchase price paid by the Purchaser in the Transaction was $11,925,644 in cash payable at closing.

The Purchase Agreement contains customary indemnification obligations of each party with respect to breaches of their respective representations, warranties and covenants, and certain other specified matters, which are subject to certain exceptions, terms and limitations described further in the Purchase Agreement. The company agreed to non-competition obligations with respect to respiratory products for a five-year period following the Transaction, which are more fully described in the Purchase Agreement. In addition, the company entered into a supply agreement and a transition services agreement with the Purchaser to provide for, among other matters, the ongoing parts and service and support for the warranty and non-warranty service of respiratory products in the field.

On January 27, 2023, the company completed the sale of its Top End™® sports and recreational wheelchair and handcycle business to Top End Sports, LLC.

Termination of Information Technology Services Agreement

Effective October 1, 2019, the company entered into a Master Information Technology Services Agreement (the “Master Services Agreement”) with Birlasoft Solutions Inc. and certain of its affiliates (collectively, “Birlasoft”), which are part of The CK Birla Group, to outsource substantially all of the company's information technology business service activities, including, among other things, support, rationalization and upgrading of the company's legacy information technology systems and implementation of a global enterprise resource planning system and eCommerce platform. On January 27, 2023, the company terminated the Master Services Agreement following Birlasoft's breach of the Master Services Agreement, including but not limited to Birlasoft's failure to meet transformation milestones, failure to provide services, and breach of representations, warranties and covenants in the Master Services Agreement.

Bankruptcy

On January 31, 2023 (the “Petition Date”), the company and two of its U.S. subsidiaries (collectively, the “Debtors” or “Company Parties”) filed voluntary petitions under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Debtors obtained joint administration of their chapter 11 cases under the caption In re Invacare Corporation, et al., Case No. 23-90068 (CML) (the “Chapter 11 Cases”).

The Debtors continue to operate their business and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. To ensure ordinary course operations, the Company Parties obtained approval from the Bankruptcy Court for certain “first day” motions, including motions to obtain customary relief intended to continue ordinary course operations after the Petition Date.

Restructuring Support Agreement

On January 31, 2023, the Debtors entered into a Restructuring Support Agreement (the “Restructuring Support Agreement” or “RSA”) with certain prepetition stakeholders (the “Consenting Stakeholders”). The Consenting Stakeholders represent holders of at least a majority of the aggregate principal amount of the Company Parties’ debt obligations under various debt agreements. Under the RSA, the Consenting Stakeholders have agreed, subject to certain terms and conditions, to support a financial restructuring (the “Restructuring”) of the existing debt of, existing equity interests in, and certain other obligations of the Debtors. The Restructuring Support Agreement contemplated: (a) the Debtors’ entry into the $70 million debtor-in-possession term loan facility, (b) the Debtors’ entry into the $17.4 million debtor-in-possession ABL facility; (c) the consummation of a rights offering, backstopped by members of the Ad Hoc Committee of Noteholders (the “Backstop Parties”) pursuant to a certain Backstop Commitment Agreement (the “Backstop Commitment Agreement”); (d) issuance of the new common equity; (e) exit takeback financing in the form of an Exit Term Loan Facility and Exit Secured Convertible Notes, and (f) as necessary, exit financing in the form of the Exit NA ABL Facility and Exit EMEA ABL Facility.

Table of Contents	Notes to Financial Statements
Subsequent Events

Chapter 11 Plan

Since the Petition Date, the Debtors have developed the Restructuring Support Agreement into a chapter 11 plan of reorganization (as may be modified, amended, or supplemented from time to time, the “Plan”). The Plan, among other plan treatment, contemplates the following:

•Each holder of an allowed term loan claim shall receive (i) with respect to allowed term loan claims representing principal amounts owed, its pro rata share of the exit term loan facility and (ii) with respect to allowed term loan claims representing principal amounts owed, its pro rata share of the exit term loan facility and (ii) with respect to all other allowed term loan claims, payment in full in cash.
•Each holder of an allowed secured notes claim shall receive (i) with respect to allowed secured notes claims representing principal amounts owed, its pro rata share of the exit secured convertible notes and (ii) with respect to all other allowed secured notes claims, payment in full in cash; provided that, if applicable pursuant to and in accordance with the Plan, such holder will also receive its pro rata share of the applicable portion of the excess new money in cash.
•Each holder of an allowed unsecured notes claim shall receive (i) the unsecured noteholder rights, in accordance with the rights offering procedures; (ii) with respect to any residual unsecured notes claims, its share (on a pro rata basis with other holders of allowed unsecured notes claims and holders of allowed general unsecured claims that select the class 6 equity option) of 100% of the new common equity after the distribution of the new common equity on account of the backstop commitment premium (subject to dilution on account of the exit secured convertible notes, the new convertible preferred equity, the backstop commitment premium, and the management incentive plan); (iii) and the distributions in respect of its litigation trust interests, to the extent provided in the Plan.
•Each holder of an allowed general unsecured claim shall receive its pro rata either (x) (i) if such holder of an allowed general unsecured claim does not elect to receive the class 6 equity option, the general unsecured claims cash settlement and (ii) its pro rata share of the distributions in respect of its litigation trust interests, to the extent provided in the Plan; or (y) if such holder of an allowed general unsecured claim elects to receive the class 6 equity option in lieu of the general unsecured creditors cash settlement, its share (on a pro rata basis with holders of allowed unsecured notes claims in respect of their residual unsecured notes claims and other holders of allowed general unsecured claims that select the class 6 equity option) of 100% of the new common equity after the distribution of the new common equity on account of the backstop commitment premium (subject to dilution on account of the exit secured convertible notes, the new convertible preferred equity, and the management incentive plan); and (z) its pro rata share of the distributions in respect of its litigation trust interests, to the extent provided in the Plan.
•All existing equity interests shall be discharged, cancelled, released, and extinguished without any distribution, and will be of no further force or effect, and each holder of an existing equity interest shall not receive or retain any distribution, property, or other value on account of such existing equity interest.

Although the company intends to pursue the Restructuring in accordance with the terms set forth in the Plan, there can be no assurance that the company will be successful in completing a restructuring or any other similar transaction on the terms set forth in the Plan, on different terms or at all.

DIP Credit Agreements

The company and certain lenders (the “DIP Parties”) have agreed to a superpriority, senior secured and priming debtor-in-possession term loan credit facility in an aggregate principal amount of $70 million subject to the terms and conditions set forth in the superpriority secured credit agreement dated as of February 2, 2023 (the “Term DIP Credit Agreement”) and a superpriority senior secured and priming debtor-in-possession asset-based revolving facility in an aggregate amount of $17.4 million subject to the terms and conditions set forth in the debtor-in-possession revolving credit and security agreement dated as of February 2, 2023 (the “ABL DIP Credit Agreement” and together with the Term DIP Credit Agreement, the “DIP Credit Agreements”).

The DIP Credit Agreements include conditions precedent, representations and warranties, affirmative and negative covenants, and events of default customary for financings of this type and size. Cash flow hedges are precluded under the DIP Credit Agreements. The proceeds of all or a portion of the proposed DIP Credit Agreements may be used for, among other things, post-petition working capital for the company and its subsidiaries, payment of costs to administer the Chapter 11 Cases, payment of expenses and fees of the transactions contemplated by the Chapter 11 Cases, payment of court-approved adequate protection obligations under the DIP Credit Agreements, and payment of other costs in an approved budget and

Notes to Financial Statements	Table of Contents
Subsequent Events

other such purposes permitted under the DIP Credit Agreements.

The foregoing description of the RSA and the DIP Credit Agreements is not complete and is qualified in its entirety by reference to each of the Restructuring Support Agreement and each DIP Credit Agreement, which were filed on February 1, 2023 on the Current Report on Form 8-K, February 3, 2023 on the Current Report on Form 8-K, as applicable. Additionally, the foregoing description of the Backstop Commitment Agreement is not complete and is qualified in its entirety by reference to the Backstop Commitment Agreement filed in this Annual Report on Form 10-K.

The company cannot predict the ultimate outcome of its Chapter 11 Cases at this time or the satisfaction of any of the RSA milestones yet to come. For the duration of the company’s Chapter 11 Cases, the company’s operations and ability to develop and execute its business plan are subject to the risks and uncertainties associated with the Chapter 11 process. As a result of these risks and uncertainties, the amount and composition of the company’s assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 Cases, and the description of the company’s operations, properties and liquidity and capital resources included in this annual report may not accurately reflect its operations, properties and liquidity and capital resources following the Chapter 11 process.

In addition, related to the bankruptcy filing, on January 31, 2023, the company entered into a Commutation and Release Agreement with Invatection Insurance Company pursuant to which, among other things, the company assumed all outstanding insured claims and cancelled the captive insurance policy. The company will self-insure product liability claims for the first $10 million per claim beyond which the company has commercial excess liability insurance coverage.

Exiting Sanford, Florida Production and Distribution Facility

On April 5, 2023, the company announced the decision to close its Sanford, Florida production and distribution facility, effective at the end of September 2023. The manufacturing and distribution activities currently conducted at the Sanford facility will be performed at other company locations or by third parties. The consolidation is expected to impact approximately 90 associates in Florida. This decision is supportive of the company’s transformation efforts and is part of the company’s long-term plan to increase enterprise value by targeting significant contributions from cost reduction activities in North America.

The company expects to incur pre-tax cash restructuring charges of approximately $1.7 million in the North America segment, of which $0.9 million is expected to be incurred for severance and transition assistance and $0.8 million recognized for other closure-related costs. The charges are anticipated to be expensed in the second and third quarters of 2023, with the majority of cash payments expected to be made in third quarter of 2023, aligned with the planned timing for the exit of the facility.

Table of Contents	Notes to Financial Statements
Interim Financial Information

Interim Financial Information (Unaudited)

(In thousands, except per share data)	QUARTER ENDED
2022	March 31,	June 30,	September 30,	December 31,
Net sales	$200,988	$189,017	$170,408	$181,320
Gross profit	47,729	47,982	31,379	48,303
Income (Loss) before income taxes	(22,877)	(21,023)	(33,434)	(20,667)
Net income (loss)	(24,197)	(21,943)	(34,354)	(20,577)
Net income (loss) per share—basic	(0.69)	(0.62)	(0.92)	(0.54)
Net income (loss) per share—assuming dilution *	(0.69)	(0.62)	(0.92)	(0.54)

2021	March 31,	June 30,	September 30,	December 31,
Net sales	$196,202	$225,864	$224,200	$226,191
Gross profit	54,638	60,818	60,310	63,340
Income (Loss) from before income taxes	(12,174)	(9,578)	(20,919)	3,553
Net income (loss)	(14,044)	(10,698)	(22,759)	1,938
Net income (loss) per share—basic	(0.41)	(0.31)	(0.65)	0.06
Net income (loss) per share—assuming dilution *	(0.41)	(0.31)	(0.65)	0.05
________________________
* Net earnings (loss) per share assuming dilution calculated utilizing weighted average shares outstanding - basic in periods in which there is a net loss.

The description of significant items affecting each quarter presented are detailed below.

Loss and loss per share for the quarter ended March 31, 2022, reflects restructuring charges of $3,790,000 ($3,525,000 after tax or $0.10 per share assuming dilution).

Loss and loss per share for the quarter ended June 30, 2022, reflects restructuring charges of $4,153,000 ($3,889,000 after tax or $0.11 per share assuming dilution).

Loss and loss per share for the quarter ended September 30, 2022, reflects restructuring charges of $8,440,000 ($8,383,000 after tax or $0.22 per share assuming dilution), net gain on debt extinguishment including debt finance charges and fees of $6,398,000 ($6,398,000 after tax or $0.17 per share assuming dilution), impairment on a North America trademark of $1,012,000 ($729,000 after tax or $0.02 per share assuming dilution) and gain on convertible debt derivatives of $950,000 ($950,000 after tax or $0.03 per share assuming dilution).

Loss and loss per share for the quarter ended December 31, 2022, reflects restructuring charges of $9,437,000 ($9,129,000 after tax or $0.24 per share assuming dilution), gain on debt extinguishment including debt finance charges and fees of $3,021,000 ($3,021,000 after tax or $0.08 per share assuming dilution), impairment on Europe trademarks of $2,247,000 ($1,605,000 after tax or $0.04 per share assuming dilution) and gain on convertible debt derivatives of $560,000 ($560,000 after tax or $0.01 per share assuming dilution).

Loss and loss per share for the quarter ended March 31, 2021, reflects restructuring charges of $1,552,000 ($1,376,000 after tax or $0.04 per share assuming dilution) and loss on debt extinguishment including debt finance charges and fees of $709,000 ($709,000 after tax or $0.02 per share assuming dilution).

Loss and loss per share for the quarter ended June 30, 2021, reflects restructuring charges of $547,000 ($413,000 after tax or $0.01 per share assuming dilution).

Loss and loss per share for the quarter ended September 30, 2021, reflects restructuring charges of $377,000 ($277,000 after tax or $0.01 per share assuming dilution), gain on debt extinguishment for forgiveness of the CARES Act debt along with its accrued interest of $10,131,000 ($10,131,000 after tax or $0.29 per share assuming dilution), and impairment of goodwill of $28,564,000 ($27,903,000 after tax or $0.80 per share assuming dilution).

Income and income per share for the quarter ended December 31, 2021, reflects benefits of lower selling, general and administrative expenses, specifically performance bonus and stock compensation expense for performance awards.

Schedule II - Valuation and Qualifying Accounts	Table of Contents

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	COL A.	COL B.	COL C.		COL D.
	Balance At Beginning of Period	Charged To Cost And Expenses	Additions (Deductions) Described Below		Balance At End of Period
		(In thousands)
Year Ended December 31, 2022
Deducted from asset accounts—
Allowance for doubtful accounts	3,642	862	(1,225)	(A)	3,279
Inventory obsolescence reserve	19,201	7,574	(2,202)	(B)(E)	24,573
Tax valuation allowances	176,230	21,025	1,542	(C)	198,797
Accrued warranty cost	11,198	2,360	(5,577)	(B)	7,981
Accrued product liability	13,704	1,478	(2,619)	(D)	12,563
Year Ended December 31, 2021
Deducted from asset accounts—
Allowance for doubtful accounts	$4,518	$(16)	$(860)	(A)	$3,642
Inventory obsolescence reserve	20,665	2,389	(3,853)	(B)	19,201
Tax valuation allowances	163,298	10,311	2,621	(C)	176,230
Accrued warranty cost	10,991	6,925	(6,718)	(B)	11,198
Accrued product liability	14,757	1,084	(2,137)	(D)	13,704
Year Ended December 31, 2020
Deducted from asset accounts—
Allowance for doubtful accounts	$6,318	$427	$(2,227)	(A)	$4,518
Inventory obsolescence reserve	18,178	3,304	(817)	(B)	20,665
Tax valuation allowances	162,790	(701)	1,209	(C)	163,298
Accrued warranty cost	11,626	7,408	(8,043)	(B)	10,991
Accrued product liability	16,150	1,139	(2,532)	(D)	14,757
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
Note (E)—2022 ending inventory reserve includes charges related to the respiratory product line.