Form 10-Q
period 2023-03-31
INVACARE HOLDINGS Corp
filed 2023-05-15
CIK 742112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[☒] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
[☐] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 001-15103
INVACARE HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware			38-4264819
(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification No.)

One Invacare Way,	Elyria,	Ohio	44035
(Address of principal executive offices)			(Zip Code)
(440) 329-6000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Exchange Act: None
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check One):    Large accelerated filer ☐    Accelerated filer ☐  Non-accelerated filer  ☒ Smaller reporting company ☒ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 12, 2023, the registrant had 9,999,980 shares of Common Stock outstanding.

	Item	Page
PART I: FINANCIAL INFORMATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations	2	1
Financial Statements (Unaudited)	1
Condensed Consolidated Statement of Comprehensive Income (Loss) - Three Months Ended March 31, 2023 and March 31, 2022		19
Condensed Consolidated Balance Sheets - March 31, 2023 and December 31, 2022		20
Condensed Consolidated Statement of Cash Flows - Three Months Ended March 31, 2023 and March 31, 2022		21
Condensed Consolidated Statement of Shareholders' Equity - Three Months Ended March 31, 2023 and March 31, 2022		22
Notes to Condensed Consolidated Financial Statements - March 31, 2023		23
Quantitative and Qualitative Disclosures About Market Risk	3	75
Controls and Procedures	4	75

PART II: OTHER INFORMATION
Legal Proceedings	1	76
Risk Factors	1A	78
Unregistered Sales of Equity Securities and Use of Proceeds	2	79
Defaults Upon Senior Securities	3	80
Mine Safety Disclosures	4	80
Other Information	5	80
Exhibits	6	81
Signatures		82

About Invacare Holdings Corporation

Invacare Holdings Corporation (OTC: IVCRQ) is a leading manufacturer and distributor in its markets for medical equipment, and services used in non-acute care settings. Invacare Holdings Corporation became the successor to Invacare Corporation upon its emergence from bankruptcy on May 5, 2023. References to “Invacare” and the “company” refer to Invacare Holdings Corporation and its predecessor Invacare Corporation, as the context requires. At its core, the company designs, manufactures and distributes products, services and solutions Making Life’s Experiences Possible® for people with congenital, acquired and degenerative conditions. The company's products are important parts of care for people with a wide range of challenges, from those who are active and heading to work or school each day and may need additional mobility to those who are cared for in residential care settings, at home and in rehabilitation centers in North America, Europe and Asia Pacific. For more information about the company and its products, visit the company's website at www.invacare.com.

MD&A	Overview

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The discussion and analysis presented below is concerned with material changes in financial condition and results of operations between the periods specified in the condensed consolidated balance sheets at March 31, 2023 and December 31, 2022, and in the condensed consolidated statement of comprehensive income (loss) for the three months ended March 31, 2023 and March 31, 2022.

The European segment's fiscal calendar runs December 1st through November 30th in order to meet filing deadlines. For the first quarter, the financial results are consolidated for the European segment using a February 28 quarter end for 2023 and 2022. This is consistent with prior filings the company has made historically. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the company's financial statements. All significant intercompany transactions are eliminated. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year.

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

OVERVIEW

OVERVIEW

Invacare is a multi-national company with integrated capabilities to design, manufacture and distribute durable medical devices. The company makes products that help people move, rest and perform essential hygiene, and with those products the company supports people with congenital, acquired and degenerative conditions. The company's products, services and solutions are important parts of care for people with a range of challenges, from those who are active and involved in work or school each day and may need additional mobility support, to those who are cared for in residential care settings, at home and in rehabilitation centers. The company operates in facilities in North America, Europe and Asia Pacific, which are the result of dozens of acquisitions made over the company's forty-three year history. Some of these acquisitions have been combined into integrated operating units, while others have remained relatively independent.

Chapter 11 Bankruptcy

On January 31, 2023 (the “Petition Date”), the company and two of its U.S. subsidiaries (collectively, the “Debtors” or “Company Parties”) filed voluntary petitions under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). Invacare’s other businesses throughout the rest of the world (i.e., Europe, Asia Pacific, Canada), remain strong and are not included in these filings. The Debtors obtained joint administration of their chapter 11 cases under the caption In re Invacare Corporation, et al., Case No. 23-90068 (CML) (the “Chapter 11 Cases”).

On March 29, 2023, the Company Parties filed the First Amended Joint Plan of Reorganization and First Amended Disclosure Statement (the “Amended Disclosure Statement”). On March 30, 2023, the Bankruptcy Court approved the adequacy of the Amended Disclosure Statement as well as the solicitation and notice procedures with respect to confirmation of the Plan, approved the forms of ballots and notices in connection therewith, approved the rights offering procedures and related materials, approved the scheduling of certain dates with respect thereto, and granted related relief.

The Debtors continued to operate their business and managed their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court through May 5, 2023. To ensure ordinary course operations, the Company Parties obtained approval from the Bankruptcy Court for certain “first day” motions, including motions to obtain customary relief intended to continue ordinary course operations after the Petition Date.

Chapter 11 Plan

On April 28, 2023, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the First Amended Joint Chapter 11 Plan Reorganization of Invacare Corporation and its Debtor Affiliates (Technical Modifications) (the “Plan”). The Plan is attached to the Confirmation Order as Exhibit A. The following is a summary of the material terms of the Plan as approved and confirmed by the Bankruptcy Court. This summary highlights only certain substantive provisions of the Plan and is not intended

MD&A	Overview

to be a complete description of the Plan. This summary is qualified in its entirety by reference to the full text of the Plan and the Confirmation Order.

•Other than the DIP Claims, Administrative Claims, Professional Fee Claims, and Priority Tax Claims, the Claims and Interests in the Debtors have been classified into 10 classes, the treatment of which is set forth in Article III of the Plan.

•Holders of claims arising under the prepetition senior secured term loan facility (the “Term Loan Claims”) (Class 3) will receive: (i) with respect to Allowed Term Loan Claims representing principal amounts owed, its Pro Rata share of the Exit Term Loan Facility and (ii) with respect to all other Allowed Term Loan Claims, payment in full in Cash.

•Holders of claims arising under the (a) 5.68% Convertible Senior Secured Notes due 2026, Tranche I and (b) 5.68% Convertible Senior Secured Notes due 2026, Tranche II, each issued by Invacare Corporation pursuant to the Secured Notes Indentures (the “Secured Notes Claims”) (Class 4) will receive: (i) with respect to Allowed Secured Notes Claims representing principal amounts owed, its Pro Rata share of the Exit Secured Convertible Notes and (ii) with respect to all other Allowed Secured Notes Claims, payment in full in Cash; provided that, if applicable pursuant to and in accordance with Article IV.C.3. of the Plan, such Holder will also receive its Pro Rata share of the applicable portion of the Excess New Money in Cash.

•Holders of claims arising under the (a) 4.25% Convertible Senior Notes due 2026, (b) 5.00% series I Convertible Senior Exchange Notes due 2024, and (c) 5.00% series II Convertible Senior Exchange Notes due 2024, all issued by certain Debtors pursuant to the Unsecured Notes Indentures (the “Unsecured Notes Claims”) (Class 5) will receive its Pro Rata share of: (i) the Unsecured Noteholder Rights, in accordance with the Rights Offering Procedures, (ii) with respect to any Residual Unsecured Notes Claims, its share (on a Pro Rata basis with other Residual Unsecured Notes Claims and Residual General Unsecured Claims) of 100% of the New Common Equity (subject to dilution on account of the Exit Secured Convertible Notes, the New Preferred Equity, the Backstop Equity Premium, and the Management Incentive Plan), and (iii) the distribution in respect of its Litigation Trust Interests to the extent provided in Article IV.K of the Plan.

•Holders of general unsecured claims (the “General Unsecured Claims”) (Class 6) will receive either (x) if such Holder of an Allowed General Unsecured Claim does not elect to receive the Class 6 Equity Option, the GUC Cash Settlement and (y) its Pro Rata share of the distributions in respect of its Litigation Trust Interests, to the extent provided in Article IV.K of the Plan, or (y) if such Holder of an Allowed General Unsecured Claim elects to receive the Class 6 Equity Option in lieu of the GUC Cash Settlement, its share (on a Pro Rata basis with Holders of Allowed Unsecured Notes Claims in respect of their Residual Unsecured Notes Claims and other Holders of Allowed General Unsecured Claims that select the Class 6 Equity Option) of 100% of the New Common Equity after the distribution of the New Common Equity on account of the Backstop Commitment Premium (subject to dilution on account of the Exit Secured Convertible Notes, the New Convertible Preferred Equity, and the Management Incentive Plan) and (z) its Pro Rata share of the distributions in respect of its Litigation Trust Interests, to the extent provided in Article IV.K of the Plan.

•All Existing Equity Interests in the Company (Class 9), including the Company’s common stock, will be discharged, cancelled, released, and extinguished without any distribution, and will be of no further force or effect, and such holders will not receive or retain any distribution, property, or other value on account of such Existing Equity Interest.

•Classes 7, 8 and 10 were not compromised.

On May 5, 2023, the company emerged from bankruptcy and consummated the transactions contemplated in the Plan. The company’s operations and ability to develop and execute its business plan are subject to the risks and uncertainties associated with the Chapter 11 process. As a result of these risks and uncertainties, the amount and composition of the company’s assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 Cases, and the description of the company’s operations, properties and liquidity and capital resources included in this quarterly report may not accurately reflect its operations, properties and liquidity and capital resources following the Chapter 11 process. Refer to “Item 1A. Risk Factors – Bankruptcy” in its Annual Report on Form 10-K for the year ended December 31, 2022 for further discussion of potential adverse effects on the company of the Bankruptcy.

MD&A	Overview

Supply Chain Impacts
In the U.S., the supply chain was interrupted as a consequence of the bankruptcy filing which primarily impacted revenues and profit for the North America business as the team focused on restarting the supply chain to secure a steady flow of components into the operating locations to fulfill demand, including experiencing production stoppages and difficulty in fulfilling orders to meet demand. The company has seen favorable trends in some input costs at the start of 2023 (i.e., certain component material costs and freight costs), although there continue to be challenges with availability and higher costs associated with electronic components. While the company has implemented actions to mitigate the negative impact of higher input costs, including pricing actions, it is expected that there could continue to be a difference between the timing of when the benefits of mitigation actions are realized and when the cost inflation is incurred.
The company continues to experience elevated open orders across all product categories and regions, with some reduction versus the previous quarter. The company has, and continues to, experience availability issues with components which has limited and may continue to limit the ability to increase output and meet demand across product categories.
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

Strategy
The company's anticipated business optimization actions balance product portfolio changes across all regions and cost improvements in supply chain and administrative functions. Key elements of the global business optimization plans are:
•Focus on lifestyle and mobility and seating product lines based on their potential to achieve a leading market position and to support profitability goals;
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
•Expand sales call points through new channels in the lifestyle category with a focus on home healthcare and augmenting the sales force to increase coverage to drive improved customer satisfaction; and
•Take actions globally to reduce working capital and improve free cash flow.
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
Cost pressures on the business due to supply chain disruptions and inflationary economic conditions are anticipated to continue through 2023. The company continues to see historically higher input costs related to materials, increasing the challenges to schedule deliveries of key components, including electronic components. Freight costs have improved versus prior year and sequential quarter and have contributed to improved gross profit. While the company has implemented actions to mitigate these cost increases, additional restructuring actions may be implemented to drive profit and improve cash flows. These actions are expected to include organization and supply chain changes and a narrowing of the product portfolio for those items which no longer meet customer or business needs. These actions are anticipated to continue through 2023, and as a result, the company anticipates incurring additional costs related to its restructuring actions.

MD&A	Overview

On a consolidated basis, the company expects to realize profit improvement driven by favorable product mix, higher gross profit attributable to operational efficiencies, and restructuring benefits partially offset by continued higher input costs specifically related to electronic components. Revenue is anticipated to decline as compared to 2022 as a result of the exit of respiratory products and other portfolio rationalization initiatives. The company expects to incur restructuring charges in the remainder of 2023 as it focuses on improving the profitability of the business for the long-term related to supply chain footprint projects, including severance costs.
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

Contributing factors to the industry's favorable long-term demand include:
•As healthcare costs continue to increase, the interests of patients and healthcare providers are converging to focus on the most cost-effective delivery of the best care. As healthcare payors become more judicious in their spending, companies that provide better care or demonstrate better clinical outcomes will have an advantage. With its diverse product portfolio, clinical solutions, global scale and focus on the non-acute care setting, the company believes it is well positioned to serve this growing market.
•Macro trends are impacting the world's aging population. While institutional care will likely remain an important part of healthcare systems in the wealthiest economies, the company believes care settings other than traditional hospitals will increasingly provide higher acuity care. With a broad product offering, diversified channels of trade, and infrastructure capable of serving many of the largest healthcare economies, the company believes it is well positioned to benefit from these global demographic trends and changes to the provision of healthcare.
•The population of the United States is growing and aging. As a result, there is a greater prevalence of disability among major U.S. population groups and an increasing need for assistance and care. The U.S. Census Bureau has projected the U.S. population will continue to grow to an estimated 400 million by 2050. Along the way, Baby Boomers are expected to continue to raise the average age of the U.S. population. By 2030, the government estimates that more than 20% of the U.S. population will consist of individuals over the age of 65, a 50% increase compared to the population in 2010.
•In the United States, healthcare provision is supported by reimbursement from the federal Centers for Medicare and Medicaid Services (“CMS”), the Department of Veterans Affairs, state agencies, private payors and healthcare recipients themselves. In total, CMS estimates U.S. national healthcare expenditures will grow by more than 5% annually between 2019 and 2028. At this rate, healthcare spending would exceed GDP growth by 1%, which will sustain pressure to deploy care in ways that deliver the best outcomes for lower cost.
•In the United States, healthcare provision is supported by reimbursement from the federal Centers for Medicare and Medicaid Services (“CMS”), the Department of Veterans Affairs, state agencies, private payors and healthcare recipients themselves. In total, CMS estimates U.S. national healthcare expenditures will grow by more than 5% annually between 2019 and 2028. At this rate, healthcare spending would exceed GDP growth by 1%, which will sustain pressure to deploy care in ways that deliver the best outcomes for lower cost.
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

($ in thousands USD)	1Q23	1Q22	% Change Fav/(Unfav)	Foreign Exchange % Impact	Constant Currency % Change Fav/(Unfav)
Europe	104,923	118,079	(11.1)	(7.0)	(4.1)
North America	52,364	75,319	(30.5)	(0.4)	(30.1)
All Other (Asia Pacific)	8,194	7,590	8.0	(6.1)	14.1
Consolidated	165,481	200,988	(17.7)	(4.5)	(13.2)

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
Consolidated constant currency sales declined 13.2%. Excluding the divestiture of respiratory products, constant currency net sales declined 7.7% with largest decline in North America as result of the bankruptcy filing and global product discontinuations.

The company continued to experience strong demand for its lifestyle and mobility and seating products globally. Open orders related to lifestyle and mobility and seating products remain elevated due to global component shortages, primarily related to electronic components and other key input materials, as well as the impact leading up to and as a result of the bankruptcy process in North America.

Global supply chain challenges and availability limits due to past-due payables to suppliers continued to delay receipt of components and limit conversion of orders to sales, which continued to impact each of the regions in 1Q23 but most prominently in North America. The bankruptcy process permitted payment of pre-petition liabilities up to an aggregated maximum of $20 million. The company has and continues to work with suppliers to access components in order to continue production and anticipates to normalize supply chain payment terms with the emergence from bankruptcy.

Europe - Constant currency net sales decreased $4,885,000, or 4.1% in 1Q23 compared to 1Q22 in lifestyle and mobility and seating products. Lifestyle product net sales in the quarter were primarily impacted by product discontinuations; supply chain challenges which primarily impacted electronic components for mobility and seating product.

North America - Constant currency net sales for 1Q23 decreased $22,650,000 or 30.1% compared to 1Q22 with decreases in all categories. Respiratory product sales decreased by $13,929,000, which the company exited in the early part of 1Q23. Excluding the divestiture of respiratory products, constant currency sales declined $8,720,000 or 14.6%. This decline was influenced by the bankruptcy filing in 1Q23 negatively impacted the fulfillment of orders as the supply chain was disrupted leading up to and as a result of the bankruptcy filing.

All Other - Constant currency net sales, which relates entirely to the Asia Pacific region, increased $1,067,000 or 14.1% for 1Q23 compared to 1Q22, primarily related to respiratory and lifestyle products.

MD&A	Gross Profit

GROSS PROFIT

Gross profit decreased $3,885,000 and gross profit as a percentage of net sales for 1Q23 increased 280 basis points to 26.5% primarily attributable to lower freight costs and benefit of increased pricing across product categories, partially offset by lower volumes. Foreign currency translation impact on gross margin was unfavorable $2,899,000.

Gross profit drivers by segment:

Europe - Gross profit dollars for 1Q23 increased $1,015,000 compared to 1Q22. Gross profit as a percentage of net sales increased 390 basis points compared to 1Q22. The favorable impact of price increases and reduced freight costs was partially offset by lower net sales as compared to prior year.
North America - Gross profit dollars decreased $5,279,000 and gross profit as a percentage of net sales decreased 50 basis points for 1Q23 compared to 1Q22 driven primarily by lower net sales and unfavorable operational costs partially offset by the benefits of price increases and reduced freight costs.

All Other - Asia Pacific gross profit dollars were flat compared to prior year, and gross profit as a percentage of net sales decreased 240 basis points for 1Q23 compared to 1Q22 driven primarily by higher material costs.

All Other also includes the impact of intercompany profit eliminations for the consolidated company.

MD&A	SG&A

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

($ in thousands USD)	1Q23	1Q22	Reported Change	Foreign Exchange Impact	Constant Currency Change
SG&A expenses - $	53,809	60,564	(6,755)	(1,781)	(4,974)
SG&A expenses - % change			(11.2)	(2.9)	(8.2)
% to net sales	32.5	30.1

The table above provides selling, general and administrative (SG&A) expenses change as reported and as adjusted to exclude the impact of foreign exchange translation (constant currency SG&A). "Constant currency SG&A" is a non-GAAP financial measure, which is defined as SG&A expenses excluding the impact of foreign currency translation. The current year's functional currency SG&A expenses are translated using the prior year's foreign exchange rates. These amounts are then compared to the prior year's SG&A expenses to calculate the constant currency SG&A expenses change. Management believes this financial measure provides meaningful information for evaluating the core operating performance of the company.

Constant currency SG&A decreased $4,974,000 or 8.2% for 1Q23 compared to the same period last year primarily attributable to lower employee and IT costs. Lower employee costs reflect the benefits of restructuring actions (headcount reductions) implemented in 2022.
SG&A expense drivers by segment:

Europe - SG&A expenses for 1Q23 decreased $1,930,000 or 7.3% compared to 1Q22 with foreign currency translation decreasing SG&A expenses by $1,554,000, or 5.9%. Constant currency SG&A expenses decreased $376,000, or 1.4% primarily driven by employee costs.
North America - SG&A expenses for 1Q23 decreased $3,301,000, or 13.6%, compared to 1Q22. Constant currency SG&A expenses decreased $3,231,000, or 13.3% primarily attributable to employee costs.
All Other - SG&A expenses for 1Q23 decreased $1,524,000 compared to 1Q22 with foreign currency translation decreasing SG&A expenses by $157,000. Constant currency SG&A expenses decreased by $1,367,000. All Other includes SG&A related to the Asia Pacific businesses and non-allocated corporate costs. Constant currency SG&A expenses related to Asia Pacific businesses for 1Q23 decreased 9.8% or $258,000. Unallocated corporate costs decreased $1,112,000 primarily due to IT costs.

MD&A	Operating Income (Loss)

OPERATING INCOME (LOSS)

($ in thousands USD)	1Q23	1Q22	$ Change
Europe	6,170	3,225	2,945
North America	(10,315)	(8,336)	(1,979)
All Other	(5,820)	(7,724)	1,904
Net gain on sale of businesses	4,212	—	4,212
Charges related to restructuring	(4,694)	(3,790)	(904)
Consolidated Operating Income (Loss)	(10,447)	(16,625)	6,178

Consolidated operating loss decreased compared to last year primarily due to the net gain on sale of businesses, improved performance in Europe and overall lower SG&A expense on global basis.
Operating income (loss) by segment:
Europe - Operating income for 1Q23 increased $2,945,000. The increase in operating income for 1Q23 was primarily due to higher gross profit due to lower costs, and SG&A costs savings.
North America - Operating loss for 1Q23 increased by $1,979,000 primarily due to lower gross profit driven by lower sales, partially offset by SG&A costs savings.
All Other - Operating loss for All Other includes the operating results of the Asia Pacific businesses, as well as unallocated SG&A expenses and intercompany eliminations. Operating loss decreased $1,904,000 primarily driven by improved profitability in the Asia Pacific business primarily driven by revenue growth and reduced SG&A expense, as well as lower IT costs in Corporate unallocated costs.
Net Gain on Sales of Businesses
In the first quarter of 2023, the company completed the sale of its respiratory business assets and its Top End™® sports and recreational wheelchair and handcycle business net assets. The net gain realized on the sale for these businesses was $4,212,000 for the three months ended March 31, 2023.
Charges Related to Restructuring Activities
Restructuring charges were $4,694,000 for 1Q23 compared to $3,790,000 for 1Q22 which includes severance, contract terminations and other restructuring costs (primarily professional fees). Restructuring charges for 1Q23 were incurred in the Europe segment of $972,000 and North America segment of $3,722,000.

MD&A	Other Items

OTHER ITEMS

Net gain on convertible debt derivatives

($ in thousands USD)	1Q23	1Q22	$ Change	% Change
Net gain on convertible debt derivatives	(85)	—	(85)	NM
The company recognized a net gain of $85,000 for the three months ended March 31, 2023 related to the fair value of convertible debt derivatives related to the Secured 2026 Notes. Refer to "Long-Term Debt" in the notes to the condensed consolidated financial statements.
Interest

($ in thousands USD)	1Q23	1Q22	$ Change	% Change
Interest expense	9,101	6,252	2,849	45.6
Interest income	(17)	—	(17)	NM
The increase in interest expense for 1Q23 compared to the same period of prior year was primarily related to higher debt levels for the full periods of 2023 compared to 2022, as well as higher interest rate debt related to the Debtor in Possession Term Loan and ABL financing in 1Q23. The weighted average interest rate on borrowings, excluding finance leases, was 9.5% for the three months ended March 31, 2023, respectively, and 4.5% for the three months ended March 31, 2022.
Reorganization items - net

($ in thousands USD)	1Q23	1Q22	$ Change	% Change
Reorganization items, net	20,791	—	20,791	NM
Reorganization items - net relate to the Chapter 11 bankruptcy process and are primarily attributable to professional fees, DIP financing fees and the write down of debt issuance costs.
Income Taxes
The company had an effective tax rate of 2.3% and 5.8% on losses before tax for the three months ended March 31, 2023 and March 31, 2022, respectively, compared to a statutory benefit of 21.0% on the pre-tax loss for each period. The company's effective tax rate for the three months ended March 31, 2023 and March 31, 2022 was unfavorable as compared to the U.S. federal statutory rate, principally due to the negative impact of the company's inability to record tax benefits related to the significant losses in countries which had tax valuation allowances. The effective tax rate was increased for the three months ended March 31, 2023 and March 31, 2022 by certain taxes outside the United
States, excluding countries with tax valuation allowances, that were at an effective rate higher than the U.S. statutory rate.

MD&A	Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES

Key balances on the company's balance sheet and related metrics are presented below:

($ in thousands USD)	March 31, 2023	December 31, 2022	$ Change	% Change
Cash and cash equivalents	$66,284	$58,792	$7,492	12.7
Working capital (1)	44,196	79,183	(34,987)	(44.2)
Total debt (2)	464,352	430,394	33,958	7.9
Long-term debt (2)	425,534	427,134	(1,600)	(0.4)
Total shareholders' equity	45,939	81,092	(35,153)	(43.3)
DIP ABL & Prior ABL borrowing availability (3)	14,023	15,288	(1,265)	(8.3)
(1)    Current assets less current liabilities without the reclassification of Liabilities Subject to Compromise.
(2)    Total debt and Long-term debt include finance leases but exclude debt issuance costs and discount recognized as a deduction from the carrying amount of debt liability and operating leases. In addition, the amounts do not consider any treatment as Liabilities Subject to Compromise.
(3)    Reflects the availability of the company's prior asset-based revolving (“Prior ABL”) credit facility for December 31, 2022 and DIP ABL credit facility for March 31, 2023 before borrowings. At March 31, 2023, the company had $13,870,000 of borrowings outstanding on its DIP ABL credit facility.
The company's cash and cash equivalents balances were $66,284,000 and $58,792,000 at March 31, 2023 and December 31, 2022, respectively. The increase in cash in the first three months of 2023 is primarily attributable to DIP financing transactions as a result of the bankruptcy filing offset by cash used from operations.

Refer to “Long-Term Debt” in the notes to the condensed consolidated financial statements included in this report for a summary of the material terms of the company's long-term indebtedness.

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

The company's total debt outstanding, inclusive of the company's unsecured convertible senior notes due 2024 and 2026 (which are subject to compromise as a result of the bankruptcy), secured convertible senior notes due 2026, secured term loan due 2026, DIP ABL, DIP Term Loan, and finance leases, increased by $33,958,000 to $464,352,000 at March 31, 2023 from $430,394,000 as of December 31, 2022. The increase is primarily driven by DIP Term Loan financing in 1Q23 of $35,000,000 and accretion on convertible unsecured senior notes due 2024 (prior to Bankruptcy petition).

Bankruptcy Impact Related to Going Concern

In accordance with Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period. In evaluating the company’s ability to continue as a going concern, management evaluated the conditions and events that could raise substantial doubt about the company’s ability to continue as a going concern within one year after the date that the financial statements are issued on May 15, 2023.

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

In light of the company's Chapter 11 Cases and such status as of the end of the first quarter of 2023, the company's ability to continue as a going concern was contingent upon, among other things, the company's ability to, subject to approval by the Bankruptcy Court, implement a plan of reorganization, emerge from the Chapter 11 proceedings and generate sufficient liquidity following the reorganization to meet contractual obligations and operating needs. The Chapter 11 Cases created certain risks and uncertainties related to,

MD&A	Liquidity and Capital Resources

among other things, (i) the company's ability to obtain requisite support for the plan of reorganization from various stakeholders, and (ii) the disruptive effects of the Chapter 11 Cases on the company's business making it potentially more difficult to maintain business, financing and operational relationships.

Given the inherent risks, unknown results and inherent uncertainties associated with the bankruptcy process and direct correlation between these matters and the company’s ability to satisfy its financial obligations that may arise, the company concluded that given status of events known as of March 31, 2023, there continued to be doubt it may continue to operate as a going concern. Refer to those risk factors discussed under “Risk Factors” in Part II, Item 1A of the company’s Annual Report on Form 10-K for the year ended December 31, 2022 and this Quarterly Report on Form 10-Q for further discussion of risks applicable to the company’s liquidity, capital resources and financial condition.

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

The company may from time to time seek to repay or purchase, exchange or otherwise retire its convertible notes or other debt obligations, in open market transactions, privately negotiated transactions, tender offers, exchange offers, pursuant to the term of debt or otherwise. The company may also incur additional debt (including secured debt) or equity or equity-linked financing to fund such transactions, refinance or restructure existing debt and/or exchange existing debt for newly issued debt obligations or equity or equity-like securities. The number of shares of common stock or securities convertible into common stock that may be issued in connection with such transactions may be material. Such transactions, if any, will depend on prevailing market conditions, trading prices of debt from time to time, the company's liquidity requirements and cash position, contractual restrictions and other factors. The amount involved in any such transactions, individually or in the aggregate, may be material.
Subsequent Event
On May 5, 2023, the company emerged from Bankruptcy with a recapitalized balance sheet to include a new asset-based lending credit facility (“New ABL”) with borrowing capacity up to $40,000,000, $85,000,000 secured term loan due 2027, $46,475,000 7.50% secured convertible notes due 2028 and $75,000,000 of 9% convertible preferred stock. Unsecured convertible 2024 and 2026 notes, including accretion, of $220,367,000 and accrued interest were cancelled. Further, $35,500,000 of the DIP Loan and the $13,870,000 DIP ABL were repaid and $13,400,000 of the New ABL was drawn. The company believes the plan of reorganization, which was approved by the bankruptcy court, was sufficient to emerge from the Chapter 11 proceedings and should generate additional liquidity following the reorganization, as well as being predicated on improved operating performance of the business, and in particular the North America business, to meet contractual obligations and operating needs.
If the company's operating results decrease as the result of pressures on the business due to, for example, prolonged, or worsening of, negative impacts on the company's supply chain, or political or geopolitical crises such the Russian war with Ukraine, and actions taken in response on global and regional economies and economic activity, inflationary economic conditions, increases in interest rates on floating-rate debt, currency fluctuations or regulatory issues, or the company's failure to execute its business plans or if the company's business improvement actions take longer than expected to materialize or development of one or more of the other risks discussed in "Item 1A. Risk Factors" of the company’s Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, the company may require additional financing, or may be unable to comply with its obligations under the credit facilities or its other obligations, and its lenders or creditors could demand repayment of any amounts outstanding. If additional financing is required, there can be no assurance that it will be available on terms satisfactory to the company, if at all. The company also may evaluate and implement further changes to its strategic goals and business plans, which may involve additional restructuring of its operations. If and to the extent undertaken, any such restructuring may be substantial and involve significant effort and expense, and the company can make no assurances that such efforts, if undertaken, would be successful and result in improvements to the company’s business performance and financial condition. Refer to “Item 1A. Risk Factors” in the company’s Annual Report on Form 10-K and this Quarterly Report on Form 10-Q for a further discussion of risks applicable to the company's liquidity, capital resources and financial condition.
The company also has an agreement with De Lage Landen, Inc. (“DLL”), a third-party financing company, to provide lease financing to the company's U.S. customers. Either party could terminate this agreement with 180 days' notice or 90 days' notice by DLL upon the occurrence of certain events. Should this agreement be terminated, the

MD&A	Liquidity and Capital Resources

company's borrowing needs under its credit facilities could increase.
The company expects that it would be able to absorb modest rate increases without material impact on its liquidity or capital resources. The weighted average interest rate on borrowings, excluding finance leases, was 9.5% for the three months ended March 31, 2023 and 5.3% for the year ended December 31, 2022. This weighted average interest rate will increase in the second quarter of the year as a result of the refinancing transactions upon emergence from Bankruptcy on May 5, 2023. Refer to "Long-Term Debt" and "Leases and Commitments" in the notes to the condensed consolidated financial statements for more details regarding the company's debt transactions and balances as well as lease liabilities.

CAPITAL EXPENDITURES
The company estimates that capital investments for 2023 could be approximately $9,000,000 to $15,000,000 compared to actual capital expenditures of $3,778,000 in 2022. Capital expenditures for 2023 are limited by covenants related to the exit Term Loan facility upon bankruptcy emergence to not exceed $15,000,000. The company believes that its balances of cash and cash equivalents and borrowing facilities will be sufficient to meet its operating cash requirements and fund capital expenditures (refer to “Liquidity and Capital Resources”).

MD&A	Cash Flows

CASH FLOWS

The increase in cash used by operating activities for the three months ended March 31, 2023 was driven primarily by funding of an operating loss, accrued expenses and accounts payable partially offset by accounts receivable collections and lower inventory levels. In addition, 1Q23 cash flows from operations included funding of $10,706,000 in restructuring costs payments and $2,800,000 to fund a Directors and Officers insurance premium as a result of the bankruptcy filing.

The year over year change in cash flows related to investing activities was driven primarily by the proceeds from the sale of the respiratory business in 1Q23.
Cash flows provided by financing activities in the first three months of 2023 included debtor-in-possession (DIP) financings of $35,000,000, credit facility borrowings and repayments, and payments of financing costs and finance leases.

MD&A	Cash Flows

Free cash flow is a non-GAAP financial measure and is reconciled to the corresponding GAAP measure as follows:

($ in thousands USD)	1Q23	1Q22
Net cash used by operating activities	$(30,614)	$(27,698)
Plus: Sales of property and equipment	—	5
Less: Purchases of property and equipment	(1,978)	(2,131)
Free Cash Flow (usage)	$(32,592)	$(29,824)

Free cash flow (usage) for the first three months 2023 and 2022 was primarily impacted by the same items that affected cash flows used by operating activities. Free cash flow is a non-GAAP financial measure that is comprised of net cash provided (used) by operating activities less purchases of property and equipment plus proceeds from sales of property and equipment. Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the company and its ability to repay debt or make future investments (including acquisitions, etc.).
Generally, the first half of the year is cash consumptive and impacted by significant disbursements related to annual customer rebate payments which normally occur in the first quarter of the year. In addition, investment in inventory is typically heavy in the first half of the year.

MD&A	Cash Flows

The company's approximate cash conversion days at March 31, 2023, December 31, 2022 and March 31, 2022 were as follows:
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

ACCOUNTING ESTIMATES AND PRONOUNCEMENTS

CRITICAL ACCOUNTING ESTIMATES

The condensed consolidated financial statements in the report include accounts of the company and all majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements and related footnotes. In preparing the financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, thus, actual results could differ from these estimates. Refer to the Critical Accounting Estimates section within MD&A of company's Annual Report on Form 10-K for the period ending December 31, 2022.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For the company’s disclosure regarding recently issued accounting pronouncements, refer to Accounting Policies - Recent Accounting Pronouncements in the notes to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

MD&A	Forward-Looking Statements

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that describe future outcomes or expectations that are usually identified by words such as will,” "may," “should,” “could,” “plan,” “intend,” “expect,” “continue,” "forecast," “believe” and “anticipate,” as well as similar comments, denote forward-looking statements that are subject to inherent uncertainties that are difficult to predict. These include, for example, statements related to the company’s business and financial condition following its restructuring under Chapter 11. Actual results and events may differ significantly from those expressed or anticipated as a result of various risks and uncertainties, including the potential adverse effects of the Chapter 11 Cases on the company's liquidity and results of operations; employee attrition and the company’s ability to retain senior management and other key personnel due to the distractions and uncertainties; the company’s ability to comply with the restrictions imposed by the terms and conditions of its post-bankruptcy emergence financing arrangements; the company’s ability to maintain relationships with suppliers, customers, employees and other third parties and regulatory authorities as a result of the Chapter 11 Cases; the effects of the Chapter 11 Cases on the company and on the interests of various constituents, including holders of the company’s common stock; the Bankruptcy Court’s rulings in the Chapter 11 Cases, including the approvals of the terms and conditions of the plan of reorganization and financing arrangements, and the outcome of the Chapter 11 Cases generally; the length of time that the company operated under Chapter 11 protection and the continued availability of operating capital following the Chapter 11 Cases; increased administrative and legal costs related to the Chapter 11 process; and other inherent risks involved in a bankruptcy process, on-going supply chain challenges and component shortages; sales and free cash flow trends; the impact of contingency plans and cost containment actions; the company’s liquidity and working capital expectations; the company’s future financial results including expectations as to consolidated and segment revenue, net sales and profitability; the company’s future business plans and similar statements. The availability and cost to the company of needed products, components or raw materials from the company’s suppliers, including delivery delays and production interruptions from global supply chain challenges and supplier delivery holds resulting from past due payables; global shortages in, or increasing costs for, transportation and logistics services and capacity; the impact of political or geopolitical crises, such as the Russian war with Ukraine, and actions taken in response on global and regional economies and economic activity; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth, including negative conditions attributable to inflationary economic conditions, rising interest rates and credit market volatility; the effects of steps the company has taken or will take to reduce operating costs; the ability of the company to sustain profitable sales growth, achieve anticipated improvements in segment operating performance, convert high inventory levels to cash or reduce its costs; the ability of the company to successfully improve output and convert order backlog into sales; the ability of the company to successfully focus on lifestyle and mobility and seating products; lack of market acceptance of the company's new product innovations; potential adverse effects of revised product pricing and/or product surcharges on revenues or the demand for the company's products; circumstances or developments that may make the company unable to implement or realize the anticipated benefits, or that may increase the costs, of its current and planned business initiatives, in particular the key elements of its growth plans, such as its new product introductions, commercialization plans, additional investments in demonstration equipment, product distribution strategy in Europe, supply chain actions and global information technology insourcing and ERP implementation activities; possible adverse effects on the company's liquidity, including the company's ability to address future debt maturities or other obligations, including additional debt that may be incurred in the future; potential limitations on the company’s business activities from obligations in the company’s debt agreements; adverse changes in government and third-party payor reimbursement levels and practices; consolidation of dealers or healthcare providers; decreased availability or increased costs of materials which could increase the company’s cost of producing or acquiring the company’s products, including the adverse impacts of tariffs and increases in commodity costs or freight costs; increasing pricing pressures in the markets for the company's products; risks of failures in, or disruptions to, legacy IT systems; risks of cybersecurity attack, data breach or data loss and/or delays in or inability to recover or restore data and IT systems; adverse effects of the company's consent decree of injunction with the U.S. Food and Drug Administration (FDA), including but not limited to, compliance costs, inability to rebuild negatively impacted customer relationships, unabsorbed capacity utilization, including fixed costs and overhead; any circumstances or developments that might adversely impact the company's quality systems at the facilities impacted by the consent decree, including any possible failure to comply with the consent decree or FDA regulations or the inability to adequately address the matters identified in the FDA Letters; regulatory proceedings or the company's failure to comply with regulatory requirements or receive regulatory clearance or approval for the company's products or operations in the United States or abroad; adverse effects of regulatory or governmental inspections of the company's facilities at any time and governmental enforcement actions; product liability or warranty claims; product recalls, including more extensive warranty or recall experience than expected; possible adverse effects of being leveraged, including interest rate or event of default risks; exchange rate fluctuations, particularly in light of the relative importance of the company's foreign operations to its overall financial performance; legal actions, including adverse judgments or settlements of litigation or claims in excess of available insurance limits; tax rate fluctuations; additional tax expense or additional tax exposures, which

MD&A	Forward-Looking Statements

could affect the company's future profitability and cash flow; uncollectible accounts receivable; risks inherent in managing and operating businesses in many different foreign jurisdictions; heightened vulnerability to a hostile takeover attempt or other shareholder activism; provisions of Delaware law or in the company's debt agreements, charter documents or other agreements that may prevent or delay a change in control, as well as the risks described elsewhere in this Quarterly Report on Form 10-Q and from time to time in the company's reports as filed with the Securities and Exchange Commission. The company may not be able to predict and may have little or no control over many factors or events that may influence its future results and, except to the extent required by law, the company does not undertake and specifically declines any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

Financial Statements

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements.

INVACARE CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(In thousands, except per share data)	Three Months Ended March 31,
	2023	2022
Net sales	$165,481	$200,988
Cost of products sold	121,637	153,259
Gross Profit	43,844	47,729
Selling, general and administrative expenses	53,809	60,564
Net gain on sale of businesses	(4,212)	—
Charges related to restructuring activities	4,694	3,790
Operating Loss	(10,447)	(16,625)
Net gain on convertible debt derivatives	(85)	—
Interest expense (excludes contractual interest of $2,269 for the three months ended March 31, 2023)	9,101	6,252
Interest income	(17)	—
Reorganization items, net	20,791	—
Loss Before Income Taxes	(40,237)	(22,877)
Income tax provision	940	1,320
Net Loss	$(41,177)	$(24,197)

Net Loss per Share—Basic	$(1.08)	$(0.69)
Weighted Average Shares Outstanding—Basic	37,994	35,046
Net Loss per Share—Assuming Dilution	$(1.08)	$(0.69)
Weighted Average Shares Outstanding—Assuming Dilution	38,037	35,419

Net Loss	$(41,177)	$(24,197)
Other comprehensive income (loss):
Foreign currency translation adjustments	5,813	(6,342)
Defined benefit plans:
Amortization of prior service costs and unrecognized losses	30	224
Deferred tax adjustment resulting from defined benefit plan activity	(5)	(47)
Valuation reserve associated with defined benefit plan activity	5	47
Current period gain on cash flow hedges	—	880
Deferred tax provision related to gain on cash flow hedges	—	(56)
Other Comprehensive Income (Loss)	5,843	(5,294)
Comprehensive Loss	$(35,334)	$(29,491)
See notes to condensed consolidated financial statements.

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)
Condensed Consolidated Balance Sheets

	(unaudited)
	March 31, 2023	December 31, 2022
Assets	(In thousands)
Current Assets
Cash and cash equivalents	$66,284	$58,792
Trade receivables, net	82,659	87,952
Installment receivables, net	263	311
Inventories, net	103,635	112,561
Other current assets	32,947	39,702
Total Current Assets	285,788	299,318
Other Assets	4,610	5,159
Intangibles, net	21,771	21,669
Property and Equipment, net	50,514	51,533
Finance Lease Assets, net	55,809	56,272
Operating Lease Assets, net	12,111	10,737
Goodwill	331,513	326,281
Total Assets	$762,116	$770,969
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$72,588	$104,590
Accrued expenses	77,712	106,091
Current taxes payable	2,636	2,774
Current portion of long-term debt	35,656	154
Current portion of finance lease obligations	3,162	3,106
Current portion of operating lease obligations	4,142	3,420
Total Current Liabilities	195,896	220,135
Long-Term Debt	137,241	354,087
Finance Lease Long-Term Obligations	57,808	57,994
Operating Leases Long-Term Obligations	7,956	7,259
Other Long-Term Obligations	29,650	50,402
Liabilities Subject to Compromise	287,626	—
Shareholders’ Equity
Preferred Shares (Authorized 300 shares; none outstanding)	—	—
Common Shares (Authorized 150,000 shares; 42,518 and 42,540 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively)—no par	10,812	10,812
Class B Common Shares (Authorized 12,000 shares; 4 and 4 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively)—no par	2	2
Additional paid-in-capital	281,547	281,366
Retained earnings (accumulated deficit)	(119,603)	(78,426)
Accumulated other comprehensive income (loss)	(18,880)	(24,723)
Treasury Shares (4,536 and 4,536 shares at March 31, 2023 and December 31, 2022, respectively)	(107,939)	(107,939)
Total Shareholders’ Equity	45,939	81,092
Total Liabilities and Shareholders’ Equity	$762,116	$770,969
See notes to condensed consolidated financial statements.

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)
Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Three Months Ended March 31,
	2023	2022
Operating Activities	(In thousands)
Net loss	$(41,177)	$(24,197)
Adjustments to reconcile net loss to net cash used by operating activities:
Net gain on sale of businesses	(4,212)	—
Depreciation and amortization	3,570	3,942
Amortization of operating lease right of use assets	1,226	1,375
Provision for losses on trade and installment receivables	24	96
Provision (benefit) for deferred income taxes	(38)	95
Provision (benefit) for other deferred liabilities	169	(44)
Provision for equity compensation	181	310
Gain on disposals of property and equipment	(87)	(34)
Reorganization items, net (1)	5,464	—
Amortization of convertible debt discount, term loan original issuance discount and accretion of convertible debt	960	911
Amortization of debt fees	1,817	615
Net gain on convertible debt derivatives	(85)	—
Other non-cash	184	—
Changes in operating assets and liabilities:
Trade receivables	5,605	10,481
Installment sales contracts, net	110	247
Inventories, net	2,980	(3,615)
Other current assets	6,976	(3,361)
Accounts payable	(3,201)	(8,323)
Accrued expenses	(10,765)	(4,372)
Other long-term liabilities	(315)	(1,824)
Net Cash Used by Operating Activities	(30,614)	(27,698)
Investing Activities
Purchases of property and equipment	(1,978)	(2,131)
Proceeds from sale of property and equipment	—	5
Proceeds from sale of businesses	11,596	—
Change in other long-term assets	2	(91)
Other	(540)	4
Net Cash Provided (Used) by Investing Activities	9,080	(2,213)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	43,042	3,484
Payments on revolving lines of credit and finance leases	(10,274)	(4,420)
Payment of financing costs (1)	(4,155)	(244)
Net Cash Provided (Used) by Financing Activities	28,613	(1,180)
Effect of exchange rate changes on cash	413	(317)
Increase (decrease) in cash and cash equivalents	7,492	(31,408)
Cash and cash equivalents at beginning of year	58,792	83,745
Cash and cash equivalents at end of period	$66,284	$52,337
(1) Includes cash outflows of $3,664 for DIP financing costs.

See notes to condensed consolidated financial statements.

Financial Statements

INVACARE CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)
Condensed Consolidated Statements of Shareholders' Equity (unaudited)

(In thousands)	Common Shares	Class B Shares	Additional Paid-in- Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Total
January 1, 2023 Balance	$10,812	$2	$281,366	$(78,426)	$(24,723)	$(107,939)	$81,092
Performance awards	—	—	(54)	—	—	—	(54)
Restricted share awards	—	—	235	—	—	—	235
Net loss	—	—	—	(41,177)	—	—	(41,177)
Foreign currency translation adjustments	—	—	—	—	5,813	—	5,813
Defined benefit plans: Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	30	—	30
Total comprehensive loss	—	—	—	—	—	—	(35,334)
March 31, 2023 Balance	$10,812	$2	$281,547	$(119,603)	$(18,880)	$(107,939)	$45,939

January 1, 2022 Balance	$9,977	$2	$276,665	$22,645	$16,988	$(107,788)	$218,489
Performance awards	—	—	(345)	—	—	—	(345)
Restricted share awards	—	—	655	—	—	—	655
Net loss	—	—	—	(24,197)	—	—	(24,197)
Foreign currency translation adjustments	—	—	—	—	(6,342)	—	(6,342)
Unrealized gain on cash flow hedges	—	—	—	—	824	—	824
Defined benefit plans: Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	224	—	224
Total comprehensive loss	—	—	—	—	—	—	(29,491)
March 31, 2022 Balance	$9,977	$2	$276,975	$(1,552)	$11,694	$(107,788)	$189,308

See notes to condensed consolidated financial statements.

Notes to Financial Statements	Accounting Policies

Accounting Policies

Principles of Consolidation: The condensed consolidated financial statements include the accounts of the company and its wholly owned subsidiaries and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of March 31, 2023 and the results of its operations and changes in its cash flow for the three months ended March 31, 2023 and 2022, respectively. The European segment's fiscal calendar runs December 1st through November 30th in order to meet filing deadlines. For the first quarter, the financial results are consolidated for the European segment using a February 28 quarter end for 2023 and 2022. This is consistent with prior filings the company has made historically. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the company's financial statements. All significant intercompany transactions are eliminated. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year.
Going Concern:    The company's financial statements have been prepared under the assumption that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the normal course of business. In connection with the preparation of the condensed consolidated financial statements, the company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, that raised substantial doubt as to the company's ability to continue as a going concern.
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
In light of the company's Chapter 11 Cases and such status as of the end of the first quarter of 2023, the company's ability to continue as a going concern was contingent upon, among other things, the company's ability to, subject to approval by the Bankruptcy Court, implement a plan of reorganization, emerge from the Chapter 11 proceedings and generate sufficient liquidity following the reorganization to meet contractual obligations and operating needs. The Chapter 11 Cases created certain risks and uncertainties related to, among other things, (i) the company's ability to obtain requisite support for the plan of reorganization from various stakeholders, and (ii) the disruptive effects of the Chapter 11
Cases on the company's business making it potentially more difficult to maintain business, financing and operational relationships.
Given the inherent risks, unknown results and inherent uncertainties associated with the bankruptcy process and direct correlation between these matters and the company’s ability to satisfy its financial obligations that may arise, the company concluded that given status of events known as of March 31, 2023, there continued to be doubt it may continue to operate as a going concern.
On May 5, 2023, the company emerged from Bankruptcy with a recapitalized balance sheet to include a new asset-based lending credit facility (“New ABL”) with borrowing capacity up to $40,000,000, $85,000,000 secured term loan due 2027, $46,475,000 7.50% secured convertible notes due 2028 and $75,000,000 of 9.00% convertible preferred stock. Unsecured convertible 2024 and 2026 notes, including accretion, of $220,367,000 and accrued interest were cancelled. Further, $35,500,000 of the DIP Term Loan and the $13,870,000 DIP ABL were repaid and $13,400,000 of the New ABL was drawn. The company believes the business plan of reorganization, which was approved by the bankruptcy court, was sufficient to emerge from the Chapter 11 proceedings and should generate additional liquidity following the reorganization, as well as being predicated on improved operating performance of the business, and in particular the North America business, to meet contractual obligations and operating needs. If the company's operating results decrease as the result of pressures on the business due to, for example, prolonged, or worsening of, negative impacts on the company's supply chain, and actions taken in response on global and regional economies and economic activity, inflationary economic conditions, increases in interest rates on floating-rate debt, currency fluctuations or regulatory issues, or the company's failure to execute its business plans or if the company's business improvement actions take longer than expected to materialize or development of one or more of the other risks, the company may require additional financing, or may be unable to comply with its obligations under the credit facilities or its other obligations, and its lenders or creditors could demand repayment of any amounts outstanding.
Bankruptcy Accounting: For the periods following the Petition Date, the company has applied Accounting Standards Codification (“ASC”) 852 - Reorganizations in preparing the condensed consolidated financial statements. ASC 852 requires the financial statements, for periods subsequent to the commencement of the Chapter 11 Cases, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain charges incurred during the three months

Notes to Financial Statements	Accounting Policies

ended March 31, 2023 related to the bankruptcy proceedings, including unamortized long-term debt fees and discounts associated with debt classified as Liabilities Subject to Compromise, are recorded as Reorganization items, net. In addition, pre-petition Debtor obligations that may be impacted by the Chapter 11 Cases have been classified on the condensed consolidated balance sheet at March 31, 2023 as Liabilities Subject to Compromise. These liabilities are reported at the amounts the company anticipates will be allowed by the Bankruptcy Court, even if they may ultimately be settled for lesser amounts. See below for more information regarding Reorganization items.
Debtor-In-Possession: The Debtors were operating as debtors in possession in accordance with the applicable provisions of the Bankruptcy Code. The Bankruptcy Court approved motions filed by the Debtors that were designed primarily to mitigate the impact of the Chapter 11 Cases on the company’s operations, customers and employees. In general, as debtors-in-possession under the Bankruptcy Code, the Debtors were authorized to continue to operate as an ongoing business but could not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Pursuant to first day motions and second day motions filed with the Bankruptcy Court, the Bankruptcy Court authorized the Debtors to conduct their business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing the Debtors to: (i) pay employees’ wages and related obligations; (ii) continue to operate their cash management system in the ordinary course of business similar to pre-petition practice; (iii) use cash collateral; (iv) continue to maintain certain customer programs; (v) pay taxes in the ordinary course; and (vi) maintain their insurance program in the ordinary course.
Automatic Stay: Subject to certain specific exceptions under the Bankruptcy Code, the Bankruptcy Petitions automatically stayed most judicial or administrative actions against the Debtors and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims. Absent an order from the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to settlement under the Bankruptcy Code. See Note Condensed Combined Debtor-In-Possession Financial Information for additional information. On May 5, 2023, in connection with the company's emergence from bankruptcy, the automatic stay was lifted.
Executory Contracts: Subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, amend or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors from performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with the Debtors in this document, including where applicable a quantification of the company’s obligations under any such executory contract or unexpired lease of the Debtors, is qualified by any overriding rejection rights the company has under the Bankruptcy Code.
Potential Claims: Certain holders of pre-petition claims that are not governmental units were required to file proofs of claim by the deadline for general claims, which was on March 16, 2023 at 5:00 p.m. (the “Bar Date”). These claims will be reconciled to amounts recorded in the company’s accounting records. Differences in amounts recorded and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court, where appropriate. The company may ask the Bankruptcy Court to disallow claims that the company believes are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. In addition, as a result of this process, the company may identify additional liabilities that will need to be recorded or reclassified to Liabilities Subject to Compromise. In light of the substantial number of claims filed, the claims resolution process may take considerable time to complete and likely will continue after the Company Parties emerge from bankruptcy.
Reorganization Items, Net: The Company Parties have incurred and will continue to incur significant costs associated with the reorganization, primarily legal, investment banking, financial advisory and other professional fees, the write-off of deferred long-term debt fees on debt subject to compromise, net expenses incurred due to the termination and modification of lease agreements, and gain on settlements of pre-petition claims. The amount of these charges, which since the Petition Date are being expensed as incurred, are expected to significantly affect the company’s results of operations. Professional fees incurred prior to the Petition Date but related to the bankruptcy filing have been recorded as charges related to restructuring activities in the condensed consolidated statement of comprehensive income (loss). In accordance with applicable guidance, costs associated with the bankruptcy proceedings subsequent to the Petition Date have been recorded as Reorganization items, net within the company's accompanying condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2023. See Note Reorganization Items, Net.
Financial Statement Classification of Liabilities Subject to Compromise: The accompanying condensed consolidated balance sheet as of March 31, 2023 includes amounts

Notes to Financial Statements	Accounting Policies

classified as Liabilities Subject to Compromise, which represent liabilities the company anticipates will be allowed as claims in the Chapter 11 Cases. These amounts represent the Debtors’ current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases and may differ from actual future settlement amounts paid. Differences between liabilities estimated and claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. The company will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary. Such adjustments may be material. See Note Liabilities Subject to Compromise.
Plan of Reorganization: On April 28, 2023, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the First Amended Joint Chapter 11 Plan of of Reorganization of Invacare Corporation and its Debtor Affiliates (Technical Modifications) (the “Plan”). The Plan is attached to the Confirmation Order as Exhibit A. On May 5, 2023, the company emerged from bankruptcy and consummated the transactions contemplated in the Plan.
Use of Estimates: The condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates.

Notes to Financial Statements	Divested Businesses

Divested Businesses

On January 30, 2023, the company completed the sale of its respiratory business assets to Ventec Life Systems, Inc, a Delaware corporation and subsidiary of React Health, LLC (the “Purchaser”), pursuant to an Asset Purchase Agreement dated as of January 30, 2023 (the “Purchase Agreement”). The purchase price paid by the Purchaser was $11,925,644 in cash payable at closing.
The Purchase Agreement contains customary indemnification obligations of each party with respect to breaches of their respective representations, warranties and covenants, and certain other specified matters, which are subject to certain exceptions, terms and limitations described further in the Purchase Agreement. The company agreed to non-competition obligations with respect to respiratory products for a five-year period following the Transaction, which are more fully described in the Purchase Agreement. In addition, the company entered into a supply agreement and a transition services agreement with the Purchaser to provide for, among other matters, the ongoing parts and service and support for the warranty and non-warranty service of respiratory products in the field. The foregoing description of the Purchase Agreement is a summary, does not purport to be complete and is qualified in its entirety by reference to the Purchase Agreement.

On January 27, 2023, the company completed the sale of its Top End® sports and recreational wheelchair and handcycle business net assets to Top End Sports, LLC. Cash proceeds on the sale were not material to the company.

The net gain on the sale of these businesses was $4,212,000 for the three months ended March 31, 2023.

Notes to Financial Statements	Current Assets

Current Assets

Receivables

Receivables consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Accounts receivable, gross	$101,991	$112,659
Customer rebate reserve	(7,853)	(11,569)
Cash discount reserves	(7,042)	(8,756)
Allowance for doubtful accounts	(3,143)	(3,279)
Other, principally returns and allowances reserves	(1,294)	(1,103)
Accounts receivable, net	$82,659	$87,952

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

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Substantially all the company’s receivables are due from healthcare, medical equipment providers and long-term care facilities predominantly located throughout the United States, Australia, Canada, New Zealand and Europe. A significant portion of products sold to providers, both foreign and domestic, are ultimately funded through government reimbursement programs such as Medicare and Medicaid in the U.S. As a consequence, changes in these programs can have an adverse impact on dealer liquidity and profitability.

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

In Europe, expected losses are determined by each location in each country. Most locations have a majority of their receivables assigned to the low risk pool, which has an average expected loss percentage of 0.3%. About half of the locations have a portion of their receivables assigned as medium risk with an average expected loss percentage of 0.8%. Only a few locations have any receivables characterized as high risk and the average credit loss percentage for those locations is 2.3%. Collection risk is generally low as payment terms in certain key markets, such as Germany, are immediate and in many locations the ultimate customer is the government.

In the Asia Pacific region, receivables are characterized as low risk, which have an average expected loss percentage of 1.0%. Historical losses are low in this region where the use of credit insurance is often customary.

Notes to Financial Statements	Current Assets

The movement in the trade receivables allowance for doubtful accounts was as follows (in thousands):

Three Months Ended March 31, 2023
Balance as of beginning of period	$3,279
Current period provision	24
Recoveries (direct write-offs), net	(160)
Balance as of end of period	$3,143

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

The company has recorded a contingent liability in the amount of $286,000 related to the contingent aspect of the company's guarantee associated with its arrangement with DLL. The contingent liability is recorded applying the same expected loss model used for the trade and installment receivables recorded on the company's books. Specifically, historical loss history is used to determine the expected loss percentage, which is then adjusted judgmentally to consider other factors, as needed.

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

Notes to Financial Statements	Current Assets

Installment receivables consist of the following (in thousands):

	March 31, 2023			December 31, 2022
	Current	Long-Term	Total	Current	Long-Term	Total
Installment receivables	$263	$197	$460	$311	$266	$577
Allowance for doubtful accounts	—	—	—	—	—	—
Installment receivables, net	$263	$197	$460	$311	$266	$577

No sales of installment receivables were made by the company during the quarter.

Installment receivables by class as of March 31, 2023 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
Asia Pacific
Non-impaired installment receivables with no related allowance recorded	460	460	—	—
Total installment receivables	$460	$460	$—	$—
Installment receivables by class as of December 31, 2022 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
Asia Pacific
Non-impaired installment receivables with no related allowance recorded	577	577	—	—
Total installment receivables	$577	$577	$—	$—

The aging of the company’s installment receivables was as follows (in thousands):

	March 31, 2023		December 31, 2022
	Total	Asia Pacific	Total	Asia Pacific
Current	$460	$460	$533	$533
0-30 days past due	—	—	44	44
31-60 days past due	—	—	—	—
61-90 days past due	—	—	—	—
90+ days past due	—	—	—	—
	$460	$460	$577	$577

Notes to Financial Statements	Current Assets

Inventories, Net

Inventories consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$50,385	$45,476
Finished goods	44,263	57,174
Work in process	8,987	9,911
Inventories, net	$103,635	$112,561

Other Current Assets

Other current assets consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Tax receivables principally value added taxes	$11,498	$22,946
Prepaid insurance	4,353	1,223
Prepaid inventory and freight	3,519	3,077
Service contracts	1,987	1,366
Receivable due from information technology provider	1,965	934
Recoverable income taxes	1,358	1,990
Derivatives (foreign currency forward exchange contracts)	—	1,117
Deferred financing fees	—	339
Prepaid and other current assets	8,267	6,710
Other Current Assets	$32,947	$39,702

The receivable due from information technology provider is related to the Master Services Agreement with Birlasoft Solutions Inc. which was terminated on January 27, 2023 for breach of the agreement, including but not limited to Birlasoft's failure to meet transformation milestones, failure to provide services, and breach of representations, warranties and covenants in the Master Services Agreement. This receivable relates to the period prior to the bankruptcy filing. Collection of such receivable will be impacted by the outcome of the bankruptcy proceedings. Subsequent to quarter ended March 31, 2023, the company reached a settlement with Birlasoft Solutions Inc. which was approved by the Bankruptcy Court for a settlement payment of $2,000,000 by the company for disengagement services to be provided by Birlasoft and completed on or about May 31, 2023.

Notes to Financial Statements	Long-Term Assets

Long-Term Assets

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Cash surrender value of life insurance policies	$2,708	$2,686
Deferred income taxes	1,330	1,102
Installment receivables	197	266
Investments	87	85
Deferred financing fees	—	733
Other	288	287
Other Long-Term Assets	$4,610	$5,159
Property and Equipment
Property and equipment consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Machinery and equipment	$264,629	$269,835
Capitalized software	30,921	30,923
Land, buildings and improvements	25,554	25,095
Furniture and fixtures	8,113	8,053
Leasehold improvements	4,684	4,802
Property and Equipment, gross	333,901	338,708
Accumulated depreciation	(283,387)	(287,175)
Property and Equipment, net	$50,514	$51,533

Machinery and equipment includes demonstration units placed in provider locations which are depreciated to their estimated recoverable values over their estimated useful lives.

In 2019, the company initiated the first stage of an Enterprise Resource Planning ("ERP") software implementation. Related to the ERP project, the company capitalized certain costs in accordance with ASC 350 as shown in capitalized software above. The net book value of capitalized software was $25,180,000 and $26,015,000 at March 31, 2023 and December 31, 2022, respectively. Depreciation expense related to capitalized software was $833,000 and $677,000 for the three months ended March 31, 2023 and March 31, 2022, respectively.

Notes to Financial Statements	Long-Term Assets

Goodwill
The change in goodwill from December 31, 2022 to March 31, 2023 was due to foreign currency translation.
In accordance with Intangibles—Goodwill and Other, ASC 350, goodwill is tested annually for impairment or whenever events or changes in circumstances indicate the carrying value of a reporting unit could be above its fair value. A reporting unit is defined as an operating segment or one level below. The company has determined that its reporting units are North America, Europe and Asia Pacific.
Assessment for impairment indicators for the first quarter of 2023 included considerations of the Chapter 11 Cases which were also assessed for the fourth quarter of 2022. Both assessments for the first quarter of 2023 and fourth quarter of 2022 concluded an updated quantitative assessment was not warranted.
Refer to Goodwill in the company's Annual Report on Form 10-K for the period ending December 31, 2022 for further disclosure regarding the company's annual impairment assessment methodology.

Notes to Financial Statements	Long-Term Assets

Intangibles

The company's intangibles consist of the following (in thousands):

	March 31, 2023		December 31, 2022
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer lists	$49,129	$49,129	$48,515	$48,515
Trademarks	19,116	—	18,867	—
Developed technology	7,231	6,973	7,154	6,859
Patents	4,088	4,088	4,092	4,092
License agreements	3,982	1,591	3,981	1,480
Other	1,148	1,142	1,148	1,142
Intangibles	$84,694	$62,923	$83,757	$62,088

All of the company’s intangible assets have been assigned definite lives and continue to be amortized over their useful lives, except for trademarks shown above, which have indefinite lives.

The changes in intangible balances reflected on the balance sheet from December 31, 2022 to March 31, 2023 were primarily the result of foreign currency translation on historical cost and accumulated amortization as well as new license agreements.
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
The company evaluates the carrying value of indefinite-lived assets annually in the fourth quarter and whenever events or circumstances indicate possible impairment.
Any impairment for indefinite-lived intangible assets is calculated as the difference between the future discounted cash flows expected to be generated by the asset and the carrying value of the asset.
Amortization expense related to intangible assets was $153,000 in the first three months of 2023 and is expected to be $611,000 in 2023, $568,000 in 2024, $439,000 in 2025, $437,000 in 2026, $310,000 in 2027 and $212,000 in 2028. Amortized intangible assets are being amortized on a straight-line basis over remaining lives of 2 to 7 years with a weighted average remaining life of approximately 5.4 years.

Notes to Financial Statements	Current Liabilities

Current Liabilities

Accrued Expenses

Accrued expenses consist of accruals for the following (in thousands):

	March 31, 2023	December 31, 2022
Salaries and wages	$17,553	$19,307
Reorganization items, net	15,051	—
Taxes other than income taxes, primarily value added taxes	12,084	27,106
IT service contracts	7,528	5,581
Warranty	7,026	7,981
Professional	6,616	11,267
Interest	6,359	6,900
Freight	4,324	4,542
Product line exit obligations	3,743	3,743
Product liability, current portion	2,344	2,125
Severance	1,979	3,472
Rebates	1,840	4,923
Deferred revenue	1,507	2,279
Insurance	770	951
Supplemental executive retirement program liability	391	391
Derivative liabilities (foreign currency forward exchange contracts)	—	137
Other items, principally trade accruals	7,345	5,386
Accrued Expenses, prior to reclassification to Liabilities Subject to Compromise	$96,460	$106,091
Less: Amounts reclassified to Liabilities Subject to Compromise	18,748	—
Accrued Expenses	$77,712	$106,091
Generally, the company's products are covered by warranties against defects in material and workmanship for various periods depending on the product from the date of sale to the customer. Certain components carry a lifetime warranty. A provision for estimated warranty cost is recorded at the time of sale based upon actual experience. In addition, the company has sold extended warranties that, while immaterial, require the company to defer the revenue associated with those warranties until earned. The company has established procedures to appropriately defer such revenue. The company continuously assesses the adequacy of its product warranty accrual and makes adjustments as needed. Historical analysis is primarily used to determine the company's warranty reserves. Claims history is reviewed and provisions are adjusted as needed. However, the company does consider other events, such as product field actions and recalls, which could require additional warranty reserve provisions.

Accrued rebates relate to several volume incentive programs the company offers its customers. The company accounts for these rebates as a reduction of revenue when the products are sold. Rebates are netted against gross accounts receivables. If rebates are in excess of such receivables, they are then classified as accrued expenses. The reduction in accrued rebates from December 31, 2022 to March 31, 2023 primarily relates to payments principally made in the first quarter each year, earned from the previous year.

Notes to Financial Statements	Current Liabilities

The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

Balance as of January 1, 2023	$7,981
Warranties provided during the period	396
Settlements made during the period	(1,194)
Changes in liability for pre-existing warranties during the period, including expirations	(157)
Balance as of March 31, 2023	$7,026

Warranty reserves are subject to adjustment in future periods as new developments change the company's estimate of the total cost. The lower balance at March 31, 2023 is primarily attributable to favorable claim development and lower sales, specifically respiratory products.

Notes to Financial Statements	Long-Term Liabilities

Long-Term Liabilities

Long-Term Debt

Debt consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Convertible senior notes Series I at 5.00%, due in November 2024	72,909	72,408
Convertible senior notes Series II at 5.00%, due in November 2024	77,758	76,719
Convertible senior notes at 4.25%, due in March 2026	69,700	67,665
Secured convertible senior notes at 5.68%, due in July 2026	37,404	37,240
Term loan, due in July 2026	50,954	82,808
DIP term loan, due upon emergence or by June 2, 2023	68,499	—
Other obligations	16,040	17,401
Total debt, prior to reclassification to Liabilities Subject to Compromise	393,264	354,241
Less current maturities of long-term debt	(35,656)	(154)
Less amounts reclassified to Liabilities Subject to Compromise	220,367	—
Long-Term Debt	$137,241	$354,087

Events of Default

The Company Parties filed voluntary petitions under Chapter 11 on January 31, 2023, which constitutes an event of default which accelerated the Debtor' obligations described below. As such, unsecured convertible senior notes have been classified as Liabilities Subject to Compromise in the accompanying condensed consolidated balance sheets at March 31, 2023. Refer to Accounting Policies in the notes to the financial statements for further detail on the Company Parties’ voluntary reorganization under Chapter 11.

The Prior ABL Credit Agreement was amended and restated (the “Prior ABL” or "Prior ABL Credit Agreement") on July 26, 2022. The Prior ABL was entered into by and among the company, certain of the company’s direct and indirect U.S. and Canadian subsidiaries and PNC Bank, National Association (“PNC”).

On February 2, 2023 the company entered into a Debtor-in-Possession Revolving Credit and Security Agreement (“DIP ABL”) with PNC, which replaced the Prior ABL Credit Agreement, with a maturity of June 2, 2023 or upon emergence from bankruptcy. On May 5, 2023 the DIP ABL was repaid upon the company's emergence from bankruptcy.

The company had outstanding borrowings of $13,870,000 under its DIP ABL as of March 31, 2023. The company had outstanding borrowings of $15,220,000 under its Prior ABL as of December 31, 2022.

The company had outstanding letters of credit of $3,249,000 and $4,229,000 as of March 31, 2023 and December 31, 2022, respectively. Outstanding letters of credit and other reserves impacting borrowing capacity were $3,187,000 and $3,654,000 as of March 31, 2023 and December 31, 2022, respectively.
Prior ABL Credit Agreement
On July 26, 2022, the company entered into a Second Amended and Restated Revolving Credit and Security Agreement (the “Prior ABL Credit Agreement” or "Prior ABL"), amending and restating the company’s existing Revolving Credit and Security Agreement, as amended (the “Prior Credit Agreement”). The Prior ABL Credit Agreement was entered into by and among the company, certain of the company’s direct and indirect domestic and Canadian subsidiaries (together with the company, the “Borrowers”), certain other of the company’s direct and indirect domestic and Canadian subsidiaries (the “Guarantors”), and PNC and JPMorgan Chase Bank, N.A. (the “ABL Lenders”). PNC is the administrative agent (the “Administrative Agent”) under the Prior ABL Credit Agreement.
The Prior ABL Credit Agreement retained the existing asset-based lending senior secured revolving credit facility provided for the company and the domestic and Canadian Borrowers under the Prior Credit Agreement but extended the maturity date to January 16, 2026, reduced the maximum aggregate principal amount the company and the domestic and Canadian Borrowers could borrow to $35,000,000, limited the borrowing base thereunder to eligible domestic and Canadian

Notes to Financial Statements	Long-Term Liabilities

accounts receivable and included a minimum availability reserve of $3,000,000. Borrowings under the Prior ABL Credit Agreement were subject to a springing maturity date of 191 days prior to the maturity dates of certain convertible notes due 2024 and 2026, and 100 days prior to the maturity date of the Secured Term Loan under the Highbridge Loan Agreement, if such notes or such term loan remain outstanding as of such respective dates. The Prior ABL Credit Agreement also permitted the loans made under the Highbridge Loan Agreement. The aggregate borrowing availability under the Prior ABL Credit Agreement was determined based on a borrowing base formula.
Interest accrued on outstanding indebtedness under the Prior ABL Credit Agreement at an adjusted Term SOFR rate, plus a margin of 3.25%, or for swing line loans and prime rate revolving loans, at the overnight Prime rate, plus a margin of 2.25%.
The Prior ABL Credit Agreement contained customary terms and covenants and negative covenants, such as limitations on indebtedness, liens, fundamental changes, asset sales, investments and other matters customarily restricted in such agreements. Most of these restrictions were subject to certain minimum thresholds and exceptions. The Prior ABL Credit Agreement also contained customary events of default, after which the revolving loan may be due and payable immediately, including, without limitation, payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, judgments against the company and its subsidiaries, change in control and lien priority.
In connection with entering into the company's Prior ABL Credit Agreement, the company incurred fees which were capitalized and were being amortized as interest expense. Unamortized debt issuance costs of $1,036,000 were written off to Reorganization items, net upon bankruptcy petition.
Debtor-in-Possession (DIP) Term Loan and ABL Facilities
On January 31, 2023, the Debtors entered into a Restructuring Support Agreement (the “Restructuring Support Agreement” or “RSA”) with certain prepetition stakeholders (the “Consenting Stakeholders”). The Consenting Stakeholders represent holders of at least a majority of the aggregate principal amount of the Company Parties’ debt obligations under various debt agreements. Under the RSA, the Consenting Stakeholders have agreed, subject to certain terms and conditions, to support a financial restructuring (the “Restructuring”) of the existing debt of, existing equity interests in, and certain other obligations of the Debtors. The Restructuring Support Agreement contemplated: (a) the Debtors’ entry into the $70,000,000 debtor-in-possession term loan facility, (b) the Debtors’ entry into the $17,425,000 debtor-in-possession ABL facility; (c) the consummation of a rights offering, backstopped by members of the Ad Hoc Committee of Noteholders (the “Backstop Parties”) pursuant to a certain Backstop Commitment Agreement (the “Backstop Commitment Agreement”); (d) issuance of the new common equity; (e) exit takeback financing in the form of an Exit Term Loan Facility and Exit Secured Convertible Notes, and (f) as necessary, exit financing in the form of the Exit NA ABL Facility and Exit EMEA ABL Facility.
The DIP Term Loan bears interest at a rate of 15.00% per year payable on the last business day of each calendar month and matured on May 5, 2023. The DIP ABL bears interest at a rate of 4.25% plus the Alternate Base Rate payable on the last business day of each calendar month and matured on May 1, 2023.
The Alternate Base Rate shall mean, for any day, a rate per annum equal to the highest of (a) the Base Rate in effect on such day, (b) the sum of the Overnight Bank Funding Rate in effect on such day plus one half of one percent (0.5%), and (c) the sum of Adjusted Daily Simple SOFR in effect on such day plus one percent (1.0%), so long as Daily Simple SOFR is offered, ascertainable and not unlawful; provided, however, if the Alternate Base Rate as determined above would be less than zero, then such rate shall be deemed to be zero. Any change in the Alternate Base Rate (or any component thereof) shall take effect at the opening of business on the day such change occurs.

The company was in compliance with the DIP Term Loan and DIP ABL facility covenants at March 31, 2023.

As of March 31, 2023, the company had a gross borrowing availability of $14,023,000 under the DIP ABL, considering the minimum availability reserve, then-outstanding letters of credit and other reserves and had borrowings of $13,870,000. The DIP ABL is classified as long-term debt as the company intends to have an exit ABL facility upon emergence from bankruptcy

As of March 31, 2023, the company had borrowings of $70,000,000 under the DIP Term Loan. Refer to Debtor-in-Possession Term Loan due June 2, 2023 section below.
Convertible senior notes due 2022

In 2017, the company issued $120,000,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2022 (the “2022 Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 Notes matured on June 1, 2022. At maturity, $2,650,000 principal amount of the 2022 Notes was outstanding, which the company repaid in cash.

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

Warrants relating to the 2022 Notes outstanding on March 31, 2023 were 1,113,854. If exercised, one common share is issued upon exercise of each warrant but may be adjusted under certain circumstances if the relevant share price exceeds the warrant strike price for the relevant measurement period at the time of exercise. Common shares are reserved for issuance upon exercise of the remaining warrants relating to the 2022 Notes at two common shares per warrant. The warrants began to expire on September 1, 2022 and then partially expire on each trading day over the 220 trading day period following September 1, 2022.

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

Notes to Financial Statements	Long-Term Liabilities

The liability components of the Series I 2024 Notes consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Principal amount of liability component	$72,909	$72,909
Debt fees	—	(501)
Net carrying amount of liability component	$72,909	$72,408

The effective interest rate on the liability component was 8.8% upon original issuance including consideration of the discount. Total interest expense includes coupon interest and amortization of debt fees. Interest expense of $303,000 was accrued for the three months ended March 31, 2023 compared to $911,000 for the three months ended March 31, 2022 based on the stated coupon rate of 5.0%. Interest expense was not recorded after the Bankruptcy filing date as the debt is expected to be compromised. The Series I 2024 Notes were not convertible as of March 31, 2023 nor was the applicable conversion threshold met. Unamortized debt issuance costs of $479,000 were written off in the first quarter of 2023 to Reorganization items, net upon Bankruptcy and the principal is included in Liabilities Subject to Compromise.

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

The principal amount of the Series II 2024 Notes, until Bankruptcy petition on January 31, 2023, accreted at a rate of approximately 4.7% per year commencing June 4, 2020,

Notes to Financial Statements	Long-Term Liabilities

compounding on a semi-annual basis. The accreted portion of the principal was payable in cash upon maturity but did not bear interest and was not convertible into the company’s common shares. The total amount accreted as of March 31, 2023 was $8,883,000.

The liability components of the Series II 2024 Notes consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Principal amount of liability component - including accretion	$77,758	$77,309
Debt fees	—	(590)
Net carrying amount of liability component	$77,758	$76,719

The effective interest rate on the liability component was 9.0% upon original issuance including consideration of the discount. Total interest expense includes coupon interest, accretion and amortization of debt fees. Interest expense for accretion of $449,000 was recognized for the three months ended March 31, 2023 compared to $911,000 for the three months ended March 31, 2022. Interest expense of $287,000 was recognized for the three months ended March 31, 2023 compared to $923,000 for the three months ended March 31, 2022, based on the stated coupon rate of 5.0%. Interest expense was not recorded after the Bankruptcy filing date as the debt is expected to be compromised. The Series II 2024 Notes were not convertible as of March 31, 2023 nor was the applicable conversion threshold met. Unamortized debt issuance costs of $564,000 were written off in the first quarter of 2023 to Reorganization items, net upon Bankruptcy and the principal is included in Liabilities Subject to Compromise.

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

Notes to Financial Statements	Long-Term Liabilities

may convert their 2026 Notes, at the option of the holder, regardless of the foregoing circumstances.

The liability components of the 2026 Notes consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Principal amount of liability component	$69,700	$69,700
Debt fees	—	(2,035)
Net carrying amount of liability component	$69,700	$67,665

Interest expense of $247,000 was accrued for the three months ended March 31, 2023 compared to $1,328,000 for the three months ended March 31, 2022 based on the stated coupon rate of 4.25%. Interest expense was not recorded after the Bankruptcy filing date as the debt is expected to be compromised. The 2026 Notes were not convertible as of March 31, 2023 nor was the applicable conversion threshold met. Unamortized debt issuance costs of $1,982,000 were written off in the first quarter of 2023 to Reorganization items, net upon Bankruptcy and the principal is included in Liabilities Subject to Compromise.

In 2022, $55,300,000 aggregate principal amount of 2026 Notes were exchanged and retired as part of the Secured 2026 Convertible Notes and Secured Term Loan transactions discussed below.
Secured convertible senior notes due 2026

In the third and fourth quarter of 2022, the company issued an aggregate $41,475,000 (split equally between two separate tranches ("Tranche I Notes" and "Tranche II Notes") in aggregate principal amount of 5.68% Convertible Senior Secured Notes due 2026 (the “Secured 2026 Notes”) in a private offering. This was in exchange for $55,300,000 aggregate principal amount of 2026 Notes which were retired.
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
Interest on the Secured 2026 Notes will be payable semi-annually in cash in arrears on January 1 and July 1 of each year, beginning on January 1, 2023, at a rate of 5.68% per year. The Secured 2026 Notes will mature on July 1, 2026, unless earlier converted, redeemed or repurchased in accordance with their terms. Holders of the Secured 2026 Notes have the right, at their option, at any time prior to the close of business on the second scheduled trading day immediately preceding July 1, 2026 (the maturity date), to convert any Secured 2026 Notes or portion thereof that is $1,000 or an integral multiple thereof, subject to certain conditions, into cash, common shares or a combination of cash and common shares at the company’s election (subject to, and in accordance with, the settlement provisions set forth the indentures governing the Tranche I Notes and Tranche II Notes (collectively, the "Indentures")). The initial conversion rate for the (i) Tranche I Notes is 333.3333 common shares (subject to adjustment as provided for in the Tranche I Indenture) per $1,000 principal amount of the Tranche I Notes, which is equal to an initial conversion price of $3.00 per share, and (ii) Tranche II Notes is 222.222 common shares (subject to adjustment as provided for in the Tranche II Indenture) per $1,000 principal amount of the Tranche II Notes, which is equal to an initial conversion price of $4.50 per share. In addition, following certain corporate events as described in the Indentures that occur prior to the maturity date of the Secured 2026 Notes or if the company delivers a notice of redemption, the company will pay a make-whole premium by increasing the conversion rate for a holder who elects to convert its Secured 2026 Notes in connection with such a corporate event or notice of redemption, as the case may be, in certain circumstances, subject to adjustment as provided for and in accordance with the Indentures. These features are bifurcated driving convertible derivative liability.
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

Notes to Financial Statements	Long-Term Liabilities

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

The liability components of the Secured 2026 Notes consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Principal amount of liability component	$41,475	$41,475
Unamortized discount	(1,356)	(1,447)
Debt fees	(2,715)	(2,788)
Net carrying amount of liability component	$37,404	$37,240

Interest expense of $589,000 was accrued for the three months ended March 31, 2023 based on the stated coupon rate of 5.68%. Non-cash interest expense of $91,000 was recognized for the three months ended March 31, 2023. The effective interest rate of the Secured 2026 Notes as of March 31, 2023 was 8.6%. The Secured 2026 Notes were not convertible as of March 31, 2023 nor was the applicable conversion threshold met.
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

Notes to Financial Statements	Long-Term Liabilities

Agreement are secured, initially, by substantially all assets of the company and certain subsidiaries of the company (subject to certain exceptions), subject to intercreditor agreements in connection with the ABL Credit Agreement and the 5.68% Indentures and are guaranteed by certain subsidiaries of the company in the United States, United Kingdom, Canada, France, the Netherlands and Luxembourg at the closing. Additional collateral owned by subsidiaries of the company in various jurisdictions have been added to the security for the Secured Term Loan and additional subsidiaries of the company in various jurisdictions have been added to guarantee the obligations in connection with the post-closing draws.
The company has the right to prepay the Secured Term Loan at any time, subject to a prepayment premium, which in case of a prepayment before the second anniversary of the closing date is equal to the greater of (i) 1.00% of the aggregate principal amount of the Secured Term Loan so prepaid and (ii) the excess, if any of (A) the present value as of the date of repayment of all interest that would have accrued on the Secured Term Loan being prepaid from such date through the second anniversary of the closing plus the present value as of such date of the principal amount of the Secured Term Loan being prepaid assuming a prepayment date of the second anniversary of the closing over (B) the principal amount of such Secured Term Loan being prepaid and, after the second anniversary of the closing and prior to the third anniversary of the closing is equal to 1.00% of the aggregate principal amount of the Secured Term Loan so prepaid, as well as, in each case, an additional redemption fee equal to 3.00% of the aggregate principal amount of the Secured Term Loan so prepaid.
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
On February 2, 2023, the company rolled $35,000,000 of Secured Term Loan principal to a new DIP Term Loan with maturity of June 2, 2023 as a result of the bankruptcy filing and further discussed below. The rollover of the principal from the Secured Term Loan to the DIP Term Loan resulted in a modification of the Secured Term Loan which allocated previous debt issuance costs and original issuance discount to the DIP Term Loan which is amortized over the DIP Term Loan period.

The liability components of the Secured Term Loan consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Principal amount of liability component	$55,500	$90,500
Unamortized original issuance discount	(1,075)	(1,846)
Debt fees	(3,471)	(5,846)
Net carrying amount of liability component	$50,954	$82,808

Interest expense of $2,225,000 was accrued for the three months ended March 31, 2023. Non-cash interest expense of $420,000 was recognized for the three months ended March 31, 2023. The effective interest rate of the Secured Term Loan as of March 31, 2023 was 14.9%.
Debtor-in-Possession Term Loan due June 2, 2023
On February 2, 2023, the company entered into a superpriority debtor-in-possession credit agreement (the “DIP Term Loan”) with a certain fund managed by Highbridge Capital Management, LLC (“Highbridge”), as the lender (together with the other lenders from time to time party thereto, the “Lenders”), Cantor Fitzgerald Securities as administrative agent and GLAS Trust Corporation Limited, as collateral agent.
The DIP Term Loan rolled $35,000,000 from the Secured Term Loan and funded an additional $35,000,000 in the first quarter of 2023. Debt issuance costs for the DIP Term Loan were expensed to Reorganization items, net. The rollover of the principal from the Secured Term Loan to the DIP Term Loan resulted in a modification of the Secured Term Loan which allocated previous debt issuance costs and original issuance discount to the DIP Term Loan which is amortized over the DIP Term Loan period.

Notes to Financial Statements	Long-Term Liabilities

The liability components of the DIP Term Loan consist of the following (in thousands):

March 31, 2023
Principal amount of liability component	$70,000
Unamortized original issuance discount	(352)
Debt fees	(1,149)
Net carrying amount of liability component	$68,499

Interest expense of $2,639,000 was accrued for the three months ended March 31, 2023. Non-cash interest expense of $1,501,000 was recognized for the three months ended March 31, 2023. The effective interest rate of the DIP Term Loan as of March 31, 2023 was 19.3%. Approximately $35,000,000 of the DIP Term Loan is classified as short-term in nature as of March 31, 2023 as the intent is to settle the obligation upon emergence from bankruptcy.
Other

In the second quarter of 2022, the company borrowed $2,000,000 against the cash surrender value of its life insurance policies.
The weighted average interest rate on all borrowings, excluding finance leases, was 9.5% for the three months ended March 31, 2023 and 5.3% for the year ended December 31, 2022.

Notes to Financial Statements	Long-Term Liabilities

Other Long-Term Obligations

Other long-term obligations consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Deferred income taxes	$19,139	$18,771
Product liability	11,023	10,438
Deferred compensation	4,914	4,970
Deferred gain on sale leaseback	4,747	4,834
Supplemental executive retirement plan liability	4,413	4,383
Uncertain tax obligation including interest	2,918	2,891
Death benefit obligation plan	2,616	2,533
Pension	1,055	1,019
Secured Convertible 2026 debt conversion liability	—	85
Other	388	478
Other Long-Term Obligations, prior to reclassification to Liabilities Subject to Compromise	$51,213	$50,402
Less: Amounts reclassified to Liabilities Subject to Compromise	21,563	—
Other Long-Term Obligations	$29,650	$50,402

On April 23, 2015, the company entered into a real estate sale leaseback transaction which resulted in the company recording an initial deferred gain of $7,414,000, the majority of which is included in Other Long-Term Obligations and will be recognized over the 20-year life of the leases. The gain realized was $84,000 for the three months ended March 31, 2023, compared to $81,000 for the three months ended March 31, 2022.

Notes to Financial Statements	Long-Term Liabilities

Leases and Commitments

Refer to the Subsequent Events note for discussion of changes (modifications and rejections) to certain real estate leases upon bankruptcy emergence on May 5, 2023. During the bankruptcy period through March 31, 2023, there were no modifications of Debtors leases.

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

The company leases a portion of its facilities, transportation equipment, data processing equipment and certain other equipment. These leases have terms from 1 to 20 years and provide for renewal options. Generally, the company is required to pay taxes and normal expenses associated with operating the facilities and equipment. As of March 31, 2023, the company is committed under non-cancelable leases, which have initial or remaining terms in excess of one year and expire on various dates through 2040.

On April 23, 2015, the company sold and leased back, under four separate lease agreements, four properties located in Ohio and one property in Florida for net proceeds of $23,000,000, which were used to reduce debt under the U.S. and Canadian Credit Facility. The initial total annual rent for the properties was $2,275,000 and can increase annually over the 20-year term of the leases based on the applicable geographical consumer price index (CPI). Each of the four lease agreements contains three 10-year renewals with the rent for each option term based on the greater of the then-current fair market rent for each property or the then-current rate and increasing annually by the applicable CPI. Under the terms of the lease agreements, the company is responsible for all taxes, insurance and utilities. The company is required to adequately maintain each of the properties and any leasehold improvements will be amortized over the lesser of the lives of the improvements or the remaining lease lives, consistent with any other company leases.

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
Lease expenses for the three months ended March 31, 2023 and March 31, 2022, respectively, were as follows (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Operating leases	$1,548	$1,610
Variable and short-term leases	610	714
Total operating leases	$2,158	$2,324

Finance lease interest cost	$1,067	$1,083
Finance lease depreciation	1,067	1,092
Total finance leases	$2,134	$2,175

Notes to Financial Statements	Long-Term Liabilities

Future minimum operating and finance lease commitments, as of March 31, 2023, are as follows (in thousands):

	Finance Leases	Operating Leases
2023	$5,151	$3,689
2024	6,808	3,894
2025	6,710	2,539
2026	6,599	1,224
2027	6,485	392
Thereafter	63,035	1,356
Total future minimum lease payments	94,788	13,094
Amounts representing interest	(33,818)	(996)
Present value of minimum lease payments	60,970	12,098
Less: current maturities of lease obligations	(3,162)	(4,142)
Long-term lease obligations	$57,808	$7,956

Supplemental cash flow amounts for the three months ended March 31, 2023 and March 31, 2022 were as follows (in thousands):

	For the Three Months Ended March 31,
Cash Activity: Cash paid in measurement of amounts for lease liabilities	2023	2022
Operating leases	$1,528	$2,239
Finance leases	1,843	1,829
Total	$3,371	$4,068

Non-Cash Activity: Right-of-use assets obtained in exchange for lease obligations	2023	2022
Operating leases	$2,631	$716
Finance leases	5	175
Total	$2,636	$891

Weighted-average remaining lease terms and discount rates for finance and operating leases are as follows as of March 31, 2023 and December 31, 2022, respectively:

	March 31, 2023	December 31, 2022
Weighted-average remaining lease term - finance leases	14.5 years	14.8 years
Weighted-average remaining lease term - operating leases	4.1 years	4.6 years
Weighted-average discount rate - finance leases	3.74%	3.74%
Weighted-average discount rate - operating leases	15.36%	9.36%

Notes to Financial Statements	Revenue

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

The following tables disaggregate the company’s revenues by major source and by reportable segment for the three months ended March 31, 2023 and March 31, 2022 (in thousands):

	Three Months Ended March 31, 2023
	Product	Service	Total
Europe	$101,874	$3,049	$104,923
North America	51,906	458	52,364
All Other	6,876	1,318	8,194
Total	$160,656	$4,825	$165,481
% Split	97%	3%	100%

	Three Months Ended March 31, 2022
	Product	Service	Total
Europe	$115,265	$2,814	$118,079
North America	75,183	136	75,319
All Other	6,382	1,208	7,590
Total	$196,830	$4,158	$200,988
% Split	98%	2%	100%

The company's revenues are principally related to the sale of products, approximately 97%, with the remaining 3% related to services including repair, refurbishment, preventive maintenance and rental of products. While the company has a significant amount of contract types, the sales split by contract type is estimated as follows: general terms and conditions (25%), large national customers (20%), governments, principally pursuant to tender contracts (23%) and other customers including buying groups and independent customers (32%).

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

Revenue is recognized when obligations under the terms of a contract with the customer are satisfied; generally, this occurs with the transfer of control of the company’s products and services. The amount of consideration received and revenue recognized by the company can vary as a result of variable consideration terms included in the contracts related to customer rebates, cash discounts and return policies. Revenue is measured as the amount of consideration probable of not having a significant reversal of cumulative revenue recognized when related uncertainties are resolved. Customer rebates and cash discounts are estimated based on the most likely amount principle and these estimates are based on historical experience and anticipated performance. In addition, customers have the right to return products within the company’s normal terms policy, and as such the company estimates the expected returns based on an analysis of historical experience. The company adjusts its estimate of revenue at the earlier of when the most likely amount of consideration it expects to receive changes or when the consideration becomes fixed. The company generally does not expect that there will be significant changes to its estimates of variable consideration (refer to “Receivables” and "Accrued Expenses" in the notes to the condensed consolidated financial statements included elsewhere in this report for more detail).

Depending on the terms of the contract, the company may defer the recognition of a portion of the revenue at the end of a reporting period to align with transfer of control of the company’s products to the customer. In addition, to the extent performance obligations are satisfied over time, the company defers revenue recognition until the performance obligations are satisfied. As of March 31, 2023 and December 31, 2022, the company had deferred revenue of $1,507,000 and $2,279,000, respectively, related to outstanding performance obligations.

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

As of March 31, 2023, 3,667 Class B common shares remained outstanding. Prior conversions of Class B common shares have virtually eliminated the company’s dual-class voting structure. As of March 31, 2023, the holders of the common shares represented approximately 99.9% of the company’s total outstanding voting power.

Equity Compensation Plan

On May 17, 2018, the shareholders of the company approved the Invacare Corporation 2018 Equity Compensation Plan (the “2018 Plan”), which was adopted on March 27, 2018 by the company's Board of Directors (the “Board”). The company’s Board adopted the 2018 Plan in order to authorize additional common shares for grant as equity compensation and to reflect changes to Section 162(m) of the Internal Revenue Code (the “Code”) resulting from the U.S. Tax Cuts and Jobs Act of 2017.
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
The Compensation and Management Development Committee of the Board (the “Compensation Committee”), in its discretion, may grant an award under the 2018 Plan to any director or employee of the company or an affiliate. As of March 31, 2023, 5,329,514 common shares were available for future issuance under the 2018 Plan in connection with the following types of awards with respect to the company's common shares: incentive stock options, nonqualified stock options, SARs, restricted stock, restricted stock units, unrestricted stock and performance shares. The Compensation Committee also may grant performance units that are payable in cash. The Compensation Committee has the authority to determine which participants will receive awards, the amount of the awards and the other terms and conditions of the awards.
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

The amounts of equity-based compensation expense recognized as part of SG&A expenses in All Other in business segment reporting were as follows (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Restricted stock and restricted stock units	$235	$655
Performance shares and performance share units	(54)	(345)
Total stock-based compensation expense	$181	$310

As of March 31, 2023, unrecognized compensation expense related to equity-based compensation arrangements granted under the company's 2018 Plan, which is related to non-vested awards, was as follows (in thousands):

March 31, 2023
Restricted stock and restricted stock units	$1,836
Performance shares and performance share units	2
Total unrecognized stock-based compensation expense	$1,838
Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures and for updated vesting assumptions for the performance share awards (refer to "Stock Options" and "Performance Shares and Performance Share Units" below). No tax benefits for stock compensation were realized during the three months ended March 31, 2023 and 2022, respectively, due to a valuation allowance against deferred tax assets. In accordance with ASC 718, any tax benefits resulting from tax deductions in excess of the compensation expense recognized are classified as a component of financing cash flows.

Stock Options

Generally, non-qualified stock option awards have a term of ten years and were granted with an exercise price per share equal to the fair market value of the company’s common shares on the date of grant.

The following table summarizes information about stock option activity for the three months ended March 31, 2023:

	2023		Weighted Average Exercise Price
Options outstanding at January 1, 2023	189,689		$13.43
Forfeited	(103,462)		14.49
Options outstanding at March 31, 2023	86,227		$12.15
Options exercise price range at March 31, 2023	$12.15	to	$12.15
Options exercisable at March 31, 2023	86,227
Shares available for grant under the 2018 Plan at March 31, 2023*	5,329,514
________
 *    Shares available for grant under the 2018 Plan as of March 31, 2023 are reduced by awards and increased by forfeitures or expirations. At March 31, 2023, an aggregate of 1,466,569 common shares underlie awards which were forfeited or expired unexercised under the 2003 and 2013 Plans and thus are available for future issuance under the 2018 Plan upon transfer.

The following table summarizes information about stock options outstanding at March 31, 2023:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at March 31, 2023	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2023	Weighted Average Exercise Price
$12.15 – $20.00	86,227	3.96	$12.15	86,227	$12.15

Notes to Financial Statements	Equity Compensation

The 2018 Plan provides for a one-year minimum vesting period for stock options and, generally, options must be exercised within ten years from the date granted. No stock options were issued in 2023 or 2022.

Restricted Stock and Restricted Stock Units

The following table summarizes information about restricted stock and restricted stock units (primarily for non-U.S. recipients):

	2023	Weighted Average Fair Value
Stock / Units unvested at January 1, 2023	1,061,867	$2.75
Forfeited	(23,601)	3.35
Stock / Units unvested at March 31, 2023	1,038,266	$2.73

The restricted awards generally vest ratably over the three years after the award date. Unearned restricted awards compensation, determined as the market value of the shares at the date of grant, is being amortized on a straight-line basis over the vesting period as adjusted for forfeiture estimates.

Performance Shares and Performance Share Units

The following table summarizes information about performance shares and performance share units (primarily for non-U.S. recipients):

	2023	Weighted Average Fair Value
Shares / Units unvested at January 1, 2023	318,071	$5.15
Shares / Units unvested at March 31, 2023	318,071	$5.15

During the three months ended March 31, 2023, no performance shares or performance share units (for non-U.S. recipients) were granted. Performance awards have a three year performance period with payouts based on achievement of certain performance goals. The awards are classified as equity awards as they will be settled in common shares upon vesting. The number of shares earned will be determined at the end of the three year performance period based on achievement of performance criteria for January 1, 2021 through December 31, 2023 and January 1, 2022 through December 31, 2024, respectively established by the Compensation Committee at the time of grant. Recipients will be entitled to receive a number of common shares equal to the number of performance shares that vest based upon the levels of achievement which may range between 0% and 150% of the target number of shares with the target being 100% of the initial grant.

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

Notes to Financial Statements	Accumulated Other Comprehensive Income

Accumulated Other Comprehensive Income (Loss) by Component

Changes in accumulated other comprehensive income (loss) ("OCI") (in thousands):

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
December 31, 2022	$(23,879)	$(3,230)	$2,386	$—	$(24,723)
OCI before reclassifications	6,283	(470)	(77)	(93)	5,643
Amount reclassified from accumulated OCI	—	—	107	93	200
Net current-period OCI	6,283	(470)	30	—	5,843
March 31, 2023	$(17,596)	$(3,700)	$2,416	$—	$(18,880)

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
December 31, 2021	$18,961	$2,127	$(4,101)	$1	$16,988
OCI before reclassifications	(6,768)	426	318	875	(5,149)
Amount reclassified from accumulated OCI	—	—	(94)	(51)	(145)
Net current-period OCI	(6,768)	426	224	824	(5,294)
March 31, 2022	$12,193	$2,553	$(3,877)	$825	$11,694

Reclassifications out of accumulated OCI were as follows (in thousands):

	Amount reclassified from OCI		Affected line item in the Statement of Comprehensive (Income) Loss
	For the Three Months Ended March 31,
	2023	2022
Defined Benefit Plans
Service and interest costs	$107	$(94)	Selling, general and administrative expenses
Tax	—	—	Income taxes
Total after tax	$107	$(94)

Derivatives
Foreign currency forward contracts hedging sales	$—	$(27)	Net sales
Foreign currency forward contracts hedging purchases	133	(31)	Cost of products sold
Total loss (income) before tax	133	(58)
Tax	(40)	7	Income taxes
Total after tax	$93	$(51)

Notes to Financial Statements	Charges Related to Restructuring Activities

Charges Related to Restructuring Activities

The company's restructuring charges were originally necessitated primarily by continued declines in Medicare and Medicaid reimbursement by the U.S. government, as well as similar healthcare reimbursement pressures abroad, which negatively affected the company's customers (e.g. home healthcare providers) and continued pricing pressures faced by the company due to the outsourcing by competitors to lower cost locations. Restructuring decisions were also the result of reduced profitability in each of the segments. Restructuring actions have continued into 2023.

For the three months ended March 31, 2023, charges totaled $4,694,000 which were related to North America of $3,722,000 and Europe of $972,000. Charges were related to severance costs and other restructuring costs (primarily advisory professional fees). Payments for the three months ended March 31, 2023 were $10,706,000 and the cash payments were funded with the company's cash on hand. The 2023 charges are expected to be paid out within 12 months.
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
A progression by reporting segment of the accruals recorded as a result of the restructuring for the three months ended March 31, 2023 is as follows (in thousands):

	Severance	Contract Terminations	Other	Total
December 31, 2022 Balances
North America	$967	$—	$3,026	$3,993
Europe	1,314	—	1,493	2,807
All Other	1,191	—	—	1,191
Total	3,472	—	4,519	7,991
Charges
North America	57	—	3,665	3,722
Europe	78	654	240	972
All Other	—	—	—	—
Total	135	654	3,905	4,694
Payments
North America	(591)	—	(6,691)	(7,282)
Europe	(849)	(654)	(1,733)	(3,236)
All Other	(188)	—	—	(188)
Total	(1,628)	(654)	(8,424)	(10,706)
March 31, 2023 Balances
North America	433	—	—	433
Europe	543	—	—	543
All Other	1,003	—	—	1,003
Total	$1,979	$—	$—	$1,979

Notes to Financial Statements	Income Taxes

Income Taxes

The company had an effective tax rate of 2.3% and 5.8% on losses before tax for the three months ended March 31, 2023 and March 31, 2022, respectively, compared to a statutory benefit of 21.0% on the pre-tax loss for each period. The company's effective tax rate for the three months ended March 31, 2023 and March 31, 2022 was unfavorable as compared to the U.S. federal statutory rate, principally due to the negative impact of the company's inability to record tax benefits related to the significant losses in countries which had tax valuation allowances. The effective tax rate was increased for the three months ended March 31, 2023 and March 31, 2022 by certain taxes outside the United States, excluding countries with tax valuation allowances, that were at an effective rate higher than the U.S. statutory rate.

Notes to Financial Statements	Net Income (Loss) Per Common Share

Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated.

(In thousands except per share data)	For the Three Months Ended March 31,
	2023	2022
Basic
Weighted average common shares outstanding	37,994	35,046

Net loss	$(41,177)	$(24,197)

Net loss per common share	$(1.08)	$(0.69)

Diluted
Weighted average common shares outstanding	37,994	35,046
Share options and awards	43	373
Weighted average common shares assuming dilution	38,037	35,419

Net loss	$(41,177)	$(24,197)

Net loss per common share *	$(1.08)	$(0.69)
________
* Net loss per common share assuming dilution calculated utilizing weighted average shares outstanding-basic for the periods in which there was a net loss.
For the three ended March 31, 2023, shares associated with equity compensation awards of 1,246,025 and for the three months ended March 31, 2022, shares associated with equity compensation awards of 1,861,644 were excluded from the weighted average common shares assuming dilution as incremental shares were antidilutive.

At March 31, 2023, the majority of the antidilutive incremental shares were awards granted at an exercise price above $12.15, which was higher than the average fair market value price of $0.23. At March 31, 2022, the majority of the antidilutive incremental shares were awards granted at an exercise price above $12.15, which was higher than the average fair market value price of $2.14.

For the three months ended March 31, 2023 and March 31, 2022, respectively, no shares were included in the common shares assuming dilution related to the company's issued warrants as the average market price of the company shares for these periods did not exceed the strike price of the warrants.

Upon adoption of ASU 2020-06, effective in 2021 for the company, use of the if-converted earnings per share method is required. However, no shares were included in the weighted average common shares assuming dilution for the three months ended March 31, 2023 and March 31, 2022 related to the company's convertible notes as conversion prices were above the company's average stock price for the periods and other requirements for the notes to be convertible to shares were not met.

Notes to Financial Statements	Concentration of Credit Risk

Concentration of Credit Risk

The company manufactures and distributes durable medical equipment to the home healthcare, retail and extended care markets. The company performs credit evaluations of its customers’ financial condition. The company utilizes De Lage Landen, Inc. (“DLL”), a third-party financing company, to provide lease financing to Invacare's U.S. customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a recourse obligation of $2,113,000 at March 31, 2023 to DLL for events of default under the contracts, which total $6,941,000 at March 31, 2023. Guarantees, ASC 460, requires the company to record a guarantee liability as it relates to the limited recourse obligation. As such, the company has recorded an immaterial liability for this guarantee obligation within other long-term obligations. The company's recourse is reevaluated by DLL biannually, considers activity between the biannual dates and excludes any receivables purchased by the company from DLL. The company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with Receivables, ASC 310-10-05-4. Credit losses are provided for in the financial statements.

Substantially all the company’s receivables are due from healthcare, medical equipment providers and long-term care facilities located throughout the United States, Australia, Canada, New Zealand and Europe or also direct from governmental entities in certain countries. A significant portion of products sold to dealers, both foreign and domestic, is ultimately funded through government reimbursement programs such as Medicare and Medicaid. Changes in these programs can have a significant shift in reimbursement to customers from managed care entities. As a consequence, changes in these programs can have an adverse impact on dealer liquidity and profitability. In addition, reimbursement guidelines in the home healthcare industry have a substantial impact on the nature and type of equipment an end user can obtain as well as the timing of reimbursement and, thus, affect the product mix, pricing and payment patterns of the company’s customers.

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

The company has historically not recognized any material amount of ineffectiveness related to forward contract cash flow hedges because the company generally limits its hedges to between 50% and 90% of total forecasted transactions for a given entity’s exposure to currency rate changes and the transactions hedged are recurring in nature. Furthermore, most of the hedged transactions are related to intercompany sales and purchases for which settlement occurs on a specific day each month. Forward contracts with a total notional amount in USD of $6,720,000 and $10,666,000 matured during the three months ended March 31, 2023 and March 31, 2022.

Notes to Financial Statements	Derivatives

At March 31, 2023 and December 31, 2022, there were no outstanding foreign currency forward exchange contracts qualifying and designated for hedge accounting treatment.

Derivatives Not Qualifying or Designated for Hedge Accounting Treatment

The company utilizes foreign currency forward contracts that are not designated as hedges in accordance with ASC 815. These contracts are entered into to eliminate the risk associated with the settlement of short-term intercompany trading receivables and payables between Invacare Corporation and its foreign subsidiaries. The currency forward contracts are entered into at the same time as the intercompany receivables or payables are created so that upon settlement, the gain/loss on the settlement is offset by the gain/loss on the foreign currency forward contract. No material net gain or loss was realized by the company in 2023 or 2022 related to these contracts and the associated short-term intercompany trading receivables and payables.

Foreign currency forward exchange contracts not qualifying or designated for hedge accounting treatment, as well as ineffective hedges, entered into in 2023 and 2022, respectively, and outstanding were as follows (in thousands USD):

	March 31, 2023		December 31, 2022
	Notional Amount	Gain (Loss)	Notional Amount	Gain (Loss)
USD / EUR	—	—	60,964	980
	$—	$—	$60,964	$980

The fair values of the company’s derivative instruments were as follows (in thousands):

	March 31, 2023		December 31, 2022
	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	—	—	1,117	137
Total derivatives	$—	$—	$1,117	$137

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

The effect of derivative instruments on Accumulated Other Comprehensive Income (Loss) (OCI) and the condensed consolidated Statements of comprehensive income (loss) was as follows (in thousands):

Derivatives (foreign currency forward exchange contracts) in ASC 815 cash flow hedge relationships	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended March 31, 2023
Foreign currency forward exchange contracts	$(93)	$(93)	$—
Three months ended March 31, 2022
Foreign currency forward exchange contracts	$875	$51	$—

Derivatives (foreign currency forward exchange contracts) not designated as hedging instruments under ASC 815			Amount of Gain (Loss) Recognized in Income on Derivatives
Three months ended March 31, 2022
Foreign currency forward exchange contracts			$602
The gains or losses recognized as the result of the settlement of cash flow hedge foreign currency forward contracts are recognized in net sales for hedges of inventory sales and in cost of products sold for hedges of inventory purchases. For the three months ended March 31, 2023, net sales were decreased by $0 while cost of products sold was increased by $133,000 for net pre-tax realized loss of $133,000. For the three months ended March 31, 2022, net sales were increased by $27,000 while cost of products sold was decreased by $31,000 for net realized pre-tax gain of $58,000.

No gain or loss was recognized in selling, general and administrative (SG&A) expenses for the three months ended March 31, 2023 compared to a gain of $602,000 for the three months ended March 31, 2022 related to forward contracts not designated as hedging instruments. The forward contracts were entered into to offset gains/losses that were also recorded in SG&A expenses on intercompany trade receivables or payables. The gains/losses on the non-designated hedging instruments were substantially offset by gains/losses on intercompany trade payables.

The company's derivative agreements provide the counterparties with a right of set off in the event of a default. The right of set off would enable the counterparty to offset any net payment due by the counterparty to the company under the applicable agreement by any amount due by the company to the counterparty under any other agreement. For example, the terms of the agreement would permit a counterparty to a derivative contract that is also a lender under the company's Prior Credit Agreement to reduce any derivative settlement amounts owed to the company under the derivative contract by any amounts owed to the counterparty by the company under the Prior Credit Agreement. In addition, the agreements contain cross-default provisions that could trigger a default by the company under the agreement in the event of a default by the company under another agreement with the same counterparty.

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
The fair values of the outstanding convertible note derivatives as of March 31, 2023 and their effect on the Statement of Comprehensive Income (Loss) were as follows (in thousands):

	Fair Value	Gain
Secured Convertible 2026 Notes conversion long-term liability	$—	$85
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
The following table provides a summary of the company’s assets and liabilities that are measured on a recurring basis (in thousands):

	Basis for Fair Value Measurements at Reporting Date
	Quoted Prices in Active Markets for Identical Assets / (Liabilities)	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Level I	Level II	Level III
December 31, 2022
Forward exchange contracts—net	—	$980	—
Secured convertible 2026 debt conversion liability	—	$(85)	—

The carrying values and fair values of the company’s financial instruments are as follows (in thousands):

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$66,284	$66,284	$58,792	$58,792
Forward contracts in Other current assets	—	—	1,117	1,117
Forward contracts in Accrued expenses	—	—	(137)	(137)
Total debt (including current maturities of long-term debt) *	(393,264)	(170,940)	(354,241)	(278,027)
Series I 2024 Notes	(72,909)	(3,645)	(72,408)	(62,460)
Series II 2024 Notes	(77,758)	(3,888)	(76,719)	(64,678)
2026 Notes	(69,700)	(3,485)	(67,665)	(32,276)
2026 Secured Notes	(37,404)	(27,529)	(37,240)	(34,341)
2026 Term Loan	(50,954)	(47,854)	(82,808)	(66,871)
DIP Term Loan	(68,499)	(68,499)	—	—
Other	(16,040)	(16,040)	(17,401)	(17,401)
Secured convertible 2026 debt conversion liability in Other Long-Term Obligations	—	—	(85)	(85)
________
* The company's total debt is shown net of discount and fees on the company's condensed consolidated balance sheets. Accordingly, the fair values included in the long-term debt presented in this table are also shown net of discount and fees. Total debt amounts exclude operating and finance lease obligations.

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

Total debt: Fair value for the company’s convertible debt at December 31, 2022, other than the 2026 Secured Notes and Term Loan, is based on quoted market-based estimates as of the end of the period. For the company's unsecured convertible debt at March 31, 2023, fair values align with the general unsecured creditor estimations presented to the Bankruptcy Court on March 29, 2023. The fair values are deemed to be categorized as Level 2 in the fair value hierarchy. The 2026 Secured Notes and Term Loan fair values are based on valuation models in which significant inputs are observable in active markets. The fair values are deemed to be categorized as Level 2. The DIP Term Loan is short term in nature where the gross carrying value reported in the balance approximates its fair value. Other total debt is primarily attributable to revolving credit facilities borrowings where the carrying value reported in the balance approximates its fair value due to the variable rates approximating market and the short term nature of the DIP ABL.

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

Notes to Financial Statements	Business Segments

The information by segment is as follows (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Revenues from external customers
Europe	$104,923	$118,079
North America	52,364	75,319
All Other (Asia Pacific)	8,194	7,590
Consolidated	$165,481	$200,988
Intersegment revenues
Europe	$4,431	$4,435
North America	6,842	11,096
All Other (Asia Pacific)	10	—
Consolidated	$11,283	$15,531
Restructuring charges before income taxes
Europe	$972	$2,119
North America	3,722	1,662
All Other	—	9
Consolidated	$4,694	$3,790
Operating income (loss)
Europe	$6,170	$3,225
North America	(10,315)	(8,336)
All Other	(5,820)	(7,724)
Charges related to restructuring activities	(4,694)	(3,790)
Net gain on sale of businesses	4,212	—
Consolidated operating loss	(10,447)	(16,625)
Net gain on convertible debt derivatives	85	—
Net interest expense	(9,084)	(6,252)
Reorganization items, net	(20,791)	—
Loss before income taxes	$(40,237)	$(22,877)

Notes to Financial Statements	Business Segments

Net sales by product, are as follows (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Europe
Lifestyle	$52,802	$61,064
Mobility and Seating	42,916	47,402
Respiratory Therapy	4,692	4,663
Other(1)	4,513	4,950
	$104,923	$118,079
North America
Lifestyle	$28,049	$34,301
Mobility and Seating	22,312	25,422
Respiratory Therapy	1,545	15,460
Other(1)	458	136
	$52,364	$75,319
All Other (Asia Pacific)
Mobility and Seating	$2,384	$2,690
Lifestyle	2,758	2,826
Respiratory Therapy	1,639	779
Other(1)	1,413	1,295
	$8,194	$7,590

Total Consolidated	$165,481	$200,988
   ________________________
(1)Includes various services, including repair services, equipment rentals and external contracting.

Notes to Financial Statements	Contingencies

Contingencies

General

In the ordinary course of its business, the company is a defendant in a number of lawsuits, primarily product liability actions in which various plaintiffs seek damages for injuries allegedly caused by defective products. All the product liability lawsuits that were asserted against the company in the United States prior to January 31, 2023 had been referred to the company's captive insurance company ("Invatection Insurance Company"), and/or excess insurance carriers. All non-U.S. lawsuits have been referred to the company's commercial insurance carriers. All such lawsuits are generally contested vigorously. The coverage territory of the company's insurance is worldwide with the exception of those countries with respect to which, at the time the product is sold for use or at the time a claim is made, the U.S. government has suspended or prohibited diplomatic or trade relations. The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures. On January 31, 2023, the company entered into a Commutation and Release Agreement with Invatection pursuant to which, among other things, the company assumed all outstanding insured claims and cancelled the captive insurance policy. On March 28, 2023, Invatection was dissolved. The company self-insures product liability claims for the first $10 million per claim beyond which the company has commercial excess liability insurance coverage. The product liability lawsuits and claims arising prior to January 31, 2023, will be compromised pursuant to the company’s plan of reorganization under the Bankruptcy Cases.

As a medical device manufacturer, the company is subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, invoicing, documenting, developing, testing, manufacturing, labeling, promoting, distributing and other practices of healthcare suppliers and medical device manufacturers are all subject to government scrutiny. Most of the company's facilities are subject to inspection at any time by the FDA or similar medical device regulatory agencies in other jurisdictions. Violations of law or regulations can result in administrative, civil and criminal penalties and sanctions, which could have a material adverse effect on the company's business.

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
On July 24, 2017, following its June 2017 reinspection of the Corporate and Taylor Street facilities, the FDA notified the company that it was in substantial compliance with the Federal Food, Drug and Cosmetic Act ("FDA Act"), FDA regulations and the terms of the consent decree and, that the company was permitted to resume full operations at those facilities including the resumption of unrestricted sales of products made in those facilities.
Since July 24, 2017, an independent company-retained audit firm conducted two semi-annual audits in the first year and then four annual audits in the next four years of the company's headquarters and Taylor Street facilities, as

Notes to Financial Statements	Contingencies

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
In 2021, FDA conducted an inspection of the company’s Corporate and Taylor Street facilities and at the close of the inspection on June 24, 2021, issued its FDA Form 483 with six observations. The company timely responded to the FDA and has diligently taken actions to address FDA’s inspectional observations. On November 18, 2021, the company received a warning letter from the FDA concerning certain of the inspectional observations in the June 2021 FDA Form 483 related to the complaint handling process, the corrective and preventive action (“CAPA”) process, and medical device reporting (“MDR”) associated with oxygen concentrators (the “Warning Letter”). On November 16, 2021, the company received a consent decree non-compliance letter from the FDA concerning the same complaint and CAPA handling matters as in the Warning Letter observations but associated with the Taylor Street products (this letter, together with the Warning Letter, the “FDA Letters”). The company timely responded to the FDA Letters, has diligently taken actions to address the FDA’s concerns, and has provided the FDA with periodic updates on the corrective actions taken to address the matters in the FDA Letters.
The FDA conducted an inspection at the company’s Corporate and Taylor Street facilities from March 1 through March 30, 2023. At the conclusion of the inspection, two FDA Form 483 observations were issued. The company timely responded to FDA and intends to diligently address the observations.
The company remains committed to resolving the FDA’s concerns; however, it is not possible to predict the outcome or timing of a resolution at this time. There can be no assurance that the FDA will be satisfied with the company’s responses to the FDA Letters and Form 483, nor any assurance as to the timeframe that may be required for the company to adequately address the FDA’s concerns or whether the matters in the FDA Letters and Form 483 will result in an extension in the duration of the consent decree. As of the date of filing of the company’s Quarterly Report on Form 10-Q, there has been no impact on the company’s ability to produce and market its products as a result of the FDA Letters or the Form 483.
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

Notes to Financial Statements	Contingencies

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
For additional information regarding the consent decree, other regulatory matters, and risks and trends that may impact the company’s financial condition or results of operations, please see the following sections of the company's Annual Report on Form 10-K for the year ended December 31, 2022: Item 1. Business - Government Regulation and Item 1A. Risk Factors; Item 3. Legal Proceedings; and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

Notes to Financial Statements	Liabilities Subject to Compromise

Liabilities Subject to Compromise

During the Chapter 11 Cases, the company operated as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with provisions of the Bankruptcy Code. On the accompanying Condensed Consolidated Balance Sheet, the caption “Liabilities Subject to Compromise” reflects the expected allowed amount of the pre-petition claims that are not fully secured and that have at least a possibility of not being repaid at the full claim amount.

Liabilities Subject to Compromise at March 31, 2023 consisted of the following (in thousands):

March 31, 2023
Current liabilities
Accounts payable	$26,948
Accrued expenses	18,748
Total current liabilities	45,696

Long-term debt	220,367
Other long-term obligations	21,563
Total Liabilities Subject to Compromise	$287,626

Determination of the value at which liabilities will ultimately be settled cannot be made until the Bankruptcy Court approves the Plan and reconciliation of claims occurs. The company will continue to evaluate the amount and classification of its pre-petition liabilities. Any additional liabilities that are subject to compromise will be recognized accordingly, and the aggregate amount of Liabilities Subject to Compromise may change.

Notes to Financial Statements	Reorganization Items, Net

Reorganization Items, Net

Reorganization items incurred as a result of the Chapter 11 Cases are presented separately in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2023 and consist of the following (in thousands):

For the Three Months Ended March 31, 2023
Professional fees	$13,598
DIP financing costs	5,474
Write-off of pre-petition debt issuance costs	4,060
Gain on settlements of pre-petition claims	(2,341)
Reorganization items, net	$20,791
Professional fees included in Reorganization items, net represent fees for post-petition expenses related to the Chapter 11 Cases.
As of March 31, 2023, $15,051,000 of professional fees and DIP financing costs were unpaid and accrued in Accrued Expenses in the Condensed Consolidated Balance Sheet.
Cash paid for reorganization items, net was $4,021,000 for the three months ended March 31, 2023. Payments consisted of $3,664,000 for DIP financing costs reflected in the Financing Activities section of the Condensed Consolidated Statements of Cash Flows, and $357,000 of professional fees reflected in the Operating Activities section of the Condensed Consolidated Statements of Cash Flows.
The write-off of pre-petition debt issuance costs and gain on settlements of pre-petition claims are included on the Reorganization items, net line as a non-cash adjustment on the Condensed Consolidated Statements of Cash Flows.

Notes to Financial Statements	Condensed Combined Debtor-In-Possession Financial Information

Condensed Combined Debtor-In-Possession Financial Information

The financial statements below represent the condensed combined financial statements of the Company Parties (Debtors), which comprise the three legal entities which filed for bankruptcy in the U.S.. The company's entities which did not file bankruptcy are comprised primarily of the company's international entities and are not included in the Debtors' balance sheet, Debtors' statement of loss and Debtors' statement of cash flows below.

Intercompany transactions among the Company Parties have been eliminated in the financial statements contained herein. Intercompany transactions among the Company Parties and the non-filing entities have not been eliminated in the Debtors' balance sheet.

INVACARE CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)
Condensed Combined Statement of Comprehensive Income (Loss) (unaudited)

Debtors' Statements of Loss

(In thousands, except per share data)	Three Months Ended March 31,
2023
Net sales	$41,678
Cost of products sold	36,937
Gross Profit	4,741
Selling, general and administrative expenses	23,481
Gain on sale of business	(4,212)
Charges related to restructuring activities	3,749
Operating Loss	(18,277)
Net gain on convertible debt derivatives	(85)
Reorganization items, net	20,791
Interest expense (excludes contractual interest of $2,269 for the three months ended March 31, 2023)	9,241
Equity in earnings of non-debtor entities	(7,057)
Loss Before Income Taxes	(41,167)
Income tax provision	10
Net Loss	$(41,177)
Other comprehensive income (loss):
Defined benefit plans:
Amortization of prior service costs and unrecognized losses	23
Deferred tax adjustment resulting from defined benefit plan activity	(5)
Valuation reserve associated with defined benefit plan activity	5
Other Comprehensive Income (Loss)	23
Comprehensive Loss	$(41,154)

Notes to Financial Statements	Condensed Combined Debtor-In-Possession Financial Information

INVACARE CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)
Condensed Combined Balance Sheets (unaudited)

Debtors' Balance Sheet

March 31, 2023
Assets	(In thousands)
Current Assets
Cash and cash equivalents	$27,892
Trade receivables, net	18,595
Due from non-debtor affiliates	105,690
Inventories, net	28,171
Other current assets	10,664
Total Current Assets	191,012
Other Assets	2,593
Investment in subsidiaries	515,759
Intangibles, net	2,415
Property and Equipment, net	29,754
Finance Lease Assets, net	20,259
Operating Lease Assets, net	324
Total Assets	$762,116
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$14,697
Due to non-debtor affiliates	117,233
Accrued expenses	30,481
Current taxes payable	758
Current portion of long-term debt	35,500
Current portion of finance lease obligations	1,642
Current portion of operating lease obligations	222
Total Current Liabilities	200,533
Long-Term Debt	137,228
Finance Lease Long-Term Obligations	21,166
Operating Leases Long-Term Obligations	83
Other Long-Term Obligations	5,063
Liabilities Subject to Compromise	287,626
Total Equity attributable to the debtors	110,417
Total Liabilities and Equity	$762,116

Notes to Financial Statements	Condensed Combined Debtor-In-Possession Financial Information

INVACARE CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)
Condensed Combined Statements of Cash Flows (unaudited)

Debtors' Statement of Cash Flows

For the Three Months Ended March 31,
2023
Operating Activities	(In thousands)
Net loss	$(41,177)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain on sale of business	(4,212)
Depreciation and amortization	1,895
Amortization of operating lease right of use assets	199
Provision for losses on trade and installment receivables	23
Provision for other deferred liabilities	169
Provision for equity compensation	181
Gain on disposals of property and equipment	(88)
Reorganization items, net (1)	5,464
Equity in earnings of non-debtor entities	(7,057)
Amortization of convertible debt discount, term loan original issuance discount and accretion of convertible debt	960
Amortization of debt fees	1,817
Net gain on convertible debt derivatives	(85)
Other non-cash	184
Changes in operating assets and liabilities:
Trade receivables	5,159
Inventories, net	6,046
Other current assets	(1,623)
Accounts payable	(2,254)
Accrued expenses	13,931
Other long-term liabilities	(945)
Net Cash Used by Operating Activities	(21,413)
Investing Activities
Purchases of property and equipment	(54)
Proceeds from sale of business	11,596
Change in other long-term assets	(2)
Other	(540)
Net Cash Provided by Investing Activities	11,000
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	43,042
Payments on revolving lines of credit, finance leases and intercompany loans	(12,080)
Payment of financing costs (1)	(4,155)
Net Cash Provided by Financing Activities	26,807
Effect of exchange rate changes on cash	—
Decrease in cash and cash equivalents	16,394
Cash and cash equivalents at beginning of year	11,498
Cash and cash equivalents at end of period	$27,892
(1) Includes cash outflows of $3,664 for DIP financing costs.

Notes to Financial Statements	Subsequent Events

Subsequent Events

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
On April 24, 2023, the company reached a settlement with Birlasoft Solutions Inc. which was approved by the Bankruptcy Court, pursuant to which the company will make payments to Birlasoft in the aggregate amount of $2,000,000 for disengagement services to be completed by Birlasoft on or about May 31, 2023.

Bankruptcy Emergence
On April 28, 2023, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the First Amended Joint Chapter 11 Plan of Reorganization of Invacare Corporation and its Debtor Affiliates (Technical Modifications) (the “Plan”).
On May 5, 2023, the Debtors satisfied the remaining conditions precedent to consummation of the Plan as set forth in the Plan, the Plan became effective in accordance with its terms, and the Debtors emerged from the Chapter 11 Cases without any need for further action or order of the Bankruptcy Court.
In connection with the satisfaction of the conditions to effectiveness as set forth in the Confirmation Order and in the Plan, Invacare Corporation completed a series of transactions pursuant to which it became a wholly owned subsidiary of Invacare Holdings Corporation, a Delaware corporation, and conveyed certain of its foreign subsidiaries to a second wholly owned subsidiary of Invacare Holdings Corporation, Invacare Holdings Corp.
On May 5, 2023, in connection with emergence from the Chapter 11 Cases, Invacare Holdings Corporation (A) entered into an Amended and Restated Credit Agreement, which amends, restates and replaces in its entirety the Credit Agreement, originally dated as of July 26, 2022, among Invacare Corporation, the lenders party thereto, Cantor Fitzgerald Securities, as administrative agent for the lenders thereunder, and GLAS Trust Corporation Limited, as collateral agent for the secured parties thereunder, with certain funds managed by Highbridge Capital Management, LLC, as the lenders, Cantor Fitzgerald Securities, as administrative agent, and GLAS Trust Company LLC, as collateral agent; (B) entered into a Loan and Security Agreement, among Invacare Holdings Corporation, Invacare Corporation, Medbloc, Inc., Invacare Canada L.P., Perpetual Motion Enterprises Limited, the guarantors party thereto, the several financial institution parties as lenders, and White Oak Commercial Finance, LLC, as administrative agent and collateral agent; (C) issued (i) $25,739,000 in aggregate principal amount of the Invacare Holdings Corporation’s new 7.50% Convertible Senior Secured Notes due 2028, Tranche I, issued pursuant to that certain indenture, by and among Invacare Holdings Corporation, the guarantors party thereto, and GLAS Company LLC, as trustee (in such capacity, the “Trustee”) and notes collateral agent (in such capacity, the “Collateral Agent”), and (ii) $20,736,000 in aggregate principal amount of Invacare Holdings Corporation’s new 7.50% Convertible Senior Secured Notes due 2028, Tranche II, issued pursuant to that certain indenture, by and among Invacare Holdings Corporation, the guarantors party thereto, the Trustee and the

Notes to Financial Statements	Subsequent Events

Collateral Agent; and (D) issued 9,999,980 shares of common stock (the “Common Stock”), par value $0.001 per share, and 6,750,011 shares of Invacare Holdings Corporation’s 9.00% Series A Convertible Participating Preferred Stock, par value $0.001 per share, (including the Common Stock that may be issued in exchange therefor); as further disclosed in the Current Report on 8-K filed by Invacare Holdings Corporation with the U.S. Securities and Exchange Commission on May 8, 2023.
The company’s use of its net operating loss carryforwards is generally limited under section 382 of the Internal Revenue Code of 1986 (the “IRC”) if the company undergoes an “ownership change.” When an “ownership change” occurs pursuant to a case commenced under chapter 11 of the Bankruptcy Code, the general limitation under section 382 of the IRC may not apply if certain requirements are satisfied under either section 382(l)(5) or section 382(l)(6) of the IRC. The company will experience an “ownership change” in connection with the reorganization, but the company has not yet determined whether it will be eligible for or rely on the special rule under section 382(l)(5) or the special rule under section 382(l)(6) of the IRC. If the company relies on section 382(l)(5) of the IRC, a second “ownership change” within two years from the Effective Date could eliminate completely the company’s ability to utilize its net operating loss carryovers. Regardless of whether the company relies on section 382(l)(5) of the IRC, an “ownership change” after the Effective Date could significantly limit the Company’s ability to utilize its net operating loss carryforwards for taxable years including or following such “ownership change.”
Further, various leases were rejected or amended upon emergence from the Chapter 11 Cases. Specifically, the real estate leases of two properties adjacent to the headquarters building and manufacturing facility in Elyria, Ohio were rejected. The headquarters and manufacturing facilities properties leases in Elyria, Ohio were amended to a term of five years, and the property lease for the manufacturing facility in Sanford, Florida was amended to a term ending December 31, 2023.

Notes to Financial Statements	Market Risk and Controls

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Invacare Holdings Corporation (predecessor Invacare Corporation) is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and is not required to provide the information otherwise required under this item.

Item 4.    Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures
As of March 31, 2023, an evaluation was performed, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of March 31, 2023, in ensuring that information required to be disclosed by the company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in the company’s internal control over financial reporting that occurred during the company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II	Other Information

Part II. OTHER INFORMATION

Item 1.    Legal Proceedings.
On January 31, 2023 (the “Petition Date”), the company and two of its U.S. subsidiaries (collectively, the “Debtors” or “Company Parties”) filed voluntary petitions under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Debtors obtained joint administration of their chapter 11 cases under the caption In re Invacare Corporation, et al., Case No. 23-90068 (CML) (the “Chapter 11 Cases”). See Part I, Item 2 of this Quarterly Report on Form 10-Q and Item 1. Business — Bankruptcy and Item 1A. Risk Factors — Bankruptcy in the company's Annual Report on Form 10-K for the year ended December 31, 2022.

In the ordinary course of its business, the company is a defendant in a number of lawsuits, primarily product liability actions in which various plaintiffs seek damages for injuries allegedly caused by defective products. All the product liability lawsuits that were asserted against the company in the United States had been referred to the company's captive insurance company, Invatection Insurance Company (“Invatection”), and/or excess insurance carriers. All non-U.S. lawsuits have been referred to the company's commercial insurance carriers. All such lawsuits are generally contested vigorously. The coverage territory of the company's insurance is worldwide with the exception of those countries with respect to which, at the time the product is sold for use or at the time a claim is made, the U.S. government has suspended or prohibited diplomatic or trade relations. On January 31, 2023, the company entered into a Commutation and Release Agreement with Invatection pursuant to which, among other things, the company assumed all outstanding insured claims and cancelled the captive insurance policy. On March 28, 2023, Invatection was dissolved. The company self-insures product liability claims for the first $10 million per claim beyond which the company has commercial excess liability insurance coverage. Management does not believe that the outcome of any of these actions will have a material adverse effect upon the company's business or financial condition. The product liability lawsuits and claims arising prior to January 31, 2023, are to be compromised pursuant to the company’s plan of reorganization under the Bankruptcy Cases.

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

In November 2021, the company received a Warning Letter from the FDA concerning certain of the June 2021 FDA Form 483 inspectional observations related to the complaint handling, CAPA and MDR processes, associated with oxygen concentrators. The company also received a consent decree non-compliance letter from the FDA concerning the same complaint and CAPA handling matters as in the Warning Letter but associated with the Taylor Street products. The company timely responded to the FDA Letters, has diligently taken actions to address the FDA’s concerns, and has provided the FDA with periodic updates on the corrective actions taken to address the matters in the FDA Letters.

Part II	Other Information

The FDA conducted an inspection at the company’s Corporate and Taylor Street facilities from March 1 through March 30, 2023. At the conclusion of the inspection, two FDA Form 483 observations were issued. The company timely responded to the FDA and intends to diligently address the observations.

The company remains committed to resolving the FDA’s concerns; however, it is not possible to predict the outcome or timing of a resolution at this time. There can be no assurance that the FDA will be satisfied with the company’s responses to the FDA Letters and Form 483, nor any assurance as to the timeframe that may be required for the company to adequately address the FDA’s concerns or whether the matters in the FDA Letters and Form 483 will result in an extension in the duration of the consent decree. Additional information regarding the consent decree and the FDA Letters is included in the "Contingencies" note to the financial statements contained in Part I of this Quarterly Report on Form 10-Q and Item 1. Business - Government Regulation and Item 1A. Risk Factors in the company's Annual Report on Form 10-K for the year ended December 31, 2022.

Part II	Other Information

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors disclosed in Part 1, Item 1A "Risk Factors" in the company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Risks Related to the Company's Emergence from Bankruptcy

The ongoing effects of the Chapter 11 Cases, including the risks and uncertainties associated with bankruptcy, may harm the company’s business following emergence.

The company has only recently emerged from bankruptcy. The company’s senior management has been required to spend a significant amount of time and effort attending to the Plan instead of focusing exclusively on the company’s business operations. Risks associated with emergence from bankruptcy include the company’s ability to maintain its relationships with its suppliers, customers, employees, service providers, regulators, and other third parties; and its ability to maintain contracts that are critical to its operations.

The company’s historical financial information may not be indicative of its future financial performance as a result of the implementation of the Plan.

The company’s capital structure was significantly altered under the Plan. Upon emergence from bankruptcy, the company will adopt fresh-start accounting in accordance with ASC 852, Reorganizations. Under fresh-start accounting rules that apply to the company following its emergence from bankruptcy, the company’s assets and liabilities will be adjusted to fair value and the company’s accumulated deficit will be restated to zero. In addition, the company expects to adopt certain accounting policy changes as part of fresh-start accounting and such policies could result in material changes to the company’s financial reporting and results. Accordingly, the company’s financial condition and results of operations following its emergence from Chapter 11 will not be comparable to the financial condition and results of operations reflected in the company’s historical consolidated financial statements. As a result, investors should not rely on these results as indicative of the company’s future performance.

There can be no assurance as to the effect that the company’s bankruptcy and emergence from Chapter 11 will have on its relationships with its business partners.

There can be no assurance as to the effect that the company’s bankruptcy and emergence from Chapter 11 will have on its ongoing relationships with its suppliers, customers, employees, or service providers. To the extent that any of these events result in the tightening of payment or credit terms, increases in the price of supplied goods, or the loss of one or more major customers, service providers or key employees, it could have a material adverse effect on the company’s business, financial condition, liquidity and results of operations.

Upon emergence from bankruptcy, the composition of the company’s management team may change and the composition of the Board of Directors has changed significantly.

The composition of the company’s senior management team has remained unchanged through the Chapter 11 Cases and emergence from bankruptcy, however the composition of the company’s management team may change, and could change significantly. Qualified individuals are in high demand and the company may incur significant costs to attract them. The loss of key employees or unexpected changes in the composition of the company’s management team could materially and adversely affect its ability to execute its strategy and implement operational initiatives which could have a material and adverse effect on the company’s financial condition, liquidity and results of operations.

In addition, upon emergence from bankruptcy, the composition of the company’s board of directors changed significantly. The company’s current directors have different backgrounds, experiences and perspectives from those individuals who previously served on the company’s board of directors during bankruptcy, and the current board of directors may have different views on strategic initiatives and a range of issues that will determine the future of the company. As a result, the future strategy and plans of the company may differ materially from those of the past.

Part II	Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of common shares made by the company during the three months ended March 31, 2023.

Period			Total Number of Shares Purchased (1)	Avg. Price Paid Per Share $	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
1/1/2023	-	1/31/2023	—	$—	—	2,453,978
2/1/2023	-	2/28/2023	—	—	—	2,453,978
3/1/2023	-	3/31/2023	—	—	—	2,453,978
Total			—	$—	—	2,453,978
________
(1)No shares were repurchased between January 1, 2023 and March 31, 2023 or were surrendered to the company by employees for minimum tax withholding purposes in conjunction with the vesting of restricted shares awarded to the employees or exercise of non-qualified options under the company's equity compensation plans.

(2)In 2001, the Board of Directors authorized the company to purchase up to 2,000,000 common shares, excluding any shares acquired from employees or directors as a result of the exercise of options or vesting of restricted shares pursuant to the company’s performance plans. The Board of Directors reaffirmed its authorization of this repurchase program on November 5, 2010, and on August 17, 2011 authorized an additional 2,046,500 shares for repurchase under the plan. To date, the company has purchased 1,592,522 shares under this program, with authorization remaining to purchase 2,453,978 shares. The company purchased no shares pursuant to this Board authorized program during the quarter ended March 31, 2023.

Under the terms of the company's Credit Agreement, repurchases of shares by the company generally are not permitted except in certain limited circumstances in connection with the vesting or exercise of employee equity compensation awards.

NYSE Delisting Proceedings

On February 1, 2023, the company was notified by the staff of NYSE Regulation, Inc. (“NYSE Regulation”) that it had suspended trading in the company's common shares on the New York Stock Exchange (“NYSE”) and determined to commence proceedings to delist the company’s common shares from the NYSE. NYSE Regulation reached its decision that the company is no longer suitable for listing pursuant to NYSE Listed company Manual Section 802.01D after the company filed the Chapter 11 Cases referenced in Item 1. Business - Bankruptcy in the company's Annual Report on Form 10-K for the year-end December 31, 2022. The company's common shares were subsequently delisted from the NYSE effective February 16, 2023.

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

Part II	Other Information

Item 3.    Defaults Upon Senior Securities.

The filing of the Chapter 11 Cases constituted an event of default that accelerated the Debtors' obligations under the following debt instruments (the "Debt Instruments"):

•Indenture, dated as of November 19, 2019, by and between Invacare Corporation and Wells Fargo Bank, National Association, as trustee, and the $72,909,000 aggregate outstanding principal amount of Invacare Corporation's 5.00% Convertible Senior Exchange Notes due 2024 issued thereunder.
•Indenture, dated as of June 4, 2020, by and between Invacare Corporation and Wells Fargo Bank, National Association, as trustee, and the $68,875,000 aggregate outstanding principal amount of Invacare Corporation’s 5.00% Series II Convertible Senior Exchange Notes due 2024 issued thereunder.
•Indenture, dated as of March 16, 2021, by and between Invacare Corporation and Wells Fargo Bank, National Association, as trustee, and the $69,700,000 aggregate outstanding principal amount of Invacare Corporation’s 4.25% Convertible Senior Notes due 2026 issued thereunder.
•Indenture, dated as of July 26, 2022, by and among Invacare Corporation, the guarantors party thereto, Computershare Trust Company, N.A., as trustee, and GLAS Corporation Limited, as notes collateral agent, and the $20,739,000 aggregate outstanding principal amount of Invacare Corporation’s 5.68% Convertible Senior Secured Notes due 2026, Tranche I issued thereunder.
•Indenture, dated as of July 26, 2022, by and among Invacare Corporation, the guarantors party thereto, Computershare Trust Company, N.A., as trustee, and GLAS Corporation Limited, as notes collateral agent, and the $20,736,000 aggregate outstanding principal amount of Invacare Corporation’s 5.68% Convertible Senior Secured Notes due 2026, Tranche II issued thereunder.
•Credit Agreement, dated as of July 26, 2022, by and among Invacare Corporation for up to an aggregate of $104,500,000 principal amount of secured term loan with Highbridge Capital Management, LLC as the lender, Cantor Fitzgerald Securities as administrative agent and GLAS Trust Corporation Limited, as collateral agent.
•Second Amended and Restated Credit Agreement, dated as of July 26, 2022, by and among Invacare Corporation, the borrowers, guarantors and lenders party thereto, and PNC Bank, National Association, as administrative agent.

As previously disclosed, any efforts to enforce the payment obligations under the Debt Instruments are automatically stayed as a result of the Chapter 11 Cases, and the creditors' rights of enforcement in respect of the Debt Instruments are subject to the applicable provisions of the Bankruptcy Code.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Part II	Other Information

Item 6.    Exhibits

Exhibit No.
31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification (filed herewith).
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS*	Inline XBRL instance document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	Inline XBRL taxonomy extension schema
101.CAL*	Inline XBRL taxonomy extension calculation linkbase
101.DEF*	Inline XBRL taxonomy extension definition linkbase
101.LAB*	Inline XBRL taxonomy extension label linkbase
101.PRE*	Inline XBRL taxonomy extension presentation linkbase
104*	Cover page of the Quarterly Report on Form 10-Q formatted in Inline XBRL.
 * Filed herewith

Signatures

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVACARE HOLDINGS CORPORATION

Date:	May 15, 2023	By:	/s/ Kathleen P. Leneghan
Name: Kathleen P. Leneghan
Title: Senior Vice President and Chief Financial Officer
(As Principal Financial and Accounting Officer and on behalf of the registrant)